Form 10-K
period 2006-03-31
Castle Brands Inc
filed 2006-06-29
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 001-32849

Castle Brands Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-2103550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
570 Lexington Avenue, 29th Floor New York, New York	10022 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (646) 356-0212

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑

The initial public offering of Castle Brands Inc.’s common stock, par value $0.01 per share, commenced on April 6, 2006. There was no public market for the Company’s common stock prior to that date.

The registrant had 12,009,741 shares of $0.01 par value common stock outstanding at June 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Form 10-K is incorporated by reference to the proxy statement for the registrant’s 2006 meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended March 31, 2006.

PART I

Cautionary Note Regarding Forward-Looking Statements

This annual report includes statements of our expectations, intentions plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “expects,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by the forward-looking statements:

•	our history of losses and expectation of further losses;

•	the effect of poor operating results on our company;

•	the effect of growth on our infrastructure, resources, and existing sales;

•	our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands;

•	the impact of supply shortages and alcohol and packaging costs in general;

•	our ability to raise capital;

•	our ability to fully utilize and retain new executives;

•	negative publicity surrounding our products or the consumption of beverage alcohol products in general;

•	our ability to acquire and/or maintain brand recognition and acceptance;

•	trends in consumer tastes;

•	our ability to protect trademarks and other proprietary information;

•	the impact of litigation;

•	the impact of federal, state, local or foreign government regulations;

•	the effect of competition in our industry; and

•	economic and political conditions generally.

We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in, or implied by, these forward-looking statements, even if new information becomes available in the future.

Currency Translation

The functional currencies for our foreign operations are the euro in Ireland and the British pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

Where in this annual report we refer to amounts in euros or British pounds, we have for your convenience also in certain cases provided a translation of those amounts to U.S. dollars in parenthesis. Where the numbers refer to a specific balance sheet date account or financial statement period, account, we have used the exchange rate that was used to perform the translations in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the translations have been made using the exchange rates as of March 31, 2006, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2006, the exchange rate of the euro in exchange for U.S. dollars and the exchange rate of the British pound in exchange for U.S. dollars were €1.00 = U.S. $1.2076 (equivalent to U.S. $1.00 = €0.8282) for euros and £1.00 = U.S. $1.7398 (equivalent to U.S. $1.00 = £0.5749) for British Pounds.

These translations should not be construed as representations that the euro and British pound amounts actually represent U.S. dollar amounts or could be converted into U.S. dollars at the rates indicated.

Item 1.	Business

Overview

We are an emerging developer and global marketer of premium branded spirits within four growing categories of the spirits industry: vodka, rum, Irish whiskey and liqueurs/cordials. Our premium spirits brands include brands that we own, including Boru vodka, Knappogue Castle Whiskey, the Clontarf Irish whiskeys, Sea Wynde rum, and Brady’s Irish cream liqueur, brands for which we possess certain marketing and distribution rights, either directly or indirectly, including Goslings’ rums, and Celtic Crossing liqueur and Pallini liqueurs, a brand that we distribute through an agency relationship.

We were formed as a Delaware corporation in July 2003. Our predecessor company, Great Spirits Company LLC, a Delaware limited liability company was formed in February 1998 by our chief executive officer, Mark Andrews, through one of his affiliated entities, Knappogue Corp. In early 2003, Great Spirits Company entered into negotiations with The Roaring Water Bay Spirits Group Limited to acquire the Boru vodka brand and, in July 2003, we were formed as a holding company to effectuate the merger of Great Spirits Company and the Roaring Water Bay entities. This merger was accomplished on December 1, 2003, with the simultaneous (a) merger of Great Spirits Company into a wholly owned subsidiary established by us for such purpose, now known as Castle Brands (USA) Corp., and (b) acquisition by us of The Roaring Water Bay Spirits Group Limited and its affiliated companies, referred to by us as Roaring Water Bay, making them our subsidiaries, now known as Castle Brands Spirits Group Limited and Castle Brands Spirits Marketing and Sales Company Limited. As a result of this acquisition, we acquired ownership of Boru vodka, which is now our leading brand, and also added the Clontarf family of Irish whiskeys and Brady’s Irish cream to our brand portfolio.

Since our predecessor’s formation in 1998, we have invested over $60 million in capital to develop our operating platform, acquire and grow our branded portfolio of distinctive premium spirits and establish U.S. and international sales and distribution. We completed our initial public offering of common stock in April 2006.

For our fiscal year ended March 31, 2006, we recorded sales of 267,052 cases, which are measured based on the industry standard of nine-liter equivalent cases, and revenues of approximately $21.1 million, which represents an increase of 68% from revenues recorded for the prior fiscal year. These increases reflect both organic growth and growth from additions to our brand portfolio. We intend to continue our current growth through further market penetration of our brands, as well as through strategic relationships and acquisitions of both established and emerging spirits brands with global growth potential.

Our brands

We market our premium spirits brands in the following distilled spirit categories: vodka, rum, Irish whiskey and liqueurs/cordials.

Boru vodka. Boru vodka is our leading brand and accounted for approximately 36% of our revenues for the fiscal year ended March 31, 2006. We expect Boru to also represent a significant portion of our growth over the next several years.

Boru vodka is a premium vodka produced in Ireland. It was developed in 1998 and named after the legendary High King of Ireland, Brian Boru, an Irish national hero known for uniting the Irish clans and driving foreign invaders out of Ireland in 1014 A.D. The Boru brand is meant to reflect the strength, power and purity of spirit associated with the image of this King Brian Boru. It is quadruple distilled using pure spring water for smoothness and filtered through ten feet of charcoal made from Irish oak for increased purity. We have three flavor extensions of Boru vodka: Boru Citrus, Boru Orange and Boru Crazzberry (a cranberry/raspberry flavor fusion). Flavor extensions are and will remain an important source of growth for us.

Gosling’s rum. We are the exclusive U.S. distributor for the Gosling’s rums, including Gosling’s Black Seal dark rum and related brands. These are all produced by the Gosling family in Bermuda, where Gosling’s rums have a distinguished heritage, having been under continuous production and ownership by the Gosling family for over 150 years. In February 2005, we expanded our relationship with the Gosling family by acquiring a 60% controlling interest in Gosling-Castle Partners Inc., a global export venture between us and the Gosling family. Effective April 1, 2005, Gosling-Castle Partners secured the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda, including an assignment of the Gosling’s rights under our existing distribution agreement with them. The Gosling’s rum brands are internationally known, particularly with consumers who have traveled to Bermuda. The Gosling’s rum brands accounted for approximately 28% of our revenues for the fiscal year ended March 31, 2006.

Gosling’s offers three distinct premium rums:

•	Gosling’s Black Seal — Gosling’s Black Seal is a premium dark rum, which is best known as an ingredient in the Gosling’s trademarked cocktail Dark ’n Stormy — known as the “national drink of Bermuda.” To foster the promotion of the Dark ’n Stormy, we also distribute its recommended mixture counterpart, Barritt’s Ginger Beer, a well known non-alcoholic ginger beer from Bermuda. Gosling’s Black Seal was awarded a Platinum Medal (the highest offered) in the World Spirits Competition, conducted by the Beverage Tasting Institute in 2000. In that competition, as part of a blind taste test conducted with respect to a selection of world class rums, Gosling’s Black Seal was rated “96” out of a possible “100” and a “Best Buy”;

•	Gosling’s Gold Bermuda Rum — Gosling’s Gold Bermuda Rum, lighter in color than Gosling’s Black Seal, was introduced in 2004. It is often combined with Gosling’s Black Seal and fruit juices in the Rum Swizzle cocktail, a popular drink in Bermuda; and

•	Gosling’s Old Rum — Gosling’s Old Rum is a premium “family reserve” rum that is produced in limited quantities. Gosling’s Old Rum was created based on the Gosling’s Black Seal formula and then further aged in oak barrels.

Sea Wynde. In 2001 we introduced Sea Wynde, a premium rum. For centuries, some of the world’s finest rums were made in pot stills and produced in small batches. Today, pot stills have largely been replaced by the faster and more economically efficient column stills, which do not produce the robust character and flavor of pot stills. Sea Wynde is distinctive in that it is made entirely from aged, pure pot still rums from the Caribbean and South America. Sea Wynde won a five-star award (the highest offered) from Spirit Journal in 2003.

Knappogue Castle Whiskey. We developed our Knappogue Castle Whiskey, a single malt Irish whiskey, in 1998, taking advantage of an opportunity to build both on the popularity of single malt Scotch whisky and the growth in the Irish whiskey category. Knappogue Castle Whiskey is distilled in pot stills using malted barley and is distinctive in that it is vintage-dated based on the year of distillation. Our Knappogue Castle Whiskey won the “Spirit of the Year” award from Food & Wine in 1999.

Knappogue Castle 1951. Knappogue Castle 1951 is a pure pot-still whiskey that was distilled in 1951 and then aged for 36 years in sherry casks. The name comes from a castle in Ireland, formerly owned by Mark Edwin Andrews, the originator of the brand and the father of Mark Andrews, our chairman and chief executive officer. Currently, we only offer 300 bottles of this rare Irish whiskey for sale each year.

Clontarf Irish whiskeys. Our family of Clontarf Irish whiskeys currently represents a majority of our case sales of Irish whiskey. Clontarf was launched in 2000 to meet the growing demand for an accessible and smooth premium Irish whiskey. Clontarf is distilled using quality grains and pure Irish spring water and is then aged in bourbon barrels and mellowed through Irish oak charcoal. Clontarf is available in single malt, reserve and classic versions.

Brady’s Irish cream liqueur. We launched Brady’s Irish cream in late 2003 to capitalize on the demand for high quality Irish creams. Brady’s Irish cream is made in small batches using Irish whiskey, dairy fresh cream and natural flavors.

Celtic Crossing liqueur. As a result of our strategic venture with Gaelic Heritage Corporation Limited, an affiliate of Terra Limited, which is one of our primary bottlers, we have obtained the exclusive worlwide distribution rights with respect to Celtic Crossing, a premium brand of Irish liqueur, and a 60% ownership interest in Celtic Crossing, a in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. As part of this strategic venture arrangement, Gaelic Heritage has retained the exclusive rights to produce and supply us with Celtic Crossing. Celtic Crossing was developed in the mid 1990s by Gaelic Heritage, and is a unique combination of Irish spirits, cognac and a taste of honey. Celtic Crossing is one of the few liqueurs that are honey-flavored, and it is enjoyed as an after dinner drink and as a flavor enhancer in unique cocktails.

Pallini liqueurs. Pursuant to an exclusive marketing agreement with I.L.A.R. S.p.A., we have obtained the long-term exclusive U.S. distribution rights (excluding duty free sales) with respect to Pallini Limoncello and its related brand extensions. Pallini Limoncello is a premium lemon liqueur, which is served on the rocks or as an ingredient in a wide variety of drinks, ranging from martinis to iced tea. It is also used in cooking, particularly for pastries and cakes. Pallini Limoncello is crafted from an authentic family recipe created more than 100 years ago by the Pallini family. It is made with Italy’s finest Sfusato Amalfitano lemons that are hand-selected for optimal freshness and flavor. There are also two other flavor extensions of this Italian liqueur: Pallini Peachcello, made with white peaches, and Pallini Raspicello, made from a combination of raspberries and other berries.

Industry overview

The overall beverage alcohol industry includes three major segments: distilled spirits, wine and beer. We currently only participate in the distilled spirits segment and, more specifically, in the premium end of this market. Within distilled spirits, sales of which reached nearly $50 billion in the United States alone during 2004, there are three primary categories: white goods (vodka, rum, gin and tequila), whiskey and specialties (including liqueurs and cordials). In 2004, these three categories, excluding what are referred to in the industry as local traditional liquors such as unbranded Chinese spirits and Indian arrack, represented approximately 936 million global case sales, of which approximately 165 million case sales were made in the United States. White goods are the largest category within the distilled spirits market, representing 53% of the foregoing global distilled spirits sales made in 2004, and vodka is the largest sub-category of white goods, representing approximately 34% of such global distilled spirits sales made in 2004. Our two leading brands, Boru vodka and Gosling’s rum, are emerging products within the white spirits category. We expect that each of the premium spirits segments in which we compete will continue to demonstrate favorable growth in the foreseeable future, particularly as compared to the overall distilled spirits market.

We believe the following are key industry trends:

•	increasing consumer preference for liquor and cocktails across various age groups and demographics, as compared to wine and beer;

•	increasing consumption of imported premium spirits; viewed as affordable luxury products, consumers appear willing to trade up and pay more for high-end quality spirits; and

•	increasing consumer identification with a particular liquor brand to convey status and self image; consumers are more likely to have a preference for establishing a unique brand or drink to call their own and to be aspirational in their drinking behavior.

Within the United States, our products are included in the imported segments of their distilled spirits categories, as all of our products are produced outside of the United States. Within the imported segments, the vast majority of the brands are, like ours, premium brands. As the following case sales tables indicate, there is significant historical and projected growth in the imported portions of the distilled spirits categories in which our products compete, and growth in these imported segments is expected to outpace that of their overall categories over the five-year period from 2005-2010.

U.S. Overall Distilled Spirits Consumption
Nine-liter case sales (in millions, except percentages)

	Number of		Number of	Projected
	case sales	5-Year	case sales	5-Year
	for 2005	growth	for 2010	growth
Spirits category (each includes both the domestic and imported segments)	(estimated)	2000-2005	(projected)	2005-2010

Vodka	48.0	31.5%	57.5	19.8%
Rum	21.5	33.5%	25.2	17.2%
Liqueurs/cordials	23.3	33.1%	24.5	5.2%
Whiskey	43.9	1.9%	44.6	1.6%

Other categories	34.4	4.9%	37.9	10.2%

Total U.S. distilled spirits	171.1	17.2%	189.7	10.9%

Source: IMPACT Database Review and Forecast.

The U.S. consumption of distilled spirits reached 171.1 million cases in 2005, representing a 17.2% growth over the preceding five-year period, and case sales are expected to reach 189.7 million by 2010, reflecting a 10.9% growth over the five-year period from 2005 to 2010. Within distilled spirits, vodka is the largest category with approximately 48.0 million cases sold in 2005 and is expected to be the highest growth category with an 19.8% growth rate over the five-year period from 2005 to 2010. Rum and liqueurs/cordials are also expected to experience growth with five-year growth estimates of 17.2% and 5.2%, respectively.

U.S. Imported Distilled Spirits Consumption
Nine-liter case sales (in millions, except percentages)

	Number of		Number of	Projected
	case sales	5-Year	case sales	5-Year
	for 2005	growth	for 2010	growth
Imported spirits segment	(estimated)	2000-2005	(projected)	2005-2010

Imported vodka	13.8	72.5%	19.0	37.7%
Imported rum	2.4	50.0%	3.2	33.3%
Imported liqueurs/cordials	11.3	43.0%	14.0	23.9%
Irish whiskey	0.6	50.0%	0.9	125.0%

Total for our segments	28.1	57.0%	37.1	32.0%

Other imported whiskey	23.2	(0.9)%	23.2	0.0%
Other imported spirits	16.5	11.5%	17.7	7.3%

Total imported U.S. distilled spirits	67.8	20.9%	78.0	15.0%

Source: IMPACT Database Review and Forecast.

As the foregoing tables indicate, the imported segments of the U.S. distilled spirits market categories in which we compete together represent a significantly greater historical and projected growth than that of the U.S. distilled spirits market as a whole. The U.S. consumption of distilled spirits in the imported segments in which we compete are estimated to have reached 28.1 million cases in 2005, representing a 57.0% growth over the proceeding five-year period, as compared to a 17.2% growth over such period for U.S. distilled spirits as a whole. In addition, case sales within our imported segments are expected to reach 37.1 million by 2010, reflecting a 32.0% growth over the five-year period from 2005 to 2010, as compared to a five-year projected growth of 10.9% for U.S. distilled spirits as a whole. In addition, the individual segments in which our premium brands compete, i.e., imported vodka, imported rum, imported liqueurs/cordials and Irish whiskey, demonstrated growth of 72.5%, 50.0%, 43.0% and 50.0%, respectively, over the five-year period from 2000 to 2005 and each such segment is expected to achieve sizable additional growth over the five-year period from 2005 to 2010, particularly imported vodka with a projected 37.7% five-year growth rate. The growth in vodka is attributable to its overall popularity, the recent trend in flavor extensions and flexibility with different mixers. Rum growth is also correlated to its mixability and new flavor introductions. Liqueurs and cordials are increasingly popular due to new innovative flavors tailored to individual taste preferences, and Irish whiskey is one of the smaller yet faster growing distilled spirits categories.

With our diverse portfolio of premium branded spirits and other competitive strengths and our long-term strategy we believe that we are well positioned to take advantage of recent consumer trends in favor of high-end branded premium spirits and the continuing growth projected for the premium segments of the distilled spirits industry in which we have chosen to compete.

Our competitive strengths

We believe that our competitive strengths include the following:

•	our diverse portfolio of high quality, premium branded spirits in growing categories of the spirits industry. This portfolio, with brands in four growing spirits categories, appeals to broad consumer tastes and enables us to penetrate various retail outlets and capitalize on varying regional preferences;

•	our extensive and established U.S. distribution network and growing international distribution network in Europe and elsewhere. We currently have distribution relationships with third-party distributors or brokers in all 50 states in the United States and in six other primary international markets. We believe that establishing domestic and international distribution such as ours is a significant barrier to entry for smaller spirits producers and that our distribution network is similar to that of our significantly larger competitors. We anticipate that our distribution network will also be a differentiating factor in enabling us to continue to partner with emerging brands seeking greater market penetration;

•	our significant sales and marketing expertise and experience. We have dedicated a significant amount of resources to establish and develop a sales and marketing infrastructure both domestically and internationally. We believe this infrastructure provides us the capacity to accommodate our anticipated future growth. We currently have a total sales force of 30 people, including six regional U.S. sales managers and two international sales managers, with an average of over 15 years of industry experience with premium spirits brands;

•	our highly qualified and experienced management team with successful track records relating to brand development, the spirits industry, mergers and acquisitions and public companies. Mark Andrews, our chairman and chief executive officer, founded our predecessor company in 1998. Prior thereto, he served as founder, chairman and chief executive officer of American Exploration Company, a publicly traded oil and gas company, from 1980 until its sale to Louis Dreyfus Natural Gas Corp. in 1997. During his 17-year tenure there, American Exploration completed over 50 acquisitions. Keith Bellinger, our president and chief operating officer, was formerly chief financial officer of the spirits division of Allied Domecq USA and served as president of the Northern Business Unit of Allied Domecq USA. T. Kelley Spillane, our senior vice president — U.S. sales, had significant roles while at Carillon Imports in helping that company grow its Absolut Vodka and Bombay Sapphire Gin brands. John Soden, our senior vice president and managing director — international operations, has spent the last fourteen years in the alcohol beverage industry, most recently serving as the general manager of both Woodford Bourne and Direct Wine Shipments Wholesale (both wine and spirits importers that are subsidiaries of DCC Group PLC) where he managed sales and marketing personnel in Ireland;

•	our flexible and efficient supply chain. We currently coordinate the production and delivery of all of our spirits through long-term arrangements with third-party distillers, producers and transportation companies. These arrangements enable us to operate without the need to own or invest in distilleries, bottling plants, storage or transportation equipment, allowing us to focus a majority of our resources on sales and marketing activities; and

•	our recent track record in establishing strategic partnerships. We have experienced recent successes establishing strategic partnerships with the owners of spirits brands seeking to increase sales beyond their home markets, providing the opportunity for the brands to achieve global growth. We believe this track record will allow us to attract additional brands to our portfolio.

Our growth strategy

Our objective is to continue building a distinctive portfolio of global premium spirits brands, with a primary focus on increasing both our total and individual brand case sales. To achieve this, we intend to continue:

•	increasing market penetration of our existing spirits brands. We intend to utilize our existing distribution relationships, sales expertise and targeted marketing activities to achieve growth and gain additional market share for our brands within retail stores, bars and restaurants, and thereby with end consumers, both in the United States and internationally; add experienced salespeople in selected markets; increase sales to national chain accounts; and expand our international distribution relationships;

•	building brand awareness through innovative marketing, advertising and promotional activities. We place a significant emphasis on our bottle design, labeling and packaging, as well as on our advertising and promotional activities, to establish and reinforce the image of our brands and have invested significant capital over the last several years in developing our brands. We intend to continue developing compelling campaigns for our spirits brands through the coordinated efforts of our experienced internal marketing personnel and leading third-party design and advertising firms, principally using billboards, print advertisements and in-store promotional materials, to increase consumer brand awareness. For example, we intend to position Boru vodka as the leading and one of the few premium vodkas produced in Ireland and expand the market awareness of Gosling’s rum in global markets beyond its current loyal customer following in Bermuda and the eastern United States; and

•	selectively adding new premium brands to our spirits portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our portfolio of premium spirits brands, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. The spirits industry is characterized by a relatively small number of very large companies, as a result of continuing industry consolidation, and a sizable number of smaller brands, many of which are family owned. We believe that by partnering with these smaller and family-owned companies, we provide them with the potential opportunity to achieve global growth and the other benefits of a larger organization while, in many cases, maintaining their local identities and traditional distillation and production businesses. In addition, we will seek to opportunistically acquire brands divested by our larger competitors that have market presence and significant growth potential.

Production and supply

There are several steps in the production and supply process for spirits products. First, all of our products are distilled. This is a multi-stage process that converts basic ingredients, such as grain or sugar cane, into alcohol. Next, the alcohol is processed and/or aged in various ways depending on the requirements of the specific brand. In the case of our vodka, this processing is designed to remove all other chemicals to the maximum extent possible, so that the resulting liquid will be odorless and colorless, and have a smooth quality with minimal harshness. Achieving a high level of purity is relatively complex and involves a series of distillations and filtration processes.

In the case of our flavored vodkas and all of our other spirits brands, rather than removing flavor, various complex flavor profiles are achieved through one or more of the following techniques: infusion of fruit, addition of various flavoring substances, and, in the case of our rums and whiskeys, aging of the brands in various types of casks for extended periods of time and the blending of several rums or whiskeys to achieve a unique flavor profile for each brand. After the distillation, purification and flavoring processes are completed, the various liquids are bottled. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging the bottles in various configurations for shipment.

We do not have significant investment in distillation, bottling or other production facilities or equipment. Instead, we have entered into relationships with several companies to provide those services to us for our various brands. We feel that these types of arrangements are beneficial in that we do not have a significant amount of capital committed to fixed assets and we have the flexibility to meet growing sales levels by dealing with companies whose capacity significantly exceeds our current needs. These relationships vary on a brand-by-brand basis as discussed below.

Boru vodka

We have a supply agreement with Carbery Milk Products Limited, a member of the Carbery Group, a large distiller and food producer based in Ballineen, Ireland, to provide us with the distilled alcohol used in our Boru vodka. This supply agreement with Carbery was originally entered into by Roaring Water Bay in 1998 and became ours in 2003, when we acquired Roaring Water Bay and, with it, our Boru vodka brand. The supply agreement provides for Carbery to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2008, in quantities to be designated by us annually. We believe that Carbery has more than enough distilling capacity to meet our needs for Boru vodka for the foreseeable future. Carbery also produces the flavoring ingredients used in the Boru vodka flavor extensions and in our Brady’s Irish cream.

From Carbery, the quadruple distilled alcohol is delivered by them to the bottling premises at Terra Limited in Baileyboro, Ireland, where pursuant to our bottling and services agreement with Terra, it is filtered in several proprietary ways, pure water is added to achieve the desired proof, and, in the case of the citrus, orange and crazzberry versions of Boru vodka, flavorings (obtained from Carbery) are added. Each of our Boru vodka products is then bottled in various sized bottles. We believe that Terra, which also acts as bottler for all of our Irish whiskeys and as producer and bottler of our Brady’s Irish cream (and as bottler for Celtic Crossing which is supplied to us by one of Terra’s affiliates), has sufficient bottling capacity to meet our current needs, and its facility can be expanded to meet future supply needs, should this be required.

Pursuant to our bottling and services agreement with Terra, which extends through February 28, 2009, Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Boru vodka brands and our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and price indexes for consumer price index increases up to 3 1/2%. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. All alcohol is held on the premises by Terra under its customs and excise bond.

Gosling’s rum

The Gosling’s rums have been produced by Gosling’s Brothers Limited in Hamilton, Bermuda for approximately 150 years and, pursuant to our distribution arrangements with the Goslings, they have retained the right to act as the sole supplier to Gosling-Castle Partners Inc. with respect to our Gosling’s rum requirements. They source their rums in the Caribbean and transport them to Bermuda where they are blended according to proprietary recipes. The rums are then sent to the Heaven Hill plant in Bardstown, Kentucky where they are bottled, packaged, stored and shipped to our various distributors. Gosling’s Brothers recently increased its blending and storage facilities in Bermuda to accommodate our supply needs for the foreseeable future. Heaven Hill has one of the largest bottling facilities in the United States with ample capacity to meet our projected supply needs. See “— Strategic brand — partner relationships.”

Knappogue Castle and Clontarf Irish whiskeys

In 2005, we entered into a long-term supply agreement with Irish Distillers, a subsidiary of Pernod Ricard, pursuant to which it has agreed to supply us with the aged single malt and grain whiskeys used in our Knappogue Castle Whiskey and a Knappogue Castle Whiskey blend we may produce in the future and all three of our Clontarf Irish whiskey products. The supply agreement provides for Irish Distillers to meet our running ten-year estimate of supply needs for these products, each of which is produced to a flavor profile prescribed by us. At the beginning of each year of the agreement, we must nominate our specific supply needs for each product for that year, which amounts we are then obligated to purchase over the course of that year. These amounts may not exceed the annual amounts set forth in the running ten-year estimate unless approved by Irish Distillers. The agreement provides for fixed prices for the whiskeys used in each product, with escalations based on certain cost increases. The whiskeys for the four products are then sent to Terra Limited where they are bottled in bottles designed by us and packaged for shipment.

    Pallini liqueur

The Pallini liqueurs are produced by I.L.A.R. S.p.A., an Italian company based in Rome and owned since 1875 by the Pallini family. The Pallinis make their Limoncello using Sfusato Amalfitano lemons in a proprietary infusion process. Once made, the Limoncello is then bottled in their plant in Rome and shipped to us pursuant to our long-term exclusive U.S. marketing and distribution agreement. In addition to Pallini Limoncello, I.L.A.R. produces Pallini Raspicello, using a combination of raspberries and other berries and Pallini Peachcello using white peaches, and we are the exclusive U.S. importer for both of these brands as well. We believe that I.L.A.R. has adequate facilities in Rome to produce and bottle sufficient Limoncello, Raspicello and Peachcello to meet our foreseeable needs. See “— Strategic brand-partner relationships.”

    Brady’s Irish cream

Brady’s Irish cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings procured from the Carbery Group, to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand.

    Celtic Crossing liqueur

We acquired the exclusive worldwide distribution rights to the Celtic Crossing brand of Irish liqueur a 60% ownership interest in Celtic Crossing in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America, from Gaelic Heritage Corporation Limited, an affiliate of Terra. In connection with these arrangements, Gaelic Heritage retained the right to act as the sole supplier to us of Celtic Crossing. Gaelic Heritage mixes the ingredients comprising Celtic Crossing using a proprietary formula and then Terra bottles it for them in bottles designed for us. We believe that the necessary ingredients are available to Gaelic Heritage in sufficient supply and that Terra’s bottling capacity is currently adequate to meet our projected supply needs. See “— Strategic brand-partner relationships.”

    Sea Wynde rum

With the assistance of a master blender, we source several aged rums from Jamaica and Guyana for our Sea Wynde rum and then send them to a bottling facility near Edinburgh, Scotland where they are married together and bottled for us in bottles designed by us.

    Distribution network

We believe that one of our primary strengths is the distribution network that we have developed with our sales team and our independent distributors and brokers. We currently have distribution and brokerage relationships with third-party distributors in all 50 states in the United States, as well as material distribution arrangements in approximately six other countries. We believe that our distribution network is similar to that of our significantly larger competitors, providing a key competitive advantage versus our competitors of similar size.

    U.S. distribution

Background. Importers of distilled spirits in the United States must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the Unites States, in either “open” states or “control” states. In the 32 open states, the distributors are generally large, privately held companies. In the 18 control states, the states themselves function as the distributor, and suppliers such as us are regulated by these states. The distributors and wholesalers in turn sell to the individual liquor retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets in the states in which they are licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, where liquor sales are controlled by the state governments, importers must sell their products directly to the state liquor authorities, which also act as the distributors and either maintain control over the retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

The U.S. spirits industry has undergone dramatic consolidation over the last ten years and the number of companies and importers has significantly declined due to merger and acquisition activity. There are currently six major spirits companies, each of which own and operate their own importing business. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the United States, underscoring the importance of that level of the distribution chain. The major companies are increasingly exerting significant influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors. Therefore, with the establishment of our distribution network in all

50 states, we believe we have overcome a significant barrier to entry in the U.S. spirits business and enhanced our attractiveness as a strategic partner for smaller companies lacking comparable distribution.

For the fiscal year ended March 31, 2006, our U.S. sales represented approximately 63% of our revenues, and we expect them to grow as a percentage of our total sales in the future. See Note 20 of Notes to Consolidated Financial Statements.

Importation. While we own most of our brands or, by contract, have the exclusive right to act as U.S. importer of the brands of our strategic partners, we do not currently act as our own importer in the United States. We currently hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau, a division of the U.S. Department of the Treasury, but we do not yet have the state licenses necessary to sell our products to the distributors in the individual states. Instead, we use the services of a licensed importer to act as importer of record on our behalf in the United States, both with respect to our proprietary brands and those of our strategic partners.

In 1998, we engaged MHW Ltd., a New York-based nationally recognized and licensed importer, to coordinate the importing and industry compliance required for the sales of our products across the United States. Through the utilization of MHW’s national expertise and licenses, our inventory is strategically maintained in one of the largest bonded warehouses on both coasts (Western Carriers and Western Wine Services) and shipped nationally by an extensive network of licensed and bonded carriers. Pursuant to an agreement established on April 15, 1998, as amended on December 1, 2004, MHW also provides us with certain logistical services as well as accounting, inventory, insurance and disbursement services for our brands. In addition, MHW provides an online tracking software, which provides daily reports on sales of our products to our distributors, receivables, inventory and cash receipts.

Under the terms of our agreement with MHW, we pay MHW a monthly service fee of $4,900, plus $1.00 per case on all cases sold during the month. Our agreement with MHW continues until terminated upon four months prior written notice by either party.

Until recently, it was much more cost effective for us to use MHW as our U.S. importer and to rely on its state licenses rather than expend the resources necessary to set up the required licensing infrastructure internally. At this stage of our growth, however, our revenue-based fees to MHW are reaching the point where it begins to be more economical for us to assume the role of importer ourselves. While we have commenced this process and will begin to bring a number of the services provided by MHW in-house during the next 12 months, until we have obtained the requisite licenses in a majority of the states, a process that could take as long as a year, we will continue to rely on MHW to perform the importing function for us.

Wholesalers and distributors. In the United States, we are required by law to use state licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to the various retail outlets. As a result, we are dependent on them not only for sales but also for product placement and retail store penetration. We have no distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors and they are under no obligation to place our products or market our brands. In addition, all of them also distribute the products and brands of competitors of ours. As a result, the fostering and maintaining of our relationships with our distributors is of paramount importance to us. Through our internal sales team, we have established relationships for our brands with wholesale distributors in each state, and our products are currently sold in the United States by approximately 80 wholesale distributors, as well as by various state beverage alcohol control agencies.

International distribution

Unlike the United States, the majority of the other countries in which we sell our brands allow for sales to be made directly from the brand owner to the various retail establishments, including liquor stores, chain stores, restaurants and pubs, without requiring that sales go through an importer or through a distributor or wholesaler tier. In our international markets, we do not use the services of an importer, although we use Terra Limited to handle the billing, inventory and shipping for us with respect to our non-U.S. markets, similar to that aspect of our arrangement with MHW in the United States. We do, however, rely primarily on established spirits distributors and wholesalers in most of our non-U.S. markets in much the same way as we do in the United States. In addition, we also rely on Comans Wholesale Limited to act as the exclusive distributor of Boru vodka, our leading brand, in the Republic of Ireland.

As in the United States, the spirits industry has undergone consolidation internationally, with considerable realignment of brands and brand ownership. The number of major spirits companies internationally has been reduced significantly due to mergers and brand ownership consolidation. While there are still a substantial number of companies owning one or more brands, most business is now done by six major companies each of whom owns and operates its own distribution company in the major international markets. These captive distribution companies focus primarily on the brands of the companies that own them.

Even though we do not utilize the direct route to market in our international operations, we do not believe that we are at a significant disadvantage, because typically the local wholesalers have significant and established relationships with the retail accounts and are able to provide extensive customer service, in store merchandising and on premise promotions. In addition, even though we must compensate our wholesalers and distributors in each market in which we sell our brands, we are, as a result of using these distributors, still able to benefit from substantially lower infrastructure costs and centralized billing and collection.

Our primary international markets are the Republic of Ireland, the United Kingdom, Germany, France, Italy and Canada. In addition, we have sales in a number of other countries in Continental Europe and the Caribbean. For the fiscal year ended March 31, 2006, our non-U.S. sales represented 37% of our revenues. See Note 20 of Notes to Consolidated Financial Statements.

Our sales team

While we currently expect more rapid growth in the United States, international markets hold considerable potential and are an important part of our global strategy. We recently entered into an employment agreement with John Soden to oversee all of our international operations. We are in the process of reevaluating our international strategy on a market-by-market basis to strengthen our distributor relationships, optimize our sales team and effectively focus our financial resources.

We currently have a total sales force of 30 people, including six regional U.S. sales managers and two international sales managers, with an average of over 15 years of industry experience with premium spirits brands.

Initially, in the United States, we engaged regional representatives, known as brokers, on a part-time basis to work with our distributors in core U.S. markets. These brokers worked as if they were our internal sales personnel, but were paid a per-case commission instead of a salary and related benefits. Except in the control states where brokers continue to provide valuable liaison services with state liquor commissions, we have replaced these part-time representatives with highly experienced full-time regional managers. Our current U.S. sales regions and their respective managers are as follows:

•	New England – William Walsh (joined us in 1999) was previously with Southern Wine & Spirits, the largest wholesaler in the United States.

•	East Coast – Robert Battipaglia (joined us in 2003) was previously the East Coast Regional Manager for the Advantage Brands division of Allied Domecq.

•	Southeast – Louis Suffredini (joined us in 2004) was previously a Regional Sales Manager in the Southeast with Allied Domecq.

•	Midwest – David Wyatt (joined us in 2004) was previously in charge of Control State sales for Pearl Vodka and prior to that was Central Region Manager for Allied Domecq.

•	Southwest – Janell Eilers (joined us in 2004) was previously Texas State Sales Manager for the wine division of Diageo.

•	West Coast – Bruce Smith (joined us in 2002) was previously with Southern Wine & Spirits, specializing in chain sales.

Similar to our U.S. sales structure, working under our two international sales managers, we have area sales managers for the United Kingdom, Ireland, Northern Ireland and Continental Europe. Our international sales managers report to John Soden, our senior vice president and managing director-international operations.

Our sales personnel are engaged in the day to day management of our distributors, which includes setting quotas, coordinating promotional plans for our brands, maintaining adequate levels of stock, brand education and training and sales calls with distributor personnel. In addition to distributor management, our sales team also maintains relationships with key retail customers through independent sales calls. They also schedule promotional events, create local brand promotion plans, host our in-store tastings in the jurisdictions where such promotions are legal and provide waitstaff and bartender training and education with respect to our brands.

Advertising, marketing and promotion

In order to build our brands, we must effectively communicate with three distinct audiences: our distributors, the retail trade and the end consumer. We place significant emphasis on advertising, marketing and promotional activities to establish and reinforce the image of our brands, with the objective of building substantial brand value. We also make a substantial investment in these activities, significantly more on a per case basis than many of our competitors who are seeking to maintain, rather than aggressively grow, their case sales. We are committed to continuing aggressive advertising and promotion activities to build our brands and their value and believe that our execution of disciplined and strategic branding and marketing campaigns will continue to drive our sales growth.

We employ full-time, in-house marketing, sales and customer service personnel who work together with leading third party design and advertising firms to maintain a high degree of focus on each of our product categories and build brand awareness through innovative marketing activities. We use a range of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques to support the sales of all of our brands.

With respect to our leading brand, Boru vodka, we engage in a number of promotions and incentive programs with our distributors, advertise our brands in prominent trade publications, and in 2004, initiated a major consumer marketing campaign from Washington D.C. to Boston, with particular emphasis on the New York Metro and Boston markets. In connection with this marketing campaign, we engaged Fathom Communications Inc., an innovative firm whose principals have experience with large advertising agencies, to work with us. The campaign positioned Boru as a clear-thinking, witty brand from Ireland and is centered on a series of “Boruisms,” which highlight the clarity of the product and the clarity of its brand message. These appeared on phone kiosks and bus stops in New York City and Boston, as well as in other high impact locations, including a major presence in the New York City subway. The campaign also utilized radio advertisements, primarily on WEEI, the largest sports radio station in Boston.

We are now also putting substantial emphasis on consumer advertising for Gosling’s rum and, through Gosling-Castle Partners, have engaged Kelly & Co., an innovative firm in Boston which specializes in high-end consumer goods, to assist us in this project. Our Gosling’s campaign is utilizing substantial billboard coverage along the east coast of the United States and selected regional print space in major national publications such as Time, Newsweek and Food & Wine, and it communicates that this famous Bermuda brand is now becoming available in the United States.

In addition to traditional advertising, we also place heavy emphasis on four other marketing methods to support our brands: public relations, events, tastings and marketing to celebrities. We have an extensive public relations effort in the United States, which has helped gain important editorial coverage for our brands. Event sponsorship is an economical way for us to have our brands tasted by influential consumers, and we actively contribute product to trend setting events where our brand has exclusivity in the brand category. We also conduct hundreds of in-store and on-premise promotions each year. In addition, we provide our products to celebrities appearing on various television programs.

We support our marketing efforts for our brands with a wide assortment of point-of-sale materials such as mirrors, banners, glassware, table tents, shelf talkers, case cards, napkins and apparel. The combination of trade and consumer programs, supported by attractive point-of-sale materials, also establishes greater credibility for us with our distributors and retailers.

We also place a significant emphasis on our bottle design, labeling and packaging to establish and reinforce the image of our brands. For instance, we currently offer our Boru vodka and two of its flavor extensions, as well as our three Clontarf Irish whiskeys, in the award-winning Trinity bottle, which consists of three stacked 200 ml. bottles. We are also in the process of significantly redesigning and upgrading the quality of our standard Boru vodka bottle and have engaged Claessens International, a widely respected design firm based in London, to assist us with this project. We believe that this new bottle will be an important contributor to the further building of the Boru vodka brand. We intend to continue trade advertising and promotional events for Boru vodka and to resume more substantial consumer advertising once this new bottle is on the market.

While the majority of our advertising, marketing and promotional budget is focused on the U.S. market, we are also active with certain of the same types of activities in Ireland, the United Kingdom, Germany and a growing number of other international markets.

Strategic brand-partner relationships

A key component of our growth strategy and one of our competitive strengths is our ability to forge strategic relationships with owners of both emerging and established spirits brands seeking opportunities to increase their sales beyond their home markets and achieve global growth. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships with respect to Gosling’s rum, the Pallini liqueurs and Celtic Crossing, all of which relationships are described below, and we will endeavor to continue expanding our brand portfolio through similar such arrangements in the future.

    Gaelic Heritage Corporation Limited/Celtic Crossing

In March 1998, we entered into an exclusive national distribution agreement with Gaelic Heritage Corporation Limited, an affiliate of Terra Limited, one of our suppliers, which was subsequently amended in April 2001, pursuant to which we acquired from Gaelic a 60% ownership interest, and our importer, MHW, acquired a 10% ownership interest, in the Celtic Crossing brand in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. We also have the right to acquire 70% of the ownership of the Celtic Crossing brand in the remainder of the world. We also acquired the exclusive right to distribute Celtic Crossing on a world-wide basis. Under the terms of the agreement with Gaelic, as amended, we have the right to purchase from Gaelic, based upon our forecasts, cases of Celtic Crossing at annually agreed costs and a royalty payment per case sold at various rates depending on the territory and type of case sold. During the term of the agreement, without the prior written consent of Gaelic, we may not distribute any other Irish liqueur/cordial unless it is bottled in Gaelic’s (Terra’s) facilities. Pursuant to the terms of the agreement, Gaelic provides us with €6.3 million ($7.6 million) of product liability insurance. The agreement may be terminated, among other things, upon notification by either party that the other party has materially breached the agreement and such breach is not cured within 60 days of the date such notice is given.

    I.L.A.R. S.p.A./Pallini liqueurs

In August 2004, we entered into an exclusive marketing and distribution agreement with I.L.A.R. S.p.A., a family owned Italian spirits company founded in 1875, pursuant to which we obtained the long-term exclusive U.S. distribution rights with respect to its Pallini Limoncello liqueur and a right of first refusal on related brand extensions. We exercised such right with respect to its Pallini Raspicello and its Pallini Peachcello in May 2005 and commenced shipment of such products in September 2005.

During the period through December 31, 2007, we have the right to purchase Limoncello at a stipulated price subject to one adjustment in 2006 or 2007 to reflect the inflation rate in the Italian economy and subject to further adjustment for raw material increases of 5% or more during any quarter to the extent the increase is above the rate of inflation and only for the period the increase is maintained. After 2007, I.L.A.R. has the discretion to raise prices as long as the price increases do not exceed those of major competitors for comparable products. I.L.A.R. is required to maintain certain product standards, and we have input into adjustments of the product and packaging. We are required to prepare a preliminary annual strategy plan for advertising and distribution for review and are required to make certain advertising, marketing and promotional expenditures based on volume. The initial term of the agreement expires on December 31, 2009 and is automatically renewed for either three or five years, based on case sales in 2009. I.L.A.R. indemnifies us in the United States for claims arising out of compliance with U.S. laws or regulations or relating to the quality or fitness of products and maintains $5 million of insurance upon which we are named an additional insured. We indemnify I.L.A.R. for claims arising out of claims relating to the marketing, promotion, sale or distribution of the products and maintain $5 million of standard product liability insurance upon which I.L.A.R. is the named insured. Additional agreements are pending regarding I.L.A.R.’s distribution of our products.

    Gosling-Castle Partners Inc./Gosling’s rums

Effective as of January 2005, we entered into a national distribution agreement with Gosling’s Export (Bermuda) Limited, referred to as Gosling’s Export, pursuant to which we obtained the exclusive right to distribute the Gosling’s rum products, which have been produced by the Gosling family in Bermuda for over 150 years, and Gosling’s rum-related gourmet food products in the United States. In February 2005, we expanded this relationship by purchasing a 60% controlling interest in a strategic export venture, now named Gosling-Castle Partners Inc., with the Gosling family. Gosling-Castle Partners was formed to enter into an export agreement with Gosling’s Export that gives Gosling-Castle Partners the exclusive right to distribute Gosling’s rum and related products on a world wide basis (other than in Bermuda) and assigns to Gosling-Castle Partners all of Gosling’s Export’s interest in our January 2005 U.S. distribution agreement with them. In exchange for the global distribution rights under the export agreement, Gosling-Castle Partners issued a note to Gosling’s Export in the principal amount of $2.5 million, payable in four equal installments of $625,000 bi-annually through October 1, 2006. The export agreement has an initial term expiring in April 2020, subject to a 15 year extension if certain case sale targets are met. Under the terms of the export agreement, which commenced in April 2005, Gosling-Castle Partners is generally entitled to a stipulated share of the proceeds from the sale, if ever, of the ownership of any of the Gosling’s brands to a third-party, through a sale of the stock of Gosling’s Export or its parent, with the size of such share depending upon the number of case sales made during the twelve months preceding the sale. In addition, prior to selling the ownership of any of their brands that are subject to these agreements, the Goslings family must first offer such brand to Gosling-Castle Partners and then to us. To obtain our interest in Gosling-Castle Partners, we contributed $5.0 million to its capital, which amount consisted of $100,000 in cash and a promissory note in the principal amount of $4.9 million payable bi-annually through April 1, 2007. Pursuant to our arrangement with the Goslings, they have retained the right to act, through Gosling’s Brothers Limited, as the sole supplier to Gosling-Castle Partners with respect to our Gosling’s rum requirements.

Intellectual property

Trademarks are an important aspect of our business. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the United States, the European Community and most other countries where we currently distribute the brand or have plans to distribute the brand. In some cases, the trademarks are registered in the names of our various subsidiaries and related companies. Generally, the term of a trademark registration varies from country to country, and, in the United States, trademark registrations need to be renewed every ten years. We will continue to register our trademarks in additional markets as we expand our distribution territories.

We have entered into distribution agreements for brands owned by third parties, such as the Pallini liqueurs and the Gosling’s rums. The Pallini liqueurs and Gosling’s rum brands are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda) and the Pallini liqueur brands in the United States. See “— Strategic brand-partner relationships.”

Our unique “trinity” bottle is the subject of Irish and UK utility patents owned by The Roaring Water Bay (Research & Development) Company Limited and a U.S. Design patent owned by our subsidiary Castle Brands Spirits Company Limited. In December 2003, we entered into a license agreement with Roaring Water Bay (Research & Development) Company Limited whereby we obtained an exclusive license to use the patents for a five-year term ending in December 2008. The license agreement provides for a royalty equal to 8% of the net invoice price of trinity bottle products covered by these patents sold or otherwise disposed of by us, subject to a maximum of €30,000 ($36,228) per year. The license agreement also includes our right to acquire the patent registrations for the Trinity bottle for €90,000 ($108,684).

Trademarks

This annual report includes the names of our brands, which constitute trademarks or trade names which are proprietary to and/or registered in our name or in the name of one of our subsidiaries or related companies, including, but not limited to, Castle Brandstm, Boru®, Crazzberry®, Brady’s®, Knappogue Castle Whiskey®, Clontarf tm, Sea Wynde®, Celtic Crossing® and British Royal Navy Imperial Rumtm; and trademarks with respect to brands for which we have certain exclusive distribution rights and which are proprietary to and/or registered in the names of third parties, such as Pallini®, which is owned by I.L.A.R. S.p.A., and Gosling’stm, Gosling’stm Black Seal®, Gosling’stm Gold Bermuda Rumtm, Gosling’stm Old Rumtm which are owned by Gosling Brothers Limited. This annual report also contains other brand names, trade names, trademarks or service marks of other companies and these brand names, trade names, trademarks or service marks are the property of those other companies.

Seasonality

Our industry is subject to seasonality with peak sales in each major category generally occurring in the fourth calendar quarter, which is our third fiscal quarter. See “Risk Factors — Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future rendering quarter-to-quarter comparisons unreliable as indicators of performance.”

Information systems

We employ Microsoft Dynamics GP as our financial reporting system worldwide. This system is hosted by a third party in Washington, D.C. and is accessible remotely by our personnel globally via secured Internet connection. We maintain local area networks, referred to as LANS, in both our Dublin and New York offices. These LANS support email communication and Internet connectivity for these offices and, in addition, support such features as automatic data back-up and recovery in the event of a hardware failure at a local terminal. These LANS are maintained by professional third-party service providers at each location.

We have also entered into a 36-month contract in June 2005, with Dimensional Insight, Inc. for its InterReport service. Among other things, this service provides business intelligence regarding U.S. sales of our products held by our distributors, inventory levels at our distributors and shipments of our products from distributors to specific retailers, as well as reporting formats that compare this information against comparable prior year periods. We consider this to be a valuable tool for our sales force and financial planners as it provides the feedback required to improve the accuracy of sales forecasting and inventory management, and the effectiveness of our sales and marketing promotions.

Competition

We believe that we compete on the basis of quality, price, brand recognition and distribution strength. Our premium brands compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as for shelf space in retail stores, restaurant presence and wholesaler attention. In addition to the six major companies discussed below, we compete with numerous multinational producers and distributors of beverage alcohol products, many of which have greater resources than us.

Over the past ten years, the U.S. distilled spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major spirits importers in the United States has significantly declined due to mergers and brand ownership consolidation. While historically there were a substantial number of companies owning one or more major brands, today there are six major companies: Diageo, Pernod Ricard, Bacardi, Brown-Forman, Fortune Brands and Constellation Brands.

While these companies are the leading importers of spirits to the U.S. market, we are sometimes in a better position to partner with small to mid-size brands. Despite our relative capital position and resources with respect to our larger competitors, we have been able to compete with these larger companies in connection with entering into agency distribution agreements and acquiring brands by being more responsive to private and family-owned brands, utilizing flexibility in transaction structures and providing brand owners the option to retain local production and “home” market sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we can generally provide greater focus on smaller brands and tailor structures based on individual preferences of brand owners.

By focusing on the premium segment of the market, in which products typically carry higher margins, and having an established, experienced sales force, we are often able to gain greater attention from our distributors than other companies of our size. Our U.S. regional sales managers, who average over 15 years of industry experience, provide long-standing relationships with distributor personnel and with their major customers. Finally, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size spirits companies, such as ourselves, as distributors seek diversification among their suppliers.

Government regulation

As holder of federal beverage alcohol permits, we are subject to the jurisdiction of the Federal Alcohol Administration Act (27 CFR Parts 19, 26, 27, 28, 29, 31, 71 and 252), U.S. Customs Laws (USC Title 19), Internal Revenue Code of 1986 (Subtitles E and F), and the Alcoholic Beverage Control Laws of all fifty states.

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the spirits industry with respect to production, blending, bottling, sales and advertising and transportation of alcohol products. Also, each state regulates the advertising, promotion, transportation, sale and distribution of alcohol products within its jurisdiction. We are also required to conduct business in the United States only with holders of licenses to import, warehouse, transport, distribute and sell spirits.

In Europe, we are also subject to similar regulations related to the production of spirits, including, among others, the Food Hygiene Regulations 1950-1989 (Licensing Acts 1833-2004), European Communities (Hygiene of Foodstuffs) Regulations, 2000 (S.I. No. 165 of 2000), European Communities (Labeling, Presentation and Advertising of Food Stuffs) Regulations, 2002 (S.I. No. 483 of 2002), Irish Whiskey Act, 1980 (S.I. No. 33 of 1980), European Communities (Definitions, Description and Presentation of Spirit Drinks) Regulations, 1995 (S.I. No. 300 of 1995), Merchandise Marks Act 1970, Licensing Act 2003 and Licensing Act Northern Ireland Order 1996 covering the testing of raw materials used and the standards maintained in production processing, storage, labeling, distribution and taxation.

The advertising, marketing and sale of alcoholic beverages are subject to various restrictions in the United States and Europe. These range from a complete prohibition of the marketing of alcohol in some countries to restrictions on the advertising style, media and messages used.

Labeling of spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. Specific warning statements related to risks of drinking beverage alcohol products are required to be included on all beverage alcohol products sold in the United States.

In the 18 U.S. control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers through special orders, if at all.

The distribution of alcohol-based beverages is also subject to extensive taxation both in the United States, at both the federal and state level, and internationally. Most foreign countries in which we do business impose excise duties on distilled spirits, although the form of such taxation varies significantly from a simple application on units of alcohol by volume to intricate systems based on the imported or wholesale value of the product. Several countries impose additional import duty on distilled spirits, often discriminating between categories in the rate of such tariffs. Import and excise duties may have a significant effect on our sales, both through reducing the overall consumption of alcohol and through encouraging consumer switching into lower-taxed categories of alcohol.

We are also subject to regulations which limit or preclude certain persons with criminal records from serving as our officers or directors. In addition, certain regulations prohibit parties with consumer outlet ownership from becoming officers, directors or substantial shareholders.

We believe that we are in material compliance with all applicable federal, state and other regulations. However, we operate in a highly regulated industry which may be subject to more stringent interpretations of existing regulations. Future costs of compliance with changes in regulations could be significant.

Since we are importers of distilled spirits products produced primarily outside the United States, adverse effects of regulatory changes are more likely to materially affect earnings and our competitive market position rather than capital expenditures. Capital expenditures in our industry are normally associated with either production facilities or brand acquisition costs. Because we are not a U.S. producer, changes in regulations affecting production facility operations may indirectly affect the costs of the brands we purchase for resale, but we would not anticipate any resulting material adverse impact upon our capital expenditures.

Because it is our intent to expand our brand portfolio, any regulatory revisions that increase the asset value of brands could have a material negative impact upon our ability to purchase such brands. More typically in our industry, however, the introduction of new and more restrictive regulations would have the opposite effect of reducing, rather than increasing, the asset value of brands directly impacted by more restrictive regulations.

We are a company in an industry dominated by global conglomerates with international brands. Therefore, to the extent that new more restrictive marketing and sales regulations are promulgated, or excise taxes and customs duties are increased, our earnings and competitive industry position could be materially adversely affected. Large international conglomerates have far greater financial resources than we do and would be better able to absorb increased compliance costs.

For example, new severely restrictive marketing and advertising regulations would make it more difficult for us to reach our target consumers. It is likely in such a situation that we would have to place greater reliance upon our distributors and their key retail customer base to get our message to consumers. However, those same distributors and retailers would also be assisting the much larger global suppliers that dominate our industry. Because the large supplier product portfolios are far more significant, economically, to distributors and retailers than is our portfolio, we will be at a significant competitive disadvantage. Under such circumstances our earnings and competitive industry position could be materially adversely impacted.

Employees

As of March 31, 2006, we had 51 employees, of which 26 were in sales and 25 were in management, finance, marketing and administration. Of our employees, 34 are located in the United States and 17 are employed outside of the United States in countries including Ireland and Great Britain.

Geographic Information

We operate in one business — premium branded spirits. Our product categories are vodka, rum, liqueurs/cordials, and whiskey. We report our operations in two geographical areas: International and United States. See Note 20.

Item 1A.	Risk Factors

Our future success is highly uncertain and cannot be predicted based upon our limited operating history.

Although our predecessor was formed in 1998, most of our brands, including Boru vodka, our leading brand, have only been acquired or introduced by us since our formation in July 2003. As a result, compared to most of our current and potential competitors, we have a relatively short operating history and our brands are early in their growth cycle. Additionally, we anticipate acquiring brands in the future that are unlikely to have established global brand recognition. Accordingly, it is difficult to predict when or whether we will be financially and operationally successful, making our business and future prospects difficult to evaluate.

We have a history of losses, we expect to experience continuing losses for the foreseeable future, and we may never achieve profitability.

We have incurred losses since inception and had an accumulated loss of $43.4 million as of March 31, 2006. We believe that we will continue to incur sizeable net losses for the foreseeable future as we expect to make continued and significant investment in product development, and sales and marketing and to incur significant administrative expenses as we seek to grow our current and future brands. We also anticipate that our cash allocations will exceed our income from sales for the foreseeable future. Despite our anticipated aggressive marketing expenditures, our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. In addition, we may find that our expansion plans are more costly than we currently anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. If we continue to incur expenses at a greater rate than our revenues, we may never achieve profitability.

We may require additional capital to finance the acquisition of additional brands and to grow existing brands, and our inability to raise such capital on beneficial terms or at all could harm our operations and restrict our growth.

We may require additional capital in the future on an accelerated basis to fund potential acquisitions of new brands, expansion of our product lines, and increased sales, marketing and advertising costs with respect to our existing and any newly acquired brands. If, at such time, we have not generated sufficient cash from operations to finance those additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. In addition, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We are dependent on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace. We also have annual purchase obligations with certain suppliers.

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the United States, Bermuda, the Caribbean and Europe. We rely on the owners of Gosling’s rum and the Pallini liqueurs to produce their brands for us. With respect to our proprietary products, we, in several instances, rely on a single supplier to fulfill one or all of the manufacturing functions for one or more of our brands. For instance, The Carbery Group is the sole producer for Boru vodka, our leading brand; Irish Distillers Limited is the sole provider of our single malt, blended and grain Irish whiskeys; Gaelic Heritage Corporation Limited is the sole producer of our Celtic Crossing Irish liqueur; and Terra Limited is not only the sole producer of our Brady’s Irish cream liqueur but also the only bottler of both our Boru vodka and our Irish whiskeys. We do not have long-term written agreements with all of our suppliers. In addition, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. In addition, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations.

We cannot yet act as our own importer of record in the United States and rely entirely on MHW Ltd. to perform this function for us. The loss of its services could thus significantly interrupt our U.S. sales and harm our reputation, our business and our results of operations.

In the United States, there is a three-tier distribution system for imported spirits: the imported brand is sold to a licensed importer; the importer sells the imported brand to a wholesale distributor; and the distributor sells the imported brand to retail liquor stores, bars, restaurants and other outlets in the states in which it is licensed to sell alcohol. While we own most of our brands, we cannot yet act as our own importer as we do not currently have any of the state licenses necessary to sell our products to the distributors. We have, as a result, historically depended on MHW Ltd. to serve in this capacity for us. In addition to acting as importer of record for us, MHW also provides and supervises storage and transportation of our products to local wholesale distributors and provides several accounting and payment related services to us. Until we are licensed in a majority of the states and bring these services in-house, the loss of MHW’s services or its poor performance, either nationally or at a state level, could significantly interrupt or decrease our U.S. sales and harm our reputation, our business and our results of operations. In addition, while MHW purchases product from us to fill wholesale orders, MHW is not liable to us for any unpaid balances due from the distributors on these orders. Accordingly, the inability or failure of MHW to collect accounts receivable from our distributors could also cause a decline in our results of operations.

In addition, until recently, it was much more cost effective for us to use MHW as our U.S. importer and to rely on its state licenses rather than expend the resources necessary to set up the required licensing infrastructure internally. At this stage of our growth, however, our fees to MHW, which are based in part on our case sale volumes, are now reaching the point where it may be more economical for us to assume the role of importer ourselves. While we have commenced this process, we currently hold only the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau. Until we have obtained the requisite licenses in a majority of the states, we must continue to rely on MHW to perform the importing function for us and, if we continue to grow, pay increasing fees to it for these services.

We are substantially dependent upon our independent wholesale distributors. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 18 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. In addition, there are several distributors that now control distribution for not just one state but several states. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to the desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

While most of our international markets do not require the use of independent distributors by law, we have chosen to conduct our sales through distributors in all of our markets and, accordingly, we face similar risks to those set forth above with respect to our international distribution. In the Republic of Ireland, one of our larger international markets, we rely on Comans Wholesale Limited as the exclusive distributor of our leading brand, Boru vodka. Comans does not carry our other products, and there are only a limited number of viable distributors in the Republic of Ireland.

The sales of our products could decrease significantly if we cannot secure and maintain listings in the control states.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing must generally reach certain volumes and/or profit levels to maintain their listings. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers through special orders, if at all. If, in the future, we are unable to maintain our current listings in the 18 control states, or secure and maintain listings in those states for any additional products we may acquire, sales of our products could decrease significantly.

If we are unable to identify and successfully acquire additional premium brands that are complementary to our existing portfolio, our growth will be limited, and, even if they are acquired, we may not realize planned benefits due to integration difficulties or other operating issues.

A key component of our growth strategy is the acquisition of additional premium spirits brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, either directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. In addition, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include:

•	difficulties in assimilating acquired operations or products;

•	unanticipated costs that could materially adversely affect our results of operations;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers, distributors and retail customers;

•	risks of entering new markets or markets in which we have limited prior experience; and

•	the potential inability to retain and motivate key employees of acquired businesses.

In addition, there are special risks associated with the acquisition of additional brands through joint venture arrangements. While we own a controlling interest in our Gosling-Castle Partners Inc. strategic export venture, we may not have the majority interest in, or control of, future joint ventures that we may enter into. There is, therefore, risk that our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our interests or goals or those of the joint venture. There is also risk that our current or future joint venture partners may be unable to meet their economic or other obligations and that we may be required to fulfill those obligations alone.

Our ability to grow through the acquisition of additional brands will also be dependent upon the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, bank borrowings and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future rendering quarter-to-quarter comparisons unreliable as indicators of performance.

Our quarterly revenues and operating results have varied in the past due to seasonality of our industry and the timing of our major marketing campaigns and brand additions. For instance, in our industry peak sales in each major category generally occur in the fourth calendar quarter, which is our third fiscal quarter. As a result, our third fiscal quarter revenues (those for the quarter ending December 31) are generally significantly higher than other quarters and, for the fiscal year ended March 31, 2006, accounted for approximately 35% of our revenues for that year. Our quarterly operating results are likely to continue to vary significantly from quarter to quarter in the future for the same reasons. As a result, we believe that quarter-to-quarter comparisons of our revenues and operating results are not meaningful, rendering them unreliable as indicators of performance.

Currency exchange rate fluctuations and devaluations could cause a significant adverse effect on our revenues, sales and overall financial results.

For the fiscal year ended March 31, 2006, non-U.S. operations accounted for approximately 37% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales. Also, for the fiscal year ended March 31, 2006, euro denominated sales accounted for approximately 25% of our total revenue and British pound denominated sales accounted for approximately 9% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the euro or British pound could have a significant adverse affect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to insure or hedge against these risks.

Adverse public opinion about alcohol could reduce demand for our products.

Anti-alcohol groups have, in the past, successfully advocated more stringent labeling requirements, higher taxes and other regulations designed to discourage consumption of beverage alcohol. More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products. This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could deplete our cash and divert our personnel resources and, if successful, significantly harm our business.

Our industry faces the possibility of class action or other similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems. It is also possible that federal, state or foreign governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

In addition, lawsuits have been brought recently in nine states alleging that beer and spirits manufacturers have improperly targeted underage consumers in their advertising. The plaintiffs in these actions claim that the defendants’ advertising “disproportionately” targeted underage consumers, by using youthful themes, humor and other subjects that are attractive to young persons. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, it is possible we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

Either our or our strategic partners’ failure to protect our respective trademarks, service marks and trade secrets could compromise our competitive position and decrease the value of our brand portfolio.

Our business and prospects depend in part on our, and with respect to our agency or joint venture brands, our strategic partners’, ability to develop favorable consumer recognition of our brands and trademarks. Although both we and our strategic partners actively apply for registration of our brands and trademarks, they could be imitated in ways that we cannot prevent. In addition, we rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our executives and key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our or our strategic partners’ trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.

We depend on our key personnel. If we lose the services of any of these individuals or fail to hire and retain additional management personnel as we grow, we may not be able to implement our business strategy or operate our business effectively.

We rely on a small number of key individuals to implement our plans and operations, including Mark Andrews, our chairman and chief executive officer, Keith A. Bellinger, our president and chief operating officer, and T. Kelley Spillane, our senior vice president — U.S. sales, as well as our other executive officers and our regional and foreign sales managers. While we currently maintain key person life insurance coverage on the lives of Messrs. Andrews, Bellinger and Spillane, that insurance may not be available to us in the future or the proceeds therefrom may not be adequate to replace the services of these managers. To the extent that the services of any of these individuals become unavailable, we will be required to hire other qualified personnel, and we may not be successful in finding or hiring adequate replacements. As a result, if we lose the services of any of these individuals, we may not be able to implement our business strategy or operate our business effectively. Further, our management of future growth and our successful integration of any acquired brands or companies will require substantial additional attention from our senior management team and require us to retain additional qualified management personnel and to attract and train new personnel. Failure to successfully retain and hire needed personnel to manage our growth and development would harm our ability to implement our business plan and grow our business.

Regulatory decisions and changes in the legal, regulatory and tax environment in the countries in which we operate could limit our business activities or increase our operating costs and reduce our margins.

Our business is subject to extensive regulation regarding production, distribution, marketing, advertising and labeling of beverage alcohol products in all of the countries in which we operate. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell spirits. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits, or those of MHW on whom we are currently dependent to import and distribute our products in the United States. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

In addition, the distribution of beverage alcohol products is subject to extensive taxation both in the United States and internationally (and, in the United States, at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

We could face product liability or other related liabilities that increase our costs of operations and harm our reputation.

Although we maintain liability insurance and will attempt to limit contractually our liability for damages arising from our products, these measures may not be sufficient for us to successfully avoid or limit liability. Our product liability insurance coverage is limited to $1.0 million per occurrence and $2.0 million in the aggregate and our general liability umbrella policy is capped at $10.0 million. Further, any contractual indemnification and insurance coverage we have from parties supplying our products is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by these suppliers. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation.

Contamination of our products and/or counterfeit or confusingly similar products could harm the image and integrity of, or decrease customer support for, our brands and decrease our sales.

The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation process could lead to low beverage quality as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations.

We must maintain a relatively large inventory of our products to support customer delivery requirements, and if this inventory is lost due to theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.

We must maintain relatively large inventories to meet customer delivery requirements for our products. We are always at risk of loss of that inventory due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. In addition, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

We have a material amount of goodwill and other intangible assets. If, as a result of newly adopted accounting standards, we are in the future required to write down a portion of this goodwill and other intangible assets, it would increase our net loss.

As of March 31, 2006, goodwill represented approximately $11.6 million, or 27%, of our total assets and other intangible assets represented approximately $14.0 million, or 32%, of our total assets. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceed the fair value of the net assets acquired. We adopted Statement of Financial Accounting Standard, or SFAS No. 142 entitled “Goodwill and Other Intangible Assets” in its entirety, on April 1, 2004. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to a periodic impairment evaluation based on the fair value of the reporting unit. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would increase our net loss and those increases could be material.

Our existing and future debt obligations could impair our liquidity and financial condition.

As of March 31, 2006, we had total consolidated indebtedness of approximately $25.0 million (or approximately $17.4 million after giving pro forma effect to the conversion in connection with our initial public offering in April 2006 of approximately $7.6 million principal amount of such outstanding indebtedness into shares of our common stock). We may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

•	make it more difficult for us to satisfy our other obligations;

•	require us to dedicate a substantial portion of any cash flow we may generate to payments on our debt obligations, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes; and

•	make us more vulnerable in the event of a downturn in our business prospects and limit our flexibility to plan for, or react to, changes in our industry.

If we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default as regards to that indebtedness. If the lenders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our credit facility, our subordinated notes or our other indebtedness. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands. In such event, we could be forced to seek protection under bankruptcy laws, which could significantly harm our reputation and sales.

We may not be able to maintain our listing on the American Stock Exchange, which may limit the ability of our stockholders to resell their common stock in the secondary market.

Although we are currently listed on the American Stock Exchange, we might not meet the criteria for continued listing on the American Stock Exchange in the future. If we are unable to meet the continued listing criteria of the American Stock Exchange and became delisted, trading of our common stock could be conducted in the Over-the-Counter Bulletin Board. In such case, an investor would likely find it more difficult to dispose of our common stock or to obtain accurate market quotations for it. If our common stock is delisted from the American Stock Exchange, it will become subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of purchasers in this offering to resell their common stock in the secondary market.

Our executive officers, directors and principal stockholders own a substantial percentage of our voting stock, which likely allows them to control matters requiring stockholder approval. They could make business decisions for us that cause our stock price to decline.

As of June 27, 2006, our executive officers, directors and principal stockholders beneficially owned approximately 40% of our common stock, including warrants, options and convertible notes that are exercisable for, or convertible into, shares of our common stock within 60 days of the date of this annual report. As a result, if they act in concert, they could control matters requiring approval by our stockholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other stockholders, oppose such action. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting by March 31, 2008. We have not been subject to these requirements in the past. The internal control report must contain (a) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (c) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (d) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented, and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing stockholders.

Our amended and restated certificate of incorporation, our amended and restated bylaws and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. These include provisions limiting the stockholders’ powers to remove directors or take action by written consent instead of at a stockholders’ meeting. Our amended and restated certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”

These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

We do not expect to pay any dividends for the foreseeable future. Our stockholders may never obtain a return on their investment.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations, further develop our brands and finance the acquisition of additional brands. In addition, our ability to pay dividends is prohibited by the terms of our 6% convertible notes and we expect that any future credit facility will contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

Our executive offices are located in New York, New York, where we lease approximately 3,800 square feet of office space under a sublease that expires on March 30, 2008. We also lease approximately 7,500 square feet of office space in Dublin, Ireland under a lease that expires on February 28, 2009 and approximately 1,000 square feet of office space in Houston, Texas under a lease that expires on March 31, 2007.

Item 3.	Legal Proceedings

We believe that neither we nor any of our wholly owned subsidiaries is currently subject to litigation which, in the opinion of our management, is likely to have a material adverse effect on us. We may, however, become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Price range of common stock

On April 6, 2006, our common stock began trading on the American Stock Exchange under the symbol “ROX.” Prior to April 6, 2006, there was no established public trading market for our common stock.

As of June 27, 2006, the last reported sale price of our common stock on the American Stock Exchange was $7.88 per share. As of June 27, 2006, there were 189 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

  Dividend policy

We have never declared or paid any cash dividends on our capital stock other than $1,389,765 dividends we paid in shares of our common stock to our preferred stockholders upon the consummation of our initial public offering. We do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. In addition, our ability to pay dividends is subject to the consent of the holders of our 6% convertible notes and we expect that any future credit facility will contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant.

  Securities authorized for issuance under equity compensation plans

As of March 31, 2006, the following securities were authorized for issuance under our 2003 Stock Incentive Plan:

Number of
securities to be
	issued upon		Number of securities
	exercise of	Weighted-average	remaining available
	outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2003 Stock Incentive Plan	878,500	$6.82	1,121,500

As of March 31, 2006 we authorized the grant of options to purchase a total of 140,000 shares of our common stock, with an exercise price of $9.00 per share, to Messrs. Soden and Weinberg, which grants became effective on April 5, 2006.

  Recent sales of unregistered securities

From March through August, 2005, we issued $15.0 million aggregate principal amount of our 6% convertible subordinated promissory notes to two institutional investors, each an accredited investor. Upon the closing of our initial public offering, 40% of the principal amounts of the notes were automatically converted into shares of our common stock at a rate of one share of common stock for every $7.00 of converted principal amount. The remaining principal under these notes is convertible into shares of our common stock at a rate of one share of our common stock for each $8.00 of converted principal amount. We issued the notes in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. No commissions or underwriting expenses were paid in connection with this transaction.

From November 30, 2004 through August 2, 2005, we sold an aggregate of 1,300,000 shares of our Series C convertible preferred stock to 116 accredited investors or non-U.S. residents at $8.00 a share for an aggregate purchase price of $10.4 million. Ladenburg Thalmann & Co. Inc., a registered broker-dealer, acted as the placement agent and Potomac Capital Markets, LLC, a registered broker-dealer, acted as sub-placement agent, and together they received aggregate placement fees of $421,330 and we issued warrants to them and/or their designees to purchase an aggregate of 65,000 shares of our common stock at $8.00 per share. We issued these shares to the investors and the placement agent warrants to Ladenburg Thalmann & Co. and its designees and Potomac Capital Markets in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering and Section 901 of the Securities Act of 1933 as an offshore transaction to a non-U.S. person.

In July 2005 we issued a warrant to purchase 100,000 shares of our common stock at $8.00 per share to Fieldstone Partners Inc., an accredited investor, in return for consulting services. The warrant was issued in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. No commissions or underwriting expenses were paid in connection with this transaction.

In connection with our purchase of a 60% interest in our strategic export venture with Gosling’s and that venture’s procurement of an exclusive global (except Bermuda) export agreement with Gosling’s Export (Bermuda) Limited, we issued warrants to certain members and/or employees of the Gosling family as of April 1, 2005 for the purchase of 90,000 shares of our common stock at $8.00 per share. We issued this warrant in reliance upon Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. No commissions or underwriting expenses were paid in connection with the transaction.

Between April 1, 2005 and March 31, 2006, we granted options to purchase shares of our common stock to our employees under our stock incentive plan at an exercise price of $8.00 per share. Of the options granted under the stock incentive plan as of March 31, 2006, options to purchase an aggregate of 878,500 shares of common stock remain outstanding and options to purchase 144,000 shares have been cancelled and returned to the option plan. None of these options have been exercised. We issued these options in reliance on Rule 701 promulgated under the Securities Act of 1933 in that the securities were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation.

In addition, each of the share or warrant certificates and each of the notes issued in the transactions listed above bears a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws. The recipients of securities in each of these transactions listed above represented to us their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationship with us or through other access to information provided by us, to information about our company.

Use of proceeds from registered securities

On April 6, 2006, we commenced our initial public offering of our common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1 (File No. 333-128676), that was declared effective on April 5, 2006. We registered 3,500,000 shares of common stock, all of which were sold in the offering at a per share price of $9.00 for an aggregate offering price of $31.5 million. The underwriters in the offering were Oppenheimer & Co. Inc., ThinkEquity Partners LLC and Ladenburg Thalmann & Co. Inc.

The net proceeds received by us in the offering were $26,793,114, determined as follows:

Aggregate offering proceeds to the Company	$31,500,000
Underwriting discounts and commissions	2,205,000
Finders fee	—
Other fees and expenses	2,948,594

Total expenses	5,153,594

Net proceeds to the Company	$26,346,406

No payments were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except as follows:

•	repayment of $2,026,000 to an affiliate of one of our directors to repay all outstanding principal and interest under our February 2006 credit facility;

•	payment of $105,246 for dividends accrued on preferred membership units of our predecessor company, Great Spirits Company, LLC to certain of our directors and executive officers; and

•	payment of $354,130 in underwriting discount and commissions to Ladenburg Thalmann & Co. One of our directors is a principal stockholder and director of Ladenburg Thalmann.

We used $2,543,395 to repay indebtedness and the remaining net proceeds from the offering have been, and are expected to continue to be used by us to provide additional capital to support the growth of our business and for general corporate purposes.

Item 6.	Selected Consolidated Financial Data

The “other data” presented below relates to our case sales, which are measured based on the industry standard of nine-liter equivalent cases, an important measure in our industry that we use to evaluate the effectiveness of our operational strategies and overall financial performance. We believe that by providing this information investors can better assess trends in our business. Net sales per case is total net sales for the applicable period presented, divided by the total number of cases sold during the period. Gross profit per case and selling expense per case are derived by dividing our gross profit and selling expense, respectively, for the applicable period presented by the number of cases sold for such period.

	Year ended March 31,
	2002	2003	2004	2005	2006
	(unaudited)

Consolidated statement of operations data (in thousands, except per share data):
Sales, net	$1,731	$2,419	$4,827	$12,618	$21,150
Cost of sales	1,074	1,427	3,285	8,745	13,656

Gross profit	657	992	1,542	3,873	7,494

Selling expense	2,497	3,348	5,398	11,569	13,018
General and administrative expense	1,013	818	1,960	3,637	5,493
Depreciation and amortization	59	73	226	323	907

Operating loss	(2,912)	(3,247)	(6,042)	(11,656)	(11,954)

Other income	—	0	2	124	4
Other expense	(3)	(3)	(82)	(46)	(37)
Foreign exchange gain/(loss)	—	(8)	(85)	120	(338)
Interest expense, net	(92)	(182)	(304)	(998)	(1,579)
Current credit/(charge) on derivative financial instrument	—	9	26	(77)	16
Income tax benefit	—	—	—	—	148
Minority interests		—	35	5	656

Net loss	$(3,007)	$(3,431)	$(6,450)	$(12,528)	$(13,084)
Less: Preferred stock and preferred membership unit dividends	—	15	761	1,252	1,596

Net loss attributable to common stockholders	$(3,007)	$(3,446)	$(7,211)	$(13,780)	$(14,680)

Net loss per common share basic and diluted	$(2.05)	$(1.87)	$(3.22)	$(4.44)	$(4.73)

Weighted average shares outstanding basic and diluted	1,469	1,841	2,237	3,107	3,107

Pro forma net loss attributable to common stockholders per common share basic and diluted(1)				$(1.53)	$(1.73)

Pro forma weighted average common shares outstanding-basic and diluted(1)				8,504	8,510

Other data (unaudited):
Number of case sales	9,053	21,708	64,013	170,060	267,052
Net sales per case	$191.21	$111.44	$75.41	$74.20	$79.20
Gross profit per case	$72.57	$45.68	$24.08	$22.77	$28.06
Selling expense per case	$275.82	$154.24	$84.33	$68.03	$48.86

(1)	Assumes the conversion as of April 10, 2006 of: all shares of preferred stock outstanding as of March 31, 2006, including 535,715 shares of Series A convertible preferred stock, 200,000 shares of Series B convertible preferred stock and 3,353,750 shares of Series C convertible preferred stock, into an aggregate of 4,089,463 shares of common stock; the unpaid preferred stock dividends accrued through April 9, 2006 into 193,107 shares of common stock, including $1,341,528 of such preferred stock dividends accrued as of March 31, 2006 into 186,903 shares of common stock; the $1.6 million principal amount of our 5% euro denominated convertible notes outstanding as of March 31, 2006 into 263,362 shares of common stock; and $6.0 million of the $15.0 million principal amount of our 6% convertible notes that was outstanding as of March 31, 2006 into 857,143 shares of common stock; for an aggregate of 5,403,075 shares of common stock. Also assumes the reversal of previously recorded interest expense and corresponding changes in foreign exchange gain/(loss) related to the converting debt.

Selected balance sheet data (in thousands):

					As of March 31, 2006
	As of March 31,						Pro forma
	2002	2003	2004	2005	Actual	Pro forma	as adjusted
	(unaudited)					(unaudited)

Cash and cash equivalents	$170	$236	$3,461	$5,676	$1,392	$1,392	$26,289
Working capital (deficit)	281	(229)	4,541	5,665	(799)	861	29,500
Total assets	3,822	4,528	27,707	42,926	43,644	43,347	65,420
Total debt	1,666	2,158	4,095	16,362	25,431	17,771	15,316
Total liabilities	2,835	3,947	8,506	26,511	38,546	29,545	25,289
Total stockholders’ equity (deficiency)	987	(1,436)	928	(12,125)	(26,024)	11,507	37,456

The “pro forma” information included in the summary balance sheet data as of March 31, 2006 gives effect at that date to the following pro forma adjustments:

•	our accrual of additional preferred stock dividends on our convertible preferred stock from April 1, 2006 through April 9, 2006 in the aggregate amount of $48,238;

•	our issuance of an additional 5,403,075 shares of our common stock upon the (a) conversion of all of our preferred stock into 4,089,463 shares of common stock, (b) the payment of all of the preferred stock dividends accrued on our convertible preferred stock as of April 9, 2006, including those accrued since April 1, 2006, with 193,107 shares of our common stock, and (c) the conversion of $7.6 million of our indebtedness into 1,120,505 shares of our common stock; all of which issuances occurred upon the closing of the initial public offering; and

•	the reversal of previously recorded interest expense and corresponding changes in foreign exchange gain/(loss) related to the indebtedness referred to above, in the aggregate net amount of $(379,311), and the expensing of the $297,448 in deferred financing charges associated with the $6.0 million of our 6% convertible notes included in such indebtedness.

The “pro forma as adjusted” information as of March 31, 2006 gives effect at that date to the foregoing pro forma adjustments as well as to the following additional events:

•	our sale of the 3,500,000 shares of common stock in our initial public offering at a price of $9.00 per share; and

•	our receipt of the estimated net proceeds therefrom, after deducting the underwriting discounts and commissions, the remainder of the underwriters’ nonaccountable expense reimbursement and that portion of the other expenses of the initial public offering that was not already paid as of March 31, 2006 and giving effect to our (a) repayment from such proceeds of the $2,005,000 principal amount of indebtedness and interest accrued from April 1, 2006 through April 10, 2006 outstanding under our February 2006 credit facility, (b) repayment of $517,395 of our other indebtedness, including $91,222 of the accrued interest, outstanding as of March 31, 2006, and (c) payment of $204,952 in dividends accrued on the preferred membership units in our predecessor company, Great Spirits Company, LLC, through December 1, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We develop and market premium branded spirits in several growing market categories, including vodka, rum, Irish whiskey and liqueurs/cordials, and we distribute these spirits in all 50 U.S. states and the District of Columbia, in six key international markets, including Ireland, Great Britain, Germany, France, Italy and Canada, and in a number of other countries in continental Europe. Our brands include, among others, Boru vodka, Gosling’s rum, Knappogue Castle Whiskey and the Pallini liqueurs.

Our current growth strategy focuses on: (a) aggressive brand development to encourage case sale and revenue growth of our existing portfolio of brands through significant investment in sales and marketing activities, including advertising, promotion and direct sales personnel expense; and (b) the selective addition of complementary premium brands through a combination of strategic initiatives, including acquisitions, joint ventures and long-term exclusive distribution arrangements.

  Corporate structure

Castle Brands Inc. is the successor to Great Spirits Company, LLC, a Delaware limited liability company.

Great Spirits Company, LLC was formed in February 1998. In December 2002, Great Spirits Company formed a wholly owned subsidiary, Great Spirits (Ireland) Limited, to market its products internationally. Shortly thereafter, Great Spirits Company determined to convert from a limited liability company to a C Corporation and to acquire two Irish operating companies, The Roaring Water Bay Spirits Company Limited and The Roaring Water Bay Spirits Company (GB) Limited.

In order to effect these changes, in July 2003, we formed Castle Brands Inc. as a holding company (initially called GSRWB, Inc.) and its wholly owned subsidiary, Castle Brands (USA) Corp. (initially called Great Spirits Corp.), under the laws of Delaware. In December 2003, we then merged Great Spirits Company into Castle Brands (USA) Corp., referred to as CB-USA, and CB-USA became our U.S. operating subsidiary.

Simultaneously with the foregoing merger, Castle Brands Inc. acquired:

(a) The Roaring Water Bay Spirits Group Limited, the shell holding company that owned the stock of The Roaring Water Bay Spirits Company Limited, and changed the names of this shell holding company and its operating entity to Castle Brands Spirits Group Limited, referred to as CB-Ireland, and Castle Brands Spirits Company Limited, respectively. In connection with this acquisition, Castle Brands Spirits Company Limited became our Irish operating subsidiary. It has several subsidiaries, all of which are dormant; and

(b) The Roaring Water Bay Spirits Marketing and Sales Company Limited, the shell holding company that owned the stock of The Roaring Water Bay Spirits Company (GB) Limited, and changed the names of this shell holding company and its operating entity to Castle Brands Spirits Marketing and Sales Company Limited, referred to as CB-UK, and Castle Brands Spirits Company (GB) Limited, respectively. In connection with this acquisition, Castle Brands Spirits Company (GB) Limited became our UK operating subsidiary. It has one subsidiary, which is dormant.

In February 2005, Castle Brands Inc. acquired 60% of the shares of Gosling-Castle Partners Inc., which holds the worldwide distribution rights (excluding Bermuda) to the Gosling’s rums and related products.

Set forth below are diagrams of our corporate structure before and after the merger and acquisitions referred to above:

Before merger and acquisitions:*

After merger and acquisitions:*

*	All subsidiaries are 100% owned unless otherwise noted.

+	Indicates inactive entities

  Strategic transactions

A review and understanding of the components of our historical growth during the past three fiscal years should consider the timing of our most significant strategic transactions, which are also referenced in our comparative fiscal and interim analyses contained in “— Results of operations.” These transactions for our company and our predecessor companies are outlined below. In addition to the impact of these transactions, we have had significant growth in our own brands and will continue to focus on developing those brands.

Roaring Water Bay acquisition. On December 1, 2003, in connection with our acquisition of The Roaring Water Bay Spirits Group Limited and The Roaring Water Bay Spirits Company (GB) Limited and their related entities, referred to collectively as Roaring Water Bay, described above, we added the Boru vodka, Clontarf Irish whiskey and Brady’s Irish cream brands to our portfolio. While we were already selling Boru vodka in the United States pursuant to the 2002 distribution agreement, the acquisition added significant Boru vodka sales internationally, principally in the Republic of Ireland and the United Kingdom. This acquisition is reflected in our financial results for the last four months of our fiscal year ended March 31, 2004 and in all subsequent periods.

Pallini liqueur distribution agreement. On August 17, 2004, we signed an exclusive U.S. marketing and distribution agreement for the Pallini liqueurs. Sales of those products are reflected in our results for the fiscal year ended March 31, 2005, commencing as of August 2004, and in all subsequent periods.

Gosling’s rum distribution agreement. On January 1, 2005, we signed an exclusive U.S. distribution agreement for the Gosling’s rums. Gosling’s rum sales are reflected in our financial results for the last three months of the fiscal year ended March 31, 2005 and in all subsequent periods.

Gosling-Castle Partners export venture. On February 18, 2005, we reached agreement to expand our Gosling’s relationship by acquiring a 60% interest in the newly formed global export venture with the Gosling family, now named Gosling-Castle Partners, Inc., that was previously formed to acquire, through an export agreement, the exclusive distribution rights for Gosling’s rums worldwide except for the Gosling’s home market of Bermuda, including an assignment to such venture of the Gosling’s rights under our January 2005 distribution agreement. This export agreement became effective on April 1, 2005. Because we own 60% of Gosling-Castle Partners, its financial results are included in our consolidated financial statements commencing as of our February 2005 purchase of such interest, with adjustments for minority interest; however, it had no meaningful operations prior to the April 1, 2005 commencement of the export agreement.

  Operations overview

We generate revenue through the sale of our premium spirits to our network of wholesale distributors or, in control states, state-owned agencies, which, in turn, distribute our premium brands to retail outlets. A number of factors affect our overall level of sales, including the number of cases sold, price per case, relative contribution by brand and geographic mix. Changes in any of these factors may have a material impact on our overall sales. During the coming twelve months we plan to launch an advertising campaign that will feature our new bottle design for Boru vodka which represents a major upgrade in packaging and brings the product more in line with its brand positioning. In the United States, our sales price per case includes excise tax and import duties, which are also reflected in a corresponding increase in our cost of sales. Most of our international sales are sold “in bond,” with the excise taxes paid by our customers upon shipment, thereby resulting in lower relative revenue as well as a lower relative cost of sales, although some of our United Kingdom sales are sold “tax paid,” as in the United States. Our sales typically peak during our third fiscal quarter (October through December) in anticipation of, and during, the holiday season. See “Risk Factors — Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future rendering quarter-to-quarter comparisons unreliable as indicators of performance.” The difference between sales and net sales principally reflects adjustments for various distributor incentives.

Our gross profit is determined by the prices at which we are able to sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differ by brand, as well as freight and warehousing costs. We purchase certain of our products, such as the Gosling’s rums and Pallini liqueurs, as finished goods. For other products, we purchase the components of our products, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. Our U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the United States than elsewhere.

Selling expense principally includes advertising and marketing expenditures and compensation paid to our marketing and sales personnel. Our selling expense, as a percentage of sales and per case, is currently high compared to our competitors because of our brand development, level of marketing spend and our established sales force versus our relatively small base of case sales and sales volumes. However, we believe that our strategy of building, today, an infrastructure strong enough to support our anticipated future growth is the correct long-term approach for us. In anticipation of our continuing growth, we have added to our base level of sales costs, with such measures as our:

•	hiring of a highly qualified and experienced sales force;

•	continuous improvement of our product distribution network and forging of strong distributor relationships — beyond those a company of our size might be expected to maintain; and

•	implementation of a products depletion tracking system, by both brand and SKU (enabling us to more effectively target our selling efforts).

While we expect the absolute level of selling expense to continue to increase in the coming years, we also expect selling expense as a percentage of revenues and on a per case basis to continue to decline, as our volumes expand and we leverage our direct sales team over a larger number of brands.

General and administrative expenses include all corporate and administrative functions that support our operations. These expenses consist primarily of administrative payroll, occupancy and related expenses and professional services. While we expect these expenses to increase on an absolute basis as our sales volumes continue to increase and we add additional personnel, we also expect our general and administrative expenses as a percentage of sales to continue to decline due to economies of scale.

We expect to take advantage of market opportunities to significantly increase our case sales in the U.S. and internationally over the next several years, including greater sales of existing brands and the addition of complementary new brands through distribution agreements and acquisitions. We will seek to maintain strong liquidity and manage our working capital and overall capital resources during this period of anticipated growth to be able to take advantage of these opportunities and to achieve our long-term objectives, although there is no assurance that we will be able to do so.

We believe primary steps to increasing case sales of our existing spirits brands include our continued investment in marketing and advertising to broaden customer awareness and the hiring of salespeople to provide greater coverage of key geographic regions and distribution channels. These efforts will lead to sizable increases in our absolute level of selling expense and it is uncertain as to whether the investment will translate into increased customer brand recognition for our spirits and therefore greater case sales. Given the competitive nature of the spirits industry and the existence of well-established brands in each spirits category, we expect to incur increased competition from existing and new competitors as we achieve greater case sales and market share.

We believe a number of industry dynamics and trends will create growth opportunities for us to broaden our spirits portfolio and increase our case sales, including:

•	the continued consolidation of brands among the major spirits companies is expected to result in their concentration on large market leading brands and divestitures of non-core brands, which may create an opportunity for us as we focus on smaller and emerging brands;

•	the ongoing industry consolidation is expected to make it more difficult for smaller spirits companies and new entrants to identify and secure an attractive route to market, particularly in the United States, while we already have established extensive U.S. and international distribution;

•	owners of small private and family-owned spirits brands will seek to partner with or be acquired by a larger company with global distribution and we expect to be an attractive alternative for brand owners as one of the few publicly traded spirits companies outside of the major spirits companies with multi-billion dollar revenues; and

•	particular opportunities in the premium end of the spirits market in which we participate, given positive changes in customer preferences, demographics and expected growth rates in the imported spirits segments in which we participate.

Our growth strategy is based upon acquiring smaller and emerging brands and growing existing brands. To identify potential acquisition candidates we plan to rely on our management’s industry experience and our extensive network of contacts in the industry. We also plan to maintain and grow our U.S. and international distribution channels so that we are more attractive to smaller spirits companies who are looking for a route to market for their products. With respect to small private and family-owned spirits brands, we will continue to be flexible and creative in our acquisition proposals and present an alternative to the larger spirits companies.

We also believe there will be growth opportunities for us as a result of the expected growth rates in the imported spirits segments in which we compete. For example, U.S. case sales in the imported spirits segments in which we compete have grown 21.6% during the five-year period from 2000 to 2005, with an expected growth rate for the 5-year period from 2005 to 2010 of 15.0%. In particular, case sales in the imported vodka and imported rum segments of the spirits industry, in which our two leading products, Boru vodka and Gosling’s rum, compete, have grown 72.5% and 50.0%, respectively, over the five-year period from 2000 to 2005. Imported vodka and imported rum case sales are expected to experience continued growth for the ensuing five-year period. Given the historical and projected growth rates for the imported spirits industry, and the imported vodka and imported rum segments in particular, we are expecting growth in case sales for all of our products, with the most significant increases in Boru vodka and Gosling’s rum. We plan to increase our marketing and advertising initiatives to take full advantage of this anticipated growth.

The pursuit of acquisitions and other new business relationships will require significant management attention and time commitment, particularly that of Mark Andrews, our chairman and chief executive officer. There is uncertainty concerning our ability to successfully identify attractive acquisition candidates, our ability to obtain financing on favorable terms and whether we will complete these types of transactions in a timely manner and on terms acceptable to us, if at all. We also expect significant competition from other spirits companies and other buyers in the bidding for these opportunities, some of which have substantially greater resources than we do. Furthermore, even if we complete these transactions, we may be unable to successfully integrate and operate the businesses.

To address the uncertainty regarding identifying potential acquisition candidates, we plan to rely on, and continue to grow, our extensive network of industry contacts to help us identify and evaluate spirits products with growth potential. We believe our access to the public markets and our relationship with our institutional shareholders, which we will continue to foster, will help facilitate our financing efforts. We plan to rely on our management team’s extensive experience in the spirits industry to successfully integrate any products we acquire and, when appropriate, hire additional personal.

Financial performance overview

The following table sets forth certain information regarding our case sales for the fiscal years ending March 31, 2004, 2005 and 2006. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Year ended March 31,
Case Sales	2004	2005	2006

Cases
United States	29,116	74,190	149,898
International	34,897	95,870	117,154

Total	64,013	170,060	267,052

Vodka	38,565	107,122	127,894
Rum	794	9,038	65,060
Liqueurs/cordials	19,674	38,153	56,156
Whiskey	4,980	15,747	17,942

Total	64,013	170,060	267,052

Percentage of Cases
United States	45.5%	43.6%	56.1%
International	54.5	56.4	43.9
Total	100.0%	100.0%	100.0%

Vodka	60.3%	63.0%	47.9%
Rum	1.2	5.3	24.4
Liqueurs/cordials	30.7	22.4	21.0
Whiskey	7.8	9.3	6.7

Total	100.0%	100.0%	100.0%

Critical accounting policies and estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of sales and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions discussed below are most important to the portrayal of our financial condition and results of operations in that they require our most difficult, subjective or complex judgments and form the basis for the accounting policies deemed to be most critical to our operations.

Revenue recognition

We recognize revenue from product sales when the product is shipped to a customer (generally upon shipment to a distributor or to a control state entity), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination) and collection is reasonably assured. We do not offer a right of return but will accept returns if we shipped the wrong product or wrong quantity.

Accounts receivable

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts based on contractual terms of the receivables and our relationships with, and economic status of, our customers.

Inventory

Our inventory, which consists of distilled spirits, packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reduction to the carrying value of inventories is recorded in cost of goods sold.

Goodwill and other intangible assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of March 31, 2005, and 2006, goodwill and other indefinite lived intangible assets that arose from acquisitions were $11.6 million and $11.6 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, more frequently if circumstances indicate a possible impairment may exist.

We evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Stock-based awards

We account for stock-based compensation for our employees, officers and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation costs for stock options, if any, are measured as the excess of our estimated value of our stock at the date of grant over the amount an employee must pay to acquire the stock. This method, which is permitted by SFAS No. 123 “Accounting for Stock Based Compensation,” has not resulted in employee compensation costs for stock options. We account for stock-based awards to non-employees using a fair value method in accordance with SFAS No. 123.

SFAS No. 123 (Revision 2004), “Share-Based Payment,” referred to as SFAS No. 123(R), was issued in December 2004 and is effective as of the beginning of the first quarter of the fiscal annual reporting period that begins after June 15, 2005. We adopted this new statement on April 1, 2006. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values on the grant date. Such cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

Disclosure of pro forma net loss, as if all stock options were accounted for at fair value, is required by SFAS No. 123, under which compensation expense is based upon the fair value of each option at the date of grant using the Black-Scholes or a similar pricing model.

Fair value of financial instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. We believe that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short-term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to us.

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Year ended March 31,
	2004	2005	2006

Sales, net	100.0%	100.0%	100.0%
Cost of sales	68.1%	69.3%	64.6%

Gross profit	31.9%	30.7%	35.4%

Selling expense	111.8%	91.7%	61.7%
General and administrative expense	40.6%	28.8%	26.0%
Depreciation and amortization	4.7%	2.6%	4.3%

Loss from continuing operations	(125.2)%	(92.4)%	(56.6)%

Other income	0.0%	1.0%	(0.0)%
Other expense	(1.7)%	(0.4)%	(0.2)%
Foreign exchange gain/(loss)	(1.7)%	1.0%	(1.6)%
Interest expense, net	(6.2)%	(7.9)%	(7.5)%
Current credit/(charge) on derivative financial instrument	0.5%	(0.6)%	0.1%
Income tax benefit	0.0%	0.0%	0.7%
Minority interests	0.7%	0.0%	3.0%

Net loss	(133.6)%	(99.3)%	(62.1)%

Less:
Preferred stock and preferred membership unit dividends	15.8%	9.9%	7.5%

Net loss attributable to common stockholders	(149.4)%	(109.2)%	(69.6)%

Fiscal year ended March 31, 2006 compared with fiscal year ended March 31, 2005

Net sales. Net sales increased $8.5 million, or 67.6%, to $21.1 million in the fiscal year ended March 31, 2006 from $12.7 million in the comparable prior period. Approximately $3.3 million, or 38.8%, and $5.2 million, or 61.2%, of this increase reflected an increase in case sales of new and existing brands, respectively. There was no material change in the selling prices of our existing products. Our case sales, measured in nine-liter case equivalents, increased 96,992 cases, or 57.0%, to 267,052 cases versus the comparable prior period, with the increase comprised of:

•	55,523 cases related to our Gosling-Castle Partners global export venture which commenced in April 2005 and 9,084 cases related to our Pallini agency agreement which commenced in August 2004; and

•	32,385 incremental case sales of our other existing brands, particularly Boru vodka.

Our U.S. case sales as a percentage of total case sales increased to 56.1% during the fiscal year ended March 31, 2006 from 43.2% in the prior fiscal year. This increase reflects the addition of the Gosling’s rums and Pallini liqueurs, as well as increased U.S. sales of our other brands, particularly Boru vodka.

The table below presents the increase in case sales by product category for the fiscal year ended March 31, 2006 compared to the prior fiscal year.

	Increase in
	case sales		Percentage increase
	Overall	U.S.	Overall	U.S.

Vodka	20,770	17,754	19.4%	60.7%
Rum	55,464	42,410	578.0%	462.0%
Liqueurs/cordials	19,068	14,605	51.4%	44.5%
Irish Whiskey	1,690	1,609	53.8%	—

Total	96,992	76,377	57.0%	103.9%

Gross profit. Gross profit increased 93.5% to $7.5 million during the fiscal year ended March 31, 2006 from $3.9 million in the prior fiscal year, and our gross margin increased to 35.4% during the fiscal year ended March 31, 2006 compared to 30.7% for the prior fiscal year. The absolute increase in gross profit reflected our increased level of sales and the increase in gross margin reflected higher margins attributable to Gosling’s rums and Pallini liqueurs as well as to a shift in our product mix to products which are produced by others. Although gross margins are less on our vodka sales, the increase in case sales has offset the lower margin achieved.

Selling expense. Selling expense increased 12.8% to $13.0 million in the fiscal year ended March 31, 2006 from $11.6 million in the prior fiscal year. The change in selling expense was primarily attributable to an increase of $1.1 million in compensation expense due to the hiring of additional sales personnel, including sales personnel hired by the new Gosling-Castle Partners global export venture in which the company has a 60% interest, to an increase in distributor incentives and sales support costs of $0.2 million and to increases in selling related shipping costs and sales commissions of $0.1 million and $0.2 million, respectively. As a percentage of net sales, selling expense decreased to 61.7% compared to 91.7% for the comparable prior year period. This decrease is principally due to leveraging our sales force and marketing expenditures across increased sales volumes.

General and administrative expense. General and administrative expense increased 51.9% to $5.5 million for the fiscal year ended March 31, 2005 from $3.6 million in the prior fiscal year. Major components of this increase included an increase of $1.0 million in compensation expense due to the hiring of additional corporate personnel, including several accounting personnel and our president and chief operating officer, increased professional and recruiting fees of $0.5 million, increased occupancy, insurance and other office expenses of $0.1 million and an increase in our provision for doubtful accounts of $0.3 million. As a percentage of net sales, general and administrative expense decreased to 26.0% for the fiscal year ended March 31, 2006 compared to 28.8% for the comparable prior year period, due to economies of scale with higher sales volumes.

Depreciation and amortization. Depreciation and amortization increased 181% to $0.9 million in the fiscal year ended March 31, 2005 from $0.3 million in the comparable prior year period. This increase was primarily attributable to amortization of the Gosling worldwide (except Bermuda) distribution agreement which became effective during February 2005.

Net loss attributable to common stockholders. The net loss attributable to common stockholders for the fiscal year ended March 31, 2006 increased 6.5% to $14.7 million from $13.8 million in the prior fiscal year. These net losses included $1.6 million and $1.3 million in preferred stock dividends accrued during the fiscal years ended March 31, 2006 and 2005, respectively.

Fiscal year ended March 31, 2005 compared with fiscal year ended March 31, 2004

Net sales. Net sales increased $7.8 million, or 161.4%, to $12.6 million for the fiscal year ended March 31, 2005 from $4.8 million in the prior fiscal year. Approximately $2.6 million, or 33.3%, represented an increase in case sales, $1.3 million, or 16.7%, represented sales of new brands and $3.9 million, or 50.0%, represented the full year impact of the acquisition of Roaring Water Bay, with no material change in the selling prices of our products. Our equivalent case sales increased 165.7% from 64,013 to 170,060 cases between fiscal 2004 and 2005, with the increase comprised of:

•	approximately 62,500 case sales related to our acquisition of Roaring Water Bay, which had a full year effect in fiscal 2005 versus four months in fiscal 2004.

•	approximately 12,500 case sales resulting from the addition of our Gosling’s and Pallini distribution agreements; and

•	approximately 31,050 incremental case sales of our other brands.

Our U.S. case sales as a percentage of total case sales decreased to 43.6% for fiscal 2005 from 45.5% in the comparable prior year period. This decrease was largely attributable to the full year impact of the Roaring Water Bay acquisition, which resulted in proportionately fewer U.S. versus international sales.

The table below presents the increase in case sales by product category for the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004.

	Increase in
	case sales		Percentage increase
	Overall	U.S.	Overall	U.S.

Vodka	68,557	13,700	177.8%	88.0%
Rum	8,244	8,187	1,038.3%	1,333.5%
Liqueurs/cordials	18,479	22,377	93.9%	195.2%
Irish Whiskey	10,767	809	216.2%	55.0%

Total	106,047	45,073	165.7%	154.8%

Gross profit. Gross profit increased 151.3% to $3.9 million for the fiscal year ended March 31, 2005 from $1.5 million in the prior fiscal year, while our gross margin decreased slightly to 30.7% for fiscal 2005 compared to 31.9% in the prior year. The absolute increase in gross profit primarily resulted from the increased sales from our Roaring Water Bay acquisition ($1.9 million, or 79.2%) and our Pallini distribution relationship ($0.2 million or 8.3%), offset, in part, by higher import costs due to a decline in the relative value of the U.S. dollar ($0.2 million, or 8.3%).

Selling expense. Selling expense increased 114.3%, to $11.6 million for the fiscal year ended March 31, 2005 from $5.4 million in the prior fiscal year. This change was primarily the result of a $2.5 million increase in advertising and promotional expenditures, including a major U.S. Boru vodka marketing campaign, support of other brands acquired with Roaring Water Bay, a $1.7 million increase in distributor incentives and sales support costs versus the prior year period, a $2.0 million increase in compensation expense related to hiring several of our regional sales managers in early fiscal 2005 and increased travel and related costs. As a percent of net sales, selling expense for fiscal 2005 decreased to 91.7% compared to 111.8% in the prior year, based on increased economies of scale resulting from higher sales volumes.

General and administrative expense. General and administrative expense increased 85.5% to $3.6 million for the fiscal year ended March 31, 2005 from $2.0 million in the prior fiscal year. Approximately $0.4 million, or 25.0%, of this increase resulted from the full year impact of our Roaring Water Bay acquisition while approximately $0.2 million, or 12.5%, of this increase reflected an increase in occupancy expense due to office relocations in New York and Dublin, and approximately $0.9 million, or 56.3%, of this increase resulted from increased spending on our administrative and systems platforms. As a percentage of sales, general and administrative expense decreased from 40.6% in fiscal 2004 to 28.8% for fiscal 2005 due to leveraging our overhead costs across higher sales volumes.

Net loss attributable to common stockholders. The net loss attributable to common stockholders for the year ended March 31, 2005 increased by 91.1% to $13.8 million from a net loss of $7.2 million in the prior fiscal year. These net losses included $1.3 million and $0.8 million in preferred stock dividends accrued during fiscal 2005 and fiscal 2004, respectively.

Potential fluctuations in quarterly results and seasonality

Our industry is subject to seasonality with peak sales in each major category generally occurring in the fourth calendar quarter, which is our third fiscal quarter. See “Risk Factors — Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future rendering quarter-to-quarter comparisons unreliable as indicators of performance.”

Quarterly results of operations

The following table presents unaudited consolidated statements of operations data for each of the eight quarters concluding with the quarter ended March 31, 2006. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005(1)

Consolidated statement of operations data (in thousands, except per share amounts):
Sales, net	$2,163	$2,738	$4,644	$3,073
Cost of sales	1,483	1,477	3,470	2,315

Gross profit	680	1,261	1,174	758

Selling expense	2,978	3,127	3,327	2,137
General and administrative expense	795	710	1,231	901
Depreciation and amortization	143	65	52	63

Loss from continuing operations	(3,236)	(2,641)	(3,436)	(2,343)

Other income	—	108	—	16
Other expense	(9)	(11)	(8)	(17)
Foreign currency gain/(loss)	1	(339)	297	162
Current credit/(charge) on derivative financial instrument	(9)	14	1	(83)

Income tax benefit	—
Interest expense, net	(466)	(112)	(206)	(214)
Minority interests	2	—	—	2

Net loss	(3,717)	(2,981)	(3,352)	(2,477)

Less: preferred stock and preferred membership unit dividends	240	380	279	353

Net loss attributable to common stockholders	$(3,957)	$(3,361)	$(3,631)	$(2,830)

Net loss per common share:
Basic	$(1.27)	$(1.08)	$(1.17)	$(0.91)

Diluted	$(1.27)	$(1.08)	$(1.18)	$(0.90)

Weighted average shares used in computation:
Basic	3,107	3,107	3,107	3,107

Diluted	3,107	3,107	3,107	3,107

	June 30,	September 30,	December 31,	March 31,
	2005(2)	2005	2005	2006

Consolidated statement of operations data (in thousands, except per share amounts):
Sales, net	$4,916	$5,175	$7,360	$3,699
Cost of sales	3,153	3,162	4,998	2,343

Gross profit	1,763	2,013	2,362	1,356

Selling expense	3,137	3,213	3,616	3,082
General and administrative expense	1,137	1,236	1,659	1,461
Depreciation and amortization	222	220	233	232

Loss from continuing operations	(2,733)	(2,656)	(3,146)	(3,419)

Other income	—	34	(30)	—
Other expense	(9)	(9)	(10)	(9)
Foreign currency gain/(loss)	(313)	15	(259)	219
Current credit/(charge) on derivative financial instrument	17	(2)	4	(3)
Income tax benefit	37	37	37	37
Interest expense, net	(259)	(364)	(415)	(541)
Minority interests	129	95	204	228

Net loss	(3,131)	(2,850)	(3,615)	(3,488)

Less: preferred stock and preferred membership unit dividends	305	387	422	482

Net loss attributable to common stockholders	$(3,436)	$(3,237)	$(4,037)	$(3,970)

Net loss per common share:
Basic	$(1.11)	$(1.04)	$(1.30)	$(1.28)

Diluted	$(1.11)	$(1.04)	$(1.30)	$(1.28)

Weighted average shares used in computation:
Basic	3,107	3,107	3,107	3,107

Diluted	3,107	3,107	3,107	3,107

(1)	Our quarterly results of operations data presented above includes our sales of Gosling’s rum products in the United States and the United Kingdom under our distribution agreement with Gosling’s Export commencing as of its January 1, 2005 effective date.

(2)	Our quarterly results of operations include the results of operations of Gosling-Castle Partners, our 60%-owned strategic venture, commencing as of the February 18, 2005 closing date of our investment in such entity, with adjustments for minority interest; however, Gosling-Castle Partners had no meaningful operations prior to April 1, 2005.

Liquidity and capital resources

Our primary uses of cash have been for new product development, selling and marketing expense, employee compensation and working capital. Our main sources of cash have been from the sale of common and preferred stock, the sale of convertible and senior notes and borrowings under bank credit facilities.

Our balance of cash and cash equivalents was $1.4 million at March 31, 2006 as compared to $5.7 million at March 31, 2005. Our balance of cash and cash equivalents increased to $23.8 million at April 30, 2006 as a result of the closing of our initial public offering on April 10, 2006 and after making the following payments:

•	repayment of €133,323 ($159,961, calculated at the conversion rate at the time of repayment), of the principal amount of non-interest bearing indebtedness owed by us to former stockholders of Roaring Water Bay;

•	repayment of €290,328 ($357,454, calculated at the conversion rate at the time of repayment) of the principal amount of indebtedness and accrued interest owed by us to former stockholders of Roaring Water Bay;

•	repayment of the $2.0 million principal amount of indebtedness outstanding under the February 2006 credit facility provided to us by Frost Nevada Investments Trust, an entity controlled by one of our directors;

•	payment of interest of $5,000 accrued from April 1, 2006 through the closing date of the initial public offering for the February 2006 credit facility; and

•	payment of $204,952 in dividends accrued on preferred membership units in our predecessor company, Great Spirits Company, LLC, through December 1, 2003.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near-to-mid term:

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	addition of administrative and sales personnel as our business expands;

•	increases in advertising, public relations and sales promotions for existing and new brands and as we expand within existing markets or enter new markets;

•	acquisition of additional spirits brands;

•	financing the operations of our 60%-owned Gosling-Castle Partners strategic export venture; and

•	expansion into new markets and within existing markets in the United States and internationally.

We expect that we will require increasing amounts of working capital to finance our inventory levels in the United States. Except for Gosling’s rums, which are bottled in the United States, all of our products are imported from Europe. In the case of our wholly-owned brands, there is a three-to-four month production and shipping lead time between the time of order placement and the time the product is available for sale. This lead time has required us to ensure that we maintain sufficient inventories to properly service our customers.

We expect to experience a lengthening of the revenue collection cycle due to the need to extend payment terms as an incentive to encourage customers to make container-sized purchases of our products on which title passes to the customer at the shipping point in Ireland. A lengthening of the revenue collection cycle will require a significant amount of working capital.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Year ended March 31,
	2004	2005	2006

Net cash provided by (used in):
Operating activities	$(5,335)	$(13,331)	$(14,269)
Investing activities	(6,723)	(598)	(406)
Financing activities	15,275	16,142	10,392

Net increase (decrease) in cash and cash equivalents	$3,217	$2,213	$(4,283)

Operating activities. A substantial portion of our available cash has been used to fund our operating activities. In general, these cash funding requirements are based on operating losses, driven chiefly by our sizable investment in selling and marketing. With increases in our overall sales volumes, we have also utilized cash to fund our receivables and inventories. In general, these increases are only partially offset by increases in our accounts payable to our suppliers and accrued expenses. Our business has incurred significant losses since inception.

On average, the production cycle for our owned brands can take as long as three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, which is impacted by the international nature of our business. With respect to Gosling’s rums and Pallini liqueurs, we do not produce the finished product and, instead, receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional three to four months may be required before we sell our inventory and collect payment from our customers.

In the fiscal year ended March 31, 2006, net cash used in operating activities was $14.3 million, consisting primarily of losses from our operations of $13.1 million, increases in inventory and amounts due from affiliates of $1.5 million and $0.6 million, respectively, increases in prepaid expense, deferred financing costs in connection with our initial public offering, and other assets of $0.7 million, $0.4 million and $0.4 million, respectively, and minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners of $0.7 million. These uses of cash were offset, in part, by an increase in accounts payable and accrued expenses of $1.3 million, a decrease in accounts receivable of $0.5 million as well as depreciation expense and non-cash interest charges of $0.9 million and $0.5 million, respectively.

In the fiscal year ended March 31, 2005, net cash used in operating activities was $13.3 million, consisting primarily of losses from our operations of $12.5 million, an increase in trade accounts receivable of $1.6 million, an increase in inventory of $1.6 million and an increase in other assets of $0.9 million, offset, in part, by an increase in accounts payable and accrued expenses of $1.6 million. In the fiscal year ended March 31, 2004, net cash used in operating activities was $5.3 million and was attributable to our operating losses of $6.4 million and a decrease of $0.2 million in our accounts payable and accrued expenses.

Investing activities. Since April 1, 2002, the single largest use of cash in investing activities was $6.7 million in the year ending March 31, 2004, which was used as a part of the $17.0 million total consideration used to acquire the controlling interest of Roaring Water Bay, with a subsequent purchase of minority interest for $0.4 million.

Financing activities. During the three years ending March 31, 2006, in order to fund the above operating and investing activities, our total net cash from financing activities was approximately $41.8 million, which came primarily from our issuances of convertible preferred stock, senior notes and convertible subordinated debt.

Net cash provided by financing activities during the fiscal year ended March 31, 2006 was $10.4 million and consisted primarily of funds raised from the second and third tranches of our 6% convertible note financing, netted against the following: payments of deferred registration costs in connection with the company’s prospective initial public offering of $1.3 million, repayment of notes payable of $3.0 million and payments made in connection with the issuance cost of our 6% convertible note financing of $0.2 million. A portion of these funds was used during that period to fund our capital investments in Gosling-Castle Partners of $2.2 million.

We believe that we will be able to fund our operations from the proceeds of our initial public offering, our projected cash flow from operations, and current cash and cash equivalents for at least twelve months following the closing of our initial public offering which occurred on April 10, 2006. Beyond that, additional financing may be needed to fund working capital and other requirements. Changes in our operating plans, acquisitions or other additions of brands, lower than anticipated sales, increased expenses, or other events, including those described in “Risk Factors,” may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

Obligations and commitments

Irish bank facilities. We have credit facilities with availability aggregating approximately €1.4 million ($1.7 million) with two affiliated Irish banks, including overdraft, customs and excise guaranty, forward currency dealing, revolving credit and accounts receivable facilities. These facilities, which are payable on demand and continue until terminated by either party on not less than three months prior written notice, have interest rates ranging from prime plus 3% to 7.85%. We also have revolving credit facilities aggregating approximately £242,000 ($421,000) with the same lender for working capital purposes. These other banking facilities, which are also payable on demand and renew annually subject to certain provisions, have interest rates ranging from prime plus 2% to prime plus 2.25%. We also secured a €190,000 ($229,444) term note with the same lender. We have deposited €300,000 ($362,293) with the banks to secure these borrowings and both we and our subsidiaries, CB-UK and CB-Ireland, have agreed to provide an intercompany guarantee of these facilities up to an amount of €860,000 ($1,038,536). The term note carries an interest rate of 5.2% and calls for monthly payments of principal and interest of €6,377 through 2006.

We believe we are in compliance with the financial covenants of our Irish bank facilities and that the completion of this offering will not cause us to fail to be in compliance with any of the financial covenants with respect to the Irish bank facilities.

Prior facility. As of March 31, 2004, we established a revolving credit facility with a U.S. secured lender. This line of credit was terminated simultaneously with the issuance of the senior notes in June 2004, at which time the outstanding balance under this facility was repaid, together with a loan termination fee of $60,000 and accrued interest and fees of $4,176.

February 2006 credit facility. On February 17, 2006, we entered into a credit facility with Frost Nevada Investments Trust, an entity controlled by Phillip Frost, M.D., one of our directors, that enabled us to borrow up to $5.0 million. We borrowed $2.0 million under this facility at an interest rate of 9% per annum payable quarterly, plus a facility fee of $100,000 paid at the time of the drawdown. Interest under this facility was payable quarterly. We repaid all outstanding principal and accrued interest under this note in the amount of $2,026,000 in April 2006.

9% senior notes. On June 9, September 28 and October 13, 2004, our wholly owned subsidiary Castle Brands (USA), issued to 27 individuals $4.6 million of senior notes secured by accounts receivable and inventories of Castle Brands (USA). As issued, these senior notes bore an interest rate of 8%, payable semi-annually on November 30th and May 31st, and were to mature on May 31, 2007. The senior notes are guaranteed as to payment by us. Effective August 15, 2005, the terms of these notes were modified with the consent of the note holders to mature on May 31, 2009 in exchange for an interest rate adjustment to 9%.

In addition, these notes were accompanied by warrants to purchase 25 shares of our common stock at $8.00 a share for every $1,000 principal amount of such notes for an aggregate of 116,500 shares.

The senior notes are subject to customary restrictive covenants. In addition, the consent of holders of a requisite majority of the aggregate principal amount of these notes is required for Castle Brands (USA) to take any of the following actions: merge or consolidate or sell all or substantially all of its assets other than with an entity formed in the United States or to a person or entity that assumes all of our obligations under the senior notes, engage in a transaction with an affiliate unless the transaction is on fair and reasonable terms, or change our jurisdiction of incorporation without giving 60 days prior notice.

If we or Castle Brands (USA) were to default on the payment of principal or interest on our senior notes and the default continues for 20 business days, breach any representation, warranty or certification made in the senior note documents, default in the performance of the material obligations under the senior note documents, which default is unremedied for a period of 60 days after we receive notice of such default, enter into any arrangement for the benefit of creditors or otherwise wind-up or dissolve, then the holders of our senior notes could declare all principal and interest to be immediately payable.

We believe that we are in compliance with the financial covenants related to our senior notes and will continue to be in compliance upon completion of this offering.

6% subordinated convertible notes. On March 1, 2005, we entered into a convertible note purchase agreement for up to $10.0 million, with the principal amount convertible, at the option of the holder, at a conversion price of $8.00 per share. The convertible note agreement was amended on August 16, 2005 to (a) increase the amount of loans under such agreement to $15.0 million and (b) provide for 40% of the outstanding principal amount of the notes to convert automatically into common stock upon an initial public offering of our common stock at a conversion price of $7.00 per share. As of March 31, 2006, there were three 6% convertible promissory notes outstanding for $5.0 million each. These notes were issued on March 1, 2005, June 27, 2005 and August 16, 2005 and mature on March 1, 2010. They bear interest at the rate of 6% per annum, payable quarterly, at our option for a period of two years from the date of the note, in cash or in additional notes bearing an interest rate of 7.5% per annum. We may not prepay our 6% convertible notes without the consent of the holders.

In accordance with the amended terms, $6.0 million of our 6% convertible notes automatically converted into 857,143 shares of our common stock at a price of $7.00 per share upon the closing of the initial public offering of our common stock on April 10, 2006. The outstanding balance of our 6% convertible notes may be converted into common stock at any time at the option of the holders at a conversion rate of $8.00 per share and will automatically convert at such time as the closing price of our common stock is $20.00 per share or more for thirty consecutive days at any time after March 1, 2008. The 6% convertible notes are unsecured.

These 6% convertible notes are subject to a number of customary restrictive covenants and certain potential limits on future indebtedness, excluding qualified brand acquisition indebtedness, and which are impacted by our aggregate equity market capitalization. As long as there is at least $1.5 million aggregate principal amount outstanding under these notes: (a) the approval of holders of at least a majority of the aggregate principal amount of the 6% convertible notes outstanding is required before we may pay dividends or make a distribution or payment on our equity securities or redeem or repurchase our equity securities (other than repurchases from employees upon termination of their employment) and (b) the approval of holders of at least 70% of the aggregate principal amount of the 6% convertible notes outstanding is required before we may engage in a transaction with an affiliate or incur indebtedness in excess of $30.0 million; provided, however, that the indebtedness covenant will no longer be applicable if the product of our fully diluted securities multiplied by the average of the highest bid and lowest asked prices on the exchange or over-the-counter quotation system on which our common stock is listed is at least $100.0 million for a period of at least 90 days. The limit on indebtedness does not include indebtedness that is incurred in connection with the acquisition of a brand related to, or an entity doing business in or related to, the beverage alcohol market, to the extent such indebtedness (including costs and fees associated with incurring such debt) does not exceed an amount equal to three times the target’s earnings before interest, taxes, depreciation and amortization.

If we were to default on the payment of principal or interest on our 6% convertible notes, fail to pay any other debt for borrowed money in excess of $250,000 when it is due and payable, fail to perform the affirmative covenants contained in the convertible note purchase agreement, and fail to cure such failure within 10 business days or fail to perform, keep or observe any material term, provision, covenant or agreement contained in the convertible note purchase agreement or any of the notes issued under the agreement and fail to cure within 20 days, then the holders of our 6% convertible notes could declare all principal and interest to be immediately payable.

We believe that we are currently in compliance with all of the financial covenants related to our 6% convertible notes.

Gosling’s export venture. On February 18, 2005, in connection with our investment in the Gosling-Castle Partners Inc. strategic export venture with the Gosling’s family, we issued a promissory note to Gosling-Castle Partners (now our 60% owned subsidiary) in the amount of $4.9 million. This promissory note is due in installments as follows:

•	$1,025,000 was due April 1, 2005 and was paid;

•	$1,125,000 was due October 1, 2005 and was paid;

•	$1,000,000 was due April 1, 2006 and was paid;

•	$1,000,000 is due October 1, 2006; and

•	$750,000 is due April 1, 2007.

This note bears interest at the rate of 4% per annum beginning October 1, 2005. There are no restrictive covenants.

Under Gosling-Castle Partners’ exclusive export agreement with Gosling’s Export (Bermuda) Limited, Gosling-Castle Partners is required to pay $2.5 million to Gosling’s Export (Bermuda) Limited in exchange for the distribution rights set forth in such agreement in four equal installments on April 1, 2005, October 1, 2005, April 1, 2006 and October 1, 2006. As of March 31, 2006, Gosling-Castle Partners has remaining aggregate payments of approximately $1.2 million.

5% Euro denominated convertible subordinated notes. In connection with the acquisition of Roaring Water Bay on December 1, 2003, we issued an aggregate principal amount of €1,374,750 (recorded as $1,660,148 in our consolidated financial statements as of March 31, 2006) of our 5% euro denominated convertible subordinated notes due December 1, 2006.

Upon the closing of the initial public offering in April 2006, all of our 5% euro denominated convertible subordinated notes automatically converted into 263,362 shares of our common stock, and all of the interest accrued on these notes (except for $2,500 of accrued interest, which will be paid on June 30, 2006) was paid out of the proceeds of the initial public offering.

The Roaring Water Bay related notes. In December 2003, in connection with our acquisition of Roaring Water Bay, we issued to the stockholders of Roaring Water Bay subordinated non-interest bearing notes in the principal amount of €444,389 ($576,372, calculated at the conversion rate at such time). In connection with the acquisition, we also issued 5.7% subordinated notes due July 11, 2007, in the principal amount of €255,000 ($302,022, calculated at the conversion rate at such time) in exchange for the elimination of certain common share rights of the Roaring Water Bay stockholders.

We used $517,395 from the proceeds of the initial public offering to prepay all of the remaining principal balance outstanding under both the non-interest bearing notes and the 5.7% subordinated notes. We also paid from such proceeds all accrued and unpaid interest on the 5.7% subordinated notes through the closing date of the initial public offering.

Office equipment leases. We financed the purchase of certain office equipment totaling $17,872. The equipment leases call for monthly payments of principal and interest at the rate of 5% per annum, to be paid through July 2009. As of March 31, 2006, we owed $12,395 under this lease.

Future commitments — notes and capital lease. Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on March 31, 2006):

For the years ending
March 31,	Amount
(in thousands)

2007	$3,678
2008	325
2009	4
2010	9,617
2011	10,000

Total	23,624
Less current portion	3,678

Non-current portion	$19,946

Convertible preferred stock. All of our Series A preferred stock, Series B preferred stock and Series C preferred stock automatically converted into an aggregate of 4,089,463 shares of our common stock, and all of the dividends accrued on our preferred stock through April 9, 2006 were converted into 193,107 shares of our common stock.

Contractual obligations

The following table sets forth our contractual commitments as of March 31, 2006 for each of the following fiscal years:

	Payments due during fiscal year ending March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)

Long-term notes payable, including current portion and estimated interest(1)
Ulster Bank facilities	$465	$34	$—	$—	$—	$—	$499
Gosling’s export agreement	1,210	—	—	—	—	—	1,210
Roaring Water Bay notes	161	308	—	—	—	—	469
9% senior notes	—	—		4,660			4,660
6% convertible subordinated notes	—	—	—	5,000	10,000	—	15,000
5% euro denominated convertible notes	1,660	—	—	—	—	—	1,660
February 2006 credit facility	2,000						2,000
Capital leases	3	4	4	2			13
Operating leases	303	303	143	5		—	754
Estimated interest	1,420	1,312	1,305	971	600		5,608

Total	$7,222	$1,961	$1,452	$10,638	$10,600	$—	$31,873

(1)	Does not give effect to the conversion of $6.0 million of our 6% convertible notes and all of our 5% euro denominated convertible notes into common stock upon the consummation of our initial public offering on April 10, 2006 or the repayment of our Roaring Water Bay notes from the proceeds of, and upon the consummation of, our initial public offering.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2004, 2005 or 2006. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board, referred to as FASB, issued SFAS No. 123(R), which revised SFAS No. 123 and supersedes the Accounting Principles Board, referred to as APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123(R) are required to be applied as of the beginning of the first interim or annual reporting period of the entity’s first fiscal year that begins after June 15, 2005. As such, we are required to adopt the provisions of SFAS No. 123(R) at the beginning of the first quarter of fiscal 2007. We anticipate these costs will range between $1.5 — $2.0 million for fiscal 2007.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends Accounting Research Bulletin, referred to as (“ARB”), No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). Previously, these costs were recognized as current period expenses when they were considered “so abnormal.” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the “so abnormal” criteria. In addition, SFAS No. 151 clarifies that fixed overhead allocations to inventory costs be based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during 2007 and earlier application is permitted. We believe our current accounting policies closely align to the new rules. Accordingly, we do not believe this new standard will have a material impact on our financial statements.

In March 2004, the FASB issued Emerging Issues Task Force, referred to as EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not believe that adoption of EITF 03-1 will have a material impact on our financial position or results of operations.

In November 2004, the FASB issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires companies to account for contingently convertible debt using the “if converted” method set forth in SFAS No. 128 “Earnings per Share,” for calculating diluted earnings per share. Contingently convertible debt is to be included in diluted earnings per share as if the debt had been converted into common stock. The provisions of EITF 04-8 are required to be applied to reporting periods ending after December 15, 2004. Following the completion of the initial public offering, we no longer have contingently convertible debt instruments and EITF 04-8 will have no impact on the calculation of our diluted earnings per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2006, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosure About Fair Value of Financial Investments.” We hold no investment securities that would require disclosure of market risk.

We do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. Individual forward contracts rarely extend for more than six months or exceed €300,000 ($362,300). At March 31, 2006 total forward contracts outstanding amounted to €600,000 ($723,700, calculated at the weighted average conversion rate in such contracts). Depending upon the term of the contract, the cost of these transactions can vary between approximately 50 to 150 basis points.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries as of March 31, 2005 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended March 31, 2006. Our audits also included the financial statement schedules listed at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castle Brands Inc. and subsidiaries as of March 31, 2005 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Eisner LLP

Eisner LLP

New York, New York
June 23, 2006

CASTLE BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			Pro Forma
			Adjustments		Pro Forma
	March 31,		March 31, 2006	See Notes	March 31, 2006
	2005	2006	(Note 1D)	Below	(Note 1D)
			(Unaudited)		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,676,398	$1,392,016	$24,896,890	A-E,O	$26,288,906
Accounts receivable – net of allowance for doubtful accounts of $80,847 and $395,207	3,614,816	3,511,215	—		3,511,215
Due from affiliates	355,161	953,616	—		953,616
Inventories	5,496,978	6,673,235	—		6,673,235
Prepaid expenses and other current assets	326,736	1,021,369	—		1,021,369

TOTAL CURRENT ASSETS	15,470,089	13,551,451	24,896,890		38,448,341

EQUIPMENT – net	350,139	407,983	—		407,983

OTHER ASSETS
Intangible assets – net of accumulated amortization of $602,642 and $1,379,389	14,266,584	13,936,427	—		13,936,427
Goodwill	11,636,051	11,649,430	—		11,649,430
Deferred registration costs	—	2,823,594	(2,823,594)	F,N	—
Restricted cash	387,494	362,293	—		362,293
Other assets	816,120	913,032	(297,446)	G	615,586

TOTAL ASSETS	$42,926,477	$43,644,210	$21,775,850		$65,420,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$3,032,383	$3,678,547	$(2,000,000)	O	$1,678,547
Accounts payable	2,785,179	3,757,515	(867,312)	F	2,890,203
Accrued expenses, put warrant payable and derivative instrument	2,220,483	2,986,188	(727,930)	E,F,N	2,258,258
Due to stockholders and affiliates	1,610,155	2,121,334	—		2,121,334
Convertible stockholder notes payable	—	1,660,148	(1,660,148)		—
Stockholder notes payable	156,865	147,113	(147,113)	B	—

TOTAL CURRENT LIABILITIES	9,805,065	14,350,845	(5,402,503)		8,948,342

LONG TERM LIABILITIES
Senior notes payable	4,561,472	4,594,791	—		4,594,791
Notes payable and capital leases, less current maturities	6,678,203	15,350,640	(6,307,937)	C,H	9,042,703
Stockholder notes payable	157,347	—	—		—
Convertible stockholder notes payable	1,775,627	—	—		—
Preferred stock and preferred membership units dividends payable	681,280	1,546,480	(1,546,480)	D,J,K	—
Deferred tax liability	2,851,666	2,703,515	—		2,703,515

	26,510,660	38,546,271	(13,256,920)		25,289,351

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock Series A, B, C; 4,103,750 shares designated; issued and outstanding 3,741,965 shares at March 31, 2005 and 4,089,463 shares at March 31, 2006, liquidation preference of $29,561,285 and $33,326,484	25,210,297	28,447,683	(28,447,683)	L	—

COMMITMENTS AND CONTINGENCIES (Note 17)

MINORITY INTERESTS	3,330,677	2,674,731	—		2,674,731

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 20,500,000 shares authorized, issued and outstanding 3,106,666 shares at March 31, 2005 and March 31, 2006, 12,009,741 shares pro forma	31,067	31,067	89,031	H-M	120,098
Additional paid in capital	18,359,017	17,182,405	63,706,718	F,H-N	80,889,123
Accumulated deficiency	(30,320,668)	(43,404,887)	(315,296)	B,G,O	(43,720,183)
Accumulated other comprehensive (loss)/income	(194,573)	166,940	—		166,940

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(12,125,157)	(26,024,475)	63,480,453		37,455,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$42,926,477	$43,644,210	$21,775,850		$65,420,060

Notes: Pro forma Adjustments

A.	Receipt of net proceeds from sale of shares in initial public offering (see Note M below), after payment of issuance costs not already paid as of March 31, 2006 (see Notes F and N below) $27,665,980.
B.	Payment of balance of non-interest bearing shareholder notes payable, including $13,888 of aggregate imputed interest on the original notes, from net offering proceeds ($159,963), adjusted for change in foreign exchange rate at payment date ($1,038).
C.	Payment of interest bearing shareholder notes payable, from net offering proceeds ($307,937).
D.	Payment of dividends accrued through December 1, 2003 on preferred membership units in predecessor company, from net offering proceeds ($204,952).
E.	Payment of accrued interest from net offering proceeds ($91,222).
F.	Recognition of registration costs accrued as of March 31, 2006, including $1,319,574 already paid at March 31, 2006 ($2,823,594) and payment of unpaid portion from net proceeds ($1,504,020).
G.	Conversion into interest expense of deferred financing costs incurred in connection with the raise of the $6.0 million of 6% convertible notes referred to in Note H below ($297,446).
H.	Conversion of $6.0 million (40%) of the $15 million principal amount of 6% convertible subordinated notes outstanding into shares of common stock (857,143 shares).
I.	Conversion of all €1,374,750 ($1,660,148) principal amount of 5% euro denominated convertible subordinated notes into shares of common stock (263,362 shares).
J.	Accrual of additional preferred stock dividends from April 1, 2006 through April 9, 2006 ($48,238).
K.	Issuance of shares of common stock in payment of all of the dividends accrued on preferred stock through April 9, 2006 (193,107 shares equal to $1,389,776, net of the amount included in Note D).
L.	Conversion of all Series A convertible preferred stock into 535,715 shares of common stock, conversion of all Series B convertible preferred stock into 200,000 shares of common stock and conversion of all Series C convertible preferred stock into 3,353,748 shares of common stock (4,089,463 shares) and the payment of $16.00 to cash out fractional shares.
M.	Issuance of 3,500,000 shares of common stock in the initial public offering at $9.00 per share.
N.	Payment of unpaid registration costs at March 31, 2006 ($2,330,000), including underwriters’ discount ($2,205,000), balance of underwriters’ $125,000 nonaccountable expense reimbursement ($75,000) and other issuance costs ($50,000).
O.	Repayment of borrowings under February 2006 credit facility ($2.0 million).
See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

				Pro Forma		Year
				Adjustments	See	Ended
	Years Ended March 31,			March 31,	Notes	March 31,
	2004	2005	2006	2006 (Note 1D)	Below	2006
				(Unaudited)		(Unaudited)

Sales, net	$4,826,919	$12,617,863	$21,149,635	$—		$21,149,635
Cost of sales	3,285,467	8,744,859	13,655,772	—		13,655,772

Gross profit	1,541,452	3,873,004	7,493,863	—		7,493,863

Selling expense	5,397,919	11,568,997	13,047,580	—		13,047,580
General and administrative expense	1,960,374	3,636,626	5,492,925	—		5,492,925
Depreciation and amortization	225,547	323,485	907,409	—		907,409

Operating loss	(6,042,388)	(11,656,104)	(11,954,051)	—		(11,954,051)

Other income	1,584	123,601	4,279	—		4,279
Other expense	(82,437)	(45,346)	(37,099)	—		(37,099)
Foreign exchange gain/(loss)	(84,692)	120,500	(337,990)	(48,272)	A	(386,262)
Interest expense, net	(303,516)	(998,096)	(1,579,283)	427,583	B,C,D	(1,151,700)
Current credit/(charge) on derivative financial instrument	26,493	(76,825)	15,828			15,828
Income tax benefit	—	—	148,151	—		148,151
Minority interests	35,339	4,721	655,946	—		655,946

Net loss	(6,449,617)	(12,527,549)	(13,084,219)	379,311		(12,704,908)
Preferred stock and preferred membership unit dividends	761,116	1,252,118	1,596,027	(264,947)	E,F	1,331,080

Net loss attributable to common stockholders	$(7,210,733)	$(13,779,667)	$(14,680,246)	$644,258		$(14,035,988)

Net loss attributable to common stockholders per common share
Basic	$(3.22)	$(4.44)	$(4.73)	$0.12		$(1.65)

Diluted	$(3.22)	$(4.44)	$(4.73)	$0.12		$(1.65)

Weighted average shares used in computation
Basic	2,236,739	3,106,666	3,106,666	5,403,612		8,510,278

Diluted	2,236,739	3,106,666	3,106,666	5,403,612		8,510,278

Notes: Pro forma Adjustments

A.	To reverse gain on foreign exchange recorded on euro denominated convertible notes—($48,272).
B.	To reverse interest expense recorded on euro denominated convertible notes—$93,602.
C.	To reverse interest expense recorded on $6,000,000 principal amount of the 6% convertible notes—$270,000.
D.	To reverse amortization of deferred financing costs incurred in connection with raise of $6,000,000 of 6% convertible notes—$63,981.
E.	Adjusted for additional dividend accrual of $48,238 for period April 1, 2006 through April 9, 2006 and conversion to 6,739 shares of common stock at April 9, 2006.
F.	To reverse the accretion of deemed dividends on Series C preferred stock.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

							Accumulated	Total
					Additional		Other	Stockholders’
	Membership Interests		Common Stock		Paid in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficiency	Income/(Loss)	(Deficiency)

BALANCE, MARCH 31, 2003	360,000	$9,922,701			$(14,960)	$(11,343,502)	—	$(1,435,761)

Comprehensive loss
Net loss						(6,449,617)		(6,449,617)
Foreign currency translation adjustment							$(41,946)	(41,946)

Total comprehensive loss								(6,491,563)

Exchange of LLC membership interests for common shares and 1-for-5 stock split	(360,000)	(9,922,701)	1,800,000	$18,000	9,904,701			—
Warrants issued in connection with business acquisition					9,500			9,500
Issuance of common shares in connection with business acquisition			1,306,666	13,067	7,826,933			7,840,000
Estimated fair value ascribed to warrants issued in connection with redeemable preferred stock					253,070			253,070
Increasing rate dividend on Series C preferred stock					1,261,103			1,261,103
Accrued preferred stock and preferred membership unit dividends					(508,046)			(508,046)

BALANCE, MARCH 31, 2004	—	—	3,106,666	31,067	18,732,301	(17,793,119)	(41,946)	928,303

Comprehensive loss
Net loss						(12,527,549)		(12,527,549)
Foreign currency translation adjustment							(152,627)	(152,627)

Total comprehensive loss								(12,680,176)

Warrants issued in connection with senior notes					129,195			129,195
Imputed interest on note payable in connection with acquisition of intangible assets					126,152			126,152
Estimated fair value ascribed to warrants issued in connection with redeemable preferred stock					164,144			164,144
Acquisition of minority interests					(2,065)			(2,065)
Increasing rate dividend on Series C preferred stock					297,264			297,264
Accrued preferred stock dividends					(1,087,974)			(1,087,974)

BALANCE, MARCH 31, 2005	—	—	3,106,666	31,067	18,359,017	(30,320,668)	(194,573)	(12,125,157)

Comprehensive loss
Net loss						(13,084,219)		(13,084,219)
Foreign currency translation adjustment							361,513	361,513

Total comprehensive loss								(12,722,706)

Vesting of stock options as compensation					53,440			53,440
Estimated fair value ascribed to warrants issued in connection with distribution agreement					220,000			220,000
Estimated fair value ascribed to warrants issued in connection with redeemable preferred stock					43,815			43,815
Increasing rate dividend on Series C preferred Stock					38,344			38,344
Accrued preferred stock dividends					(1,532,211)			(1,532,211)

BALANCE, MARCH 31, 2006	—	$—	3,106,666	$31,067	$17,182,405	$(43,404,887)	$166,940	$(26,024,475)

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2004	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,449,617)	$(12,527,549)	$(13,084,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	225,547	323,485	907,409
Minority interest in net loss of consolidated subsidiary	(35,339)	(4,721)	(655,946)
Loss on disposal of fixed assets	138,249	8,316	1,184
Write-off of deferred financing costs	94,098	387,698	470,848
Current (credit)/charge on derivative financial instrument	(26,493)	76,825	(15,828)
Deferred tax benefit	–	–	(148,151)
Effect of changes in foreign currency rate	27,706	118,476	290,435
Changes in operations, assets and liabilities, net of effects of business acquisition in 2004
Increase/(decrease) in accounts receivable	1,574,553	(1,775,404)	(24,046)
Increase in due from related parties - GXB	–	(355,161)	(599,400)
Increase in inventory	(25,871)	(1,569,612)	(1,459,956)
Decrease/(increase) in prepaid expenses and supplies	35,416	51,615	(704,739)
Increase in other assets	(85,678)	(878,568)	(355,744)
(Decrease)/increase in accounts payable, accrued expenses, put warrant payable and derivative instrument	(245,265)	1,572,920	572,970
(Decrease)/increase in due to related parties	(306,859)	1,241,179	536,249
Decrease in brand acquisition payable	(255,879)	–	–

Total adjustments	1,114,185	(802,952)	(1,184,715)

NET CASH USED IN OPERATING ACTIVITIES	(5,335,432)	(13,330,501)	(14,268,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(47,443)	(165,725)	(197,315)
Acquisition of intangible assets	(8,269)	(25,988)	(194,874)
Business acquisitions - net of cash acquired	(6,667,105)	(406,116)	(13,379)

NET CASH USED IN INVESTING ACTIVITIES	(6,722,817)	(597,829)	(405,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(7,634,862)	(6,694,880)	(24,256,571)
Proceeds from notes payable and warrants	5,556,725	16,421,697	33,318,866
Payments of obligations under capital leases	(211,706)	(1,823)	(3,603)
Increase in restricted cash	–	(377,828)	–
Issuance of redeemable convertible preferred stock and warrants	21,500,005	7,500,000	2,900,000
Payments for costs of stock issuances	(3,935,228)	(705,522)	(247,466)
Payment of deferred registration costs	–	–	(1,319,574)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,274,934	16,141,644	10,391,652

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,216,685	2,213,314	(4,282,850)
EFFECTS OF FOREIGN CURRENCY TRANSLATION	8,868	1,643	(1,532)
CASH AND CASH EQUIVALENTS - BEGINNING	235,888	3,461,441	5,676,398

CASH AND CASH EQUIVALENTS - ENDING	$3,461,441	$5,676,398	$1,392,016

SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities
Acquisition of intangible assets	$–	$(8,051,555)	$–
Note payable - intangible assets	$–	$2,500,000	$–
Value ascribed to minority interests	$–	$3,329,333	$–
Value ascribed to deferred tax liability on intangible assets	$–	$2,222,222	$–
Acquisition of property and equipment	$–	$(17,821)	$–
Increase in capital leases payable	$–	$17,821	$–
Reduction in cost of business acquisition	$–	$(120,000)	$–
Surrender of redeemable convertible preferred	$–	$120,000	$–
Senior notes	$–	$(129,194)	$–
Fair value of put warrants issued in connection with senior notes - net	$–	$129,194	$–
Investment in subsidiary	$(9,824,710)	$–	$–
Issuance of common stock in business acquisition	$7,840,000	$–	$–
Debt issued in business acquisition	$1,984,710	$–	$–
Increase in deferred registration costs	$–	$–	$(1,047,477)
Increase in accounts payable, accrued expenses, put warrant payable and derivative instrument	$–	$–	$1,047,477
Increase in intangible assets	$–	$–	$(220,000)
Estimated fair value ascribed to warrants issued in connection with distribution agreement	$–	$–	$220,000

Interest paid	$139,056	$343,236	$1,178,166
Income taxes paid	$–	$–	$–

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Description of Business and Business Combination - Castle Brands Inc. is the successor to Great Spirits Company, LLC, a Delaware limited liability company (“GSC”). GSC was formed in February 1998. In May 2003, Great Spirits (Ireland) Limited, a wholly owned subsidiary of GSC, began operations in Ireland to market GSC’s products internationally. In July 2003, GSRWB, Inc. (renamed Castle Brands Inc.) and its wholly owned subsidiary, Great Spirits Corp. (renamed Castle Brands (USA) Corp.) (“CB-USA”), were formed under the laws of Delaware in contemplation of a pending acquisition. On December 1, 2003, Castle Brands Inc. acquired The Roaring Water Bay Spirits Group Limited and The Roaring Water Bay Spirits Marketing and Sales Company Limited and their related entities (collectively, “Roaring Water Bay”). The acquisition has been accounted for under purchase accounting. Simultaneously, GSC was merged into CB-USA, and Castle Brands Inc. issued stock to GSC’s shareholders in exchange for their shares of GSC. Subsequent to the acquisition, The Roaring Water Bay Spirits Group Limited was renamed Castle Brands Spirits Group Limited (“CB Ireland”) and The Roaring Water Bay Spirits Marketing and Sales Company Limited was renamed Castle Brands Spirits Marketing and Sales Company Limited (“CB-UK”).

In February 2005, Castle Brands Inc. acquired 60% of the shares of Gosling-Castle Partners Inc. (“GCP”), which holds the worldwide distribution rights (excluding Bermuda) to Gosling’s rum and related products.

As used herein, the “Company” refers to Castle Brands Inc. and, where appropriate, it also refers collectively to Castle Brands Inc. and its direct and indirect subsidiaries, including its majority owned GCP subsidiary.

The Company has experienced recurring operating losses and negative cash flows from operations and has a stockholders’ deficiency of $26,024,475 as of March 31, 2006. The Company believes the net proceeds of its sale of 3,500,000 shares of common stock in an initial public offering completed on April 10, 2006 and cash on hand will fund its operations beyond March 31, 2007.

B.	Brands - Vodka — Boru vodka, is an ultra-pure, quadruple distilled and specially filtered premium vodka. Boru is produced in Ireland and has three flavor extensions (citrus, orange and crazzberry).

Rum — Gosling’s rums, a family of premium rums with a 150-year history, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, including the award-winning Gosling’s Black Seal rum; and Sea Wynde, a premium rum developed and introduced by the Company in 2001.

Irish Whiskey — Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years;

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

and the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt, reserve and classic pure grain versions.

Liqueurs/Cordials — Brady’s Irish cream, a premium Irish cream liqueur; Celtic Crossing, a premium Irish liqueur; and, pursuant to an exclusive U.S. marketing arrangement, Pallini Limoncello, Raspicello and Peachcello premium Italian liqueurs.

C.	Principles of Consolidation - The consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and its wholly-owned foreign subsidiaries, CB Ireland and CB-UK, and its majority owned Gosling-Castle Partners, Inc. with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

D.	Pro Forma Consolidated Balance Sheet and Consolidated Statements of Operations (unaudited) - On April 5, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-128676) with respect to the Company’s initial public offering. The initial public offering commenced on April 6, 2006 and terminated after all of the registered securities, except for the securities issuable pursuant to the over-allotment option, had been sold. The underwriters in the offering were Oppenheimer & Co. Inc., ThinkEquity Partners LLC and Ladenburg Thalmann & Co. Inc. On April 10, 2006, 3,500,000 shares of common stock were sold on our behalf at an initial public offering price of $9.00 per share. We registered shares of our common stock in the Offering under the Securities Act of 1933, as amended. Our registered shares are currently being traded on the American Stock Exchange under the ticker symbol ROX. A pro forma consolidated balance sheet as of March 31, 2006 and pro forma consolidated statements of operations for the year ended March 31, 2006 are presented to disclose the impact of certain transactions which occurred upon the consummation of the initial public offering as if these transactions had occurred at the beginning of the respective periods for results of operations and the end of the period for financial positions

The pro forma balance sheet information is adjusted to give effect to the following transactions that occurred at the closing of the initial public offering:

• The conversion of all of the Company’s outstanding Series A convertible preferred stock into 535,715 shares of common stock;

• The conversion of all of the Company’s outstanding Series B convertible preferred stock into 200,000 shares of common stock;

• The conversion of all of the Company’s Series C outstanding convertible preferred stock into 3,353,748 shares of common stock;

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

• Issuance of 193,107 shares of common stock in payment of all of the dividends accrued on preferred stock through April 9, 2006;

• The conversion of all €1,374,750 ($1,660,148) principal amount of the Company’s 5% euro denominated convertible subordinated notes into 263,362 shares of common stock;

• The conversion of $6.0 million of the $15.0 million principal amount of the Company’s 6% convertible notes into 857,143 shares of common stock;

• The recognition of deferred financing costs incurred in connection with the $6.0 million of 6% convertible notes referred to above as interest expense;

• The sale of 3,500,000 shares of common stock in the initial public offering at $9.00 per share;

• The receipt of the estimated net proceeds from such sale, net of estimated underwriting discounts and commissions and other expenses of the initial public offering;

• The repayment of €255,000 ($307,937) of the principal amount of indebtedness owed by us to former shareholders of Roaring Water Bay;

• The payment of the balance of non-interest bearing shareholder notes payable, including $13,888 of aggregate imputed interest on the original notes, from net offering proceeds ($159,963), adjusted for change in foreign exchange rate at payment date ($1,038);

• The repayment of $2,005,000 of borrowings under the February 2006 credit facility (including $5,000 of interest accrued from April 1, 2006 though April 10, 2006);

• The payment of $91,222 of accrued interest; and

• The payment of $204,952 of all accrued dividends on the preferred membership units of the predecessor company, Great Spirits, LLC.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The pro forma information reflects the following adjustments resulting from the transactions referred to above:

• The elimination of interest expense and foreign exchange gain/(loss) relating to the 5% euro denominated convertible notes and 6% convertible notes that converted into common stock upon the closing of the initial public offering;

• The elimination of preferred stock dividends for all of the Company’s preferred stock which converted into common stock upon the closing of the initial public offering.

No adjustment has been made to the pro forma information to recognize deferred financing charges as an expense. There is no pro forma effect on income tax benefit as a result of the above adjustments.

E.	Organization and Operations - The Company is principally engaged in the manufacture, marketing and sale of fine spirit brands of vodka, Irish whiskey, rums and liqueurs (the “products”) in the United States, Canada, Europe, and the Caribbean.

F.	Cash equivalents - The Company considers all highly liquid instruments with a maturity at date of acquisition of three months or less to be a cash equivalent.

G.	Trade accounts receivable - The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of the Company’s customers.

H.	Revenue recognition - Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor or a control state), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

I.	Inventories - Inventories, which comprise distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold.

J.	Equipment - Equipment consists of office equipment, computers and software and furniture and fixtures. When assets are retired or otherwise disposed of, the cost and related depreciation is removed from the accounts, and any resulting gain or loss is recognized in the statement of operations. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

K.	Goodwill and other intangible assets - Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of March 31, 2005 and 2006, goodwill and other indefinite lived intangible assets that arose from acquisitions was $11.6 million and $11.6 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable (see Note 6). The Company performed its annual impairment assessment on long-lived assets, including intangible assets and goodwill, in accordance with the methods prescribed above. The Company concluded that no impairment existed during the years ended March 31, 2005 and 2006.

L.	Deferred registration costs - The costs associated with the Company’s initial public offering were initially recorded as deferred registration costs then charged to additional paid in capital at the close of the offering on April 10, 2006.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

M.	Shipping and handling - The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense. Shipping charges included in selling expense amounted to $234,000, $280,000 and $398,202 for the years ended March 31, 2004, 2005 and 2006, respectively.

N.	Excise taxes and duty - Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse” the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. During the years ended March 31, 2004, 2005, and 2006, the captions for the Company’s revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Year ended March 31,
	2004	2005	2006

Sales, net	$650,629	$1,913,450	$3,776,049
Cost of Sales	$650,629	$1,913,450	$3,776,049

O.	Distributor charges and promotional goods - The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. In addition, for certain of its distributors, the Company has entered into arrangements whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods are charged to cost of sales and dollars off invoice are a reduction to revenue.

P.	Foreign Currency Translation - The functional currency for the Company’s foreign operations is the euro in Ireland and the British pound in the United Kingdom. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

Q.	Fair Value of Financial Instruments - SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to the Company.

R.	Income Taxes - Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

S.	Stock Based Awards - The Company accounts for stock-based compensation for its employees, officers and directors using the intrinsic value method prescribed in Accounting Principles Board, referred to as APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation costs for stock options, if any, are measured as the excess of the Company’s estimated value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. This method, which is permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” has not resulted in employee compensation costs for stock options. The Company accounts for stock-based awards to non-employees using a fair value method in accordance with SFAS No. 123.

Disclosure of pro forma net loss, as if all stock options were accounted for at fair value, is required by SFAS No. 123, under which compensation expense is based upon the fair value of each option at the date of grant using the Black-Scholes or a similar option pricing model. Had compensation expense for employee, officer and director options granted been determined based upon the fair value of the options at the grant date, the results would have been as follows:

	For the years ended March 31,
	2004	2005	2006

Net loss attributable to common stockholders, as reported	$(7,210,733)	$(13,779,667)	$(14,680,246)
Stock-based compensation expense determined under fair value method	—	(370,068)	(354,556)

Pro forma net loss attributable to common stockholders	$(7,210,733)	$(14,149,735)	$(15,034,802)

Loss per share: Basic and diluted - as reported	$(3.22)	$(4.44)	$(4.73)

Basic and diluted - pro forma	$(3.22)	$(4.55)	$(4.84)

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The fair value of the stock options granted is estimated at the grant date using the Black Scholes option pricing model with the following weighted average assumptions for fiscal 2006 grants: expected dividend yield 0.0%; risk free interest rate range of 4.37% to 4.43%; expected volatility of 25%; and expected life of 7.0 years. The weighted average fair value of options granted in fiscal year 2004, 2005 and 2006, was $2.17 and $2.69 and $3.05 respectively.

The Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revision 2004), “Share-Based Payment,” referred to as SFAS 123(R), in December 2004 which is effective as of the beginning of the first interim or annual reporting periods that begin after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values on the grant date. Such cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

T.	Research and Development Costs - The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

U.	Advertising - Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $1,225,056, $4,032,061 and $3,281,348 for the years ended March 31, 2004, 2005 and 2006, respectively.

V.	Impairment of Long-Lived Assets - The Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

W.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, allowance for doubtful accounts, depreciation, amortization and expense accruals.

X.	Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123(R), which revises SFAS No. 123, “Share Based Payment” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS No. 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123(R)

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

are required to be applied as of the beginning of the first annual reporting period of the entity’s first fiscal year that begins after June 15, 2005. As such, the Company will adopt the provisions of SFAS No. 123(R) at the beginning of the first quarter of fiscal 2007. While the Company currently discloses the pro-forma earnings effects of its stock-based awards, it is evaluating the impact the implementation guidance and revisions included in SFAS No. 123(R) will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). Previously, these costs were recognized as current period expenses when they were considered “so abnormal.” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the “so abnormal” criteria. In addition, SFAS No. 151 clarifies that fixed overhead allocations to inventory costs be based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during the year ending March 31, 2007 and earlier application is permitted. The Company believes its current accounting policies closely align to the new rules. Accordingly, the Company does not believe this new standard will have a material impact on its financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” referred to as EITF 03-1. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe that adoption of EITF 03-1 will have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent conversion of debentures and

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 2 -	BASIC AND DILUTED NET LOSS PER COMMON SHARE (CONT’D)

convertible preferred stock outstanding. In computing diluted net loss per share for fiscal 2004, 2005 and 2006, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and convertible debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31,
	2004	2005	2006

Stock options	563,000	745,500	888,500
Stock warrants	207,118	390,493	598,618
Convertible debentures	263,215	888,375	2,245,505
Convertible preferred stock	2,804,465	3,741,965	4,089,463

Total	3,837,798	5,766,333	7,822,086

NOTE 3 - INVENTORIES

	March 31,
	2005	2006

Raw materials	$1,154,942	$1,339,697
Finished goods	4,342,036	5,333,538

Total	$5,496,978	$6,673,235

As of March 31, 2005 and 2006, 100% of the raw materials and 32.3% and 23.5%, respectively, of finished goods were located outside of the United States.

Inventories are stated at the lower of average cost or market. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold.

NOTE 4 - INVESTMENTS AND ACQUISITIONS

Investment in Gosling-Castle Partners Inc.

In February 2005, the Company entered into a stock subscription agreement for 60% of the stock of Gosling Partners Inc., whose name was subsequently changed to Gosling-Castle Partners Inc. (“GCP”). GCP had no operations prior to the Company entering into the stock subscription agreement. The original shareholders of GCP were E. Malcolm Gosling and Gosling’s Limited and after the Company’s purchase of 60% of the ownership interest, the remaining ownership interests were owned 20% by each of E. Malcolm Gosling and

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 4 - INVESTMENTS AND ACQUISITIONS (CONT’D)

Gosling’s Limited. CB-USA had previously entered into an exclusive distribution agreement with Gosling’s Export (Bermuda) Limited (“GXB”) to distribute Gosling’s rum in the United States. Gosling Partners Inc. had originally been formed to acquire, and had acquired prior to the Company’s investment in GCP, the following:

•	global distribution rights (excluding Bermuda) to the Gosling’s portfolio of products;

•	appointment as the exclusive authorized global exporter for the GXB product line;

•	an exclusive license for the use of GXB’s global trademarks for its brand portfolio;

The Company agreed to pay GCP $5,000,000 for its 60% interest: $100,000 in cash and issuance of a promissory note of $4,900,000 to GCP for the balance owed. This promissory note is payable in five installments as follows:

$1,025,000 on April 1, 2005
$1,125,000 on October 1, 2005
$1,000,000 on April 1, 2006
$1,000,000 on October 1, 2006; and
$750,000 on April 1, 2007

Effective with the payment of the second installment on October 1, 2005, this promissory note accrues interest on the unpaid principal amount at the rate of 4% per annum until the note is repaid in full. As of March 31, 2006, $55,000 in interest on this note has been accrued and remains unpaid.

The global distribution agreement commenced on April 1, 2005 and has a 15 year term. It is renewable for additional 15 year terms as long as GCP meets certain case sale targets during the initial term as set forth in the agreement. (See Note 19 — Gosling-Castle Partners Inc. Export Agreement with Gosling’s Export (Bermuda) Limited). The Company ascribed the entire purchase of $5,000,000 to the Gosling global distribution agreement described above. In conjunction with this transaction the Company recorded a deferred tax liability of $2,222,222 to reflect the difference between the adjusted book value and tax basis. This deferred tax liability was recorded as an increase to the value of the distribution agreement and is included in intangible assets.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 5 - EQUIPMENT

Equipment consists of the following:

	March 31,
	2005	2006

Equipment and software	$670,927	$827,628
Furniture and fixtures	27,942	32,478
Leasehold improvements	4,733	4,733

	703,602	864,839
Less: accumulated depreciation	353,463	456,856

	$350,139	$407,983

Depreciation expense for the years ended March 31, 2004, 2005 and 2006 totaled $47,771, $81,724, and $125,014 respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2005 and 2006 were as follows:

Amount

Balance as of March 31, 2004	$11,305,931
Acquisition of minority interests	330,120

Balance as of March 31, 2005	11,636,051
Additional acquisition expenses	13,379

Balance as of March 31, 2006	$11,649,430

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS (CONT’D)

Intangible assets consist of the following:

	March 31,
	2005	2006

Definite life
Brands	$188,449	$194,159
Trademarks	198,984	341,604
Rights	8,816,793	9,036,793
Patents	825,000	825,000
Distribution relationship	416,000	416,000
Supply relationship	732,000	732,000
Other	—	78,260

	11,177,226	11,623,816
Less: accumulated amortization	602,642	1,379,389

Net	10,574,584	10,244,427
Other identifiable intangible assets — indefinite life
Trade names and formulations	3,692,000	3,692,000

	$14,266,584	$13,936,427

Accumulated amortization consists of the following:

	March 31,
	2005	2006

Brands	$87,585	$101,902
Trademarks	110,662	116,071
Rights	122,529	668,150
Patents	73,333	128,333
Distribution relationship	110,933	194,133
Supply relationship	97,600	170,800

Accumulated amortization	$602,642	$1,379,389

Amortization expense for the years ended March 31, 2004, 2005 and 2006 totaled $177,776, $241,761 and $782,395 respectively.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS (CONT’D)

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the years ending
March 31,	Amount

2007	$796,057
2008	795,720
2009	767,986
2010	712,520
2011	712,520

Total	$3,784,803

The Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of long-lived assets. When the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

NOTE 7 - RESTRICTED CASH

In connection with the credit facilities as described in Notes 9 and 10, personal guarantees of the two former managing directors of CB Ireland and CB-UK in the amount of €158,717 were cancelled and replaced with a deposit of cash collateral of €300,000, or $387,494 and $362,293 (as translated at the exchange rate in effect on March 31, 2005 and 2006, respectively).

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 8 - OVERDRAFT ACCOUNTS

CB Ireland and CB-UK maintain overdraft coverages with a financial institution in Ireland of up to €400,000 ($483,000) and £20,000 ($34,800), respectively. Overdraft balances included in notes payable for the periods presented totaled $742,589 and $98,327 at March 31, 2005 and 2006, respectively.

NOTE 9 - NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2005	2006

Notes payable consist of the following:
Revolving credit facilities (A)	$1,813,592	$332,409
Revolving credit facilities (B)	171,149	166,283
Subordinated notes (C)	329,358	307,938
Senior notes (D)	4,561,472	4,594,791
Subordinated convertible notes (E)	5,000,000	15,000,000
Non-interest bearing notes (F)	2,380,487	1,210,162
9% Promissory note (G)	—	2,000,000

	14,256,058	23,611,583
Capital leases	16,000	12,395

Total	$14,272,058	$23,623,978

(A) The Company has arranged revolving credit facilities aggregating approximately €1,412,303 ($1,705,497) with a lender for working capital purposes. These facilities are payable on demand, continue until terminated by either party on not less than three months prior written notice, and call for interest at rates ranging from prime plus 3% to 7.85%. The Company also maintains a €190,000 ($229,444) term note with the same lender. The note carries an interest rate of 5.2%, is payable on demand and subject to annual review and renewal by the lender, and calls for monthly payments of principal and interest of €6,377 through 2007.

(B) The Company has arranged revolving credit facilities aggregating approximately £242,000 ($421,032). The facilities, which are payable on demand and subject to annual review and renewal by the lender, call for interest at rates ranging from prime plus 2% to prime plus 2.25%.

(C) In connection with the Company’s acquisition of CB Ireland, the Company issued to the former minority shareholders of CB Ireland €255,000 ($307,937) of subordinated notes, which mature on July 11, 2007. The notes accrued interest at the rate of 5.7% per annum with the aggregate interest payable being limited to €51,000 ($61,588). All outstanding principal and accrued interest on these notes in the amount of €290,328 ($350,600) were paid in April 2006.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 9 - NOTES PAYABLE AND CAPITAL LEASE (CONT’D)

(D) On June 9, September 28 and October 13, 2004, the Company issued $3,555,000, $1,005,000 and $100,000, respectively, of senior notes collateralized by accounts receivable and inventories of CB-USA. As issued, these senior notes bore an interest rate of 8%, payable semi-annually on November 30th and May 31st, and mature on May 31, 2007. Effective August 15, 2005, the terms of these notes were modified with the consent of the note holders to mature on May 31, 2009 in exchange for an interest rate adjustment to 9%. In addition, each holder of $1,000 of senior notes received warrants to purchase 25 shares of the Company’s common shares. At March 31, 2006, there were 116,500 warrants issued and outstanding in conjunction with issuance of senior notes. These warrants have been valued at $129,195 in the aggregate and have been treated as a discount to the notes payable. Interest expense pertaining to this discount is recognized, and the notes payable accreted, over the adjusted term of the notes with a maturity of May 2009

(E) On March 1, 2005, the Company entered into an agreement to issue up to $10,000,000 of subordinated convertible notes to a single investor. As of March 31, 2005, $5,000,000 of convertible notes were issued. In June 2005, the Company issued the remaining $5,000,000 of convertible notes. The notes, which mature five years from the date of issuance, bear interest at the rate of 6% per annum which is payable quarterly. The Company has the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through March 31, 2006, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note and has the means and intent to continue to do so. The notes may be converted into common stock at $8 per share at any time, and shall be converted at the option of the holder or automatically after the third year from the date of issuance on the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. 40% of the notes converted automatically into common stock upon the completion of our initial public offering on April 10, 2006, at a price of $7.00 per share.

In July 2005, the Company entered into an agreement with an investor to issue $5,000,000 of subordinated convertible notes. The closing was completed in August 2005. The notes, which mature five years from the date of issuance, bear interest at the rate of 6% per annum. The Company has the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through March 31, 2006, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note and has the means and intent to continue to do so. The notes may be converted into common stock at $8 per share at any time, and shall be converted automatically after the third year from the date of issuance on the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. 40% of the notes converted automatically into common stock upon the completion of our initial public offering on April 10, 2006, at a price of $7.00 per share.

In July 2005, the original $10,000,000 of convertible notes were amended to be equivalent in terms to those of the new $5,000,000 investor. The automatic conversion of 40% of the combined $15,000,000 of convertible notes at the $7.00 conversion price upon the closing

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 9 - NOTES PAYABLE AND CAPITAL LEASE (CONT’D)

of the initial public offering resulted in the issuance of 107,143 more shares than would have been issued at the $8.00 conversion price.

(F) On February 14, 2005, the Company, through its interest in GCP, entered into an agreement with Gosling’s Export (Bermuda) Limited (“GXB”) to acquire the global distribution rights (excluding Bermuda) to GXB’s portfolio of products in exchange for $2,500,000 in non-interest bearing notes due in four equal semi-annual installments (See Note 4)

(G) On February 17, 2006, the Company entered into a $5 million credit agreement with an investment trust which is a stockholder and controlled by one of the Company’s directors. On February 17, 2006, the Company borrowed $2.0 million under this credit agreement and issued a promissory note bearing interest at the rate of 9% per annum, payable at maturity. In addition, the Company paid a $100,000 facility fee upon receipt of these funds. The Company repaid all outstanding principal and accrued interest under this note in the amount of $2,026,000 in April 2006.

The Company financed the purchase of certain office equipment totaling $17,821 included in equipment. The leases call for monthly payments of $337 in principal and interest at the rate of 5% per annum, to be paid through July 2009. As of March 31, 2005 and 2006, the Company owed $16,000 and $12,395, respectively, under this lease. Future minimum lease payments equal $13,488 including interest.

Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on March 31, 2006):

For the Years
ending
March 31,

2007	$3,678,547
2008	324,880
2009	3,873
2010	9,616,678
2011	10,000,000

Total	23,623,978
Less current portion	3,678,547

Non current portion	$19,945,431

NOTE 10 - ROARING WATER BAY NOTES PAYABLE

In connection with the Company’s acquisition of Roaring Water Bay in December 2003 (see Note 1.A), €444,389 ($576,372) of subordinated notes were issued by CB Ireland in substitution of subordinated notes of the same amount originally issued on April 1, 2001 by CB Ireland. The original notes had a maturity date of April 1, 2006 and were non-

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 10 - ROARING WATER BAY NOTES PAYABLE (CONT’D)

interest bearing. The replacement notes are non-interest bearing and the terms called for annual principal payments of €177,743, €133,323 and €133,323 on December 1, 2004, 2005 and 2006, respectively. Interest of 6% was imputed on these notes at the date of acquisition of $56,653. The note discount is accreted monthly by a charge to interest expense. For the years ended March 31, 2004, 2005 and 2006, the Company recorded interest expense on these notes of $6,360, $19,311 and $18,681, respectively.

The remaining principal payments due on these notes in the aggregate amount of $161,001 (as translated at the exchange rate in effect on March 31, 2006) was repaid by the Company in April 2006.

In connection with the acquisition of Roaring Water Bay (see Note 1.A) in December 2003, the former principal shareholders received €1,374,750 of convertible subordinated notes in partial consideration for their shares in CB Ireland and CB-UK. These notes were convertible into common shares of the Company at the current conversion price of €5.22, which was subject to adjustment from time to time as set forth in the note agreement. These convertible notes were to mature on December 1, 2006 and had an interest rate of 5% payable quarterly on March 31st, June 30th, September 30th and December 31st. As of March 31, 2005 and 2006, the Company was indebted in the amount of $1,775,627 and $1,660,148, respectively, on the notes (as translated at the exchange rate in effect on March 31, 2005 and 2006). These notes converted into 263,362 shares of common stock upon the closing of the initial public offering and $20,726 of accrued interest was paid in April 2006.

NOTE 11 - COMMON STOCK

On March 31, 2002, Great Spirits LLC, the predecessor company to Castle Brands Inc. had 360,000 membership shares outstanding. On December 1, 2003 the membership shares were exchanged for common shares. The Company retained the current par value of $.01 for all common shares at a ratio of five shares of the Company per membership share. On December 1, 2003, the Company, in connection with the acquisition of Roaring Water Bay (see Note 1.A), issued 1,306,666 shares of common stock in partial payment of the acquisition. At March 31, 2004, 2005 and 2006, the Company had 3,106,666 common shares outstanding.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company had convertible preferred stock outstanding, as follows:

	March 31,
Description	2005	2006

Convertible Preferred Stock, Series A, $1 par value, 550,000 shares authorized, 535,715 shares issued and outstanding; cash dividends at 5%, or accrued dividends at 7% at Company’s option, paid semi-annually; 20% redemption per year commencing with sixth anniversary of issuance, automatic conversion to common stock at conversion price of $7 per share upon initial public offering of $10 million or more	$3,750,005	$3,750,005

Convertible Preferred Stock, Series B, $1 par value, 200,000 shares authorized, issued and outstanding; cash dividends at 5%, or accrued dividends at 7% at Company’s option, paid semi-annually, 20% redemption per year commencing with sixth anniversary of issuance, automatic conversion to common stock at conversion price of $6 per share upon initial public offering of $10 million or more	1,200,000	1,200,000

Convertible Preferred Stock, Series C, $1 par value, 3,353,750 shares authorized, 2,068,750 shares issued and outstanding at March 31, 2004 and 2,976,250 shares issued and outstanding at March 31, 2005 and 3,353,750 issued and outstanding at March 31, 2006; cash dividends at 4%, or accrued dividends at 6% at Company’s option, paid semi-annually; 20% redemption per year commencing with sixth anniversary of issuance, automatic conversion to common stock at conversion price of $8 per share upon initial public offering of $10 million or more	23,930,000	26,830,000

(See Note 15 for consideration given to warrant beneficial conversion features)

Subtotal	28,880,005	31,780,005
Net offering costs and value ascribed to warrants	(3,669,708)	(3,332,322)

Total	$25,210,297	$28,447,683

The following are the Series A, B, and C Preferred Stock transactions of the Company from April 1, 2002 through March 31, 2006:

In February 2003, Great Spirits Company LLC, the predecessor to the Company, exchanged 40,000 membership shares on a five-for-one basis with a shareholder for an equivalent number of shares of Series B Preferred Stock and the elimination of certain shareholder

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONT’D)

preference rights. In December 2003, this issue was exchanged for comparable Castle Brands Inc. Series B Preferred Stock and automatically converted into common shares on a one-for-one-basis upon the closing of the initial public offering in April 2006.

In August 2003, Great Spirits Company LLC completed an offering of 535,715 shares of Series A preferred stock. In December 2003, this issue was exchanged for comparable Castle Brands Inc. Series A preferred stock on a five-for-one basis and automatically converted into common shares on a one-for-one-basis upon the closing of the initial public offering in April 2006.

In December, 2003, Castle Brands Inc. raised $16,525,000 issuing 2,065,625 shares of Series C preferred stock in conjunction with the acquisition of Roaring Water Bay. The Series C preferred stock automatically converted into common shares on a one-for-one-basis upon the closing of the initial public offering in April 2006.

In January 2004, Castle Brands Inc. raised $25,000 and issued 3,125 shares of Series C preferred stock.

In May 2004, the four former shareholders of CB Ireland’s operating subsidiary contributed 15,000 shares of Castle Brands Inc. Series C preferred stock to the company in order to defray the cost of the acquisition of the minority interest pursuant to the terms of a put option contained within its 1999 Business Expansion Scheme.

In November 2004, Castle Brands Inc. raised $5,001,178, less $184,434 in financing charges and issued 625,147 shares of Series C preferred stock.

In December 2004, Castle Brands Inc. raised $888,400, less $86,845 in financing charges and issued 111,050 shares of Series C preferred stock.

In February 2005, Castle Brands Inc. raised $1,000,000, less $20,000 in financing charges and issued 125,000 shares of Series C preferred stock.

In March 2005, Castle Brands Inc. raised $610,422, less $15,958 in financing charges and issued 76,303 shares of Series C preferred stock.

In August 2005, Castle Brands Inc. raised $2,900,000, less $216,022 in financing charges and issued 362,500 shares of Series C preferred stock.

Holders of Series A and Series B preferred stock were entitled to receive semi-annual dividends at an annual rate of 5%, if paid in cash, or 7%, if accrued. The accrual rate automatically took effect if the dividends were not paid within 90 days after the end of the semi-annual dividend date or if the Board of Directors elects to accrue and not pay such dividends. However, in connection with the Series C preferred stock financing, the holders of Series A and Series B preferred shares agreed that no cash dividends would be paid unless cash dividends were paid on all three issues. The holders of Series A and Series B preferred stock had the option, at any time, to convert their preferred shares into common shares at a conversion price of $7 per share and $6 per share, respectively. The Company had the right, commencing December 1, 2008 to redeem the Series A and Series B preferred stock at any time, in whole or in part, at a redemption price of $7.00 for the Series A preferred stock and $6.00 for the Series B preferred stock, as adjusted, plus

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONT’D)

accrued but unpaid dividends. The terms of the Series A preferred stock provided that it would automatically convert into common stock at the then applicable conversion price, in the event of either (a) the vote of the holders of at least two-thirds of the series A and B preferred shares, or (b) the closing of an underwritten public offering with aggregate gross proceeds of at least $10 million. The Series B preferred stock was held by a single investor and possessed similar automatic conversion features. For the years ended March 31, 2005 and 2006, dividends of $204,952 in arrears remained unpaid on the Series A and Series B preferred membership units. For the years ended March 31, 2005 and 2006, dividends of $476,328 and $807,868 in arrears, respectively, remained unpaid on the Series A and Series B preferred stock. The Series A and Series B preferred membership unit dividends in arrears of $204,952 were paid in cash at the time of the closing of the initial public offering of the companies common stock in April 2006.

Commencing December 1, 2005, holders of Series C preferred stock were entitled to receive semi-annual dividends at an annual rate of 4%, if paid in cash, and 6%, if accrued. In addition, the holders of such stock had the option, at any time, to convert their preferred shares into common shares at a conversion price of $8 per share. At March 31, 2006 dividends payable on Series C preferred stock amounted to $533,660. Commencing December 1, 2008, the Company would have had the right to redeem the Series C preferred stock at any time, in whole or in part, at the redemption price of $8 per share, as adjusted, plus accrued but unpaid dividends. The terms Series C preferred stock provided that it automatically converted into common stock at the then applicable conversion price, in the event of either (a) the vote of a majority of the holders of the preferred shares, or (b) the closing of an underwritten public offering with aggregate gross proceeds of at least $10 million.

On each of February 20, 2009, 2010, 2011, 2012 and 2013, the Company would have been obligated to redeem 20% of the outstanding shares of Series A and Series B preferred stock on a pro rata basis according to the number of such shares held by each stockholder and to pay for such stock at the redemption price. The redemption price would have equaled $7 per share plus accrued and unpaid dividends for the Series A preferred stock and $6 per share plus accrued and unpaid dividends for the Series B preferred stock.

On each of December 1, 2009, 2010, 2011, 2012 and 2013, the Company would have been obligated to redeem 20% of the outstanding shares of Series C preferred stock on a pro rata basis according to the number of such shares held by each stockholder and to pay for such stock at the redemption price. The redemption price equaled $8 per share plus accrued and unpaid dividends.

The holders of Series A, Series B and Series C preferred stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted. Each of the holders of the Series A, Series B and Series C preferred stock also had, in addition to other voting rights, the right, each such class voting together as a separate class, to elect one director of the Company.

The Series A, Series B and Series C preferred stock ranked in parity in liquidation, were subordinate to the senior notes, and had a liquidation value equal to the original investment

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONT’D)

plus any unpaid dividends. As of March 31, 2006, the liquidation preference of the Series A, Series B and Series C preferred stock were equal to $4,501,849, $1,460,975 and $27,363,661, respectively.

The Company fair valued the Series C preferred stock to reflect the terms of the agreement which provide that no dividends accrued from date of issuance to December 1, 2005. At March 31, 2004, the fair value ascribed to the Series C preferred stock from the date of issuances was $1,261,103. At March 31, 2005 subsequent rounds were fair valued at $297,263. The Company has accreted the fair value as a deemed dividend in the accompanying financial statements by increasing the carrying value of the Series C preferred stock by a corresponding amount. The Company has recorded $203,187, $726,513 and $667,013 as preferred stock dividends for the years ended March 31, 2004, 2005 and 2006, respectively.

NOTE 13 - FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2005, the Company held outstanding forward exchange positions for the purchase of Euros, expiring through September 2005, in the amount of $1,357,030 with a weighted average conversion rate of €1 = $1.2924 as compared to the spot rate at March 31, 2005 of €1 = $1.2916. At March 31, 2006, the Company held outstanding forward exchange positions for the purchase of Euros, expiring through July 2006, in the amount of $723,700 with a weighted average conversion rate of €1 = $1.2062 as compared to the spot rate at March 31, 2006 of €1 = $1.2076. Gain or loss on foreign transactions, which was de minimus, is included in other income and expense.

NOTE 14 - PROVISION FOR INCOME TAXES

The Company’s income taxes benefit (expense) for the years ended March 31, 2004, 2005 and 2006 consists of federal and state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2006, the Company had federal net operating loss carry forwards of approximately $20,140,000 for U.S. tax purposes, which expire in 2025 and foreign net operating loss carry forwards of approximately $9,180,000 which carry forward without limit of time.

The pre-tax income (loss), on a financial statement basis, from foreign sources totaled ($1,062,885), ($4,026,096) and $(2,255,627) for the years ended March 31, 2004, 2005, and 2006, respectively.

The Company does not have any undistributed earnings from foreign subsidiaries at March 31, 2004, 2005 and 2006.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 14 - PROVISION FOR INCOME TAXES (CONT’D)

The following table reconciles the income tax (benefit) expense and the federal statutory rate of 34%.

	For the years ended March 31,
	2004	2005	2006
	%	%	%

Computed expected tax benefit, at 34%	34.00	34.00	34.00
Increase in valuation allowance	(22.48)	(28.34)	(30.47)
Effect of foreign rate differential	(11.20)	(8.22)	(4.11)
Other	(6.32)	(3.44)	(6.54)
State and local taxes, net of federal benefit	6.00	6.00	6.00

Income tax benefit	—	—	(1.12)

On December 1, 2003, the Company recorded $629,444 as a deferred tax liability as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

In connection with the investment in Gosling Castle Partners, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the years ended March 31, 2004, 2005 and 2006, the Company has recognized $0, $0 and $148,151 of deferred tax benefit.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 14 - PROVISION FOR INCOME TAXES (CONT’D)

	March 31
	2005	2006

Deferred income tax asset Foreign currency transactions	$92,000	$66,000
Amortization of intangibles	114,000	—
Net operating loss carryforwards — U.S.	4,062,000	8,117,000
Net operating loss carryforwards — foreign	730,000	917,000
Other	2,000	—

Total gross assets	5,000,000	9,100,000
Less: Valuation allowance	(5,000,000)	(9,100,000)

Net deferred asset	$—	$—

Deferred income tax liability Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in strategic- venture	(2,222,222)	(2,074,071)

Net deferred income tax liability	$(2,851,666)	$(2,703,515)

The Company has recorded a full valuation allowance against its deferred tax assets as it believes it is more likely that such deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2004, 2005 and 2006 was approximately $1,450,000, $5,000,000 and $9,100,000 respectively. The net change in the total valuation allowance for the years ended March 31, 2004, 2005 and 2006 was $1,450,000, $3,550,000 and $4,100,000, respectively. The Company’s deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

NOTE 15 - STOCK OPTIONS AND WARRANTS

A.
Stock Options - In July 2003, the Company implemented the 2003 Stock Incentive Plan (“the Plan”) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals who contribute to the Company’s success by their ability, ingenuity and industry knowledge, and to enable such individuals to participate in the long-term success and growth of the Company by giving them an equity interest in the Company. There are 2,000,000 common shares reserved and available for distribution under the Plan. In January 2004, the Board of Directors approved the Plan and the grant of 553,000 options to its full-time U.S. and international employees at an exercise price of $6.00 per share. These options vest over a four or five year period and expire ten years after the grant date.

In connection with the Company’s acquisition of CB Ireland and CB-UK, the Company granted to an individual the option to purchase up to 10,000 shares of common stock at an exercise price of $6.00 per share at any time through November 30, 2013.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 15 - STOCK OPTIONS AND WARRANTS (CONT’D)

The Company continues to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the estimated market price as approved by the Board of Directors of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

A summary of the options outstanding under the stock option plan is as follows:

	Year ended March 31,
	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	—	$0.00	563,000	$6.00	745,500	$6.47
Granted	563,000	6.00	279,500	7.26	190,000	8.00
Forfeited	—	—	(97,000)	6.00	(47,000)	6.00

Outstanding at end of period	563,000	6.00	745,500	6.47	888,500	6.82

Options exercisable at period end	—	$0.00	174,533	$6.36	301,767	$6.40

Weighted average fair value of options granted during the period		$2.17		$2.69		$3.05

The following table represents information relating to stock options outstanding at March 31, 2006:

	Options Outstanding		Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price

522,000	$6.00	7.97	241,667	$6.00
366,500	8.00	8.97	60,100	8.00

888,500			301,767

As of March 31, 2006, the total stock options outstanding was 888,500. The weighted average exercise price of these options was $6.82. The weighted average remaining life of these options was 8.51 years. Total stock options exercisable as of March 31, 2006 was 301,767. The weighted average exercise price of these options was $6.40.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 15 - STOCK OPTIONS AND WARRANTS (CONT’D)

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	March 31,
	2004	2005	2006

Risk-free interest rates	4.38%	4.38-4.59%	4.37-4.43%
Expected options life in years	6.42-6.50	6.83-7.00	7.00
Expected stock price volatility	25%	25%	25%
Expected dividend yield	0%	0%	0%

B.	Stock Warrants - The Company has entered into various warrant agreements.

Common Stock Warrant Issued to the Financing Agent

On August 29, 2002, in connection with the revolving credit facility, the Company granted to the lender, Keltic Financial Partners, LP (“Keltic”), a warrant to acquire 20,000 shares of the Company’s common stock at an exercise price of $30. On December 1, 2003, the Company enacted a 5-for-1 split of its common stock. To reflect the effect of this stock split, the warrant was adjusted to grant Keltic the right to acquire 100,000 shares of common stock at an exercise price of $6. The warrant is subject to anti-dilution provisions, upon the occurrence of certain events such as stock splits and stock dividends, vests immediately and is exercisable through September 1, 2014. The Company is not obligated to register the warrant or the underlying shares, except to the extent that, if the Company elected to file a registration statement, Keltic could have the shares underlying its warrant included in that registration statement and the Company would assume all registration costs and other expenses in connection with such registration.

The warrant is exercisable at any time. The holder may convert the warrant, in whole or in part, into the number of shares of common stock determined by multiplying the number of shares under this warrant to be converted by the amount by which (a) the fair market value of one share immediately prior to such exercise exceeds (b) the exercise price in effect immediately prior to such exercise divided by the fair market value of one share in effect immediately prior to such exercise. If the shares are not regularly traded in a public market, the Board of Directors in reasonable good faith judgment shall determine the fair market value as follows: the fair value of the warrant is computed at an amount equal to the Enterprise Value divided by the number of outstanding shares of common stock. If the shares are traded regularly in a public market, the fair market value of a share of common stock shall be the closing sales price of the shares reported for the business day immediately before the holder delivers its conversion notice.

From the date of issuance through September 27, 2005, the warrant contained a put option right that could be exercised by the holder at any time commencing as of September 2006 and ending on the warrant expiration date. Pursuant to that put option right, Keltic had the right to require the Company to purchase the warrant, in whole or in part, for an amount equal to the number of shares as to which Keltic was exercising the put option multiplied

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 15 - STOCK OPTIONS AND WARRANTS (CONT’D)

by the amount by which (a) the fair market value of one share exceeded (b) the exercise price in effect immediately prior to such exercise of the put option right. The Company would then be obligated to pay the put amount in immediately available funds on the date set; provided however, that if the put amount was greater than $300,000, the Company would pay at least $300,000 on such date and have the option to pay the remainder of the put amount in four equal installments due at the end of each fiscal quarter thereafter, bearing interest at the greater of (a) the prime rate as published by The Wall Street Journal, or in the event that The Wall Street Journal was not available, such rate published in another publication as determined by the holder plus two hundred fifty (250) basis points per annum, or (b) seven percent (7%) per annum, or (c) LIBOR plus five hundred (500) basis points per annum.

The $282,295 fair value assigned to the warrant was recorded as a financing cost reduction in the value assigned to the loan’s credit facility (debt discount amount). Such amount was recognized over the three-year life of the credit facility as additional interest expense. The Company has recorded interest expense for the years ended March 31, 2004 and 2005 of $94,098, and $133,307, respectively. The credit facility was closed in June 2004 and the unaccreted balance recognized as additional interest expense at that time.

The Company accounted for the warrant and the put option rights as a compound financial instrument in the consolidated financial statements at fair value following the guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument are recognized in earnings for each reporting period. At March 31, 2004 and 2005, the Company recorded the fair value of the warrant as a liability included in the balance sheet caption accrued expenses, put warrants payable and derivative instrument of $246,320 and $323,146, respectively. For the years ended March 31, 2004, March 31, 2005 and March 31, 2006, the Company recorded a charge (credit) for the change in the value of the compound financial instrument of $(26,493), $76,825 and $(15,828), respectively. The Company recorded a (credit) of $(18,752) as of September 30, 2005 to reflect the change in fair value of the compound instrument as a result of the amendment discussed below.

On September 27, 2005, the warrant was amended to eliminate the cash put feature and replace it with certain penalties (up to $200,000) if the shares underlying the warrant have not been registered by June 1, 2007 and June 1, 2008. The Company agreed that if on either June 1, 2007 or June 1, 2008 (a) there are shares of common stock received or issuable upon the exercise of the warrant that have not been registered, and (b) it has not filed a registration statement with respect to which Keltic had the opportunity to register the unregistered shares, the Company would pay Keltic $100,000 within ten (10) days of such dates.

The Company accounted for the warrant and the registration rights penalty as a derivative following the guidance of EITF 00-19. The Company has concluded that the amendment to the warrant agreement obligating the Company to issue registered shares by the stated dates is dependent both on the Commission’s acceptance of the Company’s registration and on the underwriters’ ability to successfully market the shares. Pursuant to paragraph 14 of

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 15 - STOCK OPTIONS AND WARRANTS (CONT’D)

EITF 00-19, these factors are beyond the control of the Company and, for this reason, the Company has accounted for the instrument as if it would be required to be net-cash settled.

The Company applied EITF 05-04, View A, concluding that the registration rights are inseparable from the underlying warrant and should be accounted for together as a unit (the delivery of unregistered shares, plus the cash penalty, in exchange for the exercise price) and recorded as a liability at fair value at each reporting date with changes in fair value reported in earnings.

The Company has reflected the fair value of the combined instrument at March 31, 2006 included in the balance sheet caption accrued expenses, put warrants payable and derivative instrument of approximately $307,000.

Common Stock Warrants Issued to Placement Agents

In connection with the issuance of the Series C preferred stock, the Company granted to the placement agent warrants to acquire approximately 192,118 shares of the Company’s common stock with an exercise price of $8.00. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, vest immediately and expire at various dates from December 2008 through August 2010. The Company is not obligated to register the warrants or the underlying shares, except to the extent that if the Company elects to file a registration statement, the holders can request to have the underlying shares registered. The Company will assume all registration costs and other expenses in connection with such registration.

The proceeds upon issuance of the Series C preferred stock based upon relative fair values were allocated as follows:

Value allocated to preferred stock	$26,368,971
Value allocated to warrants	461,029

Gross proceeds of preferred stock	$26,830,000

The beneficial conversion feature allocated to the warrants was calculated using the Black-Scholes method as the difference between the beneficial conversion price and the fair value of the Company’s common stock, multiplied by the number of shares into which the Series C preferred stock was convertible, in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-27. The beneficial conversion feature allocated to the warrants was recorded immediately as a deemed dividend and reflected in the net loss attributable to common stockholders and an increase in additional paid-in-capital.

The warrants have conversion rights and can be converted at any time. The holder may convert in whole or in part, into a number of common shares equal to the number of shares under this warrant to be converted, multiplied by the amount by which (a) the fair market value of one share exceeds (b) the exercise price in effect immediately prior to such exercise of the conversion price divided by the fair market value of one share in effect immediately prior to such exercise of the conversion price. If the shares are not regularly traded in a public market, the Board of Directors in reasonable good faith judgment shall determine

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 15 - STOCK OPTIONS AND WARRANTS (CONT’D)

the fair market value as follows: the fair value of the warrant is computed at an amount equal to the Enterprise Value divided by the number of outstanding shares of common stock. If the shares are traded regularly in a public market, the fair market value of a share of common stock shall be the closing sales price of the shares reported for the business day immediately before the holder delivers its conversion notice.

Common Stock Warrants Issued to Senior Note Holders

In connection with the issuance of the senior notes in June, September and October 2004, the Company entered into a warrant agreement to grant the right to purchase 116,500 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at fair value and accounted for as a discount of the face value of the senior notes and a credit to additional paid-in capital of $129,195. This discount will be recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For the years ended March 31, 2005 and 2006, the Company recorded $30,668 and $28,081 of senior note accretion as additional interest expense.

Common Stock Warrants Issued to Financial Advisor

In July 2005, the Company granted to a financial advisor warrants to purchase up to 100,000 shares of common stock at $8.00 per share. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon the completion of the initial public offering in April 2006. The Company fair valued the warrant at approximately $284,000 and will record a charge upon vesting.

Common Stock Warrants Issued in Gosling’s Acquisition

In connection with the acquisition of the Company’s interest in GCP it agreed to issue warrants to purchase 90,000 shares of common stock at $8.00 per share to three members of the Gosling family and an employee. The Company recorded warrants at fair value as an increase to the purchase price.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 15 - STOCK OPTIONS AND WARRANTS (CONT’D)

The following is a summary of the company’s outstanding warrants:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant

Warrants outstanding, April 1, 2003	–	–
Granted	207,118	$7.03
Exercised	–	–
Forfeited	–	–

Warrants outstanding, March 31, 2004	207,118	7.03
Granted	183,375	8.00
Exercised	–	–
Forfeited	–	–

Warrants outstanding and exercisable, March 31, 2005	390,493	7.49
Granted	208,125	8.00
Exercised	–	–
Forfeited	–	–

Warrants outstanding and exercisable, March 31, 2006	598,618	$7.67

NOTE 16 - RELATED PARTY TRANSACTIONS

A.	The Company is operating under an agreement with MHW, Ltd. (“MHW”) whereby MHW acts as the Company’s agent in the distribution of its products across the United States. MHW’s president also serves as a director of the Company and has a de minimus indirect ownership interest in the Company. In addition, MHW has a 10% ownership interest in the Celtic Crossing brand, one of the Company’s products, in the United States and its territories, Canada, Mexico, and the Caribbean.

Pursuant to the MHW distribution agreement, MHW receives sales orders from the Company’s domestic wholesalers at prices agreed upon with the Company. MHW simultaneously purchases Company inventory necessary to fill those orders and ships that inventory to the various wholesalers. MHW then invoices, collects, and deposits remittances from those wholesalers into an MHW bank account designated for the Company. The funds are remitted to the Company on a bi-weekly basis. Although MHW is responsible for the billing

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 16 - RELATED PARTY TRANSACTIONS (CONT’D)

function, the collected funds are the property of the Company and MHW is not liable to the Company for any unpaid balances due from wholesalers.

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the years ended March 31, 2004, 2005 and 2006, aggregate charges recorded for all services provided were approximately $84,450, $121,393, and $227,303, respectively, which have been included in general and administrative expenses on the accompanying consolidated statements of operations.

B.	The Company had transactions with Knappogue Corp., a shareholder in the Company. Knappogue Corp. is controlled by the Company’s CEO and his family. The transactions primarily involved rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes including Company meetings and to entertain customers. For the years ended March 31, 2004, 2005 and 2006, fees incurred by the Company to Knappogue Corp. amounted to $33,000, $18,620 and $15,018 respectively. These charges have been included in selling expense in the accompanying consolidated statements of operations.

C.	In April 2004, the Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provides for a monthly retainer to BPW, Ltd. of $3,500, a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company’s management. This contract is cancelable by either party, at their convenience, upon 30 days written notice. For the years ended March 31, 2005 and 2006, BPW, Ltd. was paid $41,802 and $63,364, respectively, under this contract. These charges have been included in general and administrative expense on the accompanying consolidated statements of operations.

D.	For the years ended March 31, 2004, 2005 and 2006, the Company purchased goods from Tanis Investments Limited (“Tanis”) and Carbery Milk Products Limited (“Carbery”), both shareholders in the Company, of approximately $595,250, $2,501,600, and $2,738,678 , respectively. The Company had assumed the underlying supplier agreements with Tanis and Carbery from CB-Ireland. As of March 31, 2005 and 2006, the Company was indebted to these two stockholders in the amount of approximately $369,000 and $367,678 respectively, which is included in due to stockholders and affiliates on the accompanying consolidated balance sheet.

E.	For the years ended March 31, 2004, 2005 and 2006, the Company made royalty payments of approximately $25,000, $37,500 and $36,228, respectively, for use of a patent, to an entity that is owned by two stockholders in the Company. These charges have been included in other expense on the accompanying consolidated statements of operations. The royalty

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 16 - RELATED PARTY TRANSACTIONS (CONT’D)

agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($108,684) for the duration of the licensing period, which expires on December 1, 2008.

F.	In February and August 2005, the Company executed agreements with the two Co-Managing Directors of CB Ireland whereby, effective March 11, 2005 and December 1, 2005, respectively, each individual resigned his position in CB Ireland in exchange for a consultancy agreement consisting of fifteen monthly payments totaling €196,875, plus Value Added Tax (“VAT”). The balance due, net of payments made, was $233,772 and $256,925 at March 31, 2005 and 2006, respectively. In addition, under the terms of these agreements, the stock options of these individuals were deemed to have accrued two years’ vesting at the end of the consultancy period, the exercise period for their stock options was extended to December 1, 2008, and the Company agreed to pay off the outstanding balance of their 5% Convertible Subordinated Notes, each dated December 1, 2003, and each in the amount of €465,550 and their Subordinated Note, each dated December 1, 2003, and each in the amount of €133,323 at the earlier of one month following the completion of the Company’s initial public offering or in four quarterly installments beginning January 1, 2006. The Company paid off the outstanding balance on each of these notes in the amount of $159,961 on April 19, 2006. The Company also reimbursed these individuals the legal fees incurred in connection with their consultancy agreements in the amounts of €8,000 and €5,000, respectively, plus VAT. For the year ended March 31, 2005 and 2006, the Company made payments of $20,000 and $261,567, respectively pursuant to these agreements. These charges have been included in general and administrative expense on the accompanying consolidated statements of operations. In September 2005, the Company consented to the sale of the 5% Convertible Notes held by the two Co-Managing Directors of CB Ireland and shares of common stock held by one of the Co-Managing Directors to third parties.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2014, subject to automatic five year extensions thereafter. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current year and contracts to purchase that amount. For the calendar year ended December 31, 2006, the Company has contracted to purchase approximately €654,746 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (“Gaelic”), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

C.	In August 2004, Castle Brands entered into an agency agreement with I.L.A.R. S.p.A., the producer of Pallini Limoncello and its flavor extensions, to be the sole and exclusive importer of Pallini Limoncello and its flavor extensions throughout the United States and its territories and possessions. This agreement is subject to automatic renewal for as much

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONT’D)

as five years per renewal period upon Castle Brands achievement of contractual case sale targets. The agreement expires on December 31, 2009.

Under this agreement, Castle Brands is permitted to import Pallini Limoncello and its flavor extensions at a set price, updated annually, and is obligated to set aside a portion of the gross margin toward a marketing fund for Pallini. The agreement also encompasses the hiring of a Pallini Brand Manager at Castle Brands with Pallini reimbursing the costs of this position up to a stipulated annual amount. These reimbursements are included in the accompanying consolidated financial statements as a reduction in selling expense and an increase in due from affiliates.

D.	In September 2004, CB-USA entered into an exclusive distribution agreement with Gosling’s Export (Bermuda) Limited (“GXB”) to be the sole and exclusive importer of Gosling’s rum brands within the United States. Under this agreement, CB-USA will receive a net sales commission on each case sold. In February 2005, GXB sold its interest in the distribution agreement to Gosling-Castle Partners Inc. (See Note 19).

CB-USA will receive a stipulated commission per case, subject to adjustment, provided certain case sales are achieved, for all sales in calendar years under the distribution agreement. The sales commission is net of agreed reimbursements, including taxes and payment to the marketing affiliate, GCP. This distribution agreement is for fifteen years, subject to extension. These reimbursements are included in the accompanying consolidated financial statements as a reduction in selling expense and an increase in due from affiliates.

E.	In June 2004, the Company executed subleases for office space in Dublin, Ireland and midtown Manhattan. The Dublin office lease commenced on June 1, 2004 and extends through February 28, 2009. Rent is payable quarterly in advance. The New York City lease commenced on August 15, 2004 and extends through March 30, 2008. The Houston, Texas lease commenced on February 24, 2000 and extends through March 31, 2007. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments are as follows:

For the years ending
March 31,	Amount

2007	$302,634
2008	302,634
2009	143,021
2010	5,581

Total	$753,870

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $70,000, $290,000 and $368,065 for the years ended March 31, 2004, 2005 and 2006, respectively, and is included in general and administrative expense on the accompanying consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONT’D)

F.	Pursuant to the distribution agreement signed in March 1998 between the Company and Gaelic, which was amended and restated in April 2001, the Company, which currently owns 60% of the Celtic Crossing brand in the United States, has the option to purchase 70% of the brand outside the United States from Gaelic at a specified price adjusted by interim, annual changes in the Irish Consumer Price Index.

In the event of the sale of the brand rights by either the Company or Gaelic, the non-selling party shall have the right of first refusal to purchase the interest at the same price as the proposed sale and the right to sell alongside the other party.

Pursuant to the agreement, the Company is required to pay royalties to Gaelic for each case purchased, such royalties are included within cost of sales in the accompanying consolidated statements of operations.

G.	Pursuant to a composite inter-company guarantee in the amount of €860,000 ($1,038,536) completed in February 2005 between the Company, Castle Brands Spirits Company Limited and Castle Brands Spirits (GB) Limited, the Company has guaranteed the loans from Ulster Bank to the Company’s European subsidiaries.

H.	The Company is subject to strict federal and state government regulations associated with the marketing, import, warehouse, transport, and distributions of spirits.

NOTE 18 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of March 31, 2005 and 2006, the Company exceeded the insured limit by approximately $3,500,000 and $1,300,000, respectively. Management believes the Company is not exposed to any significant credit risk because the institutions are international money center banking institutions with strong financial positions.

NOTE 19 - GOSLING-CASTLE PARTNERS INC. EXPORT AGREEMENT WITH GOSLING’S EXPORT
                    (BERMUDA) LIMITED

In February 2005, Gosling-Castle Partners Inc. secured the GXB global distribution rights under an Export Agreement (“the Agreement”) with GXB. This agreement calls for GCP to pay $2,500,000 to GXB for the assignment of its global distribution rights in four equal installments at April 1, 2005, October 1, 2005, April 1, 2006 and October 1, 2006. The discounted amount of the note at March 31, 2006 is $126,152. For the years ended March 31, 2005 and 2006, the Company recognized interest expense of $6,640 and $79,675, respectively, on this note.

In addition, under the terms of the Export Agreement, GXB has agreed to sell all brands in its portfolio to GCP at its manufacturer’s cost plus a specified producer’s profit. For the years of the agreement, the producer’s profit is a stipulated amount per case, adjusted for certain documented cost increases.

The Export Agreement gives GCP the right of first refusal to purchase, in the event GXB decides to sell any or all of its trademarks or other intellectual property, at the same price being offered by a bona fide third party offer or. In the event GCP waives its right of first

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

refusal, the Company has an identical right of first refusal. Furthermore, in the event GXB should decide to sell any or all of its portfolio of products either directly or indirectly through the sale of stock of GXB or its parent company to a third party, the agreement contains a formula for GCP to share in the proceeds of the sale of the brand with such share in the sale proceeds up to a stipulated percentage depending upon the number of nine liter equivalent cases of product sold by GCP in the twelve months preceding the sale.

The Export Agreement commenced on April 1, 2005 and has a 15 year term. It is renewable for additional 15 year terms as long as GCP meets certain case sale targets as set forth in the Agreement.

NOTE 20 - GEOGRAPHIC INFORMATION

We operate in one business — premium branded spirits. Our product categories are vodka, rum, liqueurs/cordials, and whiskey. We report our operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in foreign countries. The following table sets forth the percentage of consolidated revenue from continuing operations and consolidated assets from foreign countries.

	For the years ended March 31,
	2004		2005		2006

Consolidated Revenue:
International	$1,995,000	41.3%	$5,891,000	46.7%	$7,879,070	37.3%
United States	2,831,919	58.7%	6,726,863	53.3%	13,270,565	62.7%

Total Consolidated Revenue	$4,826,919	100%	$12,617,863	100%	$21,149,635	100%

Consolidated Depreciation and Amortization
International	$44,959	19.93%	$90,326	27.9%	$74,874	8.3%
United States	180,588	80.1%	233,159	72.1%	832,535	91.7%

Total Consolidated Depreciation and Amortization	$225,547	100%	$323,485	100%	$907,409	100%

Income Tax Benefit
United States	—	0%	—	0%	$148,151	100%

Vodka	$2,781,934	57.6%	$6,984,010	55.4%	$7,787,351	36.8%
Rum	191,271	4.0%	827,504	6.6%	6,039,498	28.6%
Liqueurs/Cordials	1,001,348	20.7%	2,063,630	16.4%	4,301,351	20.3%
Whiskey	852,366	17.7%	2,742,719	21.6%	3,021,435	14.3%

Total Consolidated Revenue	$4,826,919	100%	$12,617,863	100.0%	$21,149,635	100.0%

Consolidated Assets:
International			$4,823,000	11.2%	$4,488,329	10.3%
United States			38,103,477	88.8%	39,155,881	89.7%

Total Consolidated Assets			$42,926,477	100.0%	$43,644,210	100.0%

NOTE 21 - SUBSEQUENT EVENTS

On April 5, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-128676) with respect to the Company’s initial public offering. The

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

NOTE 21 - SUBSEQUENT EVENTS (CONT’D)

initial public offering commenced on April 6, 2006 and terminated after all of the registered securities, except for the securities issuable pursuant to the over-allotment option, had been sold. The underwriters in the offering were Oppenheimer & Co. Inc., ThinkEquity Partners LLC and Ladenburg Thalmann & Co. Inc. On April 10, 2006, 3,500,000 shares of common stock were sold on our behalf at an initial public offering price of $9.00 per share. We registered shares of our common stock in the Offering under the Securities Act of 1933, as amended. Our registered shares are currently being traded on the American Stock Exchange under the ticker symbol ROX.

Net proceeds to the company after payment of issuance costs not already paid as of March 31, 2006 were $27,665,980, determined as follows:

Aggregate offering proceeds to the Company	$31,500,000
Underwriting discounts and commissions	2,205,000
Other fees and expenses	2,948,594

Total expenses	5,153,594
Unadjusted net proceeds to the company	26,346,406
Amounts paid as of March 31, 2006	1,319,574

Net proceeds to company	$27,665,980

In addition, certain transactions occurred at the time of the initial public offering and were settled from the net proceeds of such offering:

•	193,107 shares of common stock were issued in payment of all of the dividends accrued on preferred stock through April 9, 2006;

•	All of the €1,374,750 ($1,660,148) principal amount of the Company’s 5% euro denominated convertible subordinated notes was converted into 263,362 shares of common stock;

•	$6.0 million of the $15.0 million principal amount of the Company’s 6% convertible notes was converted into 857,143 shares of common stock;

•	Deferred financing costs incurred in connection with the $6.0 million of 6% convertible notes referred to above were recognized as interest expense;

•	€255,000 ($307,937) of subordinated notes were repaid;

•	The balance of non-interest bearing shareholder notes payable, including $13,888 of aggregate imputed interest on the original notes, from net offering proceeds ($159,963), adjusted for change in foreign exchange rate at payment date ($1,038) was repaid;

•	$2,005,000 of borrowings under the February 2006 credit facility (including $5,000 of interest accrued from April 1, 2006 through April 10, 2006) was repaid;

•	$91,222 of accrued interest was paid; and

•	$204,952 of all accrued dividends on the preferred membership units of the predecessor company, Great Spirits, LLC was paid.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Financial Statements

Fiscal Years Ended March 31, 2004, 2005 and 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Section 404 compliance project.

Beginning with our fiscal year ending March 31, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management will engage outside consultants and adopt a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the fourth quarter of fiscal year ended March 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitations of the effectiveness of internal control.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B. Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2006.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)     The following documents are filed as part of this Report:

1.  Financial Statements — See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 62 of this Annual Report on Form 10-K.

2.  Financial Statement Schedules — See Financial Statement Schedule at Item 15(c) on page 110 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

3.  Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

(b)

Exhibit Number	Exhibit

2.1	Agreement of Merger and Acquisitions, dated as of July 31, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)

2.2	Amendment to Agreement of Merger and Acquisitions, dated as of October 1, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)

3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Form of Amended and Restated Bylaws of the Company(1)

4.1	Form of Common Stock Certificate(1)

4.2	Shareholders Agreement, dated as of December 1, 2003, by and among GSRWB, Inc. and the holders of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and the Common Stockholders(1)

10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)

10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)

10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(1)(2)

10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(1)

10.5	Stockholders Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto.(1)

10.6	Promissory Note, dated February 18, 2005, issued by Castle Brands Inc. in favor of Gosling-Castle Partners Inc.(1)

10.7	Agreement, dated as of August 27, 2004, between I.L.A.R. S.p.A. and Castle Brands (USA) Corp.(1)(2)

10.8	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)(2)

Exhibit Number		Exhibit

10.9		Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)

10.10		Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(1)

10.11		Bottling and Services Agreement, dated as of September 1, 2002, by and between Terra Limited and The Roaring Water Bay Spirits Company Limited(1)(2)

10.12		Amendment to Bottling and Services Agreement, dated as of March 1, 2005, by and between Terra Limited and Castle Brands Spirit Company Limited(1)

10.13		Amended and Restated Convertible Note Purchase Agreement, dated as of August 16, 2005, by and between Castle Brands Inc., Mellon HBV SPV LLC and Black River Global Credit Fund Ltd.(1)

10.14		Amended and Restated Convertible Promissory Note, dated March 1, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)

10.15		Amended and Restated Convertible Promissory Note, dated June 27, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)

10.16		Convertible Promissory Note, dated August 16, 2005, issued by Castle Brands Inc. in favor of Black River Global Credit Fund Ltd.(1)

10.17		License Agreement, dated December 1, 2003, between The Roaring Water Bay (Research and Development) Company Limited and GSRWB, Inc.(1)

10.18		Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and Mark Andrews(1)

10.19		Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)

10.20		Employment Agreement, dated as of May 2, 2005 by and between Castle Brands Inc. and Keith A. Bellinger (1)

10.21		Summary of employment agreement with Matthew F. MacFarlane(1)

10.22		Non-Competition Deed, dated December 1, 2003, between GSRWB, Inc. and David Phelan(1)

10.23		Letter Agreement, dated August 4, 2005, between Castle Brands Inc. and David Phelan(1)

10	.23.1	Amendment, dated October 17, 2005, to the Letter Agreement, dated August 4, 2005, between Castle Brands Inc. and David Phelan.(1)

10.24		Letter Agreement, dated February 15, 2005, between Castle Brands Inc. and Patrick Rigney(1)

10.25		Letter Consulting Agreement, dated August 4, 2005, between Castle Brands Inc. and David Phelan(1)

10.26		Letter Consulting Agreement, dated August 2, 2005, between Castle Brands Inc. and Patrick Rigney(1)

10.27		Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and The Roaring Water Bay Spirits Company Limited(1)(2)

10.28		Amendment and Consent, dated March 1, 2003, to Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and Castle Brands Inc.(1)(2)

Exhibit Number	Exhibit

10.29	Castle Brands Inc. 2003 Stock Incentive Plan, as amended(1)

10.30	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan(1)

10.31	Letter Agreement, dated as of December 1, 2004, between MHW, Ltd. and Castle Brands (USA) Corp.(1)

10.32	Sublease, dated as of June 24, 2004, by and between Silvercrest Asset Management Group, LLC, as successor in interest to James C. Edwards & Co., Inc. and Castle Brands (USA) Corp.(1)

10.33	Indenture of Sublease, dated June 2004, by and between Jennifer Dunne and Castle Brand Spirits Company Limited(1)

10.34	Office Lease, dated as of February 24, 2000, by and between Great Spirits Company LLC and Crescent HC Investors L.P.(1)

10.35	First Amendment to Office Lease, dated March 14, 2001 (1)

10.36	Second Amendment to Office Lease, dated January 30, 2002 (1)

10.37	Third Amendment to Office Lease, dated March 28, 2003 (1)

10.38	Fourth Amendment to Office Lease, dated March 23, 2004 (1)

10.39	Fifth Amendment to Office Lease, dated June 21, 2005 (1)

10.40	First Supplemental Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)

10.41	First Amended and Restated Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA) Corp., JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)

10.42	9% Secured Note dated August 15, 2005 issued by Castle Brand (USA) Corp. in favor of JPMorgan Chase Bank, as trustee(1)

10.43	General Security Agreement, dated as of June 1, 2004, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)

10.44	First Amendment to General Security Agreement, dated as of August 15, 2005, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)

10.45	Guaranty of Payment and Performance, dated June 1, 2004, from Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)

10.46	First Amendment to Guarantee of Payment and Performance, dated as of August 15, 2005, by and between Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)

10.47	Collateral Agreement, dated as of June 1, 2004, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)

10.48	First Amendment to Collateral Agreement, dated as of August 15, 2005, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)

10.49	Credit Facility Agreement, dated as of December 16, 2004, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)

10.50	Accounts Receivable Credit Facility Agreement, dated as of April 4, 2005, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)

Exhibit Number	Exhibit

10.51	Contract, dated as of April 1, 2005, by and between Castle Brands Inc. and BPW LLC(1)

10.52	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP(1)

10.53	Distribution Agreement by and between The Roaring Water Bay Spirits Company Limited and Comans Wholesale Limited dated as of September 15, 2000(1)

10.54	Form of Indemnification Agreement to be entered into with directors(1)

10.55	Agreement, dated October 26, 2000, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company Limited(1)

10.56	Agreement, dated May 2, 2003, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company (GB) Limited(1)

10.57	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and Seth B. Weinberg(1)

10.58	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and John Soden(1)

10.59	Credit Agreement, dated February 17, 2006, by and between Castle Brands Inc. and Frost Nevada Investments Trust(1)

10.60	9% Promissory Note, dated February 17, 2006, issued by Castle Brands Inc. in favor of Frost Nevada Investments Trust(1)

10.61	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849), filed with the Securities and Exchange Commission on June 16, 2006)

21.1	List of Subsidiaries of the Registrant (1)

23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the Signature Page of the Registration Statement)

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Castle Brands Inc. Code of Business Conduct(1)

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

(c)

Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	Charged to
	beginning of	cost and		Balance at
Description	period	expenses	Deductions	end of period

Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2006 Allowance for doubtful accounts	$81	314	—	$395
2005 Allowance for doubtful accounts	58	64	41	81
2004 Allowance for doubtful accounts	50	17	9	58
Inventory:
2006 Allowance for excess and obsolescence	$164	97	—	$261
2005 Allowance for excess and obsolescence	90	74	—	164
2004 Allowance for excess and obsolescence	30	60	—	90
Deferred Taxes:
2006 Valuation reserve	$5,000	4,100	—	$9,100
2005 Valuation reserve	1,450	3,550	—	5,000
2004 Valuation reserve	—	1,450	—	1,450

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2006.

CASTLE BRANDS INC.

By:	/s/ Mark Andrews
Mark Andrews
Chairman of the Board and
Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints each of Mark Andrews, Keith Bellinger, Seth Weinberg and Amelia Gary, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Andrews Mark Andrews	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 29, 2006

/s/ Keith A. Bellinger Keith A. Bellinger	President and Chief Operating Officer (Principal Financial Officer)	June 29, 2006

/s/ Matthew F. MacFarlane Matthew F. MacFarlane	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	June 29, 2006

/s/ John F. Beaudette John F. Beaudette	Director	June 29, 2006

Signature	Title	Date

/s/ Robert J. Flanagan Robert J. Flanagan	Director	June 29, 2006

/s/ Colm Leen Colm Leen	Director	June 29, 2006

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	June 29, 2006

/s/ Richard Morrison Richard Morrison	Director	June 29, 2006

/s/ Frederick M.R. Smith Frederick M.R. Smith	Director	June 29, 2006

/s/ Kevin P. Tighe Kevin P. Tighe	Director	June 29, 2006