Form 10-Q
period 2006-06-30
Castle Brands Inc
filed 2006-08-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-32849

CASTLE BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2103550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
570 Lexington Avenue, 29th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 356-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No

The Company had 12,009,741 shares of $0.01 par value common stock outstanding at August 11, 2006.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2006	March 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,401,781	$1,392,016
Accounts receivable – net of allowance for doubtful accounts of $422,967 and $395,207	4,574,848	3,511,215
Due from affiliates	992,889	953,616
Inventories	7,539,598	6,673,235
Prepaid expenses and other current assets	1,444,227	1,021,369
TOTAL CURRENT ASSETS	34,953,343	13,551,451
EQUIPMENT – net	470,464	407,983
OTHER ASSETS
Intangible assets – net of accumulated amortization of $1,577,437 and $1,379,389	13,826,934	13,936,427
Goodwill	11,649,430	11,649,430
Deferred registration costs	—	2,823,594
Restricted cash	376,544	362,293
Other assets	577,386	913,032
TOTAL ASSETS	$61,854,101	$43,644,210
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$1,352,244	$3,678,547
Accounts payable	5,106,516	3,757,515
Accrued expenses, put warrant payable and derivative instrument	871,296	2,986,188
Due to stockholders and affiliates	1,804,251	2,121,334
Convertible stockholder notes payable	—	1,660,148
Stockholder notes payable	—	147,113
TOTAL CURRENT LIABILITIES	9,134,307	14,350,845
LONG TERM LIABILITIES
Senior notes payable	4,599,939	4,594,791
Notes payable and capital leases, less current maturities	9,020,465	15,350,640
Preferred stock and preferred membership units dividends payable	—	1,546,480
Deferred tax liability	2,666,477	2,703,515
	25,421,188	38,546,271
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock Series A, B, C; 4,103,750 shares designated; 4,089,463 shares outstanding at March 31, 2006, liquidation preference of $33,326,484	—	28,447,683
COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTERESTS	2,331,372	2,674,731
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 20,500,000 shares authorized; 12,009,741 and 3,106,666 shares issued and oustanding at June 30, 2006 and March 31, 2006, respectively	120,098	31,067
Additional paid in capital	81,574,285	17,182,405
Accumulated deficiency	(47,468,833)	(43,404,887)
Accumulated other comprehensive (loss)/income	(124,009)	166,940
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	34,101,541	(26,024,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$61,854,101	$43,644,210

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months Ended June 30,
	2006	2005
		(See Note 18)
Sales, net	$5,460,405	$4,916,394
Cost of sales	3,564,059	3,153,192
Gross profit	1,896,346	1,763,202
Selling expense (Note 1R)	3,542,572	3,137,387
General and administrative expense (Note 1R)	2,235,791	1,137,476
Depreciation and amortization	234,494	221,485
Net operating loss	(4,116,511)	(2,733,146)
Other income	1,300	—
Other expense	(6,308)	(9,455)
Foreign exchange gain/(loss)	397,412	(312,971)
Interest expense, net	(422,676)	(258,930)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	(295,368)	—
Current (charge)/credit on derivative financial instrument	(2,192)	16,802
Income tax benefit	37,038	37,038
Minority interests	343,359	129,159
Net loss	(4,063,946)	(3,131,503)
Preferred stock dividends	48,238	305,179
Net loss attributable to common stockholders	$(4,112,184)	$(3,436,682)
Net loss attributable to common stockholders per common share
Basic	$(0.36)	$(1.11)
Diluted	$(0.36)	$(1.11)
Weighted average shares used in computation
Basic	11,422,725	3,106,666
Diluted	11,422,725	3,106,666

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity/ (Deficiency)
	Shares	Amount
BALANCE, MARCH 31, 2006	3,106,666	$31,067	$17,182,405	$(43,404,887)	$166,940	$(26,024,475)
Comprehensive loss
Net loss				(4,063,946)		(4,063,946)
Foreign currency translation adjustment					(290,949)	(290,949)
Total comprehensive loss						(4,354,895)
Accrued preferred stock dividends			(48,238)			(48,238)
Issuance of common stock in initial public offering, net of issuance costs	3,500,000	35,000	26,204,748			26,239,748
Conversion of redeemable convertible preferred stock, net of fractional shares	4,089,463	40,895	28,406,772			28,447,667
Issuance of common stock in payment of accrued dividends	193,107	1,931	1,387,834			1,389,765
Conversion of 5% euro denominated convertible subordinated notes	263,362	2,634	1,660,539			1,663,173
Conversion of 40% of 6% convertible subordinated notes	857,143	8,571	5,991,429			6,000,000
Vesting of stock options as compensation			10,575			10,575
Estimated fair value ascribed to warrants issued to financial consultant			283,727			283,727
Stock-based compensation			494,494			494,494
BALANCE, JUNE 30, 2006	12,009,741	$120,098	$81,574,285	$(47,468,833)	$(124,009)	$34,101,541

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES		(See Note 18)
Net loss	$(4,063,946)	$(3,131,503)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	234,494	221,485
Minority interest in net loss of consolidated subsidiary	(343,359)	(129,159)
Loss on disposal of fixed assets	—	11,816
Write-off of deferred financing costs	92,730	76,533
Current charge/(credit) on derivative financial instrument	2,192	(16,802)
Deferred tax benefit	(37,038)	(37,038)
Effect of changes in foreign currency rate	(396,302)	221,632
Stock-based compensation expense	494,494	—
Non-cash interest charge	283,727
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	295,368	—
Changes in operations, assets and liabilities
Increase in accounts receivable	(999,502)	(1,030,374)
Increase in due from related parties – GXB	(38,911)	(286,975)
Increase in inventory	(756,663)	(220,758)
Increase in prepaid expenses and supplies	(417,470)	(326,033)
Increase in other assets	(5,310)	(85,551)
(Decrease)/increase in accounts payable, accrued expenses, put warrant payable and derivative instrument	(375,185)	706,483
Decrease in due to related parties	(335,435)	(336,042)
Total adjustments	(2,302,170)	(1,230,783)
NET CASH USED IN OPERATING ACTIVITIES	(6,366,116)	(4,362,286)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(79,645)	(39,434)
Acquisition of intangible assets	(101,725)	(32,105)
Business acquisitions – net of cash acquired	—	(3,308)
NET CASH USED IN INVESTING ACTIVITIES	(181,370)	(74,847)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(7,471,519)	(1,753,852)
Proceeds from notes payable	4,614,913	5,595,996
Payments of obligations under capital leases	(860)	(1,089)
Issuance of common stock	31,500,000	—
Payments for costs of stock issuances	(3,085,309)	(36,929)
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,557,225	3,804,126
EFFECTS OF FOREIGN CURRENCY TRANSLATION	26	(11,949)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	19,009,765	(644,956)
CASH AND CASH EQUIVALENTS - BEGINNING	1,392,016	5,676,398
CASH AND CASH EQUIVALENTS - ENDING	$20,401,781	$5,031,442
SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock, net of fractional shares, by issuance of common stock	$(28,447,667)	$—
Issuance of common stock in initial public offering	$28,447,667	$—
Issuance of common stock in payment of accrued dividends	$(1,389,765)	$—
Issuance of common stock in initial public offering	$1,389,765	$—
Conversion of 5% euro denominated convertible subordinated notes by issuance of common stock	$(1,663,173)	$—
Issuance of common stock in initial public offering	$1,663,765	$—
Conversion of 40% of 6% convertible subordinated notes by issuance of common stock	$(6,000,000)	$—
Issuance of common stock in initial public offering	$6,000,000	$—
Interest paid	$489,396	$55,161
Income taxes paid	$—	$—

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Description of business and business combination – Castle Brands Inc. is the successor to Great Spirits Company, LLC, a Delaware limited liability company (‘‘GSC’’). GSC was formed in February 1998. In May 2003, Great Spirits (Ireland) Limited, a wholly owned subsidiary of GSC, began operations in Ireland to market GSC's products internationally. In July 2003, GSRWB, Inc. (renamed Castle Brands Inc.) and its wholly owned subsidiary, Great Spirits Corp. (renamed Castle Brands (USA) Corp.) (‘‘CB-USA’’), were formed under the laws of Delaware in contemplation of a pending acquisition. On December 1, 2003, Castle Brands Inc. acquired The Roaring Water Bay Spirits Group Limited and The Roaring Water Bay Spirits Marketing and Sales Company Limited and their related entities (collectively, ‘‘Roaring Water Bay’’). The acquisition has been accounted for under purchase accounting. Simultaneously, GSC was merged into CB-USA, and Castle Brands Inc. issued stock to GSC's shareholders in exchange for their shares of GSC. Subsequent to the acquisition, The Roaring Water Bay Spirits Group Limited was renamed Castle Brands Spirits Group Limited (‘‘CB Ireland’’) and The Roaring Water Bay Spirits Marketing and Sales Company Limited was renamed Castle Brands Spirits Marketing and Sales Company Limited (‘‘CB-UK’’).

In February 2005, Castle Brands Inc. acquired 60% of the shares of Gosling-Castle Partners Inc. (‘‘GCP’’), which holds the worldwide distribution rights (excluding Bermuda) to Gosling's rum and related products.

As used herein, the ‘‘Company’’ refers to Castle Brands Inc. and, where appropriate, it also refers collectively to Castle Brands Inc. and its direct and indirect subsidiaries, including its majority owned GCP subsidiary.

The accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2006 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

B.	Brands – Vodka — Boru vodka, is an ultra-pure, quadruple distilled and specially filtered premium vodka. Boru is produced in Ireland and has three flavor extensions (citrus, orange and crazzberry).

Rum — Gosling's rums, a family of premium rums with a 200-year history, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, including the award-winning Gosling's Black Seal rum; and Sea Wynde, a premium rum developed and introduced by the Company in 2001.

Irish Whiskey — Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years; and the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt, reserve and classic pure grain versions.

Liqueurs/Cordials — Brady's Irish cream, a premium Irish cream liqueur; Celtic Crossing, a premium Irish liqueur; and, pursuant to an exclusive U.S. marketing arrangement, Pallini Limoncello, Raspicello and Peachello premium Italian liqueurs.

C.	Principles of consolidation – The consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and its wholly-owned foreign subsidiaries, CB Ireland and CB-UK, and its majority owned subsidiary Gosling-Castle Partners, Inc. with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

D.	Organization and operations – The Company is principally engaged in the manufacture, marketing and sale of fine spirit brands of vodka, Irish whiskey, rums and liqueurs (the ‘‘products’’) in the United States, Canada, Europe, and the Caribbean.

E.	Cash equivalents – The Company considers all highly liquid instruments with a maturity at date of acquisition of three-months or less to be cash equivalents.

F.	Trade accounts receivable – The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of the Company's customers.

G.	Revenue recognition – Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor or a control state), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.	Inventories – Inventories, which comprise distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold.

I.	Equipment – Equipment consists of office equipment, computers and software and furniture and fixtures. When assets are retired or otherwise disposed of, the cost and related depreciation is removed from the accounts, and any resulting gain or loss is recognized in the statement of operations. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Depreciation expense for the three-months ended June 30, 2006 and 2005 totaled $36,446 and $27,855, respectively

J.	Goodwill and other intangible assets – Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of June 30, 2006 and March 31, 2006, goodwill and other indefinite lived intangible assets that arose from acquisitions were $11.6 million and $11.6 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed its annual impairment assessment on long-lived assets, including intangible assets and goodwill, in accordance with the methods prescribed above. The Company concluded that no impairment existed at March 31, 2006. Amortization expense for the three-months ended June 30, 2006 and 2005 totaled $198,048 and $193,630, respectively

K.	Deferred registration costs – The costs associated with the Company's initial public offering were initially recorded as deferred registration costs then charged to additional paid in capital at the close of the offering on April 10, 2006.

L.	Shipping and handling – The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company's regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense. Shipping charges included in selling expense amounted to $137,161 and $92,153 for three-months ended June 30, 2006 and 2005, respectively.

M.	Excise taxes and duty – Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain and then transferred out of ‘‘bond.’’ Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold ‘‘ex warehouse’’ the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. During the three-months ended June 30, 2006 and 2005, the captions for the Company's revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Three-months ended June 30,
	2006	2005
Sales, net	$1,133,939	$992,181
Cost of Sales	$1,133,939	$992,181

N.	Distributor charges and promotional goods – The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. In addition, for certain of its distributors, the Company has entered into arrangements whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

O.	Foreign currency translation – The functional currency for the Company's foreign operations is the euro in Ireland, the British pound in the United Kingdom, and the Canadian dollar in Canada. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

P.	Fair value of financial instruments – SFAS No. 107, ‘‘Disclosures About Fair Value of Financial Instruments,’’ defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to the Company.

Q.	Income taxes – Under the asset and liability method of SFAS No. 109 ‘‘Accounting for Income Taxes,’’ deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

R.	Stock-based compensation – Effective April 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to April 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, had not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the three-month period ended June 30, 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation ; and 2) amortization related to all stock option awards granted on or subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated annually and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

As a result of the adoption of SFAS 123R, incremental compensation expense for the three-month period ended June 30, 2006 amounted to $494,494, of which $84,869 is included in selling expense and $409,625 is included in general and administrative expense in the accompanying condensed consolidated statements of operations. At June 30, 2006 total unrecognized compensation cost amounted to approximately $3,046,127, representing 823,233 unvested options.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company's stock option plan had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per common share would have been as follows:

For the three-months ended June 30, 2005

Net loss attributable to common stockholders, as reported	$(3,436,682)
Stock-based compensation expense determined	(110,453)
Pro forma net loss attributable to common stockholders	$(3,547,135)
Loss per share: Basic and diluted – as reported	$(1.11)
Basic and diluted – pro forma	$(1.14)

S.	Research and development costs – The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

T.	Advertising – Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $1,066,118 and $1,068,575 for three-months ended June 30, 2006 and 2005, respectively.

U.	Impairment of long-lived assets – The Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. When the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

V.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, allowance for doubtful accounts, depreciation, amortization and expense accruals.

W.	Recent accounting pronouncements – In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of fiscal year 2008. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the Company's consolidated financial statements.

NOTE 2 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent conversion of debentures and convertible preferred stock outstanding. In computing diluted net loss per share for the three-months ended June 30, 2006 and 2005, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and convertible debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	June 30, 2006	June 30, 2005
Stock options	1,228,500	899,500
Stock warrants	598,618	498,618
Convertible debentures	1,125,000	1,513,160
Convertible preferred stock	—	3,741,965
Total	2,952,118	6,653,243

NOTE 3 – INVESTMENTS AND ACQUISITIONS

Investment in Gosling-Castle Partners Inc.

In February 2005, the Company entered into a stock subscription agreement for 60% of the stock of Gosling Partners Inc., whose name was subsequently changed to Gosling-Castle Partners Inc. GCP had no operations prior to the Company entering into the stock subscription agreement. The original stockholders of GCP were E. Malcolm Gosling and Gosling's Limited and after the Company's purchase of 60% of the ownership interest, the remaining ownership interests were owned 20% by each of E. Malcolm Gosling and Gosling's Limited. CB-USA had previously entered into an exclusive distribution agreement with Gosling's Export (Bermuda) Limited (‘‘GXB’’) to distribute Gosling's rum in the United States. Gosling Partners Inc. had originally been formed to acquire, and had acquired prior to the Company's investment in GCP, the following:

•	global distribution rights (excluding Bermuda) to the Gosling's portfolio of products;

•	appointment as the exclusive authorized global exporter for the GXB product line;

•	an exclusive license for the use of GXB's global trademarks for its brand portfolio.

The Company agreed to pay GCP $5,000,000 for its 60% interest: $100,000 in cash and issuance of a promissory note of $4,900,000 to GCP for the balance owed. This promissory note is payable in five installments as follows:

$1,025,000 on April 1, 2005

$1,125,000 on October 1, 2005

$1,000,000 on April 1, 2006

$1,000,000 on October 1, 2006; and

$750,000 on April 1, 2007

Effective with the payment of the second installment on October 1, 2005, this promissory note began accruing interest on the unpaid principal amount at the rate of 4% per annum until the note is repaid in full. As of June 30, and March 31, 2006, $68,667 and $55,000, respectively, in interest on this note has been accrued and remains unpaid.

The global distribution agreement commenced on April 1, 2005 and has a 15 year term. It is renewable for additional 15 year terms as long as GCP meets certain case sale targets during the initial term as set forth in the agreement. (See Note 16 – Gosling-Castle Partners Inc. Export Agreement with Gosling's Export (Bermuda) Limited). The Company ascribed the entire purchase of $5,000,000 to the Gosling global distribution agreement described above. In conjunction with this transaction the Company recorded a deferred tax liability of $2,222,222 to reflect the difference between the adjusted book value and tax basis. This deferred tax liability was recorded as an increase to the value of the distribution agreement and is included in intangible assets.

NOTE 4 – RESTRICTED CASH

In connection with the credit facilities as described in Note 6, personal guarantees of the two former managing directors of CB Ireland and CB-UK in the amount of €158,717 were cancelled and replaced with a deposit of cash collateral of €300,000, or $376,544 and $362,293 (as translated at the exchange rates in effect on June 30, and March 31, 2006, respectively).

NOTE 5 – OVERDRAFT ACCOUNTS

CB Ireland and CB-UK maintain overdraft coverage with a financial institution in Ireland of up to €400,000 ($502,000) and £20,000 ($36,300), respectively. Overdraft balances included in notes payable for the periods presented totaled $501,699 and $98,327 at June 30, and March 31, 2006, respectively.

NOTE 6 – SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASE

	June 30, 2006	March 31, 2006
Notes payable consist of the following:
Revolving credit facilities (A)	$633,886	$332,409
Revolving credit facilities (B)	122,207	166,283
Subordinated notes (C)	—	307,938
Senior notes (D)	4,599,939	4,594,791
Subordinated convertible notes (E)	9,000,000	15,000,000
Non-interest bearing notes (F)	605,081	1,210,162
9% Promissory note (G)	—	2,000,000
	14,961,113	23,611,583
Capital leases	11,535	12,395
Total	$14,972,648	$23,623,978

(A)	The Company has arranged revolving credit facilities aggregating approximately €1,412,303 ($1,772,581) with a lender for working capital purposes. These facilities are payable on demand, continue until terminated by either party on not less than three-months prior written notice, and call for interest at rates ranging from prime plus 3% to 7.85%. The Company also maintains a €190,000 ($238,469) term note with the same lender. The note carries an interest rate of 5.2%, is payable on demand and subject to annual review and renewal by the lender, and calls for monthly payments of principal and interest of €6,377 through 2007.

(B)	The Company has arranged revolving credit facilities aggregating approximately £242,000 ($439,545). The facilities, which are payable on demand and subject to annual review and renewal by the lender, call for interest at rates ranging from prime plus 2% to prime plus 2.25%.

(C)	In connection with the Company's acquisition of CB Ireland, the Company issued to the former minority shareholders of CB Ireland €255,000 ($307,937) of subordinated notes, which matured on July 11, 2007. The notes accrued interest at the rate of 5.7% per annum with the aggregate interest payable being limited to €51,000 ($61,588). All outstanding principal and accrued interest on these notes in the amount of €290,328 ($350,600) were paid in April 2006.

(D)	On June 9, September 28 and October 13, 2004, the Company issued $3,555,000, $1,005,000 and $100,000, respectively, of senior notes collateralized by accounts receivable and inventories of CB-USA. As issued, these senior notes bore an interest rate of 8%, payable semi-annually on November 30th and May 31st, and matured on May 31, 2007. Effective August 15, 2005, the terms of these notes were modified with the consent of the note holders to mature on May 31, 2009 in exchange for an interest rate adjustment to 9%. In addition, each holder of $1,000 of senior notes received warrants to purchase 25 shares of the Company's common shares. At June 30, 2006, there were 116,500 warrants issued and outstanding in conjunction with issuance of senior notes. These warrants have been valued at $129,195 in the aggregate and have been treated as a discount to the notes payable. Interest expense pertaining to this discount is recognized, and the notes payable accreted, over the adjusted term of the notes with a maturity of May 2009.

(E)	On March 1, 2005, the Company entered into an agreement to issue up to $10,000,000 of subordinated convertible notes to a single investor. In June 2005, the Company issued the remaining $5,000,000 of convertible notes. The notes, which mature five years from the date of issuance, bear interest at the rate of 6% per annum which is payable quarterly. The Company has the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through June 30, 2006, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note and has the means and intent to continue to do so. The notes may be converted into common stock at $8 per share at any time, and shall be converted at the option of the holder or automatically after the third year from the date of issuance on the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. 40% of the notes converted automatically into common stock upon the completion of our initial public offering on April 10, 2006, at a price of $7.00 per share.

In July 2005, the Company entered into an agreement with an investor to issue $5,000,000 of subordinated convertible notes. The closing was completed in August 2005. The notes, which mature five years from the date of issuance, bear interest at the rate of 6% per annum. The Company has the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through June 30, 2006, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note and has the means and intent to continue to do so. The notes may be converted into common stock at $8 per share at any time, and shall be converted automatically after the third year from the date of issuance on the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. 40% of the notes converted automatically into common stock upon the completion of our initial public offering on April 10, 2006, at a price of $7.00 per share.

In July 2005, the original $10,000,000 of convertible notes was amended to be equivalent in terms to those of the new $5,000,000 investor. The automatic conversion of 40% of the combined $15,000,000 of convertible notes at the $7.00 conversion price upon the closing of the initial public offering resulted in the issuance of 107,143 more shares than would have been issued at the $8.00 conversion price.

(F)	On February 14, 2005, the Company, through its interest in GCP, entered into an agreement with Gosling's Export (Bermuda) Limited (‘‘GXB’’) to acquire the global distribution rights (excluding Bermuda) to GXB's portfolio of products in exchange for $2,500,000 in non-interest bearing notes due in four equal semi-annual installments (See Note 3).

(G)	On February 17, 2006, the Company entered into a $5 million credit agreement with an investment trust which is a stockholder and controlled by one of the Company's directors. On February 17, 2006, the Company borrowed $2.0 million under this credit agreement and issued a promissory note bearing interest at the rate of 9% per annum, payable at maturity. In addition, the Company paid a $100,000 facility fee upon receipt of these funds. The Company repaid all outstanding principal and accrued interest under this note in the amount of $2,026,000 in April 2006.

The Company financed the purchase of certain office equipment totaling $17,821 included in equipment. The leases call for monthly payments of $337 in principal and interest at the rate of 5% per annum, to be paid through July 2009. As of June 30, and March 31, 2006, the Company owed $11,535 and $12,395, respectively, under this lease. As of June 30, 2006, future minimum lease payments equaled $12,476 including interest.

Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rates in effect on June 30, 2006):

For the Period ending June 30,
2007	$1,352,244
2008	14,901
2009	3,922
2010	7,601,581
2011	6,000,000
Total	14,972,648
Less current portion	1,352,244
Non current portion	$13,620,404

NOTE 7 – ROARING WATER BAY NOTES PAYABLE

In connection with the Company's acquisition of Roaring Water Bay in December 2003 (see Note 1.A), €444,389 ($576,372) of subordinated notes were issued by CB Ireland in substitution of subordinated notes of the same amount originally issued on April 1, 2001 by CB Ireland. The original notes had a maturity date of April 1, 2006 and were non- interest bearing. The replacement notes were non-interest bearing and the terms called for annual principal payments of €177,743, €133,323 and €133,323 on December 1, 2004, 2005 and 2006, respectively. Interest of 6% was imputed on these notes at the date of acquisition of $56,653. The note discount was accreted monthly by a charge to interest expense. For the three-months ended June 30, 2006 and 2005, the Company recorded interest expense on these notes of $11,500 and $4,832, respectively.

The remaining principal amounts due on these notes in the aggregate amount of $159,961 (as translated at the exchange rate in effect on April 20, 2006) were repaid by the Company in April 2006.

In connection with the acquisition of Roaring Water Bay (see Note 1.A) in December 2003, the former principal shareholders received €1,374,750 of convertible subordinated notes in partial consideration for their shares in CB Ireland and CB-UK. These notes were convertible into common shares of the Company at the current conversion price of €5.22, which was subject to adjustment from time to time as set forth in the note agreement. These convertible notes were to mature on December 1, 2006 and had an interest rate of 5%

payable quarterly on March 31st, June 30th, September 30th and December 31st. As of March 31, 2006, the Company was indebted in the amount of $1,660,148 on the notes (as translated at the exchange rate in effect on March 31, 2006). These notes converted into 263,362 shares of common stock upon the closing of the initial public offering and $20,726 of accrued interest was paid in April 2006.

NOTE 8 – COMMON STOCK

At March 31, 2006, the Company had 3,106,666 common shares outstanding.

On April 5, 2006, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 (File No. 333-128676) with respect to the Company's initial public offering. The initial public offering commenced on April 6, 2006 and terminated after all of the registered securities, except for the securities issuable pursuant to the over-allotment option, had been sold. The underwriters in the offering were Oppenheimer & Co. Inc., ThinkEquity Partners LLC and Ladenburg Thalmann & Co. Inc. On April 10, 2006, 3,500,000 shares of common stock were sold on the Company's behalf at an initial public offering price of $9.00 per share. The Company registered the shares of its common stock in the initial public offering under the Securities Act of 1933, as amended. The Company's registered shares are currently being traded on the American Stock Exchange under the ticker symbol ROX.

Net proceeds to the company after payment of issuance costs not already paid as of April 10, 2006 were $26,346,406, determined as follows:

Aggregate offering proceeds to the Company	$31,500,000
Underwriting discounts and commissions	2,205,000
Other fees and expenses	2,948,594
Total expenses	5,153,594
Net proceeds to the company	$26,346,406

In addition, certain transactions occurred at the time of the initial public offering and were settled from the net proceeds of such offering:

•	The conversion of all of the Company's outstanding Series A convertible preferred stock into 535,715 shares of common stock;

•	The conversion of all of the Company's outstanding Series B convertible preferred stock into 200,000 shares of common stock;

•	The conversion of all of the Company's outstanding Series C convertible preferred stock into 3,353,748 shares of common stock;

•	193,107 shares of common stock were issued in payment of all of the dividends accrued on preferred stock through April 9, 2006;

•	All of the €1,374,750 ($1,660,148) principal amount of the Company's 5% euro denominated convertible subordinated notes was converted into 263,362 shares of common stock;

•	$6.0 million (40%) of the $15.0 million principal amount of the Company's 6% convertible notes was converted into 857,143 shares of common stock;

•	Unamortized deferred financing costs incurred in connection with the $6.0 million of 6% convertible notes referred to above were recognized as interest expense;

•	€255,000 ($307,937) of subordinated notes were repaid;

•	The balance of non-interest bearing stockholder notes payable, including $13,888 of aggregate imputed interest on the original notes, from net offering proceeds ($159,963), adjusted for change in foreign exchange rate at payment date ($1,038) was repaid;

•	$2,005,000 of borrowings under the February 2006 credit facility (including $5,000 of interest accrued from April 1, 2006 through April 10, 2006) was repaid;

•	$91,222 of accrued interest was paid; and

•	$204,952 of all accrued dividends on the preferred membership units of the predecessor company, Great Spirits, LLC was paid.

At June 30, 2006, the Company had 12,009,741 common shares outstanding.

NOTE 9 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company had convertible preferred stock outstanding, as follows:

Description	March 31, 2006
Convertible Preferred Stock, Series A, $1 par value, 550,000 shares authorized, 535,715 shares issued and outstanding; cash dividends at 5%, or accrued dividends at 7% at Company's option, paid semi-annually; 20% redemption per year commencing with sixth anniversary of issuance, automatic conversion to common stock at conversion price of $7 per share upon initial public offering of $10 million or more	$3,750,005
Convertible Preferred Stock, Series B, $1 par value, 200,000 shares authorized, issued and outstanding; cash dividends at 5%, or accrued dividends at 7% at Company's option, paid semi-annually, 20% redemption per year commencing with sixth anniversary of issuance, automatic conversion to common stock at conversion price of $6 per share upon initial public offering of $10 million or more	1,200,000
Convertible Preferred Stock, Series C, $1 par value, 3,353,750 shares authorized, issued and outstanding at March 31, 2006; cash dividends at 4%, or accrued dividends at 6% at Company's option, paid semi-annually; 20% redemption per year commencing with sixth anniversary of issuance, automatic conversion to common stock at conversion price of $8 per share upon initial public offering of $10 million or more	26,830,000
(See Note 12 for consideration given to warrant beneficial conversion features)
Subtotal	31,780,005
Offering costs and value ascribed to warrants	(3,332,322)
Net	$28,447,683

Effective with the Company's initial public offering on April 6, 2006, all of the Company's outstanding Series A convertible preferred stock converted into 535,715 shares of common stock; all of the Company's outstanding Series B convertible preferred stock converted into 200,000 shares of common stock; and all of the Company's outstanding Series C convertible preferred stock converted into 3,353,748 shares (net of fractional shares) of common stock.

NOTE 10 – FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2006, the Company held outstanding forward exchange positions for the purchase of euros, expiring through July 2006, in the amount of $723,700 with a weighted average conversion rate of €1 = $1.2062 as compared to the spot rate at March 31, 2006 of €1 = $1.2076. At June 30, 2006, the Company held outstanding forward exchange positions for the purchase of euros, expiring through September 2006, in the amount of $831,165 with a weighted average conversion rate of €1 = $1.2722 as compared to the spot rate at June 30, 2006 of €1 = $1.2551. Gain or loss on foreign transactions, which was de minimus, is included in foreign exchange gain (loss) on the accompanying condensed statements of operations.

NOTE 11 – PROVISION FOR INCOME TAXES

The Company's income tax benefit for the three-months ended June 30, 2006 and 2005 consists of federal and state and local taxes attributable to Gosling-Castle Partners Inc. (‘‘GCP’’) which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the three-months ended June 30, 2006 and 2005, the Company recognized $37,038 and $37,038 of deferred tax benefit, respectively.

On December 1, 2003, the Company recorded a deferred tax liability of $629,444 as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

NOTE 12 – STOCK OPTIONS AND WARRANTS

A.	Stock Options – In July 2003, the Company implemented the 2003 Stock Incentive Plan (‘‘the Plan’’) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals who contribute to the Company's success by their ability, ingenuity and industry knowledge, and to enable such individuals to participate in the long-term success and growth of the Company by giving them an equity interest in the Company. There are 2,000,000 common shares reserved and available for distribution under the Plan. In January 2004, the Board of Directors approved the Plan and the grant of 553,000 options to its full-time U.S. and international employees at an exercise price of $6.00 per share. These options vest over a four or five year period and expire ten years after the grant date.

In connection with the Company's acquisition of CB Ireland and CB-UK, the Company granted to an individual the option to purchase up to 10,000 shares of common stock at an exercise price of $6.00 per share at any time through November 30, 2013.

Stock-based compensation expense recognized in the condensed consolidated statement of operations for the three-months ended June 30, 2006 amounted to $494,494. No cash was received from options exercised under all share-based payment arrangements for the three-months ended June 30, 2006.

A summary of the options outstanding under the stock option plan is as follows:

	Three-months ended June 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	888,500	$6.82	745,500	$6.47
Granted	340,000	7.96	150,000	8.00
Forfeited	—	—	—	—
Outstanding at end of period	1,228,500	7.14	895,500	6.75
Options exercisable at period end	405,267	$6.63	174,533	$6.36
Weighted average fair value of options granted during the period		$3.46		$2.17

The following table represents information relating to stock options outstanding at June 30, 2006:

	Options Outstanding		Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price

522,000	$6.00	7.72	257,667	$6.00
200,000	7.23	9.95	50,000	7.23
366,500	8.00	8.72	97,600	8.00
140,000	9.00	9.75	—	9.00
1,228,500			405,267

As of June 30, 2006, the total stock options outstanding were 1,228,500. The weighted average exercise price of these options was $7.14. The weighted average remaining life of these options was 8.61 years. Total stock options exercisable as of June 30, 2006 were 405,267. The weighted average exercise price of these options was $6.63.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	June 30, 2006	March 31, 2006
Risk-free interest rates	4.93-4.96%	4.37-4.43%
Expected options life in years	7.00	7.00
Expected stock price volatility	75%	25%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company's stock options that have not vested for the three-months ended June 30, 2006:

	Shares	Weighted Average Exercise Price
Nonvested at April 1, 2006	586,733	$7.02
Granted	340,000	7.96
Canceled or expired	—	—
Vested	(103,500)	7.32
Nonvested at June 30, 2006	823,233	$7.39

As of June 30, 2006, there was $3,046,127 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.91 years. The total fair value of shares vested during the three-months ended June 30, 2006 was $405,651.

B.	Stock Warrants – The Company has entered into various warrant agreements.

Common Stock Warrant Issued to the Financing Agent

On August 29, 2002, in connection with the revolving credit facility, the Company granted to the lender, Keltic Financial Partners, LP (‘‘Keltic’’), a warrant to acquire 20,000 shares of the Company's common stock at an exercise price of $30. On December 1, 2003, the Company enacted a 5-for-1 split of its common stock. To reflect the effect of this stock split, the warrant was adjusted to grant Keltic the right to acquire 100,000 shares of common stock at an exercise price of $6. The warrant is subject to anti-dilution provisions, upon the occurrence of certain events such as stock splits and stock dividends, vests immediately and is exercisable through September 1, 2014. The Company is not obligated to register the warrant or the underlying shares, except to the extent that, if the Company elected to file a registration statement, Keltic could have the shares underlying its warrant included in that registration statement and the Company would assume all registration costs and other expenses in connection with such registration.

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

From the date of issuance through September 27, 2005, the warrant contained a put option right that could be exercised by the holder at any time commencing as of September 2006 and ending on the warrant expiration date. Pursuant to that put option right, Keltic had the right to require the Company to purchase the warrant, in whole or in part, for an amount equal to the number of shares as to which Keltic was exercising the put option multiplied by the amount by which (a) the fair market value of one share exceeded (b) the exercise price in effect immediately prior to such exercise of the put option right. The Company would then be obligated to pay the put amount in immediately available funds on the date set; provided however, that if the put amount was greater than $300,000, the Company would pay at least

$300,000 on such date and have the option to pay the remainder of the put amount in four equal installments due at the end of each fiscal quarter thereafter, bearing interest at the greater of (a) the prime rate as published by The Wall Street Journal, or in the event that The Wall Street Journal was not available, such rate published in another publication as determined by the holder plus two hundred fifty (250) basis points per annum, or (b) seven percent (7%) per annum, or (c) LIBOR plus five hundred (500) basis points per annum.

The $282,295 fair value assigned to the warrant was recorded as a financing cost reduction in the value assigned to the loan's credit facility (debt discount amount). Such amount was recognized over the three-year life of the credit facility as additional interest expense. The credit facility was closed in June 2004 and the unaccreted balance recognized as additional interest expense at that time.

The Company accounted for the warrant and the put option rights as a compound financial instrument in the condensed consolidated financial statements at fair value following the guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument are recognized in earnings for each reporting period. For the three-months ended June 30, 2006, the Company recorded a charge for the change in the value of the compound financial instrument of $16,802. The Company recorded a credit of $18,752 as of September 30, 2005 to reflect the change in fair value of the compound instrument as a result of the amendment discussed below.

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

The Company accounted for the warrant and the registration rights penalty as a derivative following the guidance of EITF 00-19. The Company has concluded that the amendment to the warrant agreement obligating the Company to issue registered shares by the stated dates was dependent both on the Commission's acceptance of the Company's registration and on the underwriters' ability to successfully market the shares. Pursuant to paragraph 14 of EITF 00-19, these factors were beyond the control of the Company and, for this reason, the Company has accounted for the instrument as if it would be required to be net-cash settled.

The Company applied EITF 05-04, View A, concluding that the registration rights are inseparable from the underlying warrant and should be accounted for together as a unit (the delivery of unregistered shares, plus the cash penalty, in exchange for the exercise price) and recorded as a liability at fair value at each reporting date with changes in fair value reported in earnings.

The Company has reflected the fair value of the combined instrument at June 30, and March 31, 2006 included in the balance sheet caption accrued expenses, put warrants payable and derivative instrument of approximately $310,000 and $307,000, respectively.

Common Stock Warrants Issued to Placement Agents

In connection with the issuance of the Series C preferred stock, the Company granted to the placement agent warrants to acquire approximately 192,118 shares of the Company's common stock with an exercise price of $8.00. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, vest immediately and expire at various dates from December 2008 through August 2010. The Company is not obligated to register the warrants or the underlying shares, except to the extent that if the Company elects to file a registration statement, the holders can request to have the underlying shares registered. The Company will assume all registration costs and other expenses in connection with such registration.

The proceeds upon issuance of the Series C preferred stock based upon relative fair values were allocated as follows:

Value allocated to preferred stock	$26,368,971
Value allocated to warrants	461,029
Gross proceeds of preferred stock	$26,830,000

The beneficial conversion feature allocated to the warrants was calculated using the Black-Scholes method as the difference between the beneficial conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the Series C preferred stock was convertible, in accordance with the Emerging Issues Task Force (‘‘EITF’’) Issue No. 00-27. The beneficial conversion feature allocated to the warrants was recorded immediately as a deemed dividend and reflected in the net loss attributable to common stockholders and an increase in additional paid-in-capital.

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

Common Stock Warrants Issued to Senior Note Holders

In connection with the issuance of the senior notes in June, September and October 2004, the Company entered into a warrant agreement to grant the right to purchase 116,500 shares of the Company's common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at fair value and accounted for as a discount of the face value of the senior notes and a credit to additional paid-in capital of $129,195. This discount will be recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For three-months ended June 30, 2006 and 2005, the Company recorded $5,148 and $10,764 of senior note accretion as additional interest expense.

Common Stock Warrants Issued to Financial Advisor

In July 2005, the Company granted to a financial advisor warrants to purchase up to 100,000 shares of common stock at $8.00 per share. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon the completion of the initial public offering in April 2006. The Company ascribed a fair value of $283,727 to the warrant and recorded a charge upon vesting. The charge is included in interest expense on the accompanying condensed consolidated statements of operations.

Common Stock Warrants Issued in Gosling's Acquisition

In connection with the acquisition of the Company's interest in GCP it agreed to issue warrants to purchase 90,000 shares of common stock at $8.00 per share to three members of the Gosling family and an employee. The Company recorded warrants at fair value as an increase to the purchase price.

The following is a summary of the company's outstanding warrants:

	Warrants	Weighted Average Exercise Price Per Warrant

Warrants outstanding, March 31, 2006	598,618	$7.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Warrants outstanding, June 30, 2006	598,618	$7.67
Warrants exercisable, June 30, 2006	598,618	$7.67

NOTE 13 – RELATED PARTY TRANSACTIONS

A.	The Company is operating under an agreement with MHW, Ltd. (‘‘MHW’’) whereby MHW acts as the Company's agent in the distribution of its products across the United States. MHW's president also serves as a director of the Company and has a de minimus indirect ownership interest in the Company. In addition, MHW has a 10% ownership interest in the Celtic Crossing brand, one of the Company's products, in the United States and its territories, Canada, Mexico, and the Caribbean.

Pursuant to the MHW distribution agreement, MHW receives sales orders from the Company's domestic wholesalers at prices agreed upon with the Company. MHW simultaneously purchases Company inventory necessary to fill those orders and ships that inventory to the various wholesalers. MHW then invoices, collects, and deposits remittances from those wholesalers into an MHW bank account designated for the Company. The funds are remitted to the Company on a bi-weekly basis. Although MHW is responsible for the billing function, the collected funds are the property of the Company and MHW is not liable to the Company for any unpaid balances due from wholesalers.

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the three-months ended June 30, 2006 and 2005, aggregate charges recorded for all services provided were approximately $59,707 and $52,054, respectively, which have been included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

B.	The Company has transactions with Knappogue Corp., a stockholder in the Company. Knappogue Corp. is controlled by the Company's CEO and his family. The transactions primarily involved rental fees for use of Knappogue Corp.'s interest in the Knappogue Castle for various corporate purposes including Company meetings and to entertain customers. For the three-months ended June 30, 2006 and 2005, the Company recognized no expense, respectively.

C.	In April 2004, the Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company's portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provides for a monthly retainer to BPW, Ltd. of $3,500, a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company's management. This contract is cancelable by either party, at their convenience, upon 30 days written notice. For the three-months ended June 30, 2006 and 2005, the Company recognized $9,326 and $10,500, respectively, under this contract.

D.	For the three-months ended June 30, 2006 and 2005, the Company purchased goods from Terra Manufacturing Limited (‘‘Terra’’) and Carbery Milk Products Limited (‘‘Carbery’’), both shareholders in the Company, of $409,807, and $528,925, respectively. The Company had assumed the underlying supplier agreements with Terra and Carbery from CB-Ireland. Terra's affiliate Tanis Investments, and Carbery, are both stockholders in the Company. As of June 30, 2006 and 2005, the Company was indebted to Terra and Carbery in the amount of approximately $372,238 and $409,363 respectively, which is included in due to stockholders and affiliates on the accompanying condensed consolidated balance sheet.

E.	For the three-months ended June 30, 2006 and 2005, the Company made royalty payments of approximately $9,413 and $9,050, respectively, for use of a patent, to an entity that is owned by two stockholders in the Company. These charges have been included in other expense on the accompanying condensed consolidated statements of operations. The royalty agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($108,684) for the duration of the licensing period, which expires on December 1, 2008.

F.	In February and August 2005, the Company executed agreements with the two Co-Managing Directors of CB Ireland whereby, effective March 11, 2005 and December 1, 2005, respectively, each individual resigned his position in CB Ireland in exchange for a consultancy agreement consisting of fifteen monthly payments totaling €196,875, plus Value Added Tax (‘‘VAT’’). The balance due, net of payments made, was $174,559 and $160,901 at June 30, 2006 and 2005, respectively. In addition, under the terms of these agreements, the stock options of these individuals were deemed to have accrued two years' vesting at the end of the consultancy period, the exercise period for their stock options was extended to December 1, 2008, and the Company agreed to pay off the outstanding balance of their 5% Convertible Subordinated Notes, each dated December 1, 2003, and each in the amount of €465,550 and their Subordinated Note, each dated December 1, 2003, and each in the amount of €133,323 at the earlier of one month following the completion of the Company's initial public offering or in four quarterly installments beginning January 1, 2006. The Company paid off the outstanding balance on each of these subordinated notes in the amount of $159,961 on April 19, 2006. The Company also reimbursed these individuals the legal fees incurred in connection with their consultancy agreements in the amounts of €8,000 and €5,000, respectively, plus VAT. For the three-months ended June 30, 2006 and 2005, the Company made payments of $82,366 and $60,059, respectively pursuant to these agreements. In September 2005, the Company consented to the sale of the 5% Convertible Notes held by the two Co-Managing Directors of CB Ireland and shares of common stock held by one of the Co-Managing Directors to third parties.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (‘‘Irish Distillers’’), which provides for the production of Irish whiskeys for the Company through 2014, subject to automatic five year extensions thereafter. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current year and contracts to purchase that amount. For the calendar year ended December 31, 2006, the Company has contracted to purchase approximately €654,746 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company's products, for an indefinite period.

C.	In August 2004, the Company entered into an agency agreement with I.L.A.R. S.p.A., the producer of Pallini Limoncello and its flavor extensions, to be the sole and exclusive importer of Pallini Limoncello and its flavor extensions throughout the United States and its territories and possessions. This agreement is subject to automatic renewal for as much as five years per renewal period upon the Company's achievement of contractual case sale targets. The agreement expires on December 31, 2009.

Under this agreement, the Company is permitted to import Pallini Limoncello and its flavor extensions at a set price, updated annually, and is obligated to set aside a portion of the gross margin toward a marketing fund for Pallini. The agreement also encompasses the hiring of a Pallini Brand Manager at Castle Brands with Pallini reimbursing the costs of this position up to a stipulated annual amount. These reimbursements are included in the accompanying consolidated financial statements as a reduction in selling expense and an increase in due from affiliates.

D.	In September 2004, CB-USA entered into an exclusive distribution agreement with Gosling's Export (Bermuda) Limited (‘‘GXB’’) to be the sole and exclusive importer of Gosling's rum brands within the United States. Under this agreement, CB-USA will receive a net sales commission on each case sold. In February 2005, GXB sold its interest in the distribution agreement to Gosling-Castle Partners Inc. (See Note 16).

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

E.	In June 2004, the Company executed subleases for office space in Dublin, Ireland and midtown Manhattan. The Dublin office lease commenced on June 1, 2004 and extends through February 28, 2009. Rent is payable quarterly in advance. The New York City lease commenced on August 15, 2004 and extends through March 30, 2008. The Company also has an office lease in Houston, Texas. The Houston, Texas lease commenced on February 24, 2000 and extends through March 31, 2007. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments are as follows:

For the years ending June 30,	Amount
2007	$305,162
2008	259,539
2009	100,350
2010	—
Total	$665,051

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $92,957 and $84,929 for the three-months ended June 30, 2006 and 2005, respectively, and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

Pursuant to the agreement, the Company is required to pay royalties to Gaelic for each case purchased, such royalties are included within cost of sales in the accompanying condensed consolidated statements of operations.

G.	Pursuant to a composite inter-company guarantee in the amount of €860,000 ($1,739,386) completed in February 2005 between the Company, Castle Brands Spirits Company Limited and Castle Brands Spirits (GB) Limited, the Company has guaranteed the loans from Ulster Bank to the Company's European subsidiaries.

H.	The Company is subject to strict federal and state government regulations associated with the marketing, importation, warehousing, transportation and distribution of spirits.

NOTE 15 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of June 30, 2006 and 2005, the Company exceeded the insured limit by approximately $21,000,000 and $5,200,000, respectively. Management believes the Company is not exposed to any significant credit risk because the institutions are international money center banking institutions with strong financial positions.

NOTE 16 –	GOSLING-CASTLE PARTNERS INC. EXPORT AGREEMENT WITH GOSLING'S EXPORT (BERMUDA) LIMITED

In February 2005, Gosling-Castle Partners Inc. secured the GXB global distribution rights under an Export Agreement (‘‘the Agreement’’) with GXB. This agreement calls for GCP to pay $2,500,000 to GXB for the assignment of its global distribution rights in four equal installments at April 1, 2005, October 1, 2005, April 1, 2006 and October 1, 2006. The discounted amount of the note at June 30, 2006 is $126,152. For the three-months ended June 30, 2006 and 2005, the Company recognized interest expense of $19,919 and $19,919, respectively, on this note.

In addition, under the terms of the Export Agreement, GXB has agreed to sell all brands in its portfolio to GCP at its manufacturer's cost plus a specified producer's profit. For the years of the agreement, the producer's profit is a stipulated amount per case, adjusted for certain documented cost increases.

The Export Agreement gives GCP the right of first refusal to purchase, in the event GXB decides to sell any or all of its trademarks or other intellectual property, at the same price being offered by a bona fide third party offeror. In the event GCP waives its right of first refusal, the Company has an identical right of first refusal. Furthermore, in the event GXB should decide to sell any or all of its portfolio of products either directly or indirectly through the sale of stock of GXB or its parent company to a third party, the agreement contains a formula for GCP to share in the proceeds of the sale of the brand with such share in the sale proceeds up to a stipulated percentage depending upon the number of nine liter equivalent cases of product sold by GCP in the twelve months preceding the sale.

The Export Agreement commenced on April 1, 2005 and has a 15 year term. It is renewable for additional 15 year terms as long as GCP meets certain case sale targets as set forth in the Agreement.

NOTE 17 – GEOGRAPHIC INFORMATION

The Company operates in one business — premium branded spirits. The Company's product categories are vodka, rum, liqueurs/cordials, and whiskey. The Company reports its operations in two geographic areas: International and United States.

The condensed consolidated financial statements include revenues and assets generated in or held in foreign countries. The following table sets forth the percentage of consolidated revenue from continuing operations and consolidated assets from foreign countries.

	For the three-months ended June 30,
	2006		2005
Consolidated Revenue:
International	$1,883,044	34.5%	$3,130,698	36.3%
United States	3,577,361	65.5%	1,785,696	63.7%
Total Consolidated Revenue	$5,460,405	100%	$4,196,394	100%
Consolidated Depreciation and Amortization:
International	$18,942	8.1%	$20,208	9.1%
United States	215,552	91.9%	201,277	90.9%
Total Consolidated Depreciation and Amortization	$234,494	100%	$221,485	100%
Income Tax Benefit:
United States	37,038	100%	$37,038	100%
Revenues by Category:
Vodka	$1,837,963	33.7%	$1,755,425	35.7%
Rum	1,844,235	33.8%	1,744,599	35.5%
Liqueurs/Cordials	1,050,124	19.2%	735,747	15.0%
Whiskey	728,083	13.3%	680,623	13.8%
Total Consolidated Revenue	$5,460,405	100%	$4,196,394	100.0%

Consolidated Assets:
International	$5,150,978	8.3%
United States	56,703,123	91.7%
Total Consolidated Assets	$61,854,101	100.0%

NOTE 18 –	ACCOUNTING FOR DERIVATIVE INSTRUMENT, THE INCREASING RATE DIVIDEND ON THE SERIES C PREFERRED STOCK AND AMORTIZATION OF DEFINITE LIVED INTANGIBLE ASSET — REVISION

The Company has revised the accompanying condensed consolidated financial statements to reflect as a liability the fair value of a derivative instrument (put warrant issued December 1, 2003) (see Note 12). Such recomputation of the fair value of the derivative instrument resulted in a change for the three-months ended June 30, 2005. The fair value of the derivative instrument at December 1, 2003 was $282,295. The Company has recorded the changes in fair value of the derivative financial instrument at each reporting period presented in the condensed consolidated statement of operations.

The Company has revised the accompanying condensed consolidated financial statements to reflect the fair value of Series C Preferred Stock from the date of issuance. As issued, the Series C Preferred Stock did not accrue dividends until December 1, 2005. Increasing rate preferred stock is initially recorded at fair value and the discount amortized over the period preceding the commencement of the perpetual dividend by recording a deemed dividend and increasing the carrying amount of the preferred stock by a corresponding amount. The fair value of the Series C Preferred Stock deemed dividend at December 1, 2003 was $1,259,262. The amortization on the Series C Preferred Stock resulted in a change for the three-months ended June 30, 2005.

The Company has revised the accompanying condensed consolidated financial statements to reflect the amortization of certain intangibles which have been reclassified from indefinite lived assets to definite lived intangible assets with an estimated life of five years and ten years, respectively. The amortization of the intangibles resulted in a change for the three-months ended June 30, 2005.

Net loss, preferred stock dividends and net loss attributable to common stockholders for all periods presented were amended as follows as a result of the above revisions:

	Net loss	Preferred stock dividends	Net loss attributable to common stockholders	Net loss per common share attributable to common stockholders basic and diluted
As previously reported June 30, 2005	$(3,109,205)	$71,428	$(3,180,633)	$(1.02)
Current credit/(charge) on derivative instrument	16,802		16,802	0.01
Increasing rate dividend on Series C Preferred Stock		233,751	(233,751)	(0.08)
Amortization of definite lived intangibles	(39,100)		(39,100)	(0.02)
As revised, June 30, 2005	$(3,131,503)	$305,179	$(3,436,682)	$(1.11)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans and beliefs that constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘thinks,’’ ‘‘estimates,’’ ‘‘seeks,’’ ‘‘expects,’’ ‘‘predicts,’’ ‘‘could,’’ ‘‘projects,’’ ‘‘potential’’ and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended March 31, 2006 and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

•	our history of losses and expectation of further losses;

•	the effect of poor operating results on our company;

•	the effect of growth on our infrastructure, resources and existing sales;

•	our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands;

•	the impact of supply shortages and alcohol and packaging costs in general;

•	our ability to raise capital;

•	our ability to fully utilize and retain new executives;

•	negative publicity surrounding our products or the consumption of beverage alcohol products in general;

•	our ability to acquire and/or maintain brand recognition and acceptance;

•	trends in consumer tastes;

•	our ability to protect trademarks and other proprietary information;

•	the impact of litigation;

•	the impact of federal, state, local or foreign government regulations;

•	the effect of competition in our industry; and

•	economic and political conditions generally.

We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in, or implied by, these forward-looking statements, even if new information becomes available in the future.

Currency Translation

The functional currencies for our foreign operations are the euro in Ireland and continental Europe the British pound in the United Kingdom and the Canadian dollar in Canada. With respect to our condensed consolidated financial statements, the translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

Where in this quarterly report we refer to amounts in euros, British pounds or Canadian dollars we have for your convenience also in certain cases provided a translation of those amounts to U.S. dollars in parenthesis. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the translations in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the translations have been made using the exchange rates as of June 30, 2006, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2006, the exchange rate of the euro, the British pound and the Canadian dollar in exchange for U.S. dollars were €1.00 = U.S. $1.25510 (equivalent to U.S. $1.00 = €0.7969) for euros, £1.00 = U.S. $1.81630 (equivalent to U.S. $1.00 = £0.5507) for British Pounds, and CAN $1.00 = U.S. $0.89310 (equivalent to U.S. $1.00 = CAN $1.1201) for Canadian dollars, respectively.

These translations should not be construed as representations that the euro, British pound and Canadian dollar amounts actually represent U.S. dollar amounts or could be converted into U.S. dollars at the rates indicated.

The following information should be read in conjunction with ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2006, as well as in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Overview

We develop and market premium branded spirits in several growing market categories, including vodka, rum, Irish whiskey and liqueurs/cordials, and we distribute these spirits in all 50 U.S. states and the District of Columbia, in six key international markets: Ireland, Great Britain, Germany, France, Italy and Canada, and in a number of other countries in continental Europe. Our brands include, among others, Boru vodka, Gosling's rums, Knappogue Castle Whiskey and the Pallini liqueurs.

Our total net sales were $5.5 million for the three-months ended June 30, 2006, an 11.1% increase versus the same period in 2005. This increase was driven by organic growth of our existing brands.

Selling expense increased to $3.5 million for the three-months ended June 30, 2006 due to increases in distributor incentives, sales support expense, selling related shipping costs, sales commissions, compensation expense and sales consulting expense. General and administrative expense increased primarily due to increased legal and audit fees in connection with our change in status to a public company, as well as increases in compensation expense, D&O liability insurance expense and travel and entertainment expenses. Depreciation and amortization remained approximately flat versus the same period in 2005.

Effective April 1, 2006, we adopted SFAS 123(R), Share-Based Payment, using the modified prospective transition method provided for in the accounting standard. Under this method, stock-based compensation recognized in the condensed consolidated statement of operations for the three-month period ended June 30, 2006 was $494,494, of which $84,869 is included in selling expense and $409,625 is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Financial performance overview

The following table sets forth certain information regarding our case sales for the quarters ended June 30, 2006 and 2005. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three-months Ended June 30,
Case Sales	2006	2005
Cases
United States	42,530	32,678
International	27,965	28,268
Total	70,495	60,946
Vodka	33,864	31,787
Rum	19,863	18,132
Liqueurs/cordials	11,905	7,104
Whiskey	4,863	3,923
Total	70,495	60,946
Percentage of Cases
United States	60.3%	53.6%
International	39.7	46.4
Total	100.0%	100.0%
Vodka	48.0%	52.1%
Rum	28.2	29.8
Liqueurs/cordials	16.9	11.7
Whiskey	6.9	6.4
Total	100.0%	100.0%

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

Goodwill and other intangible assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and other intangible assets of businesses acquired. As of June 30, 2006, and March 31, 2006, goodwill and other intangible assets that arose from acquisitions were $25.5 million and $25.6 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead, are tested for impairment annually or, more frequently, if circumstances indicate a possible impairment may exist.

We evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value of the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’

Stock-based compensation

Prior to April 1, 2006, we accounted for our employee stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations. Under APB No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. No stock-based compensation expense has been recognized through March 31, 2006. Additionally, in periods prior to April 1, 2006, we followed the disclosure-only requirements of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS 123 had been applied to these transactions.

Effective April 1, 2006, the Company adopted SFAS No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS 123(R)’’) and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires us to recognize compensation expense on a prospective basis following adoption. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

As a result of adopting SFAS 123(R) on April 1, 2006, our net loss for the three-months ended June 30, 2006 is $494,494 higher than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the three-months ended June 30, 2006 were increased by $0.04 per share as a result of adopting SFAS 123(R). For further information on the effect of our adoption of SFAS 123(R), see Note 1R to the condensed consolidated financial statements.

Fair value of financial instruments

SFAS No. 107, ‘‘Disclosures About Fair Value of Financial Instruments,’’ defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. We believe that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short-term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to us.

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Three-months ended June 30,
	2006	2005
Sales, net	100.0%	100.0%
Cost of sales	65.3%	64.1%
Gross profit	34.7%	35.9%
Selling expense	64.9%	63.8%
General and administrative expense	40.9%	23.1%
Depreciation and amortization	4.3%	4.5%
Loss from continuing operations	(75.4)%	(55.5)%
Other income	0.0%	0.0%
Other expense	(0.1)%	(0.2)%
Foreign exchange gain/(loss)	7.3%	(6.4)%
Interest expense, net	(7.8)%	(5.3)%
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	(5.4)%	—
Current credit/(charge) on derivative financial instrument	0.0%	0.3%
Income tax benefit	0.7%	0.8%
Minority interests	6.3%	2.6%
Net loss	74.4%	63.7%
Less:
Preferred stock dividends	0.9%	6.2%
Net loss attributable to common stockholders	(75.3)%	(69.9)%

Three-months Ended June 30, 2006 Compared With Three-months Ended June 30, 2005

Net sales.    Net sales increased $0.5 million, or 11.1%, to $5.5 million in the fiscal quarter ended June 30, 2006 versus $4.9 million in the comparable period in 2005. This increase reflected an increase in case sales of our existing brands. Average sales price per case decreased $3.21, or 4.0%, from $80.67 per case in the three months ended June 30, 2005 to $77.46 per case in the three months ended June 30, 2006 due primarily to the sales mix in the current quarter which included relatively more lower margin Irish cream liqueurs and vodka than in the comparable period in 2005. There was no material change in the selling prices of our existing products between the three-months ended June 30, 2006 and the comparable prior period in 2005. Our case sales, measured in nine-liter case equivalents, increased 9,549 cases, or 15.7%, to 70,495 cases versus the comparable prior period, with the increase comprised of:

•	4,801 additional cases of liqueurs, primarily Irish cream;

•	2,077 additional cases of Boru vodka;

•	1,731 additional cases of rum, primarily Gosling's; and

•	940 additional cases of Irish whiskey.

Our U.S. case sales as a percentage of total case sales increased to 60.3% during the three-months ended June 30, 2006 from 53.6% in the comparable period in 2005. This increase of 9,549 cases reflects the relative growth opportunities within the United States for our premium spirits portfolio, particularly Gosling's rums, Pallini liqueurs, Brady's Irish cream and Boru vodka.

The table below presents the increase in our case sales by product category for the three-months ended June 30, 2006 compared to the comparable period in 2005:

	Increase in case sales		Percentage increase
	Overall	U.S.	Overall	U.S.
Vodka	2,077	3,910	6.5%	37.4%
Rum	1,731	709	9.5%	4.7%
Liqueurs/cordials	4,801	4,989	67.6%	79.9%
Irish Whiskey	940	244	24.0%	25.8%
Total	9,549	9,852	15.7%	30.1%

Gross profit.    Gross profit increased 7.6% to $1.9 million during the three-months ended June 30, 2006 versus $1.8 million in the comparable period in 2005 despite a drop in overall gross margin percentage to 34.7% in the three-months ended June 30, 2006 versus 35.9% in the three-months ended June 30, 2005. The absolute increase in gross profit reflected the increased level of case sales in the quarter (particularly sales of vodka and Irish cream liqueur) which offset the lower margins achieved from our sales of these products.

Selling expense.    Selling expense increased 12.9% to $3.5 million during the three-months ended June 30, 2006 versus $3.1 million in the comparable period in 2005. The change in selling expense was primarily attributable to increases in distributor incentives and sales support costs of $0.1 million and to an aggregate increase of $0.1 million in selling related shipping costs and sales commissions. Compensation expense increased by $0.2 million due, in part, to impact of the hiring of our Senior Vice President and Managing Director, International Operations as well as to the hiring of several additional full time employees during the three-months ended June 30, 2006 who replaced part-time employees or interns. This increase also reflects stock-based compensation expense of $0.1 million due to our adoption of SFAS 123(R), Share-Based Payment. In addition, sales consulting expense increased approximately $0.1 million in the three-months ended June 30, 2006 and was employed to further enhance our strategic brand marketing platforms and to execute the new Boru bottle design across the various SKUs in time for re-launch of the brand during fiscal year 2007. These increases were offset, in part, by a reduction of $0.1 million in travel and entertainment expenses during the three-months ended June 30, 2006. As a percentage of net sales, selling expense increased to 64.9% compared to 63.8% for the comparable period in 2005.

General and administrative expense.    General and administrative expense increased 96.6% to $2.2 million during the three-months ended June 30, 2006 versus $1.1 million in the comparable period in 2005. Major components of this increase included an increase of $0.2 million in legal and audit fees which were primarily attributable to our change in status to that of a public company as well as an increase of $0.7 million in compensation expense due to the full current period impact of salaries and benefits for several executive and administrative employees hired in the past 12 months versus the comparable period in 2005. The increase in compensation expense also reflects a $0.4 million charge for stock-based compensation expense resulting from our adoption of SFAS 123(R) effective April 1, 2006. In addition, we incurred an increase of $0.1 million for public company directors and officers' liability insurance, and an increase of $0.1 million pertaining to travel and entertainment and other general and administrative expenses. As a percentage of net sales, general and administrative expense increased to 40.9% for the three-months ended June 30, 2006 compared to 23.1% for the comparable period in 2005.

Depreciation and amortization.    Depreciation and amortization during the quarter ended June 30, 2006 was approximately the same as the comparable prior year quarter at $0.2 million and is primarily attributable to amortization of the Gosling worldwide (except Bermuda) distribution agreement which went into effect during February 2005.

Other expense, net.    Other expense, net increased to $0.4 million during the three-months ended June 30, 2006 versus under $0.1 million in the comparable period in 2005. The major components of this category include the following:

•	Foreign exchange gain / (loss) during the three-months ended June 30, 2006 was a gain of $0.4 million versus a loss of $0.3 million in the comparable period in 2005. The current period gain is attributable to the strengthening of the euro in the intervening period which, in turn, has resulted in an increased value upon translation of intercompany advances to our foreign subsidiaries;

•	Interest expense during the three-months ended June 30, 2006 was $0.4 million versus $0.3 million in the comparable period in 2005 and included a charge of $0.3 million pertaining to a warrant awarded to one of our advisors which became fully vested at the time of our initial public offering, interest expense of $0.1 million on our senior notes, interest expense of $0.1 million on our 6% convertible subordinated notes and amortization of deferred financing charges of $0.1 million. This expense was offset, in part, by interest income of $0.2 million earned on the proceeds of our initial public offering;

•	Write-off of deferred financing costs of $0.3 million in connection with the conversion to common stock of 40% of our 6% convertible subordinated notes; and

•	Minority interest during the three-months ended June 30, 2006 amounted to a credit of $0.3 million versus a credit of $0.1 million in the comparable 2005 period as a result of a larger loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common stockholders.    The net loss attributable to common stockholders for the three-months ended June 30, 2006 increased 19.7% to $4.1 million versus $3.4 million in the comparable period in 2005. These net losses included $0.1 million and $0.3 million of preferred stock dividends paid and accrued during the three-months ended June 30, 2006 and 2005, respectively. The primary factors impacting our net loss for the three-months ended June 30, 2006 were the increase in selling and general and administrative expenses, the expensing of deferred financing charges associated with the automatic conversion to common stock of 40% of our 6% convertible notes at the time of our initial public offering, and our first-time recognition of stock-based compensation expense in the current period.

EBITDA.    EBITDA remained flat at negative $2.7 million for the three-months ended June 30, 2006 and 2005. EBITDA represents net income before deducting interest expense (including expensing of deferred financing costs), income taxes, depreciation and amortization and the impact of the non-cash charge for stock-based compensation reported under SFAS 123(R). We use EBITDA as the primary internal management measure for evaluating performance on a period over period analysis, when comparing actual results to budgeted performance and when allocating additional resources. This non-GAAP financial measure is presented in order to assist industry analysts and investors in assessing our liquidity, our ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including interest payments, debt principal repayments, and other non-recurring charges, which are not reflected in EBITDA. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth our reconciliation of EBITDA to net loss (the most directly comparable financial measure):

	Three-months Ended June 30,
(Dollars in thousands)	2006	2005
Net loss	$(4,064)	$(3,132)
Add (subtract):
Income tax benefit	(37)	(37)
Interest expense, net, including expensing of deferred financing costs	718	259
Depreciation and amortization	234	221
Stock based compensation	494	—
EBITDA	$(2,655)	$(2,689)

Liquidity and capital resources

Since our inception, we have incurred significant operating and net losses and, in addition, have not generated positive cash flows from operations. As of June 30, 2006, we had stockholders' equity of $34.1 million and working capital of $25.8 million. Prior to our initial public offering in April 2006, we had a stockholders' deficit of $26.0 million and a working capital deficit of $0.8 million.

Our initial public offering raised gross proceeds of $31,500,000 upon the sale of 3,500,000 common shares at the offering price of $9.00 per share. Total estimated offering costs were $5,153,594. Upon the closing of our initial public offering, we received net proceeds from the offering of approximately $26.3 million. The proceeds have been and will continue to be used for working capital and general corporate purposes, including for sales and marketing activities, meeting capital commitments to our 60%-owned subsidiary, Gosling-Castle Partners Inc., the hiring of additional employees and repayment of debt and related interest.

At June 30, 2006, we had cash and cash equivalents of approximately $20.4 million. In addition, at June 30, 2006, we had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for a line of credit.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near-to-mid term:

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	addition of administrative and sales personnel as our business expands;

•	increases in advertising, public relations and sales promotions for existing and new brands;

•	acquisition of additional spirits brands;

•	an increase in legal, accounting and other expenses due to our new status as a public company;

•	financing the operations of our 60%-owned Gosling-Castle Partners strategic export venture; and

•	expansion into new markets and within existing markets in the United States and internationally.

We expect that we will require increasing amounts of working capital to finance our inventory levels in the United States. Except for Gosling's rums, which are bottled in the United States, all of our products are imported from Europe. In the case of our wholly-owned brands, there is a three-to-four month production and shipping lead time between the time of order placement and the time the product is available for sale. This lead time has required us to maintain sufficient inventories to properly service our customers.

We expect to experience a lengthening of the revenue collection cycle due to the need to extend payment terms as an incentive to encourage customers to make container-sized purchases of our products on which title passes to the customer at the shipping point in Ireland. A lengthening of the revenue collection cycle will require a significant amount of working capital.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Three-months Ended June 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$(6,366)	$(4,362)
Investing activities	(181)	(75)
Financing activities	25,557	3,804
Effects of foreign currency translation	—	(12)
Net increase (decrease) in cash and cash equivalents	$19,010	$(645)

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

On average, the production cycle for our owned brands can take as long as four months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, which is impacted by the international nature of our business. With respect to Gosling's rums and Pallini liqueurs, we do not produce the finished product and, instead, receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional three to four months may be required before we sell our inventory and collect payment from our customers.

In the quarter ended June 30, 2006, net cash used in operating activities was $6.4 million, consisting primarily of losses from our operations of $4.1 million, an increase in accounts receivable of $1.0 million, increases in inventories and prepaid expenses of $0.8 million and $0.4 million, respectively, decreases in accounts payable and accrued expenses and due to related parties of $0.7, $0.4 million resulting from the effect of changes in foreign currency rates, and minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners of $0.3 million. These uses of cash were offset, in part, by non-cash charges for depreciation and amortization and stock-based compensation expense of $0.2 million and $0.5 million, respectively, as well as a non-cash interest charge of $0.3 million upon the vesting of warrants issued to a financial advisor of the company, and to the write-off of $0.3 million of deferred financing costs due to the conversion to common stock of 40% of our 6% convertible subordinated notes at the time of our initial public offering.

Investing activities.    Net cash used in investing activities during the quarter ended June 30, 2006 was $0.2 million for the acquisition of property and equipment and intangible assets.

Financing activities.    Net cash provided by financing activities during the quarter ended June 30, 2006 was $25.6 million and consisted of $31.5 million of common stock issued in our initial public offering less $3.0 million in payments for the costs of stock issuance and the net repayment of notes payable in the amount of $2.9 million.

We believe that we will be able to fund our operations from the proceeds of our initial public offering, our projected cash flow from operations, and current cash and cash equivalents for the next twelve months. Beyond that, additional financing may be needed to fund working capital and other requirements. Changes in our operating plans, acquisitions or other additions of brands, lower than anticipated sales, increased expenses, or other events, including those described in our Annual Report on Form 10-K for the year ended March 31, 2006, under the caption ‘‘Risk Factors,’’ may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

Contractual obligations

The following table sets forth our contractual commitments as of June 30, 2006 for each of the following periods:

	Payments due during the twelve month period ending June 30,
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Long-term notes payable, including current portion and estimated interest
Ulster Bank facilities	$745	$11	$—	$—	$—	$—	$756
Gosling's export agreement	605	—	—	—	—	—	605
9% senior notes	—	—		4,660			4,660
6% convertible subordinated notes	—	—	—	3,000	6,000	—	9,000
Capital leases	3	4	4				11
Operating leases	305	260	100			—	665
Estimated interest	986	965	717	450	15		3,133
Total	$2,644	$1,240	$821	$8,110	$6,015	$—	$18,830

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of fiscal year 2008. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2006, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, ‘‘Disclosure About Fair Value of Financial Investments.’’ We hold no investment securities that would require disclosure of market risk.

We do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. Individual forward contracts rarely extend for more than six months or exceed €300,000 ($376,530). At June 30, 2006 total forward contracts outstanding amounted to €831,165 ($1,057,449), calculated at the weighted average conversion rate in such contracts). Depending upon the term of the contract, the cost of these transactions can vary between approximately 50 to 150 basis points.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (‘‘Disclosure Controls’’), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (‘‘Exchange Act’’) as of June 30, 2006. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (‘‘CEO’’), President and Chief Operating Officer (‘‘COO’’) and Chief Financial Officer (‘‘CFO’’), and included a review of the controls' objectives, design and operating effectiveness with respect to the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of Disclosure Controls evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO, COO and CFO, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.

Based upon the evaluation of our Disclosure Controls, our CEO, COO and CFO concluded that our Disclosure Controls were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We believe that neither we nor any of our subsidiaries is currently subject to litigation which, in the opinion of our management, is likely to have a material adverse effect on us. We may, however, become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 1A.    Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any equity securities during the fiscal quarter ending June 30, 2006 which were not registered under the Securities Act of 1933, as amended.

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

The net proceeds received by us in the offering were $26,346,406, determined as follows:

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

We used $2,543,395 to repay indebtedness and the remaining net proceeds from the offering have been, and are expected to continue to be, used by us to provide additional capital to support the growth of our business and for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit Number	Description
10.62	Employment Agreement, dated July 1, 2006, between Castle Brands Inc. and Constantine Constandis (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on July 5, 2006).
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Keith A. Bellinger
Keith A. Bellinger
President and Chief Operating Officer
(Duly Authorized Officer and Principal Financial Officer)
August 14, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.62	Employment Agreement, dated July 1, 2006, between Castle Brands Inc. and Constantine Constandis (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on July 5, 2006).
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.