Form 10-Q
period 2006-09-30
Castle Brands Inc
filed 2006-11-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 00-32849

CASTLE BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2103550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
570 Lexington Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (646) 356-0200

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

The Company had 12,009,741 shares of $0.01 par value common stock outstanding at November 8, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2006	March 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,509,471	$1,392,016
Accounts receivable – net of allowance for doubtful accounts of $463,351 and $395,207	6,454,173	3,511,215
Due from affiliates	1,032,287	953,616
Inventories	8,777,275	6,673,235
Prepaid expenses and other current assets	1,308,656	1,021,369
TOTAL CURRENT ASSETS	31,081,862	13,551,451
EQUIPMENT— net	470,193	407,983
OTHER ASSETS
Intangible assets – net of accumulated amortization of $1,788,096 and $1,379,389	13,631,672	13,936,427
Goodwill	11,649,430	11,649,430
Deferred registration costs	—	2,823,594
Restricted cash	475,814	362,293
Other assets	548,741	913,032
TOTAL ASSETS	$57,857,712	$43,644,210
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$1,563,941	$3,678,547
Accounts payable	3,325,502	3,757,515
Accrued expenses, put warrant payable and derivative instrument	2,466,191	2,986,188
Due to stockholders and affiliates	2,058,941	2,121,334
Convertible stockholder notes payable	—	1,660,148
Stockholder notes payable	—	147,113
TOTAL CURRENT LIABILITIES	9,414,575	14,350,845
LONG TERM LIABILITIES
Senior notes payable	4,605,088	4,594,791
Notes payable and capital leases, less current maturities	9,007,380	15,350,640
Preferred stock and preferred membership units dividends payable	—	1,546,480
Deferred tax liability	2,629,439	2,703,515
	25,656,482	38,546,271
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock Series A, B, C; 4,103,750 shares designated; 4,089,463 shares outstanding at March 31, 2006, liquidation preference of $33,326,484	—	28,447,683
COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTERESTS	1,939,517	2,674,731
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 20,500,000 shares authorized, 12,009,741 and 3,106,666 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	120,098	31,067
Additional paid in capital	82,049,026	17,182,405
Accumulated deficiency	(51,687,027)	(43,404,887)
Accumulated other comprehensive (loss)/income.	(220,384)	166,940
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	30,261,713	(26,024,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$57,857,712	$43,644,210

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
				(See Note 20)
Sales, net	$6,252,062	$5,175,144	$11,712,467	$10,091,538
Cost of sales	4,231,445	3,162,084	7,795,504	6,315,276
Gross profit	2,020,617	2,013,060	3,916,963	3,776,262
Selling expense (Note 1R)	4,694,074	3,212,398	8,236,646	6,349,785
General and administrative expense (Note 1R)	1,898,702	1,235,794	4,134,493	2,373,270
Depreciation and amortization	245,794	220,343	480,288	441,828
Operating loss	(4,817,953)	(2,655,475)	(8,934,464)	(5,388,621)
Other income	2,644	34,132	3,944	34,132
Other expense	(9,558)	(9,154)	(15,866)	(18,609)
Foreign exchange gain/(loss)	262,377	15,247	659,789	(297,724)
Interest expense, net	(75,931)	(365,274)	(498,607)	(624,204)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	—	(295,368)	—
Current (charge)/credit on derivative financial instrument	(8,666)	(1,752)	(10,858)	15,050
Income tax benefit	37,038	37,038	74,076	74,076
Minority interests	391,855	94,898	735,214	224,057
Net loss	(4,218,194)	(2,850,340)	(8,282,140)	(5,981,843)
Preferred stock dividends	—	386,583	48,238	691,762
Net loss attributable to common stockholders	$(4,218,194)	$(3,236,923)	$(8,330,378)	$(6,673,605)
Net loss attributable to common stockholders per common share
Basic	$(0.35)	$(1.04)	$(0.71)	$(2.15)
Diluted	$(0.35)	$(1.04)	$(0.71)	$(2.15)
Weighted average shares used in computation
Basic	12,009,741	3,106,666	11,716,233	3,106,666
Diluted	12,009,741	3,106,666	11,716,233	3,106,666

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity/ (Deficiency)
	Shares	Amount
BALANCE, MARCH 31, 2006	3,106,666	$31,067	$17,182,405	$(43,404,887)	$166,940	$(26,024,475)
Comprehensive loss
Net loss				(8,282,140)		(8,282,140)
Foreign currency translation adjustment					(387,324)	(387,324)
Total comprehensive loss						(8,669,464)
Accrued preferred stock dividends			(48,238)			(48,238)
Issuance of common stock in initial public offering, net of issuance costs	3,500,000	35,000	26,393,889			26,428,889
Conversion of redeemable convertible preferred stock, net of fractional shares	4,089,463	40,895	28,406,772			28,447,667
Issuance of common stock in payment of accrued dividends	193,107	1,931	1,387,834			1,389,765
Conversion of 5% euro denominated convertible subordinated notes	263,362	2,634	1,660,539			1,663,173
Conversion of 40% of 6% convertible subordinated notes	857,143	8,571	5,991,429			6,000,000
Vesting of stock options as compensation			19,254			19,254
Estimated fair value ascribed to warrants issued to financial consultant			283,727			283,727
Stock-based compensation			771,415			771,415
BALANCE, SEPTEMBER 30, 2006	12,009,741	$120,098	$82,049,026	$(51,687,027)	$(220,384)	$30,261,713

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended September 30,
	2006	2005
		(See Note 20)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,282,140)	$(5,981,843)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	480,288	441,828
Minority interest in net loss of consolidated subsidiary	(735,214)	(224,057)
Loss on disposal of fixed assets	—	5,195
Write-off of deferred financing costs	167,196	214,509
Current charge/(credit) on derivative financial instrument	10,858	(15,050)
Deferred tax benefit	(74,076)	(74,076)
Effect of changes in foreign currency rate	(533,720)	(194,159)
Stock-based compensation expense	771,415	—
Non-cash interest charge	283,727	—
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	295,368	—
Changes in operations, assets and liabilities
Increase in accounts receivable	(2,847,054)	(886,383)
Increase in due from related parties – GXB	(78,199)	(551,049)
Increase in inventory	(1,957,665)	(1,706,196)
Increase in prepaid expenses and supplies	(278,636)	(446,094)
Increase in deferred registration costs	—	(824,856)
Increase in other assets	(15,491)	(391,591)
(Decrease)/increase in accounts payable, accrued expenses, put warrant payable and derivative instrument	(933,385)	1,744,724
Increase in due to related parties	254,691	579,245
Total adjustments	(5,189,897)	(2,328,010)
NET CASH USED IN OPERATING ACTIVITIES	(13,472,037)	(8,309,853)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(117,938)	(83,349)
Acquisition of intangible assets	(111,931)	(67,359)
Business acquisitions – net of cash acquired	—	(13,379)
NET CASH USED IN INVESTING ACTIVITIES	(229,869)	(164,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(13,541,011)	(7,588,923)
Proceeds from notes payable and warrants	10,855,070	16,232,554
Payments of obligations under capital leases	(1,729)	(2,001)
Increase in restricted cash	(94,938)	—
Issuance of redeemable convertible preferred stock	—	2,900,000
Payments for costs of stock issuances	—	(216,023)
Issuance of common stock	31,500,000	—
Payments for costs of stock issuances	(2,898,063)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,819,329	11,325,607
EFFECTS OF FOREIGN CURRENCY TRANSLATION	32	(1,094)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	12,117,455	2,850,573
CASH AND CASH EQUIVALENTS – BEGINNING	1,392,016	5,676,398
CASH AND CASH EQUIVALENTS – ENDING	$13,509,471	$8,526,971
SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock, net of fractional shares, by issuance of common stock	$(28,447,667)	$—
Issuance of common stock in initial public offering	$28,447,667	$—
Issuance of common stock in payment of accrued dividends	$(1,389,765)	$—
Issuance of common stock in initial public offering	$1,389,765	$—
Conversion of 5% euro denominated convertible subordinated notes by issuance of common stock	$(1,663,173)	$—
Issuance of common stock in initial public offering	$1,663,173	$—
Conversion of 40% of 6% convertible subordinated notes by issuance of common stock	$(6,000,000)	$—
Issuance of common stock in initial public offering	$6,000,000	$—
Interest paid	$629,063	$490,351
Income taxes paid	$—	$—

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles and in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The Condensed Consolidated Balance Sheet as of March 31, 2006 is derived from the March 31, 2006 audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2006 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

A.	Description of business and business combination – Castle Brands Inc. is the successor to Great Spirits Company, LLC, a Delaware limited liability company (‘‘GSC’’). GSC was formed in February 1998. In May 2003, Great Spirits (Ireland) Limited (‘‘GSI’’), a wholly owned subsidiary of GSC, began operations in Ireland to market GSC's products internationally. GSI has been an inactive entity since December 2003 and was dissolved as of September 30, 2006. A loss on F/X of $17,659 was realized upon the dissolution. In July 2003, GSRWB, Inc. (renamed Castle Brands Inc.) and its wholly owned subsidiary, Great Spirits Corp. (renamed Castle Brands (USA) Corp.) (‘‘CB-USA’’), were formed under the laws of Delaware in contemplation of a pending acquisition. On December 1, 2003, Castle Brands Inc. acquired The Roaring Water Bay Spirits Group Limited and The Roaring Water Bay Spirits Marketing and Sales Company Limited and their related entities (collectively, ‘‘Roaring Water Bay’’). The acquisition has been accounted for under purchase accounting. Simultaneously, GSC was merged into CB-USA, and Castle Brands Inc. issued stock to GSC's shareholders in exchange for their shares of GSC. Subsequent to the acquisition, The Roaring Water Bay Spirits Group Limited was renamed Castle Brands Spirits Group Limited (‘‘CB Ireland’’) and The Roaring Water Bay Spirits Marketing and Sales Company Limited was renamed Castle Brands Spirits Marketing and Sales Company Limited (‘‘CB-UK’’).

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

B.	Brands – Vodka — Boru vodka, is an ultra-pure, quintuple distilled and specially filtered premium vodka. Boru is produced in Ireland and has three flavor extensions (citrus, orange and crazzberry).

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

C.	Principles of consolidation – The consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and its wholly-owned foreign subsidiaries, CB Ireland and CB-UK, and its majority owned Gosling-Castle Partners, Inc. with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

D.	Organization and operations – The Company is principally engaged in the manufacture, marketing and sale of fine spirit brands of vodka, Irish whiskey, rums and liqueurs (the ‘‘products’’) in the United States, Canada, Europe, and the Caribbean.

E.	Cash equivalents – The Company considers all highly liquid instruments with a maturity at date of acquisition of three-months or less to be cash equivalents.

F.	Trade accounts receivable – The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of the Company's customers.

G.	Revenue recognition – Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor or a control state), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.	Inventories – Inventories, which comprise distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold.

I.	Equipment – Equipment consists of office equipment, computers and software and furniture and fixtures. When assets are retired or otherwise disposed of, the cost and related depreciation is removed from the accounts, and any resulting gain or loss is recognized in the statement of operations. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Depreciation expense for the three months ended September 30, 2006 and 2005 totaled $41,840 and $29,893, respectively and was $78,286 and $57,748 for the six months ended September 30, 2006 and 2005, respectively.

J.	Goodwill and other intangible assets – Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of September 30, 2006 and March 31, 2006, goodwill and other indefinite lived intangible assets that arose from acquisitions were $11.6 million and $11.6 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed its annual impairment assessment on long-lived assets, including intangible assets and goodwill. The Company concluded that no impairment existed at March 31, 2006. Amortization expense for the three months ended September 30, 2006 and 2005 totaled $203,954 and $190,450, respectively and was $402,002 and $384,080 for the six months ended September 30, 2006 and 2005, respectively.

On September 1, 2006, the Company delivered notice to Comans Wholesale Limited that it was terminating its distribution agreement. As a result of the delivery of the notice, the distribution agreement will terminate, as provided for by its terms, as of September 15, 2007. The Company has adjusted the estimated useful life of the underlying intangible asset to agree to the termination date. The change in estimated useful life resulted in an additional $8,000 in amortization expense for the quarter ended September 30, 2006.

K.	Deferred registration costs – The costs associated with the Company's initial public offering were initially recorded as deferred registration costs then charged to additional paid in capital at the close of the offering on April 10, 2006.

L.	Shipping and handling – The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company's regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense. Shipping charges included in selling expense for the three months ended September 30, 2006 and 2005 amounted to $41,968 and $73,020, respectively and were $179,129 and $165,173 for the six months ended September 30, 2006 and 2005, respectively.

M.	Excise taxes and duty – Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain and then transferred out of ‘‘bond.’’ Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold ‘‘ex warehouse’’ the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. During the three-month and six-month periods ended September 30, 2006 and 2005, the captions for the Company's revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Three-months ended September 30,		Six-months ended September 30,
	2006	2005	2006	2005
Sales, net	$1,488,077	$902,576	$2,622,016	$1,894,757
Cost of Sales	$1,488,077	$902,576	$2,622,016	$1,894,757

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

O.	Foreign currency translation – The functional currency for the Company's foreign operations is the euro in Ireland, the British pound in the United Kingdom, and the Canadian dollar in Canada. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying condensed consolidated statements of operations.

P.	Fair value of financial instruments – SFAS No. 107, ‘‘Disclosures About Fair Value of Financial Instruments,’’ defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to the Company.

Q.	Income taxes – Under the asset and liability method of SFAS No. 109 ‘‘Accounting for Income Taxes,’’ deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

R.	Stock-based compensation – Effective April 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to April 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, had not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the three-month and six month periods ended September 30, 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation ; and 2) amortization related to all stock option awards granted on or subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated annually and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

As a result of the adoption of SFAS 123R, incremental compensation expense for the three-month and six-month periods ended September 30, 2006 amounted to $276,921 and $771,415, respectively, of which $136,603 and $221,472 is included in selling expense, respectively, and $140,318 and $549,943 in general and administrative expense, respectively, in the accompanying condensed consolidated statements of operations. At September 30, 2006 total unrecognized compensation cost amounted to approximately $3,339,206, representing 921,433 unvested options.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company's stock option plan had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per common share would have been as follows:

	For the three-months ended September 30, 2005	For the six-months ended September 30, 2005
Net loss attributable to common stockholders, as reported	$(3,236,923)	$(6,673,605)
Stock-based compensation expense determined	(60,966)	(171,419)
Pro forma net loss attributable to common stockholders	$(3,297,889)	$(6,845,024)
Loss per share: Basic and diluted – as reported	$(1.04)	$(2.15)
Basic and diluted – pro forma	$(1.06)	$(2.20)

S.	Research and development costs – The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

T.	Advertising – Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, for the three months ended September 30, 2006 and 2005 was $1,462,782 and $935,190, respectively and was $2,528,900 and $2,003,765 for the six months ended September 30, 2006 and 2005, respectively.

U.	Impairment of long-lived assets – The Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. When the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

V.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, fair value of put warrants, derivative instruments and other equity issuances, allowance for doubtful accounts, depreciation, amortization and expense accruals.

W.	Recent accounting pronouncements – In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, ‘‘Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a ‘‘restatement process’’ where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company's 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

NOTE 2 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent conversion of debentures and convertible preferred stock outstanding. In computing diluted net loss per share for the three-month and six-month periods ended September 30, 2006 and 2005, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and convertible debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30,
	2006	2005
Stock options	1,328,500	915,500
Stock warrants	598,618	598,618
Convertible debentures	1,125,000	2,245,505
Convertible preferred stock	—	4,089,465
Total	3,052,118	7,849,088

NOTE 3 – INVENTORIES

	September 30,	March 31,
	2006	2006
Raw materials	$1,622,458	$1,339,697
Finished goods	7,154,817	5,333,538
Total	$8,777,275	$6,673,235

As of September 30, and March 31, 2006, 100% of the raw materials and 16.6% and 23.5%, respectively, of finished goods were located outside of the United States.

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

NOTE 4 – INVESTMENTS AND ACQUISITIONS

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

•	global distribution rights (excluding Bermuda) to the Gosling's portfolio of products;

•	appointment as the exclusive authorized global exporter for the GXB product line;

•	an exclusive license for the use of GXB's global trademarks for its brand portfolio;

The Company agreed to pay GCP $5,000,000 for its 60% interest: $100,000 in cash and issuance of a promissory note of $4,900,000 to GCP for the balance owed. This promissory note is payable in five installments as follows:

$1,025,000 on April 1, 2005

$1,125,000 on October 1, 2005

$1,000,000 on April 1, 2006

$1,000,000 on October 1, 2006; and

$750,000 on April 1, 2007

Effective with the payment of the second installment on October 1, 2005, this promissory note began accruing interest on the unpaid principal amount at the rate of 4% per annum until the note is repaid in full. As of September 30, and June 30, 2006, $90,000 and $68,667, respectively, in interest on this note has been accrued and remains unpaid.

The global distribution agreement commenced on April 1, 2005 and has a 15 year term. It is renewable for additional 15 year terms as long as GCP meets certain case sale targets during the initial term as set forth in the agreement. (See Note 17 — Gosling-Castle Partners Inc. Export Agreement with Gosling's Export (Bermuda) Limited). The Company ascribed the entire purchase of $5,000,000 to the Gosling global distribution agreement described above. In conjunction with this transaction the Company recorded a deferred tax liability of $2,222,222 to reflect the difference between the adjusted book value and tax basis. This deferred tax liability was recorded as an increase to the value of the distribution agreement and is included in intangible assets.

NOTE 5 – RESTRICTED CASH

In connection with the credit facilities as described in Note 7, personal guarantees of the two former managing directors of CB Ireland and CB-UK in the amount of €158,717 were cancelled and replaced with a deposit of cash collateral of €375,000, or $475,814 and $362,293 (as translated at the exchange rate in effect on September 30, and March 31, 2006, respectively).

NOTE 6 – OVERDRAFT ACCOUNTS

CB Ireland and CB-UK maintain overdraft coverage with a financial institution in Ireland of up to €400,000 ($502,000) and £20,000 ($36,300), respectively. Overdraft balances included in notes payable for the periods presented totaled $524,447 and $98,327 at September 30 and March 31, 2006, respectively.

NOTE 7 – SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASE

	September 30,	March 31,
	2006	2006
Notes payable consist of the following:
Revolving credit facilities (A)	$869,025	$332,409
Revolving credit facilities (B)	66,630	166,283
Subordinated notes (C)	—	307,938
Senior notes (D)	4,605,088	4,594,791
Subordinated convertible notes (E)	9,000,000	15,000,000
Non-interest bearing notes (F)	625,000	1,210,162
9% Promissory note (G)	—	2,000,000
	15,165,743	23,611,583
Capital leases	10,666	12,395
Total	$15,176,409	$23,623,978

(A)	The Company has arranged revolving credit facilities aggregating approximately €1,412,303 ($1,791,930) with a lender for working capital purposes. These facilities are payable on demand, continue until terminated by either party on not less than three-months prior written notice, and call for interest at rates ranging from prime plus 3% to 7.85%. The Company also maintains a €190,000 ($241,072) term note with the same lender. The note carries an interest rate of 5.2%, is payable on demand and subject to annual review and renewal by the lender, and calls for monthly payments of principal and interest of €6,377 through 2007.

(B)	The Company has arranged revolving credit facilities aggregating approximately £242,000 ($453,236). The facilities, which are payable on demand and subject to annual review and renewal by the lender, call for interest at rates ranging from prime plus 2% to prime plus 2.25%.

(C)	In connection with the Company's acquisition of CB Ireland, the Company issued to the former minority shareholders of CB Ireland €255,000 ($307,937) of subordinated notes, which were set to mature on July 11, 2007. The notes accrued interest at the rate of 5.7% per annum with the aggregate interest payable being limited to €51,000 ($61,588). All outstanding principal and accrued interest on these notes in the amount of €290,328 ($350,600) were paid in April 2006.

(D)	On June 9, September 28 and October 13, 2004, the Company issued $3,555,000, $1,005,000 and $100,000, respectively, of senior notes secured by accounts receivable and inventories of CB-USA. As issued, these senior notes bore an interest rate of 8%, payable semi-annually on November 30th and May 31st, and matured on May 31, 2007. Effective August 15, 2005, the terms of these notes were modified with the consent of the note holders to mature on May 31, 2009 in exchange for an interest rate adjustment to 9%. In addition, each holder of $1,000 of senior notes received warrants to purchase 25 shares of the Company's common stock at $8.00 per share. At September 30, 2006, there were 116,500 warrants issued and outstanding in conjunction with issuance of senior notes. These warrants have been valued at $129,195 in the aggregate and have been treated as a discount to the notes payable. Interest expense pertaining to this discount is recognized, and the notes payable accreted, over the adjusted term of the notes with a maturity date of May 2009.

(E)	On March 1, 2005, the Company entered into an agreement to issue up to $10,000,000 of subordinated convertible notes to a single investor. In June 2005, the Company issued the remaining $5,000,000 of convertible notes. The notes, which mature five years from the date of issuance, bear interest at the rate of 6% per annum which is payable quarterly. The Company has the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through September 30, 2006, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note and has the means and intent to continue to do so. The notes may be converted into common stock at $8 per share at any time, and shall be converted at the option of the holder or automatically after the third year from the date of issuance on the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. 40% of the notes converted automatically into common stock upon the completion of the Company's initial public offering on April 10, 2006, at a price of $7.00 per share.

In July 2005, the Company entered into an agreement with an investor to issue $5,000,000 of subordinated convertible notes. The closing was completed in August 2005. The notes, which mature five years from the date of issuance, bear interest at the rate of 6% per annum. The Company has the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through September 30, 2006, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note and has the means and intent to continue to do so. The notes may be converted into common stock at $8 per share at any time, and shall be converted automatically after the third year from the date of issuance on the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. 40% of the notes converted automatically into common stock upon the completion of the Company's initial public offering on April 10, 2006, at a price of $7.00 per share.

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

(F)	On February 14, 2005, the Company, through its interest in GCP, entered into an agreement with Gosling's Export (Bermuda) Limited (‘‘GXB’’) to acquire the global distribution rights (excluding Bermuda) to GXB's portfolio of products in exchange for $2,500,000 in non-interest bearing notes due in four equal semi-annual installments (See Note 4).

(G)	On February 17, 2006, the Company entered into a $5 million credit agreement with an investment trust which is a stockholder and controlled by one of the Company's directors. On February 17, 2006, the Company borrowed $2.0 million under this credit agreement and issued a promissory note bearing interest at the rate of 9% per annum, payable at maturity. In addition, the Company paid a $100,000 facility fee upon receipt of these funds. The Company repaid all outstanding principal and accrued interest under this note in the amount of $2,026,000 in April 2006.

The Company financed the purchase of certain office equipment totaling $17,821 included in equipment. The leases call for monthly payments of $337 in principal and interest at the rate of 5% per annum, to be paid through July 2009. As of September 30, and March 31, 2006, the Company owed $10,666 and $12,395 respectively, under this lease. As of September 30, 2006, future minimum lease payments equal $11,128 including interest.

Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on September 30, 2006):

For the Period ending September 30,
2007	$1,563,941
2008	4,084
2009	3,296
2010	7,605,088
2011	6,000,000
Total	15,176,409
Less current portion	1,563,941
Non current portion	$13,612,468

NOTE 8 – ROARING WATER BAY NOTES PAYABLE

In connection with the Company's acquisition of Roaring Water Bay in December 2003 (see Note 1.A), €444,389 ($576,372) of subordinated notes were issued by CB Ireland in substitution of subordinated notes of the same amount originally issued on April 1, 2001 by CB Ireland. The original notes had a maturity date of April 1, 2006 and were non- interest bearing. The replacement notes were non-interest bearing and the terms called for annual principal payments of €177,743, €133,323 and €133,323 on December 1, 2004, 2005 and 2006, respectively. Interest of 6% was imputed on these notes at the date of acquisition of $56,653. The note discount was accreted monthly by a charge to interest expense. For the three-months ended September 30, 2006 and 2005, the Company recorded interest expense on these notes of $0 and $4,678, respectively. For the six months ended September 30, 2006 and 2005, the Company recorded interest expense on these notes of $11,500 and $9,510 respectively.

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

NOTE 9 – COMMON STOCK

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

Net proceeds to the company after payment of issuance costs not already paid as of April 10, 2006 were $26,533,652, determined as follows:

Aggregate offering proceeds to the Company	$31,500,000
Underwriting discounts and commissions	2,205,000
Other fees and expenses	2,761,348
Total expenses	4,966,348
Net proceeds to the company	$26,533,652

The Company has received all final invoices and adjustments incurred in connection with its initial public offering and has paid all balances in full.

In addition, certain transactions occurred at the time of the initial public offering and were settled from the net proceeds of such offering:

•	The conversion of all of the Company's outstanding Series A convertible preferred stock into 535,715 shares of common stock;

•	The conversion of all of the Company's outstanding Series B convertible preferred stock into 200,000 shares of common stock;

•	The conversion of all of the Company's outstanding Series C convertible preferred stock into 3,353,748 shares of common stock;

•	193,107 shares of common stock were issued in payment of all of the dividends accrued on preferred stock through April 9, 2006;

•	All of the €1,374,750 ($1,660,148) principal amount of the Company's 5% euro denominated convertible subordinated notes was converted into 263,362 shares of common stock;

•	$6.0 million (40%) of the $15.0 million principal amount of the Company's 6% convertible notes was converted into 857,143 shares of common stock;

•	Unamortized deferred financing costs incurred in connection with the $6.0 million of 6% convertible notes referred to above were recognized as interest expense;

•	€255,000 ($307,937) of subordinated notes were repaid;

•	The balance of non-interest bearing shareholder notes payable, including $13,888 of aggregate imputed interest on the original notes, from net offering proceeds ($159,963), adjusted for change in foreign exchange rate at payment date ($1,038) was repaid;

•	$2,005,000 of borrowings under the February 2006 credit facility (including $5,000 of interest accrued from April 1, 2006 through April 10, 2006) was repaid;

•	$91,222 of accrued interest was paid; and

•	$204,952 of all accrued dividends on the preferred membership units of the predecessor company, Great Spirits, LLC was paid.

At September 30, 2006, the Company had 12,009,741 common shares outstanding.

NOTE 10 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company had convertible preferred stock outstanding, as follows:

March 31, 2006
Description
Convertible Preferred Stock, Series A, $1 par value, 550,000 shares authorized, 535,715 shares issued and outstanding; cash dividends at 5%, or accrued dividends at 7% at Company's option, paid semi-annually; 20% redemption per year commencing with sixth anniversary of issuance, automatic conversion to common stock at conversion price of $7 per share upon initial public offering of $10 million or more	$3,750,005
Convertible Preferred Stock, Series B, $1 par value, 200,000 shares authorized, issued and outstanding; cash dividends at 5%, or accrued dividends at 7% at Company's option, paid semi-annually, 20% redemption per year commencing with sixth anniversary of issuance, automatic conversion to common stock at conversion price of $6 per share upon initial public offering of $10 million or more	1,200,000
Convertible Preferred Stock, Series C, $1 par value, 3,353,750 shares authorized, 3,353,750 issued and outstanding at March 31, 2006; cash dividends at 4%, or accrued dividends at 6% at Company's option, paid semi-annually; 20% redemption per year commencing with sixth anniversary of issuance, automatic conversion to common stock at conversion price of $8 per share upon initial public offering of $10 million or more	26,830,000
(See Note 13 for consideration given to warrant beneficial conversion features)
Subtotal	31,780,005
Offering costs and value ascribed to warrants	(3,332,322)
Net	$28,447,683

Effective with the Company's initial public offering on April 6, 2006, all of the Company's outstanding Series A convertible preferred stock converted into 535,715 shares of common stock; all of the Company's outstanding Series B convertible preferred stock converted into 200,000 shares of common stock; and all of the Company's outstanding Series C convertible preferred stock converted into 3,353,748 shares of common stock.

NOTE 11 – FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2006, the Company held outstanding forward exchange positions for the purchase of euros, expiring through July 2006, in the amount of $723,700 with a weighted average conversion rate of €1 = $1.2062 as compared to the spot rate at March 31, 2006 of €1 = $1.2076. At September 30, 2006, the Company had no outstanding forward exchange positions for the purchase of euros. Gain or loss on foreign transactions, which was de minimus, is included in other income and expense.

NOTE 12 – PROVISION FOR INCOME TAXES

The Company's income tax benefit for the three-month and six-month periods ended September 30, 2006 and 2005 consists of federal and state and local taxes attributable to

Gosling-Castle Partners Inc. (‘‘GCP’’) which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the three-months ended September 30, 2006 and 2005, the Company recognized $37,038 and $37,038 of deferred tax benefits, respectively, and $74,076 and $74,076 for the six months ended September 30, 2006 and 2005, respectively.

On December 1, 2003, the Company recorded a deferred tax liability of $629,444 as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

NOTE 13 – STOCK OPTIONS AND WARRANTS

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

Stock-based compensation expense recognized in the Statement of for the three-month and six-month periods ended September 30, 2006 amounted to $276,921 and $771,415, respectively. There were no options exercised under all share-based payment arrangements for the six-months ended September 30, 2006.

A summary of the options outstanding under the stock option plan is as follows:

	Six-months ended September 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	888,500	$6.82	745,500	$6.47
Granted	440,000	7.91	170,000	8.00
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at end of period	1,328,500	7.18	915,500	6.76
Options exercisable at period end	409,267	$6.63	188,533	$6.34
Weighted average fair value of options granted during the period		$3.63		$3.05

The following table represents information relating to stock options outstanding at September 30, 2006:

	Options Outstanding		Options Exercisable		Aggregate Intrinsic Value
Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price

522,000	$6.00	7.47	257,667	$6.00	$1,153,860
200,000	7.23	9.70	50,000	7.23	1,054,000
100,000	7.73	9.95	—	8.00	570,000
366,500	8.00	8.47	101,600	8.00	1,117,425
140,000	9.00	9.50	—	9.00	922,600
1,328,500			409,267		$4,817,885

As of September 30, 2006, the total stock options outstanding were 1,328,500. The weighted average exercise price of these options was $7.18. The weighted average remaining life of the options outstanding and exercisable was 8.36 and 7.15, respectively. Total stock options exercisable as of September 30, 2006 were 409,267. The weighted average exercise price of these options was $6.63.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	September 30,	March 31,
	2006	2006
Risk-free interest rates	4.93-5.19%	4.37-4.43%
Expected options life in years	7.00	7.00
Expected stock price volatility	75%	25%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company's stock options that have not vested for the three-months and six-months ended September 30, 2006:

	Shares	Weighted Average Exercise Price
Nonvested at April 1, 2006	586,733	$7.02
Granted	340,000	7.96
Canceled or expired	—	—
Vested	(103,500)	7.32
Nonvested at June 30, 2006	823,233	7.39
Granted	100,000	7.73
Canceled or expired	—	—
Vested	(4,000)	8.00
Nonvested at September 30, 2006	919,233	$7.37

As of September 30, 2006, there was $3,339,206 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 8.75 years. The total fair value of shares vested during the three-months and six months ended September 30, 2006 was $32,330 and $437,981, respectively.

The Company did not recognize any tax benefit for the six months ended September 30, 2006 due to the full valuation allowance on its deferred tax assets.

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

The Company has reflected the fair value of the combined instrument at September 30, and March 31, 2006 included in the balance sheet caption accrued expenses, put warrants payable and derivative instrument of approximately $318,000 and $307,000, respectively.

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

Common Stock Warrants Issued to Senior Note Holders

In connection with the issuance of the senior notes in June, September and October 2004, the Company entered into a warrant agreement to grant the right to purchase 116,500 shares of the Company's common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at fair value and accounted for as a discount of the face value of the senior notes and a credit to additional paid-in capital of $129,195. This discount will be recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For three-months ended September 30, 2006 and 2005, the Company recorded $5,148 and $7,020, respectively, of senior note accretion as additional interest expense, and $10,296 and $17,784 for the six months ended September 30, 2006 and 2005, respectively.

Common Stock Warrants Issued to Financial Advisor

In July 2005, the Company granted to a financial advisor warrants to purchase up to 100,000 shares of common stock at $8.00 per share. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon the completion of the initial public offering in April 2006. The Company fair valued the warrant at $283,727 and recorded a charge upon vesting. The charge is included in interest expense on the accompanying condensed consolidated statements of operations.

Common Stock Warrants Issued in Gosling's Acquisition

In connection with the acquisition of the Company's interest in GCP it agreed to issue warrants to purchase 90,000 shares of common stock at $8.00 per share to three members of the Gosling family and an employee. The Company recorded warrants at fair value as an increase to the purchase price.

The following is a summary of the company's outstanding warrants:

	Warrants	Weighted Average Exercise Price Per Warrant
Warrants outstanding, March 31, 2006	598,618	$7.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Warrants outstanding, September 30, 2006	598,618	$7.67
Warrants exercisable, September 30, 2006	598,618	$7.67

NOTE 14 – RELATED PARTY TRANSACTIONS

A.	The Company is operating under an agreement with MHW, Ltd. (‘‘MHW’’) whereby MHW acts as the Company's agent in the distribution of its products across the United States. MHW's president also serves as a director of the Company and has a de minimis indirect ownership interest in the Company. In addition, MHW has a 10% ownership interest in the Celtic Crossing brand, one of the Company's products, in the United States and its territories, Canada, Mexico, and the Caribbean.

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

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the three months ended September 30, 2006 and 2005, aggregate charges recorded for all services provided were approximately $64,651 and $63,412, respectively and were $124,358 and $115,466 for the six months ended September 30, 2006 and 2005, respectively. These charges have been included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

B.	The Company has transactions with Knappogue Corp., a shareholder in the Company. Knappogue Corp. is controlled by the Company's CEO and his family. The transactions primarily involved rental fees for use of Knappogue Corp.'s interest in the Knappogue Castle for various corporate purposes including Company meetings and to entertain customers. For the three months ended September 30, 2006 and 2005, the Company recognized $5,000 and $0, respectively, and recognized $5,000 and $7,540 for the six months ended September 30, 2006 and 2005, respectively.

C.	In April 2004, the Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company's portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provides for a monthly retainer to BPW, Ltd. of $3,500, a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company's management. This contract is cancelable by either party, at their convenience, upon 30 days written notice. For the three months ended September 30, 2006 and 2005, the Company recognized $13,220 and $23,000, respectively and $22,546 and $33,500 for the six months ended September 30, 2006 and 2005, respectively, under this contract.

D.	For the three months ended September 30, 2006 and 2005, and for the six months ended September 30, 2006 and 2005, the Company purchased goods from Terra Manufacturing Limited (‘‘Terra’’) and Carbery Milk Products Limited (‘‘Carbery’’) of approximately $692,078, and $608,020, respectively, and $1,101,885 and $1,136,945 respectively. The Company had assumed the underlying supplier agreements with Terra and Carbery from CB-Ireland. Terra's affiliate, Tanis Investments, and Carbery are both shareholders in the Company. As of September 30, 2006 and 2005, the Company was indebted to these two affiliates in the amount of approximately $446,685 and $728,470 respectively, which is included in due to stockholders and affiliates on the accompanying condensed consolidated balance sheet.

E.	For the three-months ended September 30, 2006 and 2005, the Company made royalty payments of approximately $9,563 and $9, 604, respectively, and for the six months ended September 30, 2006 and 2005 it made payments of $18,976 and $18,654, respectively, for use of a patent, to an entity that is owned by two stockholders in the Company. These charges have been included in other expense on the accompanying consolidated statements of operations. The royalty agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($114,192) for the duration of the licensing period, which expires on December 1, 2008.

F.	In February and August 2005, the Company executed agreements with the two Co-Managing Directors of CB Ireland whereby, effective March 11, 2005 and December 1, 2005, respectively, each individual resigned his position in CB Ireland in exchange for a consultancy agreement consisting of fifteen monthly payments totaling €196,875, plus Value Added Tax (‘‘VAT’’). The balance due, net of payments made, was $124,351 and $113,462 at September 30, 2006 and 2005, respectively. In addition, under the terms of these agreements, the stock options of these individuals were deemed to have accrued two years' vesting at the end of the consultancy period, the exercise period for their stock options was extended to December 1, 2008, and the Company agreed to pay off the outstanding balance of their 5% Convertible Subordinated Notes, each dated December 1, 2003, and each in the amount of €465,550 and their Subordinated Note, each dated December 1, 2003, and each in the amount of €133,323 at the earlier of one month following the completion of the Company's initial public offering or in four quarterly installments beginning January 1, 2006. The Company paid the outstanding balance on each of these subordinated notes in the amount of $159,961 on April 19, 2006. The Company also reimbursed these individuals the legal fees incurred in connection with their consultancy agreements in the amounts of €8,000 and €5,000, respectively, plus VAT. For the three-months and six-months ended September 30, 2006 and 2005, the Company made payments of $50,208 and $48,058, respectively and $132,574 and $108,117, respectively, pursuant to these agreements. In September 2005, the Company consented to the sale of the 5% Convertible Notes held by the two Co-Managing Directors of CB Ireland and shares of common stock held by one of the Co-Managing Directors to third parties.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (‘‘Irish Distillers’’), which provides for the production of Irish whiskeys for the Company through 2014, subject to automatic five year extensions thereafter. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current year and contracts to purchase that amount. For the calendar year ended December 31, 2006, the Company has contracted to purchase approximately €654,746 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company's products, for an indefinite period.

C.	In August 2004, Castle Brands entered into an agency agreement with I.L.A.R. S.p.A., the producer of Pallini Limoncello and its flavor extensions, to be the sole and exclusive importer of Pallini Limoncello and its flavor extensions throughout the United States and its territories and possessions. This agreement is subject to automatic renewal for as much as five years per renewal period upon Castle Brands achievement of contractual case sale targets. The agreement expires on December 31, 2009.

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

D.	In September 2004, CB-USA entered into an exclusive distribution agreement with Gosling's Export (Bermuda) Limited (‘‘GXB’’) to be the sole and exclusive importer of Gosling's rum brands within the United States. Under this agreement, CB-USA will receive a net sales commission on each case sold. In February 2005, GXB sold its interest in the distribution agreement to Gosling-Castle Partners Inc. (See Note 17).

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

E.	In June 2004, the Company executed subleases for office space in Dublin, Ireland and midtown Manhattan. The Dublin office lease commenced on June 1, 2004 and extends through February 28, 2009. Rent is payable quarterly in advance. The New York City lease commenced on August 15, 2004 and extends through March 30, 2008. The Houston, Texas lease commenced on February 24, 2000 and extends through March 31, 2007. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments are as follows:

For the years ending September 30,	Amount
2007	$300,864
2008	139,866
2009	4,962
2010	1,012
Total	$446,704

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $105,026 and $99,221 for the three-months ended September 30, 2006 and 2005, respectively, and $197,983 and $184,150 for the six months ended and September 30, 2006 and 2005, respectively, and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

G.	Pursuant to a composite inter-company guarantee in the amount of €860,000 ($1,091,168) completed in February 2005 between the Company, Castle Brands Spirits Company Limited and Castle Brands Spirits (GB) Limited, the Company has guaranteed the loans from Ulster Bank to the Company's European subsidiaries.

H.	The Company is subject to strict federal and state government regulations associated with the marketing, import, warehouse, transport, and distributions of spirits.

NOTE 16 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of September 30, and March 31, 2006, the Company exceeded the insured limit by approximately $13,590,000 and $1,300,000, respectively. Management believes the Company is not exposed to any significant credit risk because the institutions are international money center banking institutions with strong financial positions.

NOTE 17 –	GOSLING-CASTLE PARTNERS INC. EXPORT AGREEMENT WITH GOSLING'S EXPORT (BERMUDA) LIMITED

In February 2005, Gosling-Castle Partners Inc. secured the GXB global distribution rights under an Export Agreement (the ‘‘Agreement’’) with GXB. This agreement calls for GCP to pay $2,500,000 to GXB for the assignment of its global distribution rights in four equal installments at April 1, 2005, October 1, 2005, April 1, 2006 and October 1, 2006. The discounted note has been fully accreted at September 30, 2006. For the three-months ended September 30, 2006 and 2005, the Company recognized interest expense of $19,919 and $19,919, respectively. For the six-months ended September 30, 2006 and 2005, the Company recognized interest expense of $39,838 and $39,838, respectively, on this note.

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

NOTE 18 – GEOGRAPHIC INFORMATION

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

	For the three-months ended September 30,				For the six-months ended September 30,
	2006		2005		2006		2005
Consolidated Revenue:
International	$1,969,140	31.5%	$1,682,313	32.5%	$3,852,184	32.9%	$3,468,009	34.4%
United States	4,282,922	68.5%	3,492,831	67.5%	7,860,283	67.1%	6,623,529	65.6%
Total Consolidated Revenue	$6,252,062	100%	$5,175,144	100%	$11,712,467	100%	$10,091,538	100%
Consolidated Depreciation and Amortization
International	$19,353	7.9%	$19,327	8.8%	$38,295	8.0%	$39,536	8.9%
United States	226,441	92.1%	201,016	91.2%	441,993	92.0%	402,292	91.1%
Total Consolidated Depreciation and Amortization	$245,794	100%	$220,343	100%	$480,288	100%	$441,828	100%
Income Tax Benefit
United States	$37,038	100%	$37,038	100%	$74,076	100%	$74,076	100%
Revenues by Category:
Vodka	$2,024,189	32.4%	$1,564,501	30.2%	$3,862,152	33.0%	$3,319,926	32.9%
Rum	2,138,809	34.2%	1,693,166	32.7%	3,944,885	33.7%	3,437,765	34.1%
Liqueurs/Cordials	1,329,587	21.3%	1,158,685	22.4%	2,379,712	20.3%	1,894,433	18.8%
Whiskey	692,590	11.1%	742,240	14.4%	1,420,673	12.1%	1,422,862	14.1%
Other*	66,887	1.0%	16,552	0.3%	105,045	0.9%	16,552	0.1%
Total Consolidated Revenue	$6,252,062	100%	$5,175,144	100.0%	$11,712,467	100%	$10,091,538	100.0%
Consolidated Assets:
International	$6,027,458	10.4%
United States	51,830,254	89.6%
Total Consolidated Assets	$57,857,712	100.0%

* Includes related food products.

NOTE 19 – SUBSEQUENT EVENTS

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, Ltd. (‘‘McLain & Kyne’’), pursuant to a Stock Purchase Agreement among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson, Beth Allison Zoeller Willis (collectively, the ‘‘Sellers’’) and the Company (the ‘‘Agreement’’). McLain & Kyne is a Louisville, Kentucky based developer and marketer of three premium small batch bourbons: Jefferson's, Jefferson's Reserve and Sam Houston. As consideration for the acquisition, the Company has paid $1,294,800 in cash to the Sellers and will issue to the Sellers 100,000 shares of its common stock. The Company will also pay an earn-out to the Sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which shall not exceed $4,000,000, will be determined by a calculation based on the gross margin (as defined in the Agreement) recognized by the Company from the sales of McLain & Kyne's bourbons through March 31, 2011.

The Agreement also provides for, among other things, representations, warranties, indemnities and ‘‘piggyback’’ registration rights to the Sellers.

On November 10, 2006, CB-USA issued to 11 individuals an aggregate of $5,340,000 of additional senior notes secured by accounts receivable and inventories of CB-USA. These notes mature on May 31, 2009 and bear interest at 9% payable semi-annually. In addition, each holder of senior notes received warrants to purchase 40 shares of the Company's common stock at $8.00 per share for each $1,000 of additional senior notes purchased by such holder. There were 213,600 warrants issued in conjunction with the issuance of the additional senior notes. These warrants have been valued at $814,814 and will be treated as a discount to the notes payable. Interest expense pertaining to this discount will be recognized, and the notes payable accreted, over the term of the notes with a maturity of May 2009.

NOTE 20 –	ACCOUNTING FOR DERIVATIVE INSTRUMENT, THE INCREASING RATE DIVIDEND ON THE SERIES C PREFERRED STOCK AND AMORTIZATION OF DEFINITE LIVED INTANGIBLE ASSET — REVISION

The Company has revised the accompanying financial statements to reflect as a liability the fair value of a derivative instrument (put warrant issued December 1, 2003) (see Note 13). Such recomputation of the fair value of the derivative instrument resulted in a change for the six-months ended September 30, 2005. The fair value of the derivative instrument at December 1, 2003 was $282,295. The Company has recorded the changes in fair value of the derivative financial instrument at each reporting period presented in the Statement of Operations.

The Company has revised the accompanying financial statements to reflect the fair value of Series C Preferred Stock from the date of issuance. As issued, the Series C Preferred Stock did not accrue dividends until December 1, 2005. Increasing rate preferred stock is initially recorded at fair value and the discount amortized over the period preceding the commencement of the perpetual dividend by recording a deemed dividend and increasing the carrying amount of the preferred stock by a corresponding amount. The fair value of the Series C Preferred Stock deemed dividend at December 1, 2003 was $1,259,262. The amortization on the Series C Preferred Stock resulted in a change for the six-months ended September 30, 2005.

The Company has revised the accompanying financial statements to reflect the amortization of certain intangibles which have been reclassified from indefinite lived assets to intangible assets with an estimated life of five years and ten years, respectively. The amortization of the intangibles resulted in a change for the six-months ended September 30, 2005.

The following table summarizes the recomputation of fair value on the derivative instrument, the increasing rate dividend on Series C Preferred Stock at December 1, 2003 and the amortization of the reclassified definite lived intangible assets.

	As previously reported	As revised	Adjustment
Value of derivative instrument	$0	$282,295	$282,295
Fair value of Series C Preferred Stock deemed dividend	$0	$1,259,262	$1,259,262
Amortization of definite lived intangibles	$0	$247,633	$247,633

Net loss, preferred stock and preferred membership unit dividends and net loss attributable to common stockholders for all periods presented were amended as follows as a result of the above revisions:

	Net loss	Preferred stock and preferred membership unit dividends	Net loss attributable to common stockholders	Net loss per common share attributable to common stockholders basic and diluted
As previously reported September 30, 2005	$(5,918,693)	$202,579	$(6,121,272)	$(1.97)
Current credit/(charge) on derivative instrument	15,050		15,050	0.01
Increasing rate dividend on Series C Preferred Stock		489,183	(489,183)	(0.16)
Amortization of definite lived intangibles	(78,200)		(78,200)	(0.03)
As revised, September 30, 2005	$(5,981,843)	$691,762	$(6,673,605)	$(2.15)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions plans and beliefs that constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘thinks,’’ ‘‘estimates,’’ ‘‘seeks,’’ ‘‘expects,’’ ‘‘predicts,’’ ‘‘could,’’ ‘‘projects,’’ ‘‘potential’’ and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include, without limitation, our history of losses and expectation of further losses; the effect of poor operating results on our company; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands; the impact of supply shortages and alcohol and packaging costs in general; our ability to raise capital; our ability to fully utilize and retain new executives; negative publicity surrounding our products or the consumption of beverage alcohol products in general; our ability to acquire and/or maintain brand recognition and acceptance; trends in consumer tastes; our ability to protect trademarks and other proprietary information; the impact of litigation; the impact of federal, state, local or foreign government regulations; the effect of competition in our industry; and economic and political conditions generally; and the other factors listed under the caption ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended March 31, 2006 and elsewhere in this report.

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

Overview

We develop and market premium branded spirits in several growing market categories, including vodka, rum, Irish whiskey, liqueurs/cordials, and beginning in October 2006, bourbon. We distribute these spirits in all 50 U.S. states and the District of Columbia, in six key international markets: Ireland, Great Britain, Germany, France, Italy and Canada, and in a number of other countries in continental Europe. Our brands include, among others, Boru vodka, Gosling’s rums, Knappogue Castle Whiskey and the Pallini liqueurs.

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

For the three-months ended September 30, 2006, our total net sales increased $1.1 million, to $6.3 million, representing a 20.8% increase when compared against $5.2 million in the comparable prior year period. This increase was driven by organic growth of our existing brands, led by Boru vodka and Gosling’s rums.

In the same period, selling expense increased $1.5 million, to $4.7 million, representing a 46.1% increase when compared against $3.2 million in the comparable prior year period, due primarily to volume driven increases in distributor incentives, sales support expense, selling related shipping costs and sales commissions as well as billboard and print media advertising expenses pertaining to a recent Gosling’s rum advertising campaign.

General and administrative expense increased $0.7 million, or 53.6%, to $1.9 million for the three-months ended September 30, 2006 versus $1.2 million in the comparable prior year period primarily due to increased financial printing charges incurred in connection with our change in status to a public company, as well as to increases in compensation expense, our D&O liability insurance expense and travel and entertainment expenses. Depreciation and amortization remained approximately the same as the same period in 2005.

Case Sales

The following table sets forth certain information regarding our case sales for the three and six month periods ended September 30, 2006 and 2005. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three-months Ended September 30,		Six-months Ended September 30,
Case Sales	2006	2005	2006	2005
Cases
United States	48,107	41,294	90,637	73,972
International	32,011	29,645	59,976	57,913
Total	80,118	70,939	150,613	131,885
Vodka	39,172	31,486	73,036	63,273
Rum	23,122	18,991	42,985	37,123
Liqueurs/cordials	13,207	15,687	25,112	22,791
Whiskey	4,617	4,775	9,480	8,698
Total	80,118	70,939	150,613	131,885
Percentage of Cases
United States	60.1%	58.2%	60.2%	56.1%
International	39.9%	41.8%	39.8%	43.9%
Total	100.0%	100.0%	100.0%	100.0%
Vodka	48.9%	44.4%	48.5%	48.0%
Rum	28.9%	26.8%	28.5%	28.1%
Liqueurs/cordials	16.4%	22.1%	16.7%	17.3%
Whiskey	5.8%	6.7%	6.3%	6.6%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Three-months Ended September 30,		Six-months Ended September 30,
	2006	2005	2006	2005
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7	61.1	66.6	62.6
Gross profit	32.3	38.9	33.4	37.4
Selling expense	75.1	62.1	70.3	62.9
General and administrative expense	30.4	23.9	35.3	23.5
Depreciation and amortization	3.9	4.3	4.1	4.4
Loss from continuing operations	(77.1)	(51.4)	(76.3)	(53.4)
Other income	0.0	0.7	0.0	0.3
Other expense	(0.2)	(0.2)	(0.1)	(0.2)
Foreign exchange gain/(loss)	4.2	0.3	5.6	(3.0)
Interest expense, net	(1.2)	(7.1)	(4.3)	(6.2)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes			(2.5)
Current credit/(charge) on derivative financial instrument	(0.1)	0.0	(0.1)	0.1
Income tax benefit	0.6	0.7	0.6	0.7
Minority interests	6.3	1.8	6.3	2.2
Net loss	(67.5)	(55.2)	(70.8)	(59.5)
Less:
Preferred stock dividends	0.0	7.5	0.4	6.9
Net loss attributable to common stockholders	(67.5)%	(62.7)%	(71.2)%	(66.4)%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net sales.    Net sales increased $1.1 million, or 20.8%, to $6.3 million in the fiscal quarter ended September 30, 2006 versus $5.2 million in the comparable 2005 period. This increase reflected an increase in case sales of our existing brands. This increase also reflected that the average sales price per case increased $5.09, or 7.0%, due primarily to the favorable sales mix in the current quarter which included a greater proportion of Pallini and Celtic Crossing liqueurs and Gosling’s rums, than in the comparable prior year period. There was no material change in the selling prices of our existing products between the three-months ended September 30, 2006 and the comparable prior period in 2005. Our case sales, measured in nine-liter case equivalents, increased 9,179 cases, or 12.9%, to 80,118 cases versus 70,939 cases in the comparable prior period, driven by growth in our products in three of our primary categories as follows:

•	7,686 additional cases of vodka;

•	4,131 additional cases of rum, primarily Gosling’s; and

•	2,576 additional cases of liqueurs, primarily Pallini;

This was offset by a 5,056 case decline in sales of our Irish creams and a 158 case decline in sales of our Irish whiskey.

Our overall U.S. case sales as a percentage of total case sales increased to 60.1% during the three-months ended September 30, 2006 from 58.2% in the comparable prior year period. This increase of 6,813 cases, representing 74.2% of the total quarterly increase in case sales globally, reflects the relative growth opportunities within the United States for our premium spirits portfolio, particularly Gosling’s rums, Pallini liqueurs, and Boru vodka.

The table below presents the increase in our case sales by product category for the three-months ended September 30, 2006 compared to the comparable 2005 period.

	Increase (decrease) in case sales		Percentage Increase (decrease)
	Overall	U.S.	Overall	U.S.
Vodka	7,686	2,809	24.4%	22.4%
Rum	4,131	3,768	21.7%	24.4%
Liqueurs/cordials	(2,480)	(198)	(15.8%)	(1.5%)
Irish Whiskey	(158)	434	(3.3%)	59.3%
Total	9,179	6,813	12.9%	16.5%

Gross profit.    Gross profit was flat at $2.0 million during the three-months ended September 30, 2006, matching the gross profit of the comparable 2005 period. While net sales increased as compared to the prior year period, gross profit remained flat due to an increase in our cost of sales. Cost of sales increased in the current period due to increases in the costs of raw materials and product packaging, as well as a higher cost sales mix and certain higher margin ‘‘one-off’’ sales that occurred in 2005. In addition, price sensitivity and competition in many of our markets have prevented us from passing increased costs of sales to our customers at this time. As a result of these factors, the current period saw a drop in gross margin percentage to 32.3% from 38.9% in the comparable prior year period.

Selling expense.    Selling expense increased 46.1% to $4.7 million during the three-months ended September 30, 2006 versus $3.2 million in the comparable prior year period. The change in selling expense was primarily attributable to increases in distributor incentives and sales support costs of $0.4 million. In addition, the Gosling rum advertising campaign incurred charges of $1.0 million in the quarter ended September 30, 2006 versus $0.4 million in the comparable prior year period. Compensation expense increased by $0.3 million due, in part, to the impact of the hiring of our Managing Director – Americas and Senior Vice President of Global Strategic Planning as well as to the hiring of several additional full time employees during the current fiscal year who replaced part-time employees or interns. This increase also reflects stock-based compensation expense of $0.1 million due to our adoption of SFAS 123(R), Share-Based Payment. As a percentage of net sales, selling expense increased to 75.1% compared to 62.1% for the comparable prior year period.

General and Administrative Expense.    General and administrative expense increased 53.6% to $1.9 million during the three-months ended September 30, 2006 versus $1.2 million in the comparable period in 2005. Major components of this increase included an increase of $0.1 million in professional fees which were primarily attributable to our change in status to that of a public company and an increase of $0.2 million in compensation expense due to the full current period impact of salaries and benefits for several executive and administrative employees hired in the past 12 months versus the comparable period in 2005. This increase also reflects a $0.2 million charge for stock-based compensation expense resulting from our adoption of SFAS 123(R) effective April 1, 2006 and an increase of $0.2 million incurred for public company directors and officers’ liability insurance. As a percentage of net sales, general and administrative expense increased to 30.4% for the three-months ended September 30, 2006 compared to 23.9% for the comparable period in 2005.

Depreciation and Amortization.    Depreciation and amortization during the quarter ended September 30, 2006 was approximately the same as the comparable prior year quarter at $0.2 million and is primarily attributable to amortization of the Gosling worldwide (except Bermuda) distribution agreement which went into effect during February 2005.

Other Income/(Expense), Net.    Other income/(expense), net, increased to $0.6 million during the three-months ended September 30, 2006 versus ($0.2) million in the comparable 2005 period. The major components of this category include the following:

•	Foreign exchange gain during the three-months ended September 30, 2006 was $0.3 million versus a nominal gain in the comparable prior year period. The current period gain is attributable to the effects of the strengthening of the euro against the dollar on our intercompany loans to our foreign subsidiaries;

•	Interest income during the three-months ended September 30, 2006 was $0.2 million versus zero in the comparable period in 2005. The source of this income is investment of the proceeds of our initial public offering;

•	Interest expense during the three-months ended September 30, 2006 remained flat from the comparable period in 2005 at $0.3 million and pertained to our senior notes, the $9.0 million of 6% convertible subordinated notes outstanding following our initial public offering and financing costs on our accounts receivable discounting arrangement with a bank in Ireland; and

•	Minority interest during the three-months ended September 30, 2006 amounted to a credit of $0.4 million versus a credit of $0.1 million in the comparable 2005 period as a result of a larger loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net Loss Attributable to Common Stockholders.    The net loss attributable to common stockholders for the three-months ended September 30, 2006 increased 30.3% to $4.2 million versus $3.2 million in the comparable 2005 period. These net losses included $0 and $0.4 million of preferred stock dividends accrued during the three-months ended September 30, 2006 and 2005, respectively. The primary factors impacting our net loss for the three-months ended September 30, 2006 were the increase in selling and general and administrative expenses, including our first-time recognition of stock based compensation expense in the current period.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Net sales.    Net sales increased $1.6 million, or 16.1%, to $11.7 million in the six months ended September 30, 2006 versus $10.1 million in the comparable 2005 period. This increase reflected an increase in case sales of our existing brands. Average sales price per case increased $1.25, or 1.6%, due primarily to the favorable sales mix in the current period which included a greater proportion of Pallini and Celtic Crossing liqueurs and Gosling’s rums sold than in the comparable 2005 period. There was no material change in the selling prices of our existing products between the six-months ended September 30, 2006 and the comparable prior period in 2005. Our case sales, measured in nine-liter case equivalents, increased 18,728 cases, or 14.2%, to 150,613 cases versus 131,885 cases in the comparable prior period, with the increase comprised of:

•	9,763 additional cases of vodka;

•	5,862 additional cases of rum, primarily Gosling’s;

•	2,321 additional cases of creams and liqueurs, primarily Pallini;

•	782 additional cases of Irish whiskey

Our U.S. case sales as a percentage of total case sales increased to 60.2% during the six-months ended September 30, 2006 from 56.1% in the comparable prior year period. This increase of 16,665 cases, representing 89.0% of the total six-month increase in case sales globally, reflects the relative growth opportunities within the United States for our premium spirits portfolio, particularly Gosling’s rums, Pallini liqueurs, and Boru vodka.

The table below presents the increase in our case sales by product category for the six months ended September 30, 2006 compared to the comparable 2005 period.

	Increase (decrease) in case sales		Percentage Increase (decrease)
	Overall	U.S.	Overall	U.S.
Vodka	9,763	6,719	15.5%	29.2%
Rum	5,862	4,477	15.8%	14.7%
Liqueurs/cordials	2,321	4,791	10.2%	25.4%
Irish Whiskey	782	678	9.0%	40.5%
Total	18,728	16,665	14.2%	22.5%

Gross profit.    Gross profit increased 3.7% to $3.9 million during the six-months ended September 30, 2006 versus $3.8 million in the comparable 2005 period. Cost of sales increased in the current period due to increases in the costs of raw materials and product packaging, as well as a higher cost sales mix. In addition, price sensitivity and competition in many of our markets have prevented us from passing on increased costs of sales to our customers at this time. As a result of these factors, the current period saw a drop in gross margin percentage to 33.4% from 37.4% in the comparable prior year period.

Selling expense.    Selling expense increased 29.7% to $8.2 million during the six-months ended September 30, 2006 versus $6.3 million in the comparable 2005 period. The change in selling expense was primarily attributable to increases in distributor incentives and sales support costs of $0.5 million and to an aggregate increase of $0.1 million in selling related shipping costs and sales commissions. In addition, the Gosling rum advertising campaign incurred charges of $1.0 million in the six-months ended September 30, 2006 versus $0.4 million in the comparable prior year period. In addition, sales consulting expense increased approximately $0.1 million in the six-months ended September 30, 2006 and was employed to further enhance our strategic brand marketing platforms and to execute the new Boru bottle design in time for a re-launch of the brand in fiscal 2007.Compensation expense increased by $0.5 million due, in part, to impact of the hiring of our Senior Vice President and Managing Director, International Operations and our Managing Director – Americas and Senior Vice President of Global Strategic Planning, as well as to the hiring of several additional full time employees during the current fiscal year who replaced part-time employees or interns. This increase also reflects stock-based compensation expense of $0.2 million due to our adoption of SFAS 123(R), Share-Based Payment. These increases were offset, in part, by a reduction of $0.1 million in travel and entertainment expenses during the six months ended September 30, 2006. As a percentage of net sales, selling expense increased to 70.3% compared to 62.9% for the comparable prior year period.

General and Administrative Expense.    General and administrative expense increased 74.2% to $4.1 million during the six months ended September 30, 2006 versus $2.3 million in the comparable period in 2005. Major components of this increase included an increase of $0.2 million in professional fees which were primarily attributable to our change in status to that of a public company, an increase of $0.8 million in compensation expense due to the full current period impact of salaries and benefits for several executive and administrative employees hired in the past 12 months versus the comparable period in 2005. This increase also reflects a $0.5 million charge for stock-based compensation expense resulting from our adoption of SFAS 123(R) effective April 1, 2006 and an increase of $0.3 million incurred for public company directors and officers’ liability insurance. As a percentage of net sales, general and administrative expense increased to 35.3% for the six months ended September 30, 2006 compared to 23.5% for the comparable prior year period.

Depreciation and Amortization.    Depreciation and amortization increased 9% to $0.5 million during the six-months ended September 30, 2006 versus $0.4 million in the comparable prior year period and is primarily attributable to amortization of the Gosling worldwide (except Bermuda) distribution agreement which went into effect during February 2005.

Other Income (Expense), Net.    Other income/(expense), net, increased to $0.7 million during the six-months ended September 30, 2006 versus ($0.6) million in the comparable period in 2005. The major components of this category include the following:

•	Foreign exchange gain / (loss) during the six-months ended September 30, 2006 was a gain of $0.7 million versus a loss of ($0.3) million in the comparable period in 2005. The current period gain is attributable to the effect of a strengthening of the euro against the dollar on our intercompany loans to our foreign subsidiaries;

•	Interest income during the six-months ended September 30, 2006 was $0.4 million versus zero in the comparable period in 2005. The source of this income is investment of the proceeds of our initial public offering;

•	Interest expense during the six-months ended September 30, 2006 was $0.8 million versus $0.6 million in the comparable period in 2005 and pertained to our senior notes, the $9.0 million of 6% convertible subordinated notes outstanding following our initial public offering and financing costs on our accounts receivable discounting arrangement with a bank in Ireland;

•	Write-off of deferred financing costs of $0.3 million in connection with the conversion to common stock of 40% of our 6% convertible subordinated notes; and

•	Minority interest during the six-months ended September 30, 2006 amounted to a credit of $0.7 million versus a credit of $0.2 million in the comparable 2005 period as a result of a larger loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net Loss Attributable to Common Stockholders.    The net loss attributable to common stockholders for the six-months ended September 30, 2006 increased 24.8% to $8.3 million versus $6.7 million in the comparable 2005 period. These net losses included $0.1 million and $0.7 million of preferred stock dividends accrued during the six-months ended September 30, 2006 and 2005, respectively. The primary factors impacting our net loss for the six-months ended September 30, 2006 were the increase in selling and general and administrative expenses, the expensing of deferred financing charges associated with the automatic conversion to common stock of 40% of our 6% convertible notes at the time of our initial public offering, our first-time recognition of stock based compensation expense in the six-month period ending September 30, 2006, our foreign exchange gain versus a loss in the comparable prior year period and the effects of an increase in losses by our 60%-owned subsidiary, Gosling-Castle Partners Inc.

EBITDA.    EBITDA decreased 12.8% to negative $6.2 million for the six-months ended September 30, 2006 versus negative $5.5 million the comparable prior year period. EBITDA represents net income before deducting interest expense (including expensing of deferred financing costs), income taxes, depreciation and amortization and the impact of the non-cash charge for stock-based compensation reported under SFAS 123(R). We use EBITDA as the primary internal management measure for evaluating performance on a period over period analysis, when comparing actual results to budgeted performance and when allocating additional resources. This non-GAAP financial measure is presented in order to assist industry analysts and investors in assessing our liquidity, our ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including interest payments, debt principal repayments, and other non-recurring charges, which are not reflected in EBITDA. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth our reconciliation of EBITDA to net loss (the most directly comparable financial measure):

	Six-months Ended September 30,
(Dollars in thousands)	2006	2005
Net loss	$(8,282)	$(5,982)
Add (subtract):
Income tax benefit	(74)	(74)
Interest expense, net, including expensing of deferred financing costs	794	—
Depreciation and amortization	480	442
Stock based compensation	771	—
EBITDA	$(6,311)	$(4,990)

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses and, in addition, have not generated positive cash flows from operations. As of September 30, 2006, we had stockholders’ equity of $30.3 million and working capital of $21.7 million. At March 31, 2006 (prior to our initial public offering in April 2006), we had a stockholders’ deficit of $26.0 million and a working capital deficit of $0.8 million. At September 30, 2006, we had cash and cash equivalents of approximately $13.5 million. At March 31, 2006, we had cash and cash equivalents of approximately $1.4 million. The increase in stockholders’ equity, working capital and cash and cash equivalents is due to our initial public offering which raised gross proceeds of $31,500,000 upon the sale of 3,500,000 common shares at the offering price of $9.00 per share. Total estimated offering costs were $4,966,348. Upon the closing of our initial public offering, we received net proceeds from the offering of approximately $26.5 million. We have received all final invoices and adjustments incurred in connection with our initial public offering and have paid all balances in full. The proceeds have been and will continue to be used for working capital and general corporate purposes, including for sales and marketing activities, meeting capital commitments to our 60%-owned subsidiary, Gosling-Castle Partners Inc., the hiring of additional employees and repayment of debt and related interest.

In addition, at September 30, 2006, we had approximately $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for a line of credit.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near-to-mid term:

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	addition of administrative and sales personnel as our business expands;

•	increases in advertising, public relations and sales promotions for existing and new brands;

•	acquisition of additional spirits brands;

•	an increase in legal, accounting and other expenses due to our new status as a public company;

•	a reduction in gross margin due to increases in our cost of sales which are not fully passed on to our customers in the form of higher selling prices for our products;

•	financing the operations of our 60%-owned Gosling-Castle Partners strategic export venture; and

•	expansion into new markets and within existing markets in the United States and internationally.

We expect that we will require increasing amounts of working capital to finance our inventory levels in the United States. Except for Gosling’s rums and the bourbon products (acquired in

October 2006), which are bottled in the United States, all of our products are imported from Europe. In the case of our wholly-owned brands, there is a three-to-four month production and shipping lead time between the time of order placement and the time the product is available for sale. This lead time has required us to ensure that we maintain sufficient inventories to properly service our customers.

We expect to experience a lengthening of the revenue collection cycle due to the need to extend payment terms as an incentive to encourage customers to make container-sized purchases of our products in which title passes to the customer at the shipping point in Ireland. A lengthening of the revenue collection cycle will require a significant amount of working capital.

Cash Flows.

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Six-months Ended September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$(13,472)	$(8,310)
Investing activities	(230)	(164)
Financing activities	25,819	11,326
Effects of foreign currency translation	—	($1)
Net increase in cash and cash equivalents	$12,117	$2,851

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

On average, the production cycle for our owned brands can take as long as four months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, which is impacted by the international nature of our business. With respect to Gosling’s rums and Pallini liqueurs, we do not produce the finished product and, instead, receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional three-to-four months may be required before we sell our inventory and collect payment from our customers.

In the six-months ended September 30, 2006, net cash used in operating activities was $13.5 million, consisting primarily of losses from our operations of $8.3 million, an increase in accounts receivable of $2.8 million, increases in inventories and prepaid expenses of $2.0 million and $0.3 million, respectively, an increase in due to related parties, net, of $0.2 million, $0.5 million resulting from the effect of changes in foreign currency rates, and minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners Inc., of $0.7 million. These uses of cash were offset, in part, by non-cash charges for depreciation and amortization and share-based compensation expense of $0.5 million and $0.8 million, respectively.

Investing Activities.    Net cash used in investing activities during the six-months ended September 30, 2006 was $0.2 million for the acquisition of property and equipment and intangible assets.

Financing Activities.    Net cash provided by financing activities during the six-months ended September 30, 2006 was $25.8 million and consisted of $31.5 million from common stock issued in our initial public offering less $2.8 million in payments for the cost of stock issuance and the net repayment of notes payable in the amount of $2.7 million.

As of November 10, 2006, our wholly owned subsidiary Castle Brands (USA) Corp. completed an offering to 11 persons of an aggregate of $5,340,000 of additional senior notes secured by accounts receivable and inventories of Castle Brands (USA), pursuant to the First Amended and Restated Indenture of Castle Brands (USA), dated as of June 1, 2004, and amended and restated as of August 15, 2005. The issuance was made pursuant to Regulation D and Regulation S under the Securities Act of 1933, as amended. The additional senior notes have substantially identical terms to the aggregate principal amount of $4,660,000 of senior notes previously issued under the indenture in 2004 and 2005 except that the additional senior notes were issued at a two percent discount to the stated principal amount. The additional senior notes bear interest at a rate of 9%, payable semi-annually on November 30th and May 31st, and mature on May 31, 2009. The additional senior notes will be treated as a single class with the previously issued senior notes.

As with the previously issued senior notes, we have guaranteed payment on the additional senior notes. We have also agreed to pay a one time fee equal to 1% of the aggregate principal amount of the additional senior notes, for an aggregate payment of $53,400, in the event that the notes remain outstanding at December 31, 2007.

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

We intend to use the proceeds from the sale of the additional senior notes to fund operating expenses and for general corporate purposes.

In addition, the additional senior notes were accompanied by warrants to purchase 40 shares of our common stock at $8.00 a share for every $1,000 principal amount of such notes, for an aggregate of 213,600 shares. The issuance was made pursuant to Regulation D and Regulation S under the Securities Act of 1933, as amended.

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

Contractual obligations

The following table sets forth our contractual commitments as of September 30, 2006 for each of the following twelve month periods:

	Payments due during the twelve month periods ending September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Long-term notes payable, including current portion and estimated interest
Ulster Bank facilities	$936	$—	$—	$—	$—	$—	$936
Gosling’s export agreement	625	—	—	—	—	—	625
9% senior notes	—	—	—	4,660			4,660
6% convertible subordinated notes	—	—	—	3,000	6,000	—	9,000
Capital leases	4	4	3				11
Operating leases	297	136	2	1		—	436
Estimated interest	965	965	611	360	15		2,916
Total	$2,827	$1,105	$616	$8,021	$6,015	$—	$18,584

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of September 30, 2006, and March 31, 2006, goodwill and other intangible assets that arose from cumulative acquisitions were $25.3 million and $25.5 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, more frequently if circumstances indicate a possible impairment may exist.

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

Stock-Based Compensation

Prior to April 1, 2006, we accounted for our employee stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations. Under APB No. 25, generally no compensation expense was recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. No stock based compensation expense has been recognized through March 31, 2006. Additionally, in periods prior to April 1, 2006, we followed the disclosure-only requirements of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS 123 had been applied to these transactions.

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

As a result of adopting SFAS 123(R) on April 1, 2006, our net loss for the three-months ended September 30, 2006 is $276,921 higher than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the three-months ended September 30, 2006 were increased by $0.02 per share as a result of adopting SFAS 123(R). For further information on the effect of our adoption of SFAS 123(R), see Note 1.R. to the condensed consolidated financial statements.

Fair Value of Investment.    SFAS No. 107, ‘‘Disclosures About Fair Value of Financial Instruments,’’ defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. We believe that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short-term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to us.

Currency Translation.    The functional currencies for our foreign operations are the euro in Ireland, the British pound in the United Kingdom and the Canadian dollar in Canada. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a description of risks associated with currency translation.

Where in this quarterly report we refer to amounts in euros, British pounds or Canadian dollars, we have for your convenience also in certain cases provided a translation of those amounts to U.S. dollars in parenthesis. Where the numbers refer to a specific balance sheet date account or financial statement period, account, we have used the exchange rate that was used to perform the translations in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the translations have been made using the exchange rates as of September 30, 2006, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2006, the exchange rate of the euro, the British pound and the Canadian dollar in exchange for U.S. dollars were €1.00 = U.S. $1.2688 (equivalent to U.S. $1.00 = € 0.7882) for euros, £1.00 = U.S. $1.8726 (equivalent to U.S. $1.00 = £0.5340) for British Pounds, and CAN $1.00=U.S. $0.8979 (equivalent to U.S. $1.00 = CAN $1.1137), respectively.

These translations should not be construed as representations that the euro, British pound and Canadian dollar amounts actually represent U.S. dollar amounts or could be converted into U.S. dollars at the rates indicated.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, ‘‘Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a ‘‘restatement process’’ where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2006, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No.

107, ‘‘Disclosure About Fair Value of Financial Investments.’’ We hold no investment securities that would require disclosure of market risk.

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 31.5% and 32.5% of total revenues during the three month periods ended September 30, 2006 and 2005, respectively. International revenues from our non-U.S. operations also accounted for approximately 32.9% and 34.4% of total revenues during the six month periods ended September 30, 2006 and 2005, respectively. International revenues are generated from our foreign subsidiaries and are denominated in the local currency of each country. These subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of Castle Brands Inc. and its subsidiaries result in gains and losses that are reflected in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended September 30, 2006, was a net translation adjustment of approximately $0.2 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive loss. We do not hedge against foreign currency risk.

From time to time we do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. Individual forward contracts rarely extend for more than six months or exceed €300,000 ($362,300). At September 30, 2006, there were no forward contracts outstanding.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investment portfolio and issuance of debt. We do not use derivative financial instruments in our investment portfolio. We have a prescribed methodology whereby we invest excess cash in debt instruments of government agencies and high quality corporate issuers. The portfolio is managed by professional fund managers and our interest rate risk is minimal.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Section 404 compliance project

Beginning with our fiscal year ending March 31, 2009, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management will engage outside consultants and adopt a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the six months ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any equity securities during the fiscal quarter ending September 30, 2006 which were not registered under the Securities Act of 1933, as amended.

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

The net proceeds received by us in the offering were $26,533,652, determined as follows:

Aggregate offering proceeds to the Company	$31,500,000
Underwriting discounts and commissions	2,205,000
Finders fee	—
Other fees and expenses	2,761,348
Total expenses	4,966,348
Net proceeds to the Company	$26,533,652

The Company has received all final invoices and adjustments incurred in connection with its initial public offering and has paid all balances in full.

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

Dividend policy

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

Item 4.    Submission of Matters to a Vote of Security Holders

(a)    We held our Annual Meeting of Stockholders on September 20, 2006.

(b)    Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to our Board of Directors Nominating Committee’s nominees listed in the Proxy Statement, and all such nominees were elected. Directors elected were Mark Andrews, John F. Beaudette, Robert J. Flanagan, Phillip Frost, M.D., Colm Leen, Richard C. Morrison, Frederick M. R. Smith and Kevin Tighe.

The results of the election of directors were as follows:

	For	Against
Mark Andrews	8,221,963	231,257
John F. Beaudette	7,305,872	1,147,368
Robert J. Flanagan	8,451,640	1,600
Phillip Frost, M.D.	6,766,582	1,686,658
Colm Leen	7,305,872	1,147,368
Richard C. Morrison	8,450,829	2,411
Frederick M. R. Smith	8,451,640	1,600
Kevin Tighe	8,451,640	1,600

(c)    The appointment of Eisner LLP, independent registered public accounting firm, to audit our consolidated financial statements for the 2007 fiscal year was ratified by the following vote:

For	8,437,941
Against	8,299
Abstain	7,000

Item 5.    Other Information

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

As of November 10, 2006, our wholly owned subsidiary Castle Brands (USA) Corp. completed an offering to 11 persons of an aggregate of $5,340,000 of additional senior notes secured by accounts receivable and inventories of Castle Brands (USA), pursuant to the First Amended and Restated Indenture of Castle Brands (USA), dated as of June 1, 2004, and amended and restated as of August 15, 2005. The issuance was made pursuant to Regulation D and Regulation S under the Securities Act of 1933, as amended. The additional senior notes have substantially identical terms to the aggregate principal amount of $4,660,000 of senior notes previously issued under the indenture in 2004 and 2005 except that the additional senior notes were issued at a two percent discount to the stated principal amount. The additional senior notes bear interest at a rate of 9%, payable semi-annually on November 30th and May 31st, and mature on May 31, 2009. The additional senior notes will be treated as a single class with the previously issued senior notes.

As with the previously issued senior notes, we have guaranteed payment on the additional senior notes. We have also agreed to pay a one time fee equal to 1% of the aggregate principal amount of the additional senior notes, for an aggregate payment of $53,400, in the event that the notes remain outstanding at December 31, 2007.

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

If we or Castle Brands (USA) were to default on the payment of principal or interest on the senior notes and the default continues for 20 business days, breach any representation, warranty or certification made in the senior note documents, default in the performance of the material obligations under the senior note documents, which default is unremedied for a period of 60 days after receipt of notice of such default, enter into any arrangement for the benefit of creditors or otherwise wind-up or dissolve, then the holders of the senior notes could declare all principal and interest to be immediately payable.

We intend to use the proceeds from the sale of the additional senior notes to fund operating expenses and for general corporate purposes.

    Unregistered Issuance of Equity Securities

In conjunction with the sale and issuance of the additional senior notes described above, purchasers of additional senior notes were issued warrants to purchase 40 shares of our common stock at $8.00 a share for every $1,000 principal amount of such notes, for an aggregate of 213,600 shares. The warrants will expire on March 31, 2012. The issuance was made pursuant to Regulation D and Regulation S under the Securities Act of 1933, as amended (the ‘‘Securities Act’’).

For the warrants offered and sold in the United States, we made the determination that the warrants were offered and sold in reliance on Regulation D based on the representations of each investor for whom we relied upon such exemption, which included, in pertinent part, that each investor is an ‘‘accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that each investor was acquiring the warrants for investment purposes for his, her or its own account and not as nominee or agent, and not with a view to the resale or distribution, and that each investor understood that such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

For the warrants offered and sold outside of the United States, we made the determination that the warrants were offered and sold in reliance on Regulation S based on the representations of each investor for whom we relied upon such exemption, which included, in pertinent part, that each investor is not a ‘‘U.S. Person’’ and was located outside of the United States, in each case within the meaning of Regulation S promulgated under the Securities Act, and that each investor was acquiring the warrants for investment purposes for his, her or its own account and not as nominee or agent, and not with a view to the resale or distribution, and that each investor understood that such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 6.    Exhibits

Exhibit Number	Description
10.63	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 16, 2006).
10.64	9% Senior Note of Castle Brands (USA) Corp.
10.65	Form of Warrant
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Keith A. Bellinger
Keith A. Bellinger
President and Chief Operating Officer
(Duly Authorized Officer and Principal Financial Officer)
November 14, 2006