Form 10-Q
period 2006-12-31
Castle Brands Inc
filed 2007-02-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32849

CASTLE BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2103550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
570 Lexington Avenue New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

The Company had 12,122,241 shares of $0.01 par value common stock outstanding at February 12, 2007.

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2006	March 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,031,765	$1,392,016
Accounts receivable – net of allowance for doubtful accounts of $463,351 and $395,207	8,632,373	3,511,215
Due from affiliates	1,048,359	953,616
Inventories	9,514,110	6,673,235
Prepaid expenses and other current assets	1,232,904	1,021,369
TOTAL CURRENT ASSETS	31,459,511	13,551,451
EQUIPMENT – net	538,749	407,983
OTHER ASSETS
Intangible assets – net of accumulated amortization of $2,013,125 and $1,379,389	13,428,433	13,936,427
Goodwill	13,636,650	11,649,430
Deferred registration costs	—	2,823,594
Restricted cash	497,667	362,293
Other assets	635,379	913,032
TOTAL ASSETS	$60,196,389	$43,644,210
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$1,088,007	$3,678,547
Accounts payable	3,173,466	3,757,515
Accrued expenses, put warrant payable and derivative instrument	3,268,496	2,986,188
Due to stockholders and affiliates	2,353,982	2,121,334
Convertible stockholder notes payable	—	1,660,148
Stockholder notes payable	—	147,113
TOTAL CURRENT LIABILITIES	9,883,951	14,350,845
LONG TERM LIABILITIES
Senior notes payable	9,287,098	4,594,791
Notes payable and capital leases, less current maturities	9,006,148	15,350,640
Preferred stock and preferred membership units dividends payable	—	1,546,480
Deferred tax liability	2,592,406	2,703,515
	30,769,603	38,546,271
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock Series A, B, C; 4,103,750 shares designated; 4,089,463 shares outstanding at March 31, 2006, liquidation preference of $33,326,484	—	28,447,683
COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTERESTS	1,573,309	2,674,731

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value, 45,000,000 shares authorized, 12,109,741 and 3,106,666 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	121,098	31,067
Additional paid in capital	83,751,040	17,182,405
Accumulated deficiency	(55,417,539)	(43,404,887)
Accumulated other comprehensive (loss)/income	(601,122)	166,940
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	27,853,477	(26,024,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$60,196,389	$43,644,210

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Sales, net	$7,380,605	$7,359,281	$19,093,072	$17,450,819
Cost of sales	4,938,243	4,997,850	12,733,747	11,313,126
Gross profit	2,442,362	2,361,431	6,359,325	6,137,693
Selling expense (Note 1K)	4,599,783	3,616,145	12,836,429	9,965,930
General and administrative expense (Note 1K)	2,101,331	1,659,034	6,235,824	4,032,304
Depreciation and amortization	262,926	232,920	743,214	674,748
Operating loss	(4,521,678)	(3,146,668)	(13,456,142)	(8,535,289)
Other income	1,096	(30,624)	5,040	3,508
Other expense	(21,132)	(9,468)	(36,998)	(28,077)
Foreign exchange gain/(loss)	483,799	(258,868)	1,143,588	(556,592)
Interest expense, net	(208,093)	(413,317)	(706,700)	(1,037,521)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	—	(295,368)	—
Current credit on derivative financial instrument	132,255	3,702	121,397	18,752
Income tax benefit	37,033	37,037	111,109	111,113
Minority interests	366,208	204,385	1,101,422	428,442
Net loss	$(3,730,512)	$(3,613,821)	$(12,012,652)	$(9,595,664)
Preferred stock dividends	—	421,890	48,238	1,113,652
Net loss attributable to common stockholders	$(3,730,512)	$(4,035,711)	$(12,060,890)	(10,709,316)
Net loss attributable to common stockholders per common share
Basic	$(0.31)	$(1.30)	$(1.02)	$(3.45)
Diluted	$(0.31)	$(1.30)	$(1.02)	$(3.45)
Weighted average shares used in computation
Basic	12,051,045	3,106,666	11,827,837	3,106,666
Diluted	12,051,045	3,106,666	11,827,837	3,106,666

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity/ (Deficiency)
	Shares	Amount
BALANCE, MARCH 31, 2006	3,106,666	$31,067	$17,182,405	$(43,404,887)	$166,940	$(26,024,475)
Comprehensive loss
Net loss				(12,012,652)		(12,012,652)
Foreign currency translation adjustment					(768,062)	(768,062)
Total comprehensive loss						(12,780,714)
Accrued preferred stock dividends			(48,238)			(48,238)
Issuance of common stock in initial public offering, net of issuance costs	3,500,000	35,000	26,393,889			26,428,889
Conversion of redeemable convertible preferred stock, net of fractional shares	4,089,463	40,895	28,406,772			28,447,667
Issuance of common stock in payment of accrued dividends	193,107	1,931	1,387,834			1,389,765
Conversion of 5% euro denominated convertible subordinated notes	263,362	2,634	1,660,539			1,663,173
Conversion of 40% of 6% convertible subordinated notes	857,143	8,571	5,991,429			6,000,000
Issuance of common stock in connection with acquisition of McLain & Kyne, Ltd.	100,000	1,000	704,200			705,200
Vesting of stock options as compensation			24,143			24,143
Estimated fair value ascribed to warrants issued to financial consultant			283,727			283,727
Estimated fair value ascribed to warrants issued in connection with issuance of senior notes			706,944			706,944
Stock-based compensation			1,057,396			1,057,396
BALANCE, DECEMBER 31, 2006	12,109,741	$121,098	$83,751,040	$(55,417,539)	$(601,122)	$27,853,477

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended December 31,
	2006	2005
		(audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,012,652)	$(9,595,664)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	743,214	674,748
Minority interest in net loss of consolidated subsidiary	(1,101,422)	(428,442)
Loss on disposal of fixed assets	—	1,159
Write-off of deferred financing costs	390,756	373,956
Current charge/(credit) on derivative financial instrument	(121,397)	(18,752)
Deferred tax benefit	(111,109)	(111,113)
Effect of changes in foreign currency rate	(997,604)	(269,403)
Stock-based compensation expense	1,057,396	—
Non-cash interest charge	283,727	—
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	295,368	—
Changes in operations, assets and liabilities
Increase in accounts receivable	(4,872,125)	(2,389,002)
Increase in due from related parties – GXB	(92,715)	(688,339)
Increase in inventory	(2,607,467)	(1,018,343)
Increase in prepaid expenses and supplies	(198,592)	(401,550)
Increase in other assets	(139,590)	(370,744)
(Decrease)/increase in accounts payable, accrued expenses, put warrant payable and derivative instrument	(58,528)	449,518
Increase in due to related parties	175,720	1,944,221
Total adjustments	(7,354,368)	(2,252,086)
NET CASH USED IN OPERATING ACTIVITIES	(19,367,020)	(11,847,750)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(221,631)	(157,188)
Acquisition of intangible assets	(129,144)	(98,219)
Business acquisitions – net of cash acquired	(1,282,021)	(13,379)
NET CASH USED IN INVESTING ACTIVITIES	(1,632,796)	(268,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(18,538,838)	(17,335,098)
Proceeds from notes payable and warrants	20,677,017	25,233,423
Payments of obligations under capital leases	(2,609)	(2,755)
Increase in restricted cash	(97,985)	—
Issuance of redeemable convertible preferred stock	—	2,900,000
Payments for costs of stock issuances	—	(247,466)
Issuance of common stock	31,500,000	—
Payments for costs of stock issuances	(2,898,063)	(560,224)
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,639,522	9,987,880
EFFECTS OF FOREIGN CURRENCY TRANSLATION	43	(1,443)

	Nine Months Ended December 31,
	2006	2005
		(audited)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	9,639,749	(2,130,099)
CASH AND CASH EQUIVALENTS – BEGINNING	1,392,016	5,676,398
CASH AND CASH EQUIVALENTS – ENDING	$11,031,765	$3,546,299
SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock, net of fractional shares, by issuance of common stock	$(28,447,667)	$—
Issuance of common stock in initial public offering	$28,447,667	$—
Issuance of common stock in payment of accrued dividends	$(1,389,765)	$—
Issuance of common stock in initial public offering	$1,389,765	$—
Conversion of 5% euro denominated convertible subordinated notes by issuance of common stock	$(1,663,173)	$—
Issuance of common stock in initial public offering	$1,663,173	$—
Conversion of 40% of 6% convertible subordinated notes by issuance of common stock	$(6,000,000)	$—
Issuance of common stock in initial public offering	$6,000,000	$—
Business acquisition-net of cash acquired	$(705,200)	$—
Issuance of common stock	$705,200	$—
Increase in deferred registration costs	$—	$(1,053,238)
Increase in accounts payable, accrued expenses, put warrant payable and derivative instrument	$—	$1,053,238
Interest paid	$1,000,963	$921,951

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles and in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The Condensed Consolidated Balance Sheet as of March 31, 2006 is derived from the March 31, 2006 audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

A.	Description of business and business combination – Castle Brands Inc. is the successor to Great Spirits Company, LLC, a Delaware limited liability company (‘‘GSC’’). GSC was formed in February 1998. In May 2003, Great Spirits (Ireland) Limited (‘‘GSI’’), a wholly owned subsidiary of GSC, began operations in Ireland to market GSC’s products internationally. GSI has been an inactive entity since December 2003 and was dissolved as of September 30, 2006. A loss on F/X of $17,659 was realized upon the dissolution. In July 2003, GSRWB, Inc. (renamed Castle Brands Inc.) and its wholly owned subsidiary, Great Spirits Corp. (renamed Castle Brands (USA) Corp.) (‘‘CB-USA’’), were formed under the laws of Delaware in contemplation of a pending acquisition. On December 1, 2003, Castle Brands Inc. acquired The Roaring Water Bay Spirits Group Limited and The Roaring Water Bay Spirits Marketing and Sales Company Limited and their related entities (collectively, ‘‘Roaring Water Bay’’). The acquisition has been accounted for under purchase accounting. Simultaneously, GSC was merged into CB-USA, and Castle Brands Inc. issued stock to GSC’s members in exchange for their membership interests in GSC. Subsequent to the acquisition, The Roaring Water Bay Spirits Group Limited was renamed Castle Brands Spirits Group Limited (‘‘CB Ireland’’) and The Roaring Water Bay Spirits Marketing and Sales Company Limited was renamed Castle Brands Spirits Marketing and Sales Company Limited (‘‘CB-UK’’).

In February 2005, Castle Brands Inc. acquired 60% of the shares of Gosling-Castle Partners Inc. (‘‘GCP’’), which holds the worldwide distribution rights (excluding Bermuda) to Gosling’s rum and related products.

In October 2006, Castle Brands Inc. acquired all of the outstanding capital stock of McLain & Kyne, Ltd. (‘‘McLain & Kyne’’), pursuant to a Stock Purchase Agreement. McLain & Kyne is a Louisville, Kentucky based developer and marketer of three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston.

As used herein, the ‘‘Company’’ refers to Castle Brands Inc. and, where appropriate, it also refers collectively to Castle Brands Inc. and its direct and indirect subsidiaries, including its majority owned GCP subsidiary.

B.	Principles of consolidation – The consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and its wholly-owned foreign subsidiaries, CB Ireland and CB-UK, and its majority owned Gosling-Castle Partners, Inc. with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

C.	Cash equivalents – The Company considers all highly liquid instruments with a maturity at date of acquisition of three-months or less to be cash equivalents.

D.	Trade accounts receivable – The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of the Company’s customers.

E.	Revenue recognition – Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor or a control state), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

F.	Inventories – Inventories, which comprise distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold.

H.	Goodwill and other intangible assets – Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2006 and March 31, 2006, goodwill and other indefinite lived intangible assets that arose from acquisitions were $13.6 million and $11.6 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed its annual impairment assessment on long-lived assets, including intangible assets and goodwill. The Company concluded that no impairment existed at March 31, 2006.

I.	Excise taxes and duty – Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain and then transferred out of ‘‘bond.’’ Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold ‘‘ex warehouse’’ the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. During the three-month and nine-month periods ended December 31, 2006 and 2005, the line items for the Company’s revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Three-months ended December 31,		Nine-months ended December 31,
	2006	2005	2006	2005
Sales, net	$1,809,820	$1,096,510	$4,431,836	$2,991,267
Cost of Sales	$1,809,820	$1,096,510	$4,431,836	$2,991,267

J.	Foreign currency translation – The functional currency for the Company’s foreign operations is the euro in Europe, excluding the United Kingdom, the British pound in the United Kingdom, and the Canadian dollar in Canada. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying condensed consolidated statements of operations.

K.	Stock-based compensation – Effective April 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to April 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, had not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the three-month and nine-month periods ended December 31, 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation ; and 2) amortization related to all stock option awards granted on or subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated annually and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

As a result of the adoption of SFAS 123R, incremental compensation expense for the three-month and nine-month periods ended December 31, 2006 amounted to $285,981 and $1,057,396, respectively, of which $136,604 and $358,076 is included in selling expense, respectively, and $149,377 and $699,320 in general and administrative expense, respectively, in the accompanying condensed consolidated statements of operations. At December 31, 2006 total unrecognized compensation cost amounted to approximately $3,480,225, representing 1,012,033 unvested options.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s stock option plan had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per common share would have been as follows:

	For the three-months ended December 31, 2005	For the nine-months ended December 31, 2005
Net loss attributable to common stockholders, as reported	$(4,035,711)	$(10,709,316)
Stock-based compensation expense determined	—	(60,966)
Pro forma net loss attributable to common stockholders	$(4,035,711)	$(10,770,282)
Loss per share: Basic and diluted – as reported	$(1.30)	$(3.45)
Basic and diluted – pro forma	$(1.30)	$(3.47)

L.	Advertising – Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, for the three-months ended December 31, 2006 and 2005 was $946,124 and $622,296, respectively and was $3,475,024 and $2,626,061 for the nine-months ended December 31, 2006 and 2005, respectively.

M.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, fair value of put warrants, derivative instruments and other equity issuances, allowance for doubtful accounts, depreciation, amortization and expense accruals.

N.	Recent accounting pronouncements – In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation will apply to the Company’s fiscal year beginning April 1, 2007. The Company does not expect the interpretation will have a material impact on its financial position, results from operations or cash flows.

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin 108, ‘‘Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a ‘‘restatement process’’ where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position, results of operations or cash flows.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent conversion of debentures and convertible preferred stock outstanding. In computing diluted net loss per share for the three-month and nine-month periods ended December 31, 2006 and 2005, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and convertible debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	December,
	2006	2005
Stock options	1,428,500	915,500
Stock warrants	812,218	598,618
Convertible debentures	1,125,000	2,245,505
Convertible preferred stock	—	4,089,465
Total	3,365,718	7,849,088

NOTE 3 — INVENTORIES

	December 31, 2006	March 31, 2006
Raw materials	$863,551	$1,339,697
Finished goods	8,650,559	5,333,538
Total	$9,541,110	$6,673,235

As of December 31, and March 31, 2006, 100% of the raw materials and 14.1% and 23.5%, respectively, of finished goods were located outside of the United States.

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

NOTE 4 — INVESTMENTS AND ACQUISITIONS

Acquisition of McLain & Kyne, Ltd.

A.	On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, Ltd., pursuant to a Stock Purchase Agreement among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson, Beth Allison Zoeller Willis (collectively, the ‘‘Sellers’’) and the Company (the ‘‘Agreement’’). McLain & Kyne is a Louisville, Kentucky-based developer and marketer of three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston. As consideration for the acquisition, the Company has paid $2,000,000, consisting of $1,294,800 in cash to the Sellers and issued to the Sellers 100,000 shares of its common stock with a value of $705,200. The Company will also pay an earn-out to the Sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which shall not exceed $4,000,000, will be determined by a calculation based on the gross margin (as defined in the Agreement) recognized by the Company from the sales of McLain & Kyne’s bourbons through March 31, 2011. As a result of the initial purchase price allocation, we recorded goodwill of $1,987,220 million at December 31, 2006 in connection with this acquisition. The purchase price allocation for this acquisition is preliminary and may be revised as additional information becomes available. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. Management is currently developing integration plans which may result in additional costs which will be accrued as a liability in conjunction with recording the purchase of the McLain & Kyne, Ltd. business and which will result in an increase to goodwill. The operating results of the McLain & Kyne, Ltd. business are reflected in the accompanying condensed consolidated financial statements from the date of acquisition and were not material.

The Company will also pay an earn-out to the Sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which shall not exceed

$4,000,000, will be determined by a calculation based on the gross margin (as defined in the Agreement) recognized by the Company from the sales of McLain & Kyne’s bourbons through March 31, 2011. Any payments made pursuant to this earn-out will be treated as additional goodwill.

The Agreement also provides for, among other things, representations, warranties, indemnities and ‘‘piggyback’’ registration rights to the Sellers.

The following table presents unaudited pro forma information about sales and net income had the operations of the above described acquisition been combined with the Company’s business as of the first day of the period shown. This information has not been adjusted to reflect any changes in the operations of McLain & Kyne, Ltd. subsequent to its acquisition by the Company. Changes in operations of the acquired business includes, but are not limited to, discontinuation of products changes in trade practices, application of the Company’s credit policies, changes in manufacturing processes or locations, changes in marketing and advertising programs and integration of systems and personnel. Had any of these changes been implemented by the former management of the business acquired prior to acquisition by the Company, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

	Three months ended December 31		Nine months ended December 31,
	2006	2005	2006	2005
Net sales	$7,380,605	$7,467,281	$19,398,143	$17,721,479
Net loss attributable to common stock holders	$(3,730,512)	$(4,035,271)	$(12,022,231)	$(10,708,217)
Net loss attributable to common stock holders per common share
Basic	$(0.31)	$(1.30)	$(1.02)	$(3.45)
Diluted	$(0.31)	$(1.30)	$(1.02)	$(3.45)
Weighted average shares: Basic	12,051,045	3,106,666	11,827,837	3,106,666
Diluted	12,051,045	3,106,666	11,827,837	3,106,666

In management’s opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the above acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

B.	Investment in Gosling-Castle Partners Inc.

In February 2005, the Company entered into a stock subscription agreement for 60% of the stock of Gosling Partners, Inc., whose name was subsequently changed to Gosling-Castle Partners Inc.

The Company agreed to pay GCP $5,000,000 for its 60% interest: $100,000 in cash and issuance of a promissory note of $4,900,000 to GCP for the balance owed. The promissory note was payable in five installments with one remaining payment of $750,000 due April 1, 2007.

Effective with the payment of the second installment on October 1, 2005, this promissory note began accruing interest on the unpaid principal amount at the rate of 4% per annum until the note is repaid in full. As of December 31 and March 31, 2006, $97,500 and $55,000, respectively, in interest on this note has been accrued and remains unpaid.

The global distribution agreement commenced on April 1, 2005 and has a 15 year term. It is renewable for additional 15 year terms as long as GCP meets certain case sale targets during the initial term as set forth in the agreement. (See Note 16 — Gosling-Castle Partners Inc. Export

Agreement with Gosling’s Export (Bermuda) Limited). The Company ascribed the entire purchase of $5,000,000 to the Gosling global distribution agreement described above. In conjunction with this transaction the Company recorded a deferred tax liability of $2,222,222 to reflect the difference between the adjusted book value and tax basis. This deferred tax liability was recorded as an increase to the value of the distribution agreement and is included in intangible assets.

Castle Brands Inc. has agreed to fund certain operating losses of GCP. The balance of this funding at December 31, 2006 is approximately $1,600,000.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for nine-months ended December 31, 2006 were as follows:

Amount
Balance as of March 31, 2006	11,649,430
Acquisition of McLain & Kyne, Ltd	1,987,220
Balance as of December 31, 2006	$13,636,650

Intangible assets consist of the following:

	December 31, 2006	March 31, 2006
Definite life brands	$190,353	$194,159
Trademarks	520,932	341,604
Rights	9,036,793	9,036,793
Patents	825,000	825,000
Distribution relationship	416,000	416,000
Supply relationship	732,000	732,000
Other	28,480	78,260
	11,749,558	11,623,816
Less: accumulated amortization	2,013,125	1,379,389
Net	9,736,433	10,244,427
Other identifiable intangible assets – indefinite life
Trade names and formulations	3,692,000	3,692,000
	$13,428,433	$13,936,427

Accumulated amortization consists of the following:

	December 31, 2006	March 31, 2006
Brands	$110,751	$101,902
Trademarks	138,584	116,071
Rights	1,082,107	668,150
Patents	169,583	128,333
Distribution relationship	286,400	194,133
Supply relationship	225,700	170,800
Accumulated amortization	$2,013,125	$1,379,389

Amortization expense for the three-months ending December 31, 2006 and 2005 was $219,463 and $200,979, respectively, and was $621,465 and $585,059 for the nine-months ended December 31, 2006 and 2005, respectively.

On September 1, 2006, the Company delivered notice to Comans Wholesale Limited that it was terminating its distribution agreement. As a result of the delivery of the notice, the distribution agreement will terminate, as provided for by its terms, as of September 15, 2007. The Company has adjusted the estimated useful life of the underlying intangible asset to agree to the termination date. The change in estimated useful life resulted in an additional $22,400 and $30,400 in amortization expense for the three-months and nine-months ended December 31, 2006, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the twelve-month periods ending December 31,	Amount
2007	$826,267
2008	796,571
2009	741,104
2010	741,104
2011	741,104
Total	$3,846,150

NOTE 6 — RESTRICTED CASH

In connection with the credit facilities as described in Note 8, personal guarantees of the two former managing directors of CB Ireland and CB-UK in the amount of €158,717 were cancelled and replaced with a deposit of cash collateral of €300,000, or $362,293 (as translated at the exchange rate in effect on March 31, 2006). For purposes of increasing our creditors insurance in Ireland, this deposit of cash collateral has subsequently been increased to €376,935, or $497,667 (as translated at the exchange rate in effect on December 31, 2006)

NOTE 7 — OVERDRAFT ACCOUNTS

CB Ireland and CB-UK maintain overdraft coverage with a financial institution in Ireland of up to €400,000 ($528,120) and £20,000 ($39,218), respectively. Overdraft balances included in notes payable for the periods presented totaled $628,051 and $98,327 at December 31, and March 31, 2006, respectively.

NOTE 8 — SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASE

	December 31, 2006	March 31, 2006
Notes payable consist of the following:
Notes payable	$1,084,369	$806,630
Senior notes(A)	9,287,098	4,594,791
Subordinated convertible notes	9,000,000	15,000,000
Non-interest bearing notes	—	1,210,162
9% Promissory note	—	2,000,000
	19,471,467	23,611,583
Capital lease	9,786	12,395
Total	$19,381,253	$23,623,978

(A)	On November 10, 2006, CB-USA issued to 11 individuals an aggregate of $5,340,000 of additional senior notes secured by accounts receivable and inventories of CB-USA. These notes mature on May 31, 2009 and bear interest at 9% payable semi-annually. In addition, each holder of senior notes received warrants to purchase 40 shares of the Company’s common stock at $8.00 per share for each $1,000 of additional principal purchased by such holder. There were 213,600 warrants issued in conjunction with the issuance of the additional senior notes. These warrants have been fair valued at $706,944 in the aggregate and have been treated as a discount to the notes payable based upon their relative fair value. Interest expense pertaining to this discount is recognized, and the notes payable accreted, over the term of the notes with a maturity of May 2009

Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on December 31, 2006):

For the Period ending December 31,
2007	$1,088,007
2008	3,825
2009	2,316
2010	12,179,235
2011	6,000,000
Total	19,273,383
Less current portion	1,088,007
Non current portion	$18,185,376

NOTE 9 — COMMON STOCK

At March 31, 2006, the Company had 3,106,666 common shares outstanding.

On April 5, 2006, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 with respect to the Company’s initial public offering. On April 10, 2006, 3,500,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $9.00 per share.

Net proceeds to the company after payment of issuance costs not already paid as of April 10, 2006 were $26,533,652, determined as follows:

Aggregate offering proceeds to the Company	$31,500,000
Underwriting discounts and commissions	2,205,000
Other fees and expenses	2,761,348
Total expenses	4,966,348
Net proceeds to the company	$26,533,652

The Company has received all final invoices and adjustments incurred in connection with its initial public offering and has paid all balances in full.

In addition, certain transactions occurred at the time of the initial public offering and were settled from the net proceeds of such offering:

•	The conversion of all of the Company’s outstanding Series A convertible preferred stock into 535,715 shares of common stock;

•	The conversion of all of the Company’s outstanding Series B convertible preferred stock into 200,000 shares of common stock;

•	The conversion of all of the Company’s outstanding Series C convertible preferred stock into 3,353,748 shares of common stock;

•	193,107 shares of common stock were issued in payment of all of the dividends accrued on preferred stock through April 9, 2006;

•	All of the €1,374,750 ($1,660,148) principal amount of the Company’s 5% euro denominated convertible subordinated notes was converted into 263,362 shares of common stock;

•	$6.0 million (40%) of the $15.0 million principal amount of the Company’s 6% convertible notes was converted into 857,143 shares of common stock;

On November 24, 2006, the Company issued 100,000 shares of common stock in connection with the acquisition of all of the outstanding capital stock of McLain & Kyne, Ltd.

At December 31, 2006, the Company had 12,109,741 common shares outstanding.

NOTE 10 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2006, the Company held outstanding forward exchange positions for the purchase of euros, expiring through July 2006, in the amount of $723,700 with a weighted average conversion rate of €1 = $1.2062 as compared to the spot rate at March 31, 2006 of €1 = $1.2076. At December 31, 2006, the Company held outstanding forward exchange positions for the purchase of euros, expiring through January 2006, in the amount of $467,250 with a weighted average conversion rate of €1 = $1.3550 as compared to the spot rate at December 31, 2006 of €1 = $1.3203. Gain or loss on foreign transactions, which was de minimus, is included in other income and expense.

NOTE 11 — PROVISION FOR INCOME TAXES

The Company’s income tax benefit for the three-month and nine-month periods ended December 31, 2006 and 2005 consists of federal and state and local taxes attributable to Gosling-Castle Partners Inc. (‘‘GCP’’) which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the three-months ended December 31, 2006 and 2005, the Company recognized $37,033 and $37,037 of deferred tax benefits, respectively, and $111,109 and $111,113 for the nine-months ended December 31, 2006 and 2005, respectively.

On December 1, 2003, the Company recorded a deferred tax liability of $629,444 as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

NOTE 12 — STOCK OPTIONS AND WARRANTS

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

Stock-based compensation expense recognized in the Statement of for the three-month and nine-month periods ended December 31, 2006 amounted to $285,981 and $1,057,396, respectively. There were no options exercised under all share-based payment arrangements for the nine-months ended December 31, 2006.

A summary of the options outstanding under the stock option plan is as follows:

	Nine-months ended December 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	888,500	$6.82	745,500	$6.47
Granted	540,000	8.18	170,000	8.00
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at end of period	1,428,500	7.09	915,500	6.76
Options exercisable at period end	416,467	$6.65	188,533	$6.34
Weighted average fair value of options granted during the period		$3.67		$3.05

The following table represents information relating to stock options outstanding at December 31, 2006:

	Options Outstanding		Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
100,000	$5.87	9.94	—	$5.87	$427,000
522,000	6.00	7.15	260,867	6.00	1,153,860
200,000	7.23	9.45	50,000	7.23	1,054,000
100,000	7.73	9.51	—	7.73	570,000
366,500	8.00	8.21	105,600	8.00	1,117,425
140,000	9.00	9.28	—	9.00	922,600
1,428,500			416,467		$5,244,885

As of December 31, 2006, the total stock options outstanding were 1,428,500. The weighted average exercise price of these options was $7.09. The weighted average remaining life of the options outstanding and exercisable was 8.31 and 7.69, respectively. Total stock options exercisable as of December 31, 2006 were 416,467. The weighted average exercise price of these options was $6.65.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	December 31, 2006	March 31, 2006
Risk-free interest rates	4.44 - 5.19%	4.37 - 4.43%
Expected options life in years	7.00	7.00
Expected stock price volatility	75%	25%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company’s stock options that have not vested for the three-months and nine-months ended December 31, 2006:

	Shares	Weighted Average Exercise Price
Nonvested at April 1, 2006	586,733	$7.02
Granted	340,000	7.96
Canceled or expired	—	—
Vested	(103,500)	7.32
Nonvested at June 30, 2006	823,233	7.37
Granted	200,000	6.80
Canceled or expired	—	—
Vested	(11,200)	8.00
Nonvested at December 31, 2006	1,012,033	$7.25

As of December 31, 2006, there was $3,480,225 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 8.50 years. The total fair value of shares vested during the three-months and nine-months ended December 31, 2006 was $24,720 and $462,701, respectively.

The Company did not recognize any tax benefit for the three and nine-month periods ended December 31, 2006 due to the full valuation allowance on its deferred tax assets.

B.	Stock Warrants – The Company has entered into various warrant agreements.

Common Stock Warrants Issued to Senior Note Holders

In connection with the issuance of the senior notes in November 2006, the Company entered into a warrant agreement to grant the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at fair value and accounted for as a discount of the face value of the senior notes and a credit to additional paid-in capital of $706,944 based upon their relative fair value. This discount will be recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For the three-months ended December 31, 2006 the Company recorded $43,807 of additional senior note accretion as additional interest expense.

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

The following is a summary of the company’s outstanding warrants:

	Warrants	Weighted Average Exercise Price Per Warrant
Warrants outstanding, March 31, 2006	598,618	$7.67
Granted	213,600	8.00
Exercised	—	—
Forfeited	—	—
Warrants outstanding, December 31, 2006	812,218	$7.75
Warrants exercisable, December 31, 2006	812,218	$7.75

NOTE 13 — RELATED PARTY TRANSACTIONS

A.	The Company is operating under an agreement with MHW, Ltd. (‘‘MHW’’) whereby MHW acts as the Company’s agent in the distribution of its products across the United States. MHW’s president also serves as a director of the Company and has a de minimis indirect ownership interest in the Company. In addition, MHW has a 10% ownership interest in the Celtic Crossing brand, one of the Company’s products, in the United States and its territories, Canada, Mexico, and the Caribbean.

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

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the three-months ended December 31, 2006 and 2005, aggregate charges recorded for all services provided were approximately $71,033 and $39,352, respectively and were $195,391 and $154,818 for the nine-months ended December 31, 2006 and 2005, respectively. These charges have been included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

B.	The Company has transactions with Knappogue Corp., a shareholder in the Company. Knappogue Corp. is controlled by the Company’s CEO and his family. The transactions primarily involved rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes including Company meetings and to entertain customers. For the three-months ended December 31, 2006 and 2005, the Company recognized $10,000 and $3,478, respectively, and recognized $15,000 and $11,018 for the nine-months ended December 31, 2006 and 2005, respectively.

C.	In April 2004, the Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provides for a monthly retainer to BPW, Ltd. of $3,500, a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company’s management.

This contract is cancelable by either party, at their convenience, upon 30 days written notice. For the three-months ended December 31, 2006 and 2005, the Company recognized $10,772 and $10,500, respectively and $33,318 and $33,500 for the nine-months ended December 31, 2006 and 2005, respectively, under this contract.

D.	For the three-months ended December 31, 2006 and 2005, and for the nine-months ended December 31, 2006 and 2005, the Company purchased goods and services from Terra Manufacturing Limited (‘‘Terra’’) and Carbery Milk Products Limited (‘‘Carbery’’) of approximately $932,325 and $1,655,922, respectively, and $1,824,851 and $2,792,867 respectively. The Company had assumed the underlying supplier agreements with Terra and Carbery from CB-Ireland. Terra’s affiliate, Tanis Investments, and Carbery are both shareholders in the Company. As of December 31, 2006 and 2005, the Company was indebted to these two affiliates in the amount of approximately $893,221 and $879,618 respectively, which is included in due to stockholders and affiliates on the accompanying condensed consolidated balance sheet.

E.	For the three-months ended December 31, 2006 and 2005, the Company made royalty payments of approximately $10,936 and $8,874, respectively, and for the nine-months ended December 31, 2006 and 2005 it made royalty payments of $29,912 and $27,528, respectively, for use of a patent, to an entity that is owned by two stockholders in the Company. These charges have been included in other expense on the accompanying consolidated statements of operations. The royalty agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($118,827) for the duration of the licensing period, which expires on December 1, 2008.

F.	In February and August 2005, the Company executed agreements with the two Co-Managing Directors of CB Ireland whereby, effective March 11, 2005 and December 1, 2005, respectively, each individual resigned his position in CB Ireland in exchange for a consultancy agreement consisting of fifteen monthly payments totaling €196,875, plus Value Added Tax (‘‘VAT’’). The balance due, net of payments made, was $61,448 and $256,925 at December 31, and March 31, 2006, respectively. In addition, under the terms of these agreements, the stock options of these individuals were deemed to have accrued two years’ vesting at the end of the consultancy period, the exercise period for their stock options was extended to December 1, 2008, and the Company agreed to pay off the outstanding balance of their 5% Convertible Subordinated Notes, each dated December 1, 2003, and each in the amount of €465,550 and their Subordinated Note, each dated December 1, 2003, and each in the amount of €133,323 at the earlier of one month following the completion of the Company’s initial public offering or in four quarterly installments beginning January 1, 2006. The Company paid the outstanding balance on each of these subordinated notes in the amount of $159,961 on April 19, 2006. The Company also reimbursed these individuals the legal fees incurred in connection with their consultancy agreements in the amounts of €8,000 and €5,000, respectively, plus VAT. For the three-months and nine-months ended December 31, 2006 and 2005, the Company made payments of $61,439 and $47,335, respectively and $194,013 and $155,452, respectively, pursuant to these agreements. In September 2005, the Company consented to the sale of the 5% Convertible Notes held by the two Co-Managing Directors of CB Ireland and shares of common stock held by one of the Co-Managing Directors to third parties.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

B.	The Company subleases office space in Dublin, Ireland and New York, NY and leases office space in Houston, TX and Louisville, KY. The Dublin office lease commenced on June 1, 2004 and extends through February 28, 2009. Rent is payable quarterly in advance. The New York City lease commenced on August 15, 2004 and extends through March 30, 2008. The Houston lease commenced on February 24, 2000 and extends through March 31, 2007. The Louisville lease commenced June 1, 2004, became effective for the Company concurrent with the acquisition of McLain & Kyne, Ltd., and expires May 31, 2009. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments are as follows:

For the years ending December 31,	Amount
2007	$315,943
2008	84,845
2009	12,004
2010	—
Total	$412,792

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $107,776 and $92,091 for the three-months ended December 31, 2006 and 2005, respectively, and $305,759 and $276,241 for the nine-months ended December 31, 2006 and 2005, respectively, and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

C.	Pursuant to a composite inter-company guarantee in the amount of €860,000 ($1,135,458) completed in February 2005 between the Company, Castle Brands Spirits Company Limited and Castle Brands Spirits (GB) Limited, the Company has guaranteed the loans from Ulster Bank to the Company’s European subsidiaries.

E.	The Company is subject to strict federal and state government regulations associated with the marketing, import, warehouse, transport, and distributions of spirits.

NOTE 15 — CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of December 31, and March 31, 2006, the Company exceeded the insured limit by approximately $11,100,000 and $1,300,000, respectively. Management believes the Company is not exposed to any significant credit risk because the institutions are international money center banking institutions with strong financial positions.

NOTE 16 —	GOSLING-CASTLE PARTNERS INC. EXPORT AGREEMENT WITH GOSLING’S EXPORT (BERMUDA) LIMITED

In February 2005, Gosling-Castle Partners Inc. secured the GXB global distribution rights under an Export Agreement (the ‘‘Agreement’’) with GXB. This agreement called for GCP to pay $2,500,000 to GXB for the assignment of its global distribution rights (except Bermuda) in four equal installments at April 1, 2005, October 1, 2005, April 1, 2006 and October 1, 2006. All payments have been made in full as of December 31, 2006.

NOTE 17 — GEOGRAPHIC INFORMATION

The Company operates in one business – premium branded spirits. The Company’s product categories are vodka, rum, liqueurs/cordials, and whiskey. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in foreign countries. The following table sets forth the percentage of consolidated revenue from continuing operations and consolidated assets from foreign countries.

	For the three-months ended December 31,				For the nine-months ended December 31,
	2006		2005		2006		2005
Consolidated Revenue:
International	$3,058,076	41.4%	$3,317,532	45.1%	$6,910,260	36.2%	$6,785,541	38.9%
United States	4,322,529	58.6%	4,041,749	54.9%	12,182,812	63.8%	10,665,278	61.1%
Total Consolidated Revenue	$7,380,605	100%	$7,359,281	100%	$19,093,072	100%	$17,450,819	100%
Consolidated Depreciation and Amortization
International	$20,235	7.7%	$17,275	7.4%	$58,530	7.9%	$56,811	8.4%
United States	242,691	92.3%	215,645	92.6%	684,684	92.1%	617,937	91.6%
Total Consolidated Depreciation and Amortization	$262,926	100%	$232,920	100%	$743,214	100%	$674,748	100%
Income Tax Benefit
United States	$37,033	100%	$37,037	100%	$111,109	100%	$111,113	100%
Revenues by Category:
Vodka	$2,945,816	39.9%	$3,371,104	45.8%	$6,807,968	35.7%	$6,691,030	38.3%
Rum	1,669,504	22.6%	1,406,738	19.1%	5,614,389	29.4%	4,844,503	27.8%
Liqueurs/Cordials	1,413,295	19.2%	1,381,267	18.8%	3,793,007	19.9%	3,275,700	18.8%
Whiskey	1,301,652	17.6%	1,045,852	14.2%	2,722,324	14.3%	2,468,714	14.2%
Other*	50,338	0.7%	154,320	2.1%	155,384	0.7%	170,872	0.9%
Total Consolidated Revenue	$7,380,605	100%	$7,359,281	100.0%	$19,093,072	100%	$17,450,819	100.0%
Consolidated Assets:
International	$6,900,484	11.5%
United States	53,295,905	88.5%
Total Consolidated Assets	$60,196,389	100.0%

*	Includes related food products.

NOTE 18 — SUBSEQUENT EVENTS

On February 12, 2007, we entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, one of our directors, which enables us to borrow up to $5.0 million. We do not presently anticipate borrowing any advances under this credit facility. Any amounts outstanding under the credit facility bears interest at a rate of 9% per annum. Interest is payable quarterly. The maturity date of any amounts outstanding is the earlier of one business day after the closing of a financing transaction which results in gross proceeds to the Company of at least $15,000,000 and February 28, 2008.

Upon entering into the credit agreement, we paid the lender a facility fee of $150,000. If we draw down on the credit facility, upon receiving our first advance, we would have to pay the lender an additional facility fee of $200,000.

An event of default under the credit facility occurs if we (a) fail to make payment of principal or interest on the maturity date, (b) fail to make payment of any fees or quarterly interest payments when due and after 10 business days of prior written notice to us by the lender of the failure to pay, (c) breach the affirmative covenants contained in the credit agreement and fail to cure the breach generally within 30 days of the breach or (d) become insolvent or begin an insolvency proceeding or one is begun against us and is not dismissed or stayed within 90 days. If an event of default occurs, the lender could declare all principal and interest immediately due and payable and the interest rate will increase by 200 basis points above the current interest rate.

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

The following information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2006, as well as in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Overview

We develop and market premium branded spirits in several growing market categories, including vodka, rum, Irish whiskey, liqueurs/cordials and bourbon. We distribute these spirits in all 50 U.S. states and the District of Columbia, in six key international markets: Ireland, Great Britain, Germany, France, Italy and Canada, and in a number of other countries in continental Europe. Our brands include, among others, Boru vodka, Gosling’s rums, Knappogue Castle Whiskey and the Pallini liqueurs.

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

For the three-months ended December 31, 2006, our total net sales remained flat at $7.4 million when compared to the comparable prior year period. Current year net sales were impacted by a change in sales mix and a movement towards direct import shipments into the U.S., whereby federal excise taxes are paid directly by the distributor, resulting in lower revenue per case. While this may result in reduced top-line revenue growth, we believe that increased orders for container sized direct imports are a strong indication of both the growth of our brands and the expansion of our distribution pipeline.

In the same period, selling expense increased $1.0 million, to $4.6 million, representing a 27.2% increase when compared against $3.6 million in the comparable prior year period, due primarily to volume driven increases in distributor incentives, sales support expense, selling related shipping costs and sales commissions as well as billboard and print media advertising expenses pertaining to a recent Gosling’s rum advertising campaign.

General and administrative expense increased $0.4 million, or 26.7%, to $2.1 million for the three-months ended December 31, 2006 versus $1.7 million in the comparable prior year period primarily due to increased costs incurred in connection with our change in status to a public company, as well as increases in compensation expense, including stock-based compensation, our D&O liability insurance expense and travel and entertainment expenses. Depreciation and amortization remained approximately the same as the comparable period in 2005.

Case Sales

The following table sets forth certain information regarding our case sales for the three-and nine-month periods ended December 31, 2006 and 2005. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three-months Ended December 31,		Nine-months Ended December 31,
Case Sales	2006	2005	2006	2005
Cases
United States	48,593	45,128	139,230	119,100
International	43,089	41,315	103,065	99,228
Total	91,682	86,443	242,295	218,328
Vodka	51,298	44,391	124,335	107,664
Rum	16,691	15,490	59,676	52,613
Liqueurs/cordials	15,987	20,990	41,099	43,781
Whiskey	7,706	5,572	17,185	14,270
Total	91,682	86,443	242,295	218,328
Percentage of Cases
United States	53.0%	52.2%	57.5%	54.5%
International	47.0	47.8	42.5	45.5
Total	100.0%	100.0%	100.0%	100.0%
Vodka	56.0%	51.4%	51.3%	49.3%
Rum	18.2	17.9	24.6	24.1
Liqueurs/cordials	17.4	24.3	17.0	20.1
Whiskey	8.4	6.4	7.1	6.5
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Three-months Ended December 31,		Nine-months Ended December 31,
	2006	2005	2006	2005
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.9%	67.9%	66.7%	64.8%
Gross profit	33.1%	32.1%	33.3%	35.2%
Selling expense	62.3%	49.1%	67.2%	57.1%
General and administrative expense	28.5%	22.5%	32.7%	23.1%
Depreciation and amortization	3.6%	3.2%	3.9%	3.9%
Loss from continuing operations	(61.3)%	(42.7)%	(70.5)%	(48.9)%
Other income	0.0%	(0.4)%	0.0%	0.0%
Other expense	(0.3)%	(0.1)%	(0.2)%	(0.2)%
Foreign exchange gain/(loss)	6.6%	(3.5)%	6.0%	(3.2)%
Interest expense, net	(2.8)%	(5.6)%	(3.7)%	(5.9)%
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	0.0%	0.0%	(1.5)%	0.0%
Current credit/(charge) on derivative financial instrument	1.8%	0.1%	0.6%	0.1%
Income tax benefit	0.5%	0.5%	0.6%	0.6%
Minority interests	5.0%	2.8%	5.8%	2.5%
Net loss	(50.5)%	(48.9)%	(62.9)%	(55.0)%
Less:
Preferred stock dividends	0.0%	5.7%	0.3%	6.4%
Net loss attributable to common stockholders	(50.5)%	(54.6)%	(63.2)%	(61.4)%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net sales.    Consolidated net sales remained flat at $7.4 million in the fiscal quarter ended December 31, 2006 when compared to the comparable prior year period. Our case sales, measured in nine-liter case equivalents, increased 5,239 cases, or 6.1%, to 91,682 cases versus 86,443 cases in the comparable prior period, resulting in our largest quarterly case sales to date. A 5,003 case decrease in liqueur sales in the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 was offset by increases in case sales of our existing brands, particularly Boru vodka, which sales increased 45.8% in the U.S. from the comparable prior year period, and by sales of our newly-acquired bourbon products following our acquisition of McLain & Kyne, Ltd. on October 12, 2006.

Our overall U.S. case sales as a percentage of total case sales increased to 53.0% during the three-months ended December 31, 2006 from 52.2% in the comparable prior year period.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the three-months ended December 31, 2006 compared to the comparable 2005 period. Current period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne, Ltd. on October 12, 2006

	Increase (decrease) in case sales		Percentage Increase (decrease)
	Overall	U.S.	Overall	U.S.
Vodka	6,907	6,249	15.6%	45.8%
Rum	1,201	(463)	7.8%	(3.7)%
Liqueurs/cordials	(5,003)	(3,639)	(23.8)%	(20.2)%
Whiskey	2,134	1,318	38.3%	157.5%
Total	5,239	3,465	6.1%	7.7%

There was no material change in the selling prices of our existing products between the three-months ended December 31, 2006 and the comparable prior period.

In addition to increased case sales, net sales in the quarter ended December 31, 2006 were positively impacted by the weakening dollar vis-à-vis the euro and the pound. However, net sales were flat as compared to the prior year period because these net sales gains were offset by reduced net sales from direct imports into the U.S., whereby federal excise taxes are paid directly by the distributor, resulting in lower revenue per case. In addition a change in sales and geographic mix to lower revenue products and markets, respectively, negatively impacted total net sales.

Gross profit.    Due to the effects of foreign exchange fluctuations, a change in sales mix and an increase in direct imports, gross profit was flat at $2.4 million during the three-months ended December 31, 2006, against the comparable 2005 period, with an increase in gross margin percentage to 33.1% from 32.1%. Gross profit was flat due to our change in sales and geographic mix which offset the effects of our increased case sales.

Selling expense.    Selling expense increased 27.2% to $4.6 million during the three-months ended December 31, 2006 versus $3.6 million in the comparable prior year period. This increase in selling expense was attributable to: increases in distributor incentives and sales support costs of $0.3 million; increased expenses attributable to the Gosling rum advertising campaign of $0.3 million; an increase in consultancy expense of $0.1 million; an increase in compensation expense of $0.2 million due, in part, to the impact of the hiring of several additional employees during the current fiscal year; and a stock-based compensation expense of $0.1 million due to our adoption of SFAS 123(R), Share-Based Payment. As a percentage of net sales, selling expense increased to 62.3% compared to 49.1% for the comparable prior year period.

General and Administrative Expense.    General and administrative expense increased 26.7% to $2.1 million during the three-months ended December 31, 2006 versus $1.7 million in the comparable period in 2005. Major components of this increase included an increased professional fees, public company directors and officers’ liability insurance incurred in connection with our change in status to that of a public company, an increase in capital based taxes and the charge for stock-based compensation expense resulting from our adoption of SFAS 123(R) effective April 1, 2006. As a percentage of net sales, general and administrative expense increased to 28.5% for the three-months ended December 31, 2006 compared to 22.5% for the comparable period in 2005. Stock-based compensation was $0.1 million during the three-months ended December 31, 2006, as compared to zero in the comparable period in 2005.

Depreciation and Amortization.    Depreciation and amortization increased 12.8% to $0.3 million during the three-months ended December 31, 2006 versus $0.2 million in the comparable prior year period and is primarily attributable to current period amortization of the Gosling worldwide (except Bermuda) distribution agreement which went into effect during February 2005.

Other Income/(Expense), Net.    Other income/(expense), net, increased to $0.8 million during the three-months ended December 31, 2006 versus ($0.5) million in the comparable 2005 period. The major components of this category include the following:

•	Foreign exchange gain during the three-months ended December 31, 2006 was $0.5 million versus a loss of ($0.3) in the comparable prior year period. The current period gain is attributable to the effects of the strengthening of the euro against the dollar on our intercompany loans to our foreign subsidiaries;

•	Interest income during the three-months ended December 31, 2006 was $0.2 million versus zero in the comparable period in 2005. The source of this income is investment of the proceeds of our initial public offering;

•	Interest expense during the three-months ended December 31, 2006 remained flat from the comparable period in 2005 at $0.4 million and pertained to our senior notes, the $9.0 million of 6% convertible subordinated notes outstanding following our initial public offering and financing costs on our accounts receivable discounting arrangement with a bank in Ireland; and

•	Minority interest during the three-months ended December 31, 2006 amounted to a credit of $0.4 million versus a credit of $0.2 million in the comparable 2005 period as a result of a larger loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net Loss Attributable to Common Stockholders.    The net loss attributable to common stockholders for the three-months ended December 31, 2006 decreased 7.6% to $3.7 million versus $4.0 million in the comparable 2005 period. These net losses included $0 and $0.4 million of preferred stock dividends accrued during the three-months ended December 31, 2006 and 2005, respectively.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Net sales.    Net sales increased $1.6 million, or 9.4%, to $19.1 million in the nine-months ended December 31, 2006 versus $17.5 million in the comparable 2005 period. This increase reflected an increase in case sales of our existing brands and by case sales of our newly acquired bourbon brands. Our case sales, measured in nine-liter case equivalents, increased 23,967 cases, or 11.0%, to 242,295 cases versus 218,328. This increase was primarily driven by a 16,671 case increase in vodka sales over the prior year comparable period. The increase in vodka sales was offset in part by a 2,682 case decrease in liqueur sales in the nine-months ended December 31, 2006 versus the comparable period in 2005.

There was no material change in the selling prices of our existing products between the nine-months ended December 31, 2006 and the comparable prior period in 2005.

Our U.S. case sales as a percentage of total case sales increased to 57.5% during the nine-months ended December 31, 2006 from 54.5% in the comparable prior year period. This increase of 20,130 cases, representing 84.0% of the total nine-month increase in case sales globally, reflects the relative growth opportunities within the United States for our premium spirits portfolio, particularly Boru vodka, Gosling’s rums and Pallini liqueurs.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the nine-months ended December 31, 2006 compared to the comparable 2005 period. Current period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne, Ltd. on October 12, 2006

	Increase (decrease) in case sales		Percentage Increase (decrease)
	Overall	U.S.	Overall	U.S.
Vodka	16,671	12,968	15.5%	35.4%
Rum	7,063	4,014	13.4%	9.3%
Liqueurs/cordials	(2,682)	1,152	(6.1)%	3.1%
Whiskey	2,916	1,996	20.4%	79.4%
Total	23,968	20,130	11.0%	16.9%

Gross profit.    Gross profit increased 3.6% to $6.4 million during the nine-months ended December 31, 2006 versus $6.1 million in the comparable 2005 period. The absolute increase in gross profit primarily reflected our increased level of case sales. Cost of sales increased in the current period due to increases in the costs of raw materials and product packaging, as well as a higher cost sales mix. In addition, price sensitivity and competition in many of our markets have prevented us from passing on increased costs of sales to our customers at this time. As a result of these factors, the current period saw a drop in gross margin percentage to 33.3% from 35.2% in the comparable prior year period.

Selling expense.    Selling expense increased 28.8% to $12.8 million during the nine-months ended December 31, 2006 versus $10.0 million in the comparable 2005 period. The increase in selling expense was primarily attributable to: increases in distributor incentives and sales support costs of $0.8 million; increases in the Gosling rum advertising campaign incurred charges of $0.8 million in the nine-months ended December 31, 2006 versus the comparable prior year period; an increase in sales consulting expense of approximately $0.3 million in the nine-months ended December 31, 2006 and was employed to further enhance our strategic brand marketing platforms and to execute the new Boru bottle design in time for a re-launch of the brand in fiscal 2007; an increase in compensation expense of $0.9 million due to the impact of the hiring of several additional employees during the current fiscal year; and an increase in stock-based compensation expense of $0.3 million due to our adoption of SFAS 123(R), Share-Based Payment. As a percentage of net sales, selling expense increased to 67.2% compared to 57.1% for the comparable prior year period.

General and Administrative Expense.    General and administrative expense increased 54.6% to $6.2 million during the nine-months ended December 31, 2006 versus $4.0 million in the comparable period in 2005. Major components of this increase included an increase of $0.5 million in professional fees mainly attributable to our change in status to that of a public company, an increase in capital based taxes, an increase of $0.6 million in compensation expense due to the full current period impact of salaries and benefits for several executive and administrative employees. This increase also reflects a $0.7 million charge for stock-based compensation expense resulting from our adoption of SFAS 123(R) effective April 1, 2006 and an increase of $0.4 million incurred for public company directors and officers’ liability insurance. As a percentage of net sales, general and administrative expense increased to 32.7% for the nine-months ended December 31, 2006 compared to 23.1% for the comparable prior year period.

Depreciation and Amortization.    Depreciation and amortization increased 10.1% to $0.7 million during the nine-months ended December 31, 2006 versus the comparable prior year period and is primarily attributable to current period amortization of the Gosling worldwide (except Bermuda) distribution agreement which went into effect during February 2005.

Other Income (Expense), Net.    Other income/(expense), net, increased to $1.5 million during the nine-months ended December 31, 2006 versus ($1.1) million in the comparable period in 2005. The major components of this category include the following:

•	Foreign exchange gain / (loss) during the nine-months ended December 31, 2006 was a gain of $1.1 million versus a loss of ($0.6) million in the comparable period in 2005. The current period gain is attributable to the effect of a strengthening of the euro against the dollar on our intercompany loans to our foreign subsidiaries;

•	Interest income during the nine-months ended December 31, 2006 was $0.6 million versus zero in the comparable period in 2005. The source of this income is investment of the proceeds of our initial public offering;

•	Interest expense during the nine-months ended December 31, 2006 was flat at $1.0 million versus the comparable period in 2005 and pertained to our senior notes, the $9.0 million of 6% convertible subordinated notes outstanding following our initial public offering and financing costs on our accounts receivable discounting arrangement with a bank in Ireland;

•	Write-off of deferred financing costs of $0.3 million in connection with the conversion to common stock of 40% of our 6% convertible subordinated notes; and

•	Minority interest during the nine-months ended December 31, 2006 amounted to a credit of $1.1 million versus a credit of $0.4 million in the comparable 2005 period as a result of a larger loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net Loss Attributable to Common Stockholders.    The net loss attributable to common stockholders for the nine-months ended December 31, 2006 increased 12.6% to $12.0 million versus $10.7 million in the comparable 2005 period. These net losses included $0.05 million and $1.1 million of preferred stock dividends accrued during the nine-months ended December 31, 2006 and 2005, respectively.

EBITDA.    EBITDA decreased 16.6% to negative $9.3 million for the nine-months ended December 31, 2006 versus negative $8.0 million the comparable prior year period. EBITDA represents net income before deducting interest expense (including expensing of deferred financing costs), income taxes, depreciation and amortization and the impact of the non-cash charge for stock-based compensation reported under SFAS 123(R). We use EBITDA as the primary internal management measure for evaluating performance on a period over period analysis, when comparing actual results to budgeted performance and when allocating additional resources. This non-GAAP financial measure is presented in order to assist industry analysts and investors in assessing our liquidity, our ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including interest payments, debt principal repayments, and other non-recurring charges, which are not reflected in EBITDA. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth our reconciliation of EBITDA to net loss (the most directly comparable financial measure):

	Nine-months Ended December 31,
(Dollars in thousands)	2006	2005
Net loss	(12,013)	(9,596)
Add (subtract):
Income tax benefit	(111)	(111)
Interest expense, net, including expensing of deferred financing costs	1,002	1,038
Depreciation and amortization	743	675
Stock based compensation	1,057	—
EBITDA	(9,322)	(7,994)

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses and, in addition, have not generated positive cash flows from operations. As of December 31, 2006, we had stockholders’ equity of $27.9 million and working capital of $21.6 million. At March 31, 2006 (prior to our initial public offering in April 2006), we had a stockholders’ deficit of $26.0 million and a working capital deficit of $0.8 million. At December 31, 2006, we had cash and cash equivalents of approximately $11.0 million. At March 31, 2006, we had cash and cash equivalents of approximately $1.4 million. The increase in stockholders’ equity, working capital and cash and cash equivalents is due to our initial public offering which raised gross proceeds of $31,500,000 upon the sale of 3,500,000 common shares at the offering price of $9.00 per share. Total estimated offering costs were $4,966,348. Upon the closing of our initial public offering, we received net proceeds from the offering of approximately $26.5 million. We have received all final invoices and adjustments incurred in connection with our initial public offering and have paid all balances in full. The proceeds have been and will continue to be used for working capital and general corporate purposes, including for sales and marketing activities, meeting capital commitments to our 60%-owned subsidiary, Gosling-Castle Partners Inc., the hiring of additional employees and repayment of debt and related interest.

In addition, at December 31, 2006, we had approximately $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for a line of credit.

We believe that we will be able to fund our operations for the next twelve months from our projected cash flow from operations, reduction of our days in accounts receivable and days in inventory, the $5.0 million available from our 9% credit facility with Frost Nevada Investments Trust, and current cash and cash equivalents. Beyond the next twelve months, we anticipate additional financing will be needed to fund working capital and other requirements. Changes in our operating plans, acquisitions or other additions of brands, lower than anticipated sales, increased expenses, or other events, including those described in our Annual Report on Form 10-K for the year ended March 31, 2006, under the caption ‘‘Risk Factors,’’ may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

The following trends have resulted in, and are reasonably likely to continue to result in a material decrease in our liquidity over the near-to-mid term:

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	addition of administrative and sales personnel as our business expands;

•	increases in advertising, public relations and sales promotions for existing and new brands;

•	acquisition of additional spirits brands;

•	an increase in legal, accounting and other expenses due to our new status as a public company;

•	a reduction in gross margin due to increases in our cost of sales which are not fully passed on to our customers in the form of higher selling prices for our products;

•	financing the operations of our 60%-owned Gosling-Castle Partners strategic export venture; and

•	expansion into new markets and within existing markets in the United States and internationally.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Nine-months Ended December 31,
	2006	2005
Net cash provided by (used in):
Operating activities	(19,367)	(11,848)
Investing activities	(1,633)	(269)
Financing activities	30,640	9,988
Effects of foreign currency translation	—	(1)
Net increase in cash and cash equivalents	9,640	(2,130)

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

In the nine-months ended December 31, 2006, net cash used in operating activities was $19.2 million, consisting primarily of losses from our operations of $12.0 million, an increase in accounts receivable of $4.9 million, increases in inventories and prepaid expenses of $2.6 million and $0.2 million, respectively, and $1.0 million resulting from the effect of changes in foreign currency rates, and minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners, Inc. of $1.1 million. These uses of cash were offset, in part, by non-cash charges for depreciation and amortization and share-based compensation expense of $0.7 million and $1.1 million, respectively.

Investing Activities.    Net cash used in investing activities during the nine-months ended December 31, 2006 was $1.6 million for the acquisition of property and equipment and intangible assets and all of the outstanding stock of McLain & Kyne, Ltd.

Financing Activities.    Net cash provided by financing activities during the nine-months ended December 31, 2006 was $30.6 million and consisted of $31.5 million from common stock issued in our initial public offering less $2.9 million in payments for the cost of stock issuance and the net proceeds from notes payable in the amount of $2.1 million.

On November 10, 2006, our wholly owned subsidiary Castle Brands (USA) Corp. completed an offering to 11 persons of an aggregate of $5,340,000 of additional senior notes secured by accounts receivable and inventories of Castle Brands (USA), pursuant to the First Amended and Restated Indenture of Castle Brands (USA), dated as of June 1, 2004, and amended and restated as of August 15, 2005. The issuance was made pursuant to Regulation D and Regulation S under the Securities Act of 1933, as amended. The additional senior notes have substantially identical terms to the aggregate principal amount of $4,660,000 of senior notes previously issued under the indenture in 2004 and 2005 except that the additional senior notes were issued with a two percent loan origination fee. The additional senior notes bear interest at a rate of 9%, payable semi-annually on November 30th and May 31st, and mature on May 31, 2009. The additional senior notes will be treated as a single class with the previously issued senior notes.

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

Contractual obligations

The following table sets forth our contractual commitments as of December 31, 2006 for each of the following twelve month periods:

	Payments due during the twelve month periods ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Long-term notes payable, including current portion and estimated interest
Ulster Bank facilities	$1,084	$—	$—	$—	$—	$—	$1,084
9% senior notes	—	—	—	10,000	—	—	10,000
6% convertible subordinated notes	—	—	—	9,000	—	—	9,000
Capital leases	4	4	2	—	—	—	10
Operating leases	189	136	2	1	—	—	328
Estimated interest	1,453	1,453	692	360	15	—	3,973
Total	$2,730	$1,593	$696	$19,361	$15	$—	$24,395

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2006, and March 31, 2006, goodwill and other intangible assets that arose from cumulative acquisitions were $27.1 million and $25.5 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, more frequently if circumstances indicate a possible impairment may exist.

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

As a result of adopting SFAS 123(R) on April 1, 2006, our net loss for the three-months ended December 31, 2006 is $0.3 million higher than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the three-months ended December 31, 2006 were increased by $0.02 per share as a result of adopting SFAS 123(R). For further information on the effect of our adoption of SFAS 123(R), see Note 1K to the condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation will apply to the Company’s fiscal year beginning April 1, 2007. The Company does not expect the interpretation will have a material impact on its results from operations or financial position.

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin 108, ‘‘Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a ‘‘restatement process’’ where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2006, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, ‘‘Disclosure About Fair Value of Financial Investments.’’ We hold no investment securities that would require disclosure of market risk.

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 41.4% and 45.1% of total revenues during the three-month periods ended December 31, 2006 and 2005, respectively. International revenues from our non-U.S. operations also accounted for approximately 36.2 % and 38.9% of total revenues during the nine-month periods ended December 31, 2006 and 2005, respectively. International revenues are generated from our foreign subsidiaries and are denominated in the local currency of each country. These subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of Castle Brands Inc. and its subsidiaries result in gains and losses that are reflected in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine- months ended December 31, 2006, was a net translation adjustment of approximately $0.6 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive loss. We do not hedge against foreign currency risk.

From time to time we do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. Individual forward contracts rarely extend for more than six months or exceed €450,000 ($594,000). At December 31, 2006, we had one forward contract outstanding valued €350,000 ($467,250) expiring January 8, 2007.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Section 404 compliance project

Effective April 1, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting for the year ending March 31, 2009.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopt a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the nine-months ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Except as previously disclosed in Part II, Item 5 of our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on November 14, 2006 and our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 16, 2006 (each of which is hereby incorporated by reference), the Company did not sell any equity securities during the fiscal quarter ending December 31, 2006 which were not registered under the Securities Act of 1933, as amended.

Uses of Proceeds From Registered Securities

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

We have received all final invoices and adjustments incurred in connection with its initial public offering and have paid all balances in full.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Not applicable.

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

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not	applicable

Item 5.    Other Information

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On February 12, 2007, we entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, one of our directors, which enables us to borrow up to $5.0 million. We do not presently anticipate borrowing any advances under this credit facility. Any amounts outstanding under the credit facility bears interest at a rate of 9% per annum. Interest is payable quarterly. The maturity date of any amounts outstanding is the earlier of one business day after the closing of a financing transaction which results in gross proceeds to the Company of at least $15,000,000 and February 28, 2008.

Upon entering into the credit agreement, we paid the lender a facility fee of $150,000. If we draw down of the credit facility, upon receiving our first advance, we would have to pay the lender an additional facility fee of $200,000.

In the event that the amount of principal advanced, interest previously paid and future interest payable exceed 10% of the net proceeds of our initial public offering completed in April 2006, the maturity date for any such amount above 10% of the net proceeds of such initial offering will be deferred until April 11, 2007. We may prepay amounts outstanding under this facility at any time at our sole discretion; provided, however, that any principal and interest in excess of 10% of the net proceeds of the initial public offering may not be prepaid.

An event of default under the credit facility occurs if we (a) fail to make payment of principal or interest on the maturity date, (b) fail to make payment of any fees or quarterly interest payments when due and after 10 business days of prior written notice to us by the lender of the failure to pay, (c) breach the affirmative covenants contained in the credit agreement and fail to cure the breach generally within 30 days of the breach or (d) become insolvent or begin an insolvency proceeding or one is begun against us and is not dismissed or stayed within 90 days. If an event of default occurs, the lender could declare all principal and interest immediately due and payable and the interest rate will increase by 200 basis points above the current interest rate.

The credit agreement and note are filed herewith as Exhibits 10.67 and 10.68, respectively.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 13, 2007, we appointed our Senior Vice President and Chief Financial Officer, Herbert J. Roberts, 52, as our principal financial officer, replacing Keith A. Bellinger, who remains our President and Chief Operating Officer. Mr. Roberts was also appointed as our treasurer on February 12, 2007.

In 1999, Mr. Roberts co-founded Videonet3.com, a provider of engineering and financial advisory services to the cable industry, for which Mr. Roberts served as the Chief Financial Officer until 2005. Starting in 2005, Mr. Roberts served as an operations and financial consultant to companies in the electronics and media industries, where his assignments included compliance with SEC rules and regulations.

We entered into a four-year Employment Agreement with Mr. Roberts on December 5, 2006, pursuant to which Mr. Roberts serves as Senior Vice President and Chief Financial Officer of the Company effective immediately. This employment agreement provides for a current annual base salary of $250,000, with increases in the sole discretion of the compensation committee of our board of directors. This employment agreement also includes incentive performance bonuses of up to 60% of the annual base salary upon successful achievement of goals and objectives agreed upon by Mr. Roberts and our compensation committee.

The employment agreement provides that Mr. Roberts is entitled to options to purchase our common stock to the extent granted by our compensation committee. On December 5, 2006, we granted Mr. Roberts an option to purchase 100,000 shares of our common stock at an exercise price of $5.81 per share.

If we do not offer to renew this employment agreement after the expiration of its four-year term, Mr. Roberts is entitled to six months salary and benefits. Mr. Roberts is also entitled to 12 months salary, a pro rated portion of his annual incentive bonus, if any, based on the portion of the year in which Mr. Roberts was employed and accelerated vesting of a pro rata portion of any of his unvested stock options for the number of full calendar months that have elapsed from the last vesting date through the date of termination if (1) his employment is terminated by us without cause or by Mr. Roberts for ‘‘good reason’’ and (2) Mr. Roberts complies with the provisions of the employment agreement relating to confidentiality, discoveries and improvements, non-solicitation, non-competition and non-disparagement.

We may terminate Mr. Roberts at any time for ‘‘cause’’ with 30 days prior written notice. Mr. Roberts may terminate his employment for any reason upon 60 days’ notice to us. No payments, other than payments for base salary already earned as of the date of termination, will be payable to Mr. Roberts upon termination by us for cause or by Mr. Roberts voluntarily.

A copy of the employment agreement with Mr. Roberts is filed herewith as Exhibit 10.66.

Item 6.    Exhibits

Exhibit Number	Description
10.66	Employment Agreement, dated December 5, 2006, by and between Castle Brands Inc. and Herbert Roberts.
10.67	Credit Agreement, dated as of February 12, 2007, by and among Castle Brands Inc. and Frost Nevada Investments Trust.
10.68	Promissory Note, dated February 12, 2007, made by Castle Brands Inc. in favor of Frost Nevada Investments Trust.
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Mark Andrews
Mark Andrews
Chairman & Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)
February 13, 2007