Form 10-K
period 2007-03-31
Castle Brands Inc
filed 2007-06-29
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

Registrant’s telephone number, including area code (646) 356-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on March 31, 2007, as reported by the American Stock Exchange, was approximately $79,560,998 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 15,627,329 shares of $0.01 par value common stock outstanding at June 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Form 10-K is incorporated by reference to the proxy statement for the registrant’s 2007 meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended March 31, 2007.

PART I

Cautionary Note Regarding Forward-Looking Statements

This annual report includes statements of our expectations, intentions plans and beliefs that constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘thinks,’’ ‘‘estimates,’’ ‘‘seeks,’’ ‘‘expects,’’ ‘‘predicts,’’ ‘‘could,’’ ‘‘projects,’’ ‘‘potential’’ and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under ‘‘Risk Factors’’ and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

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

Where in this annual report we refer to amounts in euros or British pounds, we have for your convenience also in certain cases provided a translation of those amounts to U.S. dollars in parenthesis. Where the numbers refer to a specific balance sheet date or financial statement period, we have used the exchange rate that was used to perform the translations in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the translations have been made using the exchange rates as of March 31, 2007, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2007, the exchange rate of the euro in exchange for U.S. dollars and the exchange rate of the British pound in exchange for U.S. dollars were €1.00 = U.S. $1.3335 (equivalent to U.S. $1.00 = €0.7500) for euros and £1.00 = U.S. $1.9625 (equivalent to U.S. $1.00 = £0.5096) for British pounds.

These translations should not be construed as representations that the euro and British pound amounts actually represent U.S. dollar amounts or could be converted into U.S. dollars at the rates indicated.

Item 1.    Business

Overview

We are an emerging developer and global marketer of premium branded spirits within four growing categories of the spirits industry: vodka, rum, whiskey and liqueurs. Our premium spirits brands include brands that we own, including Boru vodka, Knappogue Castle Whiskey, the Clontarf Irish whiskeys, Sea Wynde rum, and Brady’s Irish cream liqueur, brands for which we possess certain marketing and distribution rights, either directly or indirectly, including Goslings’ rums and Celtic Crossing liqueur and Pallini liqueurs, a brand that we distribute through an agency relationship.

We were formed as a Delaware corporation in July 2003. Our predecessor company, Great Spirits Company LLC, a Delaware limited liability company was formed in February 1998 by our chief executive officer, Mark Andrews, through one of his affiliated entities, Knappogue Corp. In early 2003, Great Spirits Company entered into negotiations with The Roaring Water Bay Spirits Group Limited to acquire the Boru vodka brand and, in July 2003, we were formed as a holding company to effectuate the merger of Great Spirits Company and the Roaring Water Bay entities. This merger was accomplished on December 1, 2003, with the simultaneous (a) merger of Great Spirits Company into a wholly owned subsidiary established by us for such purpose, now known as Castle Brands (USA) Corp., and (b) acquisition by us of The Roaring Water Bay Spirits Group Limited and its affiliated companies, referred to by us as Roaring Water Bay, making them our subsidiaries, now known as Castle Brands Spirits Group Limited and Castle Brands Spirits Marketing and Sales Company Limited. As a result of this acquisition, we acquired ownership of Boru vodka, the Clontarf family of Irish whiskeys and Brady’s Irish cream. We completed our initial public offering of common stock in April 2006.

For our fiscal year ended March 31, 2007, we recorded sales of 314,644 cases, which are measured based on the industry standard of nine-liter equivalent cases, and revenues of approximately $25.2 million, which represents an increase of 19.0% from revenues recorded for the prior fiscal year. These increases primarily reflect organic growth within our brand portfolio. We intend to continue our current growth through further market penetration of our brands, as well as through strategic relationships and acquisitions of both established and emerging spirits brands with global growth potential.

Our brands

We market our premium spirits brands in the following distilled spirit categories: vodka, rum, whiskey and liqueurs.

Boru vodka.    Boru vodka is our leading brand and accounted for approximately 35%, 36% and 55% of our revenues for the fiscal years ended March 31, 2007, March 31, 2006 and March 31, 2005, respectively. Boru vodka is premium vodka produced in Ireland. It was developed in 1998 and named after the legendary High King of Ireland, Brian Boru, an Irish national hero known for uniting the Irish clans and driving foreign invaders out of Ireland in 1014 A.D. It is quintuple distilled using pure spring water for smoothness and filtered through ten feet of charcoal made from Irish oak for increased purity. We have three flavor extensions of Boru vodka: Boru Citrus, Boru Orange and Boru Crazzberry (a cranberry/raspberry flavor fusion).

Gosling’s rum.    We are the exclusive U.S. distributor for the Gosling’s rums, including Gosling’s Black Seal dark rum, Gosling’s Gold Bermuda Rum and Gosling’s Old Rum. These are all produced by the Gosling family in Bermuda, where Gosling’s rums have been under continuous production and ownership by the Gosling family for over 150 years. In February 2005, we expanded our relationship with the Gosling family by acquiring a 60% controlling interest in Gosling-Castle Partners Inc., a global export venture between us and the Gosling family. Effective April 1, 2005, Gosling-Castle Partners secured the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda, including an assignment of the Gosling’s rights under our existing distribution agreement with them. The Gosling’s rum brands accounted for approximately 29% and 28% of our revenues for the fiscal years ended March 31, 2007 and March 31, 2006, respectively.

Sea Wynde.    In 2001 we introduced Sea Wynde, premium rum. Sea Wynde is distinctive in that it is made entirely from aged, pure pot still rums from the Caribbean and South America.

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

McLain & Kyne Bourbons.    In 2006, we acquired McLain & Kyne, Ltd., the developers and marketers of three premium very small batch bourbons, including Jefferson’s, Jefferson’s Reserve and Sam Houston. Under the McLain & Kyne label, we offer these three distinct premium Kentucky bourbons, each of which is blended from only eight to twelve barrels to produce specific flavor profiles. For a further description of this acquisition, see ‘‘— Our growth strategy’’ below.

Brady’s Irish cream liqueur.    We launched Brady’s Irish cream in late 2003 to capitalize on the demand for high quality Irish creams. Brady’s Irish cream is made in small batches using Irish whiskey, dairy fresh cream and natural flavors.

Celtic Crossing liqueur.    As a result of our strategic venture with Gaelic Heritage Corporation Limited, an affiliate of Terra Limited, which is one of our primary bottlers, we have obtained the exclusive worldwide distribution rights with respect to Celtic Crossing, a premium brand of Irish liqueur, and a 60% ownership interest in Celtic Crossing in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. As part of this strategic venture arrangement, Gaelic Heritage has retained the exclusive rights to produce and supply us with Celtic Crossing. Celtic Crossing was developed in the mid 1990s by Gaelic Heritage, and is a unique combination of Irish spirits, cognac and a taste of honey.

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

Our growth strategy

Our objective is to continue building a distinctive portfolio of global premium spirits brands, with a primary focus on increasing both our total and individual brand case sales. To achieve this, we intend to continue:

•	increasing market penetration of our existing spirits brands. We intend to utilize our existing distribution relationships, sales expertise and targeted marketing activities to achieve growth and gain additional market share for our brands within retail stores, bars and restaurants, and thereby with end consumers, both in the United States and internationally; add experienced salespeople in selected markets; increase sales to national chain accounts; and expand our international distribution relationships;

•	building brand awareness through innovative marketing, advertising and promotional activities. We place a significant emphasis on our bottle design, labeling and packaging, as well as on our advertising and promotional activities, to establish and reinforce the image of our brands and have invested significant capital over the last several years in developing our brands. In March 2007, we introduced newly upgraded packaging for Boru vodka and its related flavor extensions, along with our ‘‘Defend the Spirit’’ advertising campaign. We intend to continue developing compelling campaigns for our spirits brands through the coordinated efforts of our experienced internal marketing personnel and leading third-party design and advertising firms, principally using billboards, print advertisements and in-store promotional materials, to increase consumer brand awareness; and

•	selectively adding new premium brands to our spirits portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our portfolio of premium spirits brands, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. The spirits industry is characterized by a relatively small number of very large companies, as a result of continuing industry consolidation, and a sizable number of smaller brands, many of which are family owned. We believe that by partnering with these smaller and family-owned companies, we provide them with the potential opportunity to achieve global growth and the other benefits of a larger organization while, in many cases, maintaining their local identities and traditional distillation and production businesses. In addition, we will seek to opportunistically acquire brands divested by our larger competitors that have market presence and significant growth potential. We continued this strategy this year by acquiring all of the outstanding capital stock of McLain & Kyne, Ltd., a Louisville, Kentucky based developer and marketer of three premium small batch bourbons: Jefferson’s, Jefferson’s Reserve and Sam Houston. As consideration for the acquisition, which closed on October 12, 2006, we paid $1,294,800 in cash to the sellers and issued to the sellers 100,000 shares of our common stock. We will also pay an earn-out to the sellers based on the financial performance of the acquired business, in an amount no to exceed $4,000,000. We intend to continue to pursue strategies to maximize stockholder value, which may continue to include acquisitions that will help us further expand our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Production and supply

There are several steps in the production and supply process for spirits products. First, all of our products are distilled. This is a multi-stage process that converts basic ingredients, such as grain or sugar cane, into alcohol. Next, the alcohol is processed and/or aged in various ways depending on the requirements of the specific brand. In the case of our vodka, this processing is designed to remove all other chemicals, so that the resulting liquid will be odorless and colorless, and have a smooth quality with minimal harshness. Achieving a high level of purity involves a series of distillations and filtration processes.

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

We do not have significant investment in distillation, bottling or other production facilities or equipment. Instead, we have entered into relationships with several companies to provide those services to us for our various brands. We believe that these types of arrangements allow us to avoid committing significant amounts of capital to fixed assets and permit us to have the flexibility to meet growing sales levels by dealing with companies whose capacity significantly exceeds our current needs. These relationships vary on a brand-by-brand basis as discussed below.

Boru vodka

We have a supply agreement with Carbery Milk Products Limited, a member of the Carbery Group, a distiller and food producer based in Ballineen, Ireland, to provide us with the distilled alcohol used in our Boru vodka. This supply agreement with Carbery was originally entered into by Roaring Water Bay in 1998 and became ours in 2003, when we acquired Roaring Water Bay and, with it, our Boru vodka brand. The supply agreement provides for Carbery to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2008, in quantities to be designated by us annually. We believe that Carbery has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. Carbery also produces the flavoring ingredients used in the Boru vodka flavor extensions and in our Brady’s Irish cream.

From Carbery, the quintuple distilled alcohol is delivered by them to the bottling premises at Terra Limited in Baileyboro, Ireland, where pursuant to our bottling and services agreement with Terra, it is filtered in several proprietary ways, pure water is added to achieve the desired proof, and, in the case of the citrus, orange and crazzberry versions of Boru vodka, flavorings (obtained from Carbery) are added. Each of our Boru vodka products is then bottled in various sized bottles. We believe that Terra, which also acts as bottler for all of our Irish whiskeys and as producer and bottler of our Brady’s Irish cream (and as bottler for Celtic Crossing, which is supplied to us by one of Terra’s affiliates), has sufficient bottling capacity to meet our current needs, and its facility can be expanded to meet future supply needs, should this be required.

Pursuant to our bottling and services agreement with Terra, which extends through February 28, 2009, Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Boru vodka brands and our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and price indexes for consumer price index increases up to 3½%. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. All alcohol is held on the premises by Terra under its customs and excise bond.

Gosling’s rum

The Gosling’s rums have been produced by Gosling’s Brothers Limited in Hamilton, Bermuda for approximately 150 years and, pursuant to our distribution arrangements with the Goslings, they have retained the right to act as the sole supplier to Gosling-Castle Partners Inc. with respect to our Gosling’s rum requirements. They source their rums in the Caribbean and transport them to Bermuda where they are blended according to proprietary recipes. The rums are then sent to the Heaven Hill plant in Bardstown, Kentucky where they are bottled, packaged, stored and shipped to our various distributors. Gosling’s Brothers recently increased its blending and storage facilities in Bermuda to accommodate our supply needs for the foreseeable future. We believe Heaven Hill has ample capacity to meet our projected supply needs. See ‘‘— Strategic brand – partner relationships.’’

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

McLain & Kyne bourbons

Jefferson’s, Jefferson’s Reserve and Sam Houston bourbons are produced for us by Kentucky Bourbon Distillers in Bardstown, Kentucky. Kentucky Bourbon Distillers sells barrels of aged bourbon to us, from which we blend no more than eight to twelve barrels to produce specific flavor profiles of each of our bourbon products. The bourbons are then bottled by Kentucky Bourbon Distillers in bottles designed and decorated for us and through third party suppliers. While bourbon supply in the United States has been in short supply in recent years, we believe that Kentucky Bourbon Distillers has the capacity to meet our foreseeable supply needs for these brands.

Pallini liqueur

The Pallini liqueurs are produced by I.L.A.R. S.p.A., an Italian company based in Rome and owned since 1875 by the Pallini family. The Pallinis make their Limoncello using Sfusato Amalfitano lemons in a proprietary infusion process. Once made, the Limoncello is then bottled in their plant in Rome and shipped to us pursuant to our long-term exclusive U.S. marketing and distribution agreement. In addition to Pallini Limoncello, I.L.A.R. produces Pallini Raspicello, using a combination of raspberries and other berries and Pallini Peachcello using white peaches, and we are the exclusive U.S. importer for both of these brands as well. We believe that I.L.A.R. has adequate facilities in Rome to produce and bottle sufficient Limoncello, Raspicello and Peachcello to meet our foreseeable needs. See ‘‘— Strategic brand-partner relationships.’’

Brady’s Irish cream

Brady’s Irish cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings procured from the Carbery Group, to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand.

Celtic Crossing liqueur

We acquired the exclusive worldwide distribution rights to the Celtic Crossing brand of Irish liqueur and a 60% ownership interest in the Celtic Crossing brand in the United States, Canada,

Mexico, Puerto Rico and the islands between North and South America, from Gaelic Heritage Corporation Limited, an affiliate of Terra. In connection with these arrangements, Gaelic Heritage retained the right to act as the sole supplier to us of Celtic Crossing. Gaelic Heritage mixes the ingredients comprising Celtic Crossing using a proprietary formula and then Terra bottles it for them in bottles designed for us. We believe that the necessary ingredients are available to Gaelic Heritage in sufficient supply and that Terra’s bottling capacity is currently adequate to meet our projected supply needs. See ‘‘— Strategic brand-partner relationships.’’

Sea Wynde rum

With the assistance of a master blender, we source several aged rums from Jamaica and Guyana for our Sea Wynde rum and then send them to a bottling facility near Edinburgh, Scotland where they are married together and bottled for us in bottles designed by us.

Distribution network

We believe that one of our strengths is the distribution network that we have developed with our sales team and our independent distributors and brokers. We currently have distribution and brokerage relationships with third-party distributors in all 50 states in the United States, as well as material distribution arrangements in approximately six other countries.

U.S. distribution

Background.    Importers of distilled spirits in the United States must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the Unites States, in either ‘‘open’’ states or ‘‘control’’ states. In the 32 open states, the distributors are generally large, privately held companies. In the 18 control states, the states themselves function as the distributor, and suppliers such as us are regulated by these states. The distributors and wholesalers in turn sell to the individual liquor retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets in the states in which they are licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, where liquor sales are controlled by the state governments, importers must sell their products directly to the state liquor authorities, which also act as the distributors and either maintain control over the retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

The U.S. spirits industry has undergone dramatic consolidation over the last ten years and the number of companies and importers has significantly declined due to merger and acquisition activity. There are currently six major spirits companies, each of which own and operate their own importing business. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the United States. The major companies are increasingly exerting significant influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors. Therefore, with the establishment of our distribution network in all 50 states, we believe we have overcome a significant barrier to entry in the U.S. spirits business and enhanced our attractiveness as a strategic partner for smaller companies lacking comparable distribution.

For the fiscal year ended March 31, 2007, our U.S. sales represented approximately 66.3% of our revenues, and we expect them to grow as a percentage of our total sales in the future. See Note 19 of Notes to Consolidated Financial Statements.

Importation.    While we own most of our brands or, by contract, have the exclusive right to act as U.S. importer of the brands of our strategic partners, we do not currently act as our own importer in the United States. We currently hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau, a division of the U.S. Department of the Treasury, and a wholesale liquor license issued by the State of New York, but we do not yet have the other state licenses necessary to sell our products to the distributors in the individual states. Instead, we use the services of a licensed importer to act as importer of record on our behalf in the United States, both with respect to our proprietary brands and those of our strategic partners.

In 1998, we engaged MHW Ltd., a New York-based nationally recognized and licensed importer, to coordinate the importing and industry compliance required for the sales of our products across the United States. Through the utilization of MHW’s national expertise and licenses, our inventory is strategically maintained in one of the largest bonded warehouses on both coasts (Western Carriers and Western Wine Services) and shipped nationally by an extensive network of licensed and bonded carriers. Pursuant to an agreement established on April 15, 1998, as amended on December 1, 2004, MHW also provides us with certain logistical services as well as accounting, inventory, insurance and disbursement services for our brands. In addition, MHW provides online tracking software, which provides daily reports on sales of our products to our distributors, receivables, inventory and cash receipts.

Under the terms of our agreement with MHW, we pay MHW a monthly service fee of $4,900, plus $1.00 per case on all cases sold during the month. Our agreement with MHW continues until terminated upon four months prior written notice by either party.

Until recently, it was much more cost effective for us to use MHW as our U.S. importer and to rely on its state licenses rather than expend the resources necessary to set up the required licensing infrastructure internally. At this stage of our growth, however, our revenue-based fees to MHW are reaching the point where it begins to be more economical for us to assume the role of importer ourselves. While we have commenced this process and expect to bring a number of the services provided by MHW in-house in the future, until we have obtained the requisite licenses in at least a majority of the states, we will continue to rely on MHW to perform the importing function for us.

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

Our primary international markets are the Republic of Ireland, the United Kingdom, Germany, France, Italy and Canada. In addition, we have sales in a number of other countries in Continental Europe and the Caribbean. For the fiscal year ended March 31, 2007, our non-U.S. sales represented 33.7% of our revenues. See Note 19 of Notes to Consolidated Financial Statements.

Significant customers

Sales to one customer, Southern Wine and Spirits (and its related entities), accounted for approximately 21.2% of our consolidated revenues for the fiscal year ended March 31, 2007.

Our sales team

While we currently expect more rapid growth in the United States, international markets hold considerable potential and are an important part of our global strategy. We are in the process of reevaluating our international strategy on a market-by-market basis to strengthen our distributor relationships, optimize our sales team and effectively focus our financial resources.

We currently have a total sales force of 30 people, including eight regional U.S. sales managers and two international sales managers, with an average of over 15 years of industry experience with premium spirits brands.

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

Advertising, marketing and promotion

In order to build our brands, we must effectively communicate with three distinct audiences: our distributors, the retail trade and the end consumer. We place significant emphasis on advertising, marketing and promotional activities to establish and reinforce the image of our brands, with the objective of building substantial brand value. We also make a substantial investment in these activities. We are committed to continuing advertising and promotion activities to build our brands and their value and believe that our execution of disciplined and strategic branding and marketing campaigns will continue to drive our sales growth.

We employ full-time, in-house marketing, sales and customer service personnel who work together with third party design and advertising firms to maintain a high degree of focus on each of our product categories and build brand awareness through innovative marketing activities. We use a range of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques to support the sales of our brands.

In addition to traditional advertising, we also employ four other marketing methods to support our brands: public relations, events, tastings and marketing to celebrities. We continue to have a significant public relations effort in the United States, which has helped gain important editorial coverage for our brands. Event sponsorship is an economical way for us to have our brands tasted by influential consumers, and we actively contribute product to trend-setting events where our brand has exclusivity in the brand category. We also conduct hundreds of in-store and on-premise promotions each year. In addition, we provide our products to celebrities appearing on various television programs.

We support our marketing efforts for our brands with a wide assortment of point-of-sale materials such as mirrors, banners, glassware, table tents, shelf talkers, case cards, napkins and apparel. The combination of trade and consumer programs, supported by attractive point-of-sale materials, also establishes greater credibility for us with our distributors and retailers.

We also place a significant emphasis on our bottle design, labeling and packaging to establish and reinforce the image of our brands. For instance, we recently introduced a significantly redesigned and upgraded Boru vodka bottle designed by the design firm of Claessens International.

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

Gaelic Heritage Corporation Limited/Celtic Crossing

In March 1998, we entered into an exclusive national distribution agreement with Gaelic Heritage Corporation Limited, an affiliate of Terra Limited, one of our suppliers, which was subsequently amended in April 2001, pursuant to which we acquired from Gaelic a 60% ownership interest, and our importer, MHW, acquired a 10% ownership interest, in the Celtic Crossing brand in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. We also have the right to acquire 70% of the ownership of the Celtic Crossing brand in the remainder of the world. We also acquired the exclusive right to distribute Celtic Crossing on a world-wide basis. Under the terms of the agreement with Gaelic, as amended, we have the right to purchase from Gaelic, based upon our forecasts, cases of Celtic Crossing at annually agreed costs and a royalty payment per case sold at various rates depending on the territory and type of case sold. During the term of the agreement, without the prior written consent of Gaelic, we may not distribute any other Irish liqueur unless it is bottled in Gaelic’s (Terra’s) facilities. Pursuant to the terms of the agreement, Gaelic provides us with €6.3 million ($8.4 million) of product liability insurance. The agreement may be terminated, among other things, upon notification by either party that the other party has materially breached the agreement and such breach is not cured within 60 days of the date such notice is given.

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

Gosling-Castle Partners Inc./Gosling’s rums

Effective as of January 2005, we entered into a national distribution agreement with Gosling’s Export (Bermuda) Limited, referred to as Gosling’s Export, pursuant to which we obtained the exclusive right to distribute the Gosling’s rum products, which have been produced by the Gosling family in Bermuda for over 150 years, and Gosling’s rum-related gourmet food products in the United States. In February 2005, we expanded this relationship by purchasing a 60% controlling interest in a strategic export venture, now named Gosling-Castle Partners Inc., with the Gosling family. Gosling-Castle Partners was formed to enter into an export agreement with Gosling’s Export that gives Gosling-Castle Partners the exclusive right to distribute Gosling’s rum and related products on a world wide basis (other than in Bermuda) and assigns to Gosling-Castle Partners all of Gosling’s Export’s interest in our January 2005 U.S. distribution agreement with them. In exchange for the global distribution rights under the export agreement, Gosling-Castle Partners issued a note to Gosling’s Export in the principal amount of $2.5 million, which was paid in four equal installments of $625,000 bi-annually through October 1, 2006. The export agreement has an initial term expiring in April 2020, subject to a 15 year extension if certain case sale targets are met. Under the terms of the export agreement, which commenced in April 2005, Gosling-Castle Partners is generally entitled to a stipulated share of the proceeds from the sale, if ever, of the ownership of any of the Gosling’s brands to a third-party, through a sale of the stock of Gosling’s Export or its parent, with the size of such share depending upon the number of case sales made during the twelve months preceding the sale. In addition, prior to selling the ownership of any of their brands that are subject to these agreements, Gosling’s Export must first offer such brand to Gosling-Castle Partners and then to us. To obtain our interest in Gosling-Castle Partners, we contributed $5.0 million to its capital, which amount consisted of $100,000 in cash and a promissory note in the principal amount of $4.9 million which was payable bi-annually through April 1, 2007. Pursuant to our arrangement with the Goslings, they have retained the right to act, through Gosling’s Brothers Limited, as the sole supplier to Gosling-Castle Partners with respect to our Gosling’s rum requirements.

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

We have entered into distribution agreements for brands owned by third parties, such as the Pallini liqueurs and the Gosling’s rums. The Pallini liqueurs and Gosling’s rum brands are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda) and the Pallini liqueur brands in the United States. See ‘‘— Strategic brand-partner relationships.’’

Our unique ‘‘trinity’’ bottle is the subject of Irish and UK utility patents owned by The Roaring Water Bay (Research & Development) Company Limited and a U.S. Design patent owned by our subsidiary Castle Brands Spirits Company Limited. In December 2003, we entered into a license agreement with Roaring Water Bay (Research & Development) Company Limited whereby we obtained an exclusive license to use the patents for a five-year term ending in December 2008. The license agreement provides for a royalty equal to 8% of the net invoice price of trinity bottle products covered by these patents sold or otherwise disposed of by us, subject to a maximum of €30,000 ($40,005) per year. The license agreement also includes our right to acquire the patent registrations for the Trinity bottle for €90,000 ($120,015).

Trademarks

This annual report includes the names of our brands, which constitute trademarks or trade names which are proprietary to and/or registered in our name or in the name of one of our subsidiaries or related companies, including, but not limited to, Castle Brandstm, Boru®, Crazzberry®, Brady’s®, Knappogue Castle Whiskey®, Clontarftm, Jefferson’s Bourbontm, Jefferson’s Reserve®, Sam Houston Bourbon®, Sea Wynde®, Celtic Crossing® and British Royal Navy Imperial Rumtm; and trademarks with respect to brands for which we have certain exclusive distribution rights and which are proprietary to and/or registered in the names of third parties, such as Pallini®, which is owned by I.L.A.R. S.p.A., and Gosling’stm, Gosling’s Black Seal®, Gosling’sGold Bermuda Rumtm and Gosling’sOld Rumtm which are owned by Gosling Brothers Limited. This annual report also contains other brand names, trade names, trademarks or service marks of other companies and these brand names, trade names, trademarks or service marks are the property of those other companies.

Seasonality

Our industry is subject to seasonality with peak sales in each major category generally occurring in the fourth calendar quarter, which is our third fiscal quarter. See ‘‘Risk Factors – Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future rendering quarter-to-quarter comparisons unreliable as indicators of performance.’’

Information systems

We employ Microsoft Dynamics GP as our financial reporting system worldwide. This system is installed on our servers in New York and is accessible remotely by our personnel globally via secured Internet connection. We maintain local area networks, referred to as LANS, in our Houston, Dublin and New York offices. These LANS support email communication and Internet connectivity for these offices and, in addition, support such features as automatic data back-up and recovery in the event of a hardware failure at a local terminal. These LANS are maintained by professional third-party service providers at each location.

We have also entered into a 36-month contract in June 2005, with Dimensional Insight, Inc. for its InterReport service. Among other things, this service provides business intelligence regarding U.S. sales of our products held by our distributors, inventory levels at our distributors and shipments of our products from distributors to specific retailers, as well as reporting formats that compare this information against comparable prior year periods. We consider this to be an effective tool for our sales force and financial planners as it provides the feedback required to improve the accuracy of sales forecasting and inventory management, and the effectiveness of our sales and marketing promotions.

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

Over the past ten years, the U.S. distilled spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major spirits importers in the United States has significantly declined due to mergers and brand ownership consolidation. While historically there were a substantial number of companies owning one or more major brands, today there are six major companies: Diageo, Pernod Ricard, Bacardi, Brown-Forman, Future Brands and Constellation Brands.

While these companies are the leading importers of spirits to the U.S. market, we believe that we are sometimes in a better position to partner with small to mid-size brands. Despite our relative capital position and resources with respect to our larger competitors, we have been able to compete with these larger companies in connection with entering into agency distribution agreements and acquiring brands by being more responsive to private and family-owned brands, utilizing flexibility in transaction structures and providing brand owners the option to retain local production and ‘‘home’’ market sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we believe that we can generally provide greater focus on smaller brands and tailor structures based on individual preferences of brand owners.

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

Employees

As of March 31, 2007, we had 62 employees, of which 30 were in sales and 32 were in management, finance, marketing and administration. Of our employees, 43 are located in the United States and 19 are employed outside of the United States in countries including Ireland and Great Britain. In April and May of this year, we terminated our two employees in the United Kingdom.

Geographic Information

We operate in one business – premium branded spirits. Our product categories are vodka, rum, liqueurs, and whiskey. We report our operations in two geographical areas: International and United States. See Note 19 of Notes to Consolidated Financial Statements.

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

We have incurred losses since inception and had an accumulated loss of $60.0 million as of March 31, 2007. We believe that we will continue to incur sizeable net losses for the foreseeable future as we expect to make continued and significant investment in product development, and sales and marketing and to incur significant administrative expenses as we seek to grow our current and future brands. We also anticipate that our cash allocations will exceed our income from sales for the foreseeable future. Despite our anticipated aggressive marketing expenditures, our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. In addition, we may find that our expansion plans are more costly than we currently anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. If we continue to incur expenses at a greater rate than our revenues, we may never achieve profitability.

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

In addition, until recently, it was much more cost effective for us to use MHW as our U.S. importer and to rely on its state licenses rather than expend the resources necessary to set up the required licensing infrastructure internally. At this stage of our growth, however, we believe that our fees to MHW, which are based in part on our case sale volumes, are now reaching the point where it may be more economical for us to assume the role of importer ourselves. While we have commenced this process, we currently hold only the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau and a wholesale liquor license from the state of New York. Until we have obtained the requisite licenses in a majority of the states, we must continue to rely on MHW to perform the importing function for us and, if we continue to grow, pay increasing fees to it for these services.

We are substantially dependent upon our independent wholesale distributors. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 18 states known as ‘‘control states,’’ state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. In addition, there are several distributors that now control distribution for not just one state but several states. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to the desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

While most of our international markets do not require the use of independent distributors by law, we have chosen to conduct our sales through distributors in all of our markets and, accordingly, we face similar risks to those set forth above with respect to our international distribution. Some of these international markets may have only a limited number of viable distributors. In the Republic of Ireland, one of our larger international markets, we have relied on Comans Wholesale Limited as the exclusive distributor of our leading brand, Boru vodka. We have delivered notice to Comans terminating our agreement with them as of September 30, 2007.

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

Our quarterly revenues and operating results have varied in the past due to seasonality of our industry and the timing of our major marketing campaigns and brand additions. For instance, in our industry peak sales in each major category generally occur in the fourth calendar quarter, which is our third fiscal quarter. As a result, our third fiscal quarter revenues (those for the quarter ending December 31) are generally higher than other quarters and, for the fiscal year ended March 31, 2007, accounted for approximately 29.3% of our revenues for that year. Our quarterly operating results are likely to continue to vary significantly from quarter to quarter in the future for the same reasons. As a result, we believe that quarter-to-quarter comparisons of our revenues and operating results are not meaningful indicators of performance.

Currency exchange rate fluctuations and devaluations could cause a significant adverse effect on our revenues, sales and overall financial results.

For the fiscal year ended March 31, 2007, non-U.S. operations accounted for approximately 33.7% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales. Also, for the fiscal year ended March 31, 2007, euro denominated sales accounted for approximately 21.5% of our total revenue and British pound denominated sales accounted for approximately 8.3% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the euro or British pound could have a significant adverse affect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.

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

In addition, lawsuits have been brought recently in nine states alleging that beer and spirits manufacturers have improperly targeted underage consumers in their advertising. The plaintiffs in these actions claim that the defendants’ advertising ‘‘disproportionately’’ targeted underage consumers, by using youthful themes, humor and other subjects that are attractive to young persons. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, it is possible we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

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

We rely on a small number of key individuals to implement our plans and operations, including Mark Andrews, our chairman and chief executive officer, Keith A. Bellinger, our president and chief operating officer, and T. Kelley Spillane, our senior vice president – U.S. sales, as well as our other executive officers and our regional and foreign sales managers. While we currently maintain key person life insurance coverage on the lives of Messrs. Andrews, Bellinger and Spillane, that insurance may not be available to us in the future or the proceeds therefrom may not be adequate to replace the services of these managers. To the extent that the services of any of these individuals become unavailable, we will be required to hire other qualified personnel, and we may not be successful in finding or hiring adequate replacements. As a result, if we lose the services of any of these individuals, we may not be able to implement our business strategy or operate our business effectively. Further, our management of future growth and our successful integration of any acquired brands or companies will require substantial additional attention from our senior management team and require us to retain additional qualified management personnel and to attract and train new personnel. Failure to successfully retain and hire needed personnel to manage our growth and development would harm our ability to implement our business plan and grow our business.

In addition, in recent periods, we have experienced turnover at the Chief Financial Officer position, with two CFO departures within the last eight months. Keith A. Bellinger has resumed responsibilities as our principal financial officer while a search for a new CFO is underway. While we have hired a consultant, Donald Marsh, to assist our management team in the management and execution of finance-related matters, the absence of a CFO may result in the Company being unable to maximize certain efficiencies within its finance department.

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

As of March 31, 2007, goodwill represented approximately $13.6 million, or 25.0%, of our total assets and other intangible assets represented approximately $13.2 million, or 24.2%, of our total assets. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceed the fair value of the net assets acquired. Under Statement of Financial Accounting Standards No. 142 entitled ‘‘Goodwill and Other Intangible Assets,’’ goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to a periodic impairment evaluation based on the fair value of the reporting unit. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would increase our net loss and those increases could be material.

Our existing and future debt obligations could impair our liquidity and financial condition.

As of March 31, 2007, we had total consolidated indebtedness of approximately $18.8 million. We may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

Although we are currently listed on the American Stock Exchange, we might not meet the criteria for continued listing on the American Stock Exchange in the future. If we are unable to meet the continued listing criteria of the American Stock Exchange and became delisted, trading of our common stock could be conducted in the Over-the-Counter Bulletin Board. In such case, an investor would likely find it more difficult to dispose of our common stock or to obtain accurate market quotations for it. If our common stock is delisted from the American Stock Exchange, it will become subject to the Securities and Exchange Commission’s ‘‘penny stock rules,’’ which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and ‘‘accredited investors.’’ Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of purchasers in this offering to resell their common stock in the secondary market.

Our executive officers, directors and principal stockholders own a substantial percentage of our voting stock, which likely allows them to control matters requiring stockholder approval. They could make business decisions for us that cause our stock price to decline.

As of June 27, 2007, our executive officers, directors and principal stockholders beneficially owned approximately 40% of our common stock, including warrants, options and convertible notes that are exercisable for, or convertible into, shares of our common stock within 60 days of the date of this annual report. As a result, if they act in concert, they could control matters requiring approval by our stockholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other stockholders, oppose such action. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting by March 31, 2008. We have not been subject to these requirements in the past. The internal control report must contain (a) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (c) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (d) for the fiscal year ending March 31, 2009, a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented, and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing stockholders.

Our amended and restated certificate of incorporation, our amended and restated bylaws and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. These include provisions limiting the stockholders’ powers to remove directors or take action by written consent instead of at a stockholders’ meeting. Our amended and restated certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock. Delaware law also imposes conditions on the voting of ‘‘control shares’’ and on certain business combination transactions with ‘‘interested stockholders.’’

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

Our executive offices are located in New York, New York, where we lease approximately 3,800 square feet of office space under a sublease that expires on March 30, 2008. We also lease approximately 7,500 square feet of office space in Dublin, Ireland under a lease that expires on February 28, 2009 and approximately 1,000 square feet of office space in Houston, Texas under a lease that expires on March 31, 2008.

Item 3.    Legal Proceedings

Except as described below, we believe that neither we nor any of our wholly owned subsidiaries is currently subject to litigation which, in the opinion of our management, is likely to have a material adverse effect on us.

Our subsidiary, Castle Brands Spirits Company Limited, is the holder of a trademark registration for the mark ‘‘BORU’’ with the United States Patent and Trademark Office. On May 9, 2007, Distillerie Stock U.S.A. Ltd. filed a Petition for Cancellation with the United States Patent and Trademark Office for the cancellation of the trademark registration for BORU on several grounds, including potential confusion between BORU and its existing registered trademark ‘‘BORA’’. We have various defenses on the merits as well as procedural defenses which we expect to file in a timely manner against Distillerie Stock’s claims. We intend to vigorously pursue these defenses as appropriate. Currently, the matter is pending at the United States Patent and Trademark Office before the Trademark Trial and Appeal Board. While matters before the Trademark Trial and Appeal Board cannot result in monetary damages or directly affect the right to use a trademark, they can result in the cancellation of a trademark registration. Thus, it is possible this matter could result in the cancellation of our trademark registration for BORU in the United States. As a result, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us, resulting in material liability to our operations.

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

Price range of common stock

The following table describes the per share range of high and low sales prices for our common stock, as reported by the American Stock Exchange. On April 6, 2006, our common stock began trading on the American Stock Exchange under the symbol ‘‘ROX.’’

Fiscal Quarter	High	Low
First Quarter (April 6 – June 30, 2006)	$9.15	$5.95
Second Quarter (July 1 – September 30, 2006)	$7.90	$5.50
Third Quarter (October 1 – December 31, 2006)	$7.55	$5.56
Fourth Quarter (January 1 – March 31, 2007)	$7.48	$5.03

As of June 28, 2007, there were 187 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or ‘‘street name’’ accounts through brokers.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative total stockholder return on our common stock from April 6, 2006 (the date trading of our common stock began on the American Stock Exchange) through March 31, 2007 to the cumulative total return for (i) the Russell 2000 Index (the ‘‘Russell 2000 Index’’) and (ii) a peer group that we selected that consists of alcoholic and non-alcoholic beverage companies. The peer group is comprised of Wilamette Valley Vineyards, Inc., Scheid Vineyards Inc., Drinks Americas Holdings, Ltd., Lifeway Foods Inc. and Jones Soda Co. (the ‘‘Peer Index’’). Total return values were calculated based on cumulative total return assuming the investment, at the closing price on April 6, 2006, of $100 in each of our common stock, the Russell 2000 Index, and the Peer Index. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not ‘‘soliciting material,’’ is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among Castle Brands Inc., the Peer Index
And the Russell 2000 Index

*	$100 invested on 4/6/06 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

Item 6.    Selected Consolidated Financial Data

The following tables set forth selected consolidated financial data and other data for the periods ended and as of the dates indicated. The selected consolidated financial data for the fiscal years ended March 31, 2007, 2006, 2005, 2004 and 2003 has been derived from our historical audited consolidated financial statements. You should read the following selected consolidated financial data and other data in conjunction with our consolidated financial statements, including the related notes, and the section entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included elsewhere in this Annual Report on Form 10-K.

The ‘‘other data’’ presented below relates to our case sales, which are measured based on the industry standard of nine-liter equivalent cases, an important measure in our industry that we use to evaluate the effectiveness of our operational strategies and overall financial performance. We believe that by providing this information investors can better assess trends in our business. Net sales per case is total net sales for the applicable period presented, divided by the total number of cases sold during the period. Gross profit per case and selling expense per case are derived by dividing our gross profit and selling expense, respectively, for the applicable period presented by the number of cases sold for such period.

	Years ended March 31,
	2007	2006	2005	2004	2003
Consolidated statement of operations data
(in thousands, except per share data):
Sales, net	$25,164	$21,150	$12,618	$4,827	$2,419
Cost of sales	16,780	13,656	8,745	3,285	1,427
Gross profit	8,384	7,494	3,873	1,542	992
Selling expense	16,766	13,048	11,569	5,398	3,348
General and administrative expense	8,646	5,493	3,637	1,960	818
Depreciation and amortization	1,001	907	323	226	73
Operating loss	(18,029)	(11,954)	(11,656)	(6,042)	(3,247)
Other income	5	4	124	2	0
Other expense	(47)	(37)	(46)	(82)	(3)
Foreign exchange gain/(loss)	1,360	(338)	120	(85)	(8)
Interest expense, net	(1,085)	(1,579)	(998)	(304)	(182)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	(295)	—	—	—	—
Current credit/(charge) on derivative financial instrument	118	16	(77)	26	9
Income tax benefit	148	148	—	—	—
Minority interests	1,267	656	5	35	—
Net loss	$(16,558)	$(13,084)	$(12,528)	$(6,450)	$(3,431)
Less: Preferred stock and preferred membership unit dividends	48	1,596	1,252	761	15
Net loss attributable to common stockholders	$(16,606)	$(14,680)	$(13,780)	$(7,211)	$(3,446)
Net loss per common share basic and diluted (1)	$(1.40)	$(4.73)	$(4.44)	$(3.22)	$(1.87)
Weighted average shares outstanding basic and diluted (1)	11,898	3,107	3,107	2,237	1,841
Other data (unaudited):
Number of case sales	314,644	267,052	170,060	64,013	21,708
Net sales per case	$79.98	$79.20	$74.20	$75.41	$111.44
Gross profit per case	$26.65	$28.06	$22.77	$24.08	$45.68
Selling expense per case	$53.29	$48.86	$68.03	$84.33	$154.24

(1)	Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued and converted in our initial public offering.

Selected balance sheet data (in thousands):

	As of March 31,
	2007	2006	2005	2004	2003
Cash equivalents and short-term investments	$6,917	$1,392	$5,676	$3,461	$236
Working capital (deficit)	17,084	(799)	5,665	4,541	(229)
Total assets	54,526	43,644	42,926	27,707	4,528
Total debt	18,779	25,431	16,362	4,095	2,158
Total liabilities	29,566	38,546	26,511	8,506	3,947
Total stockholders’ equity (deficiency)	23,553	(26,024)	(12,125)	928	(1,436)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those described under ‘‘Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.

Overview

We develop and market premium branded spirits in several growing market categories, including vodka, rum, whiskey and liqueurs, and we distribute these spirits in all 50 U.S. states and the District of Columbia, in six key international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada and the Duty Free markets, and in a number of other countries in continental Europe. The brands we market include, among others, Boru vodka, Gosling’s rum, Clontarf Irish Whiskey, Knappogue Castle Whiskey, Jefferson’s, Jefferson’s Reserve and Sam Houston bourbons and the Pallini liqueurs.

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

In order to effect these changes, in July 2003, Castle Brands Inc. was formed as a holding company (initially called GSRWB, Inc.) and along with its wholly owned subsidiary, Castle Brands (USA) Corp. (initially called Great Spirits Corp.), under the laws of Delaware. In December 2003, we then merged Great Spirits Company into Castle Brands (USA) Corp., referred to as CB-USA, and CB-USA became our U.S. operating subsidiary.

Simultaneously with the foregoing merger, Castle Brands Inc. acquired:

(a)	The Roaring Water Bay Spirits Group Limited, the shell holding company that owned the stock of The Roaring Water Bay Spirits Company Limited, and changed the names of this shell holding company and its operating entity to Castle Brands Spirits Group Limited, referred to as CB-Ireland, and Castle Brands Spirits Company Limited, respectively. In connection with this acquisition, Castle Brands Spirits Company Limited became our Irish operating subsidiary; and

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

In October 2006, Castle Brands Inc. acquired all of the outstanding shares of McLain & Kyne, Ltd. (‘‘McLain & Kyne’’) pursuant to Stock Purchase Agreement. McLain & Kyne is a Louisville, Kentucky based developer and marketer of three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston.

Strategic transactions

A review and understanding of our historical growth during the past three fiscal years should consider the timing of our strategic transactions. These transactions for our company and our predecessor companies are outlined below. In addition to the impact of these transactions, we have had significant growth in our own brands and will continue to focus on developing those brands.

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

Gosling-Castle Partners export venture.    On February 18, 2005, we reached agreement to expand our Gosling’s relationship by acquiring a 60% interest in a newly formed global export venture with the Gosling family, now named Gosling-Castle Partners, Inc., that had been formed to acquire, through an export agreement, the exclusive distribution rights for Gosling’s rums worldwide, except for the Gosling’s home market of Bermuda, including an assignment to such venture of the Gosling’s rights under our January 2005 distribution agreement. This export agreement became effective on April 1, 2005. The financial results of Gosling- Castle Partners are included in our consolidated financial statements commencing as of our February 2005 purchase of such interest, with adjustments for minority interest; however, it had no meaningful operations prior to the April 1, 2005 commencement of the export agreement.

McLain & Kyne acquisition.    On October 12, 2006, as a result of our acquisition of all of the outstanding stock of McLain & Kyne, Ltd (f/k/a McLain & Kyne Distillery, Ltd.), we added McLain & Kyne’s premium small batch bourbons to our portfolio: Jefferson’s, Jefferson’s Reserve and Sam Houston. The financial results of this acquisition are included in our financial statements commencing October 13, 2006 and in all subsequent periods.

Operations overview

We generate revenue through the sale of our premium spirits to our network of wholesale distributors or, in control states, state-owned agencies, which, in turn, distribute our premium brands to retail outlets. A number of factors affect our overall level of sales, including the number of cases sold, revenue per case, relative contribution by brand and geographic mix. Changes in any of these factors may have a material impact on overall sales. We introduced the new Boru vodka bottle design in April 2007 in the U.S., and will introduce it in the international markets starting in September 2007. During fiscal 2007 we are launching an advertising campaign that will feature our new bottle design for Boru vodka. This represents a significant upgrade in packaging and brings the product more in line with its brand positioning. In the United States, our sales price per case includes excise tax and import duties, which are also reflected in a corresponding increase in our cost of sales. Most of our international sales are sold ‘‘in bond,’’ with the excise taxes paid by our customers upon shipment, thereby resulting in lower relative revenue as well as a lower relative cost of sales, although some of our United Kingdom sales are sold ‘‘tax paid,’’ as in the United States. Our sales typically peak during the months of October through December in anticipation of, and during, the holiday season. See ‘‘Risk Factors – Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future rendering quarter-to-quarter comparisons unreliable as indicators of performance.’’ The difference between sales and net sales principally reflects adjustments for various distributor incentives.

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

Selling expense principally includes advertising and marketing expenditures and compensation paid to our marketing and sales personnel. Our selling expense, as a percentage of sales and per case, is currently high compared to our competitors because of our brand development, level of marketing spend and our established sales force versus our relatively small base of case sales and sales volumes. However, we believe that our strategy of building an infrastructure capable of supporting our anticipated future growth is the correct long-term approach for us. In anticipation of continuing growth, we have added the following components that are included in selling costs:

•	hiring of a highly qualified and experienced sales force;

•	continuous improvement of our product distribution network and forging of strong distributor relationships – beyond those a company of our size might be expected to maintain; and

•	implementation of a products depletion tracking system, by both brand and SKU (enabling us to more effectively target our selling efforts).

While we expect the absolute level of selling expense to continue to increase in the coming years, we also expect selling expense as a percentage of revenues and on a per case basis to continue to decline, as our volumes expand and we employ our direct sales team over a larger number of brands.

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

We expect to significantly increase our case sales in the U.S. and internationally over the next several years through organic growth, and through the extension of our product line via acquisitions and distribution agreements. We will seek to maintain strong liquidity and manage our working capital and overall capital resources during this period of anticipated growth to be able to take advantage of these opportunities and to achieve our long-term objectives, although there is no assurance that we will be able to do so.

We believe continued investment in marketing and advertising to broaden customer awareness and the hiring of salespeople to provide greater coverage of key geographic regions is important to the improvement of operations. These efforts will lead to sizable increases in our absolute level of selling expense and it is uncertain as to whether the investment will translate into increased customer brand recognition for our spirits and therefore greater case sales. Given the competitive nature of the spirits industry and the existence of well-established brands in each spirits category, we expect to incur increased competition from existing and new competitors as we achieve greater case sales and market share.

We believe a number of industry dynamics and trends will create growth opportunities for us to broaden our spirits portfolio and increase our case sales, including:

•	the continued consolidation of brands among the major spirits companies is expected to result in their divestiture of non-core brands, which may create an opportunity for us as we focus on smaller and emerging brands;

•	the ongoing industry consolidation is expected to make it more difficult for spirits companies and new entrants to secure an attractive route to market, particularly in the United States, while we already have established extensive U.S. and international distribution;

•	owners of small private and family-owned spirits brands will seek to partner with or be acquired by a larger company with global distribution. We expect to be an attractive alternative for these brand owners as one of the few modestly-sized publicly traded spirits companies; and

•	particular opportunities in the premium end of the spirits market in which we participate, given positive changes in customer preferences, demographics and expected growth rates in the imported spirits segments.

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

We also believe there will be growth opportunities for us as a result of the expected growth rates in the imported spirits segments in which we compete. Given the historical and projected growth rates for the imported spirits industry, and the imported vodka and imported rum segments in particular, we are expecting growth in case sales for all of our products, with the most significant increases in Boru vodka and Gosling’s rum. We plan to increase our marketing and advertising initiatives to take full advantage of this anticipated growth, including the launch of a consumer-oriented Boru advertising campaign which was initiated in the first quarter of 2007.

The pursuit of acquisitions and other new business relationships will require significant management attention and time commitment. There is uncertainty concerning our ability to successfully identify attractive acquisition candidates, our ability to obtain financing on favorable terms and whether we will complete these types of transactions in a timely manner and on terms acceptable to us, if at all.

To address the uncertainty regarding potential acquisition candidates, we plan to rely on, and continue to grow, our extensive network of industry contacts to help us identify and evaluate spirits products with growth potential. We plan to rely on our management team’s extensive experience in the spirits industry to successfully integrate any products we acquire and, when appropriate, hire additional personal.

Financial performance overview

The following table sets forth certain information regarding our case sales for the fiscal years ending March 31, 2007, 2006 and 2005. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Year ended March 31,
Case Sales	2007	2006	2005
Cases
United States	188,997	149,898	74,190
International	125,647	117,154	95,870
Total	314,644	267,052	170,060
Vodka	160,069	127,894	107,122
Rum	78,552	65,060	9,038
Liqueurs	53,404	56,156	38,153
Whiskey	22,619	17,942	15,747
Total	314,644	267,052	170,060
Percentage of Cases
United States	60.1%	56.1%	43.6%
International	39.9	43.9	56.4
Total	100.0%	100.0%	100.0%
Vodka	50.9%	47.9%	63.0%
Rum	25.0	24.4	5.3
Liqueurs	16.9	21.0	22.4
Whiskey	7.2	6.7	9.3
Total	100.0%	100.0%	100.0%

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

Goodwill and other intangible assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of March 31, 2007 and 2006 goodwill and other indefinite lived intangible assets that arose from acquisitions were $13.6 and $11.6 million, respectively. In accordance with SFAS 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, more frequently if circumstances indicate a possible impairment may exist.

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

Stock-based awards

Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), applying the modified prospective method. Prior to April 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.

Under the modified prospective transition method, compensation cost associated with stock options recognized in the year ended March 31, 2007 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation ; and 2) amortization related to all stock option awards granted on or subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated annually and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change. Under the modified prospective transition method, prior period results have not been restated .

Stock based compensation for the year ended March 31, 2007 was $1.4 million. We used the Black-Sholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during the years ended March 31, 2007, 2006 and 2005 are included in Note 14 to the consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Years ended March 31,
	2007	2006	2005
Sales, net	100.0%	100.0%	100.0%
Cost of sales	66.7%	64.6%	69.3%
Gross profit	33.3%	35.4%	30.7%
Selling expense	66.6%	61.7%	91.7%
General and administrative expense	34.4%	26.0%	28.8%
Depreciation and amortization	4.0%	4.3%	2.6%
Loss from continuing operations	(71.7)%	(56.6)%	(92.4)%
Other income	0.0%	(0.0)%	1.0%
Other expense	(0.2)%	(0.2)%	(0.4)%
Foreign exchange gain/(loss)	5.4%	(1.6)%	1.0%
Interest expense, net	(5.4)%	(7.5)%	(7.9)%
Current credit/(charge) on derivative financial instrument	0.5%	0.1%	(0.6)%
Income tax benefit	0.6%	0.7%	0.0%
Minority interests	5.0%	3.0%	0.0%
Net loss	(65.8)%	(62.1)%	(99.3)%
Less:
Preferred stock and preferred membership unit dividends	0.2%	7.5%	9.9%
Net loss attributable to common stockholders	(66.0)%	(69.6)%	(109.2)%

Fiscal year ended March 31, 2007 compared with fiscal year ended March 31, 2006

Net sales.    Net sales increased $4.1 million, or 19.0%, to $25.2 million in the fiscal year ended March 31, 2007 from $21.1 million in the comparable prior period. There was no material change in the selling prices of our existing products. Our increase in net sales reflects an increase in overall case sales, primarily from existing brands. The weakening dollar vis-à-vis the euro and the British pound also positively impacted our net sales as our international sales which are denominated in euros and British pounds translated to U.S. dollars at a higher rate. However, some of these net sales gains were offset by reduced net sales from direct imports into the U.S., whereby federal excise taxes are paid directly by the distributor, resulting in lower revenue per case. In addition vodka case sales, which have a lower revenue per case than most of our other brands, were a larger percentage of overall case sales in the fiscal year ended March 31, 2007 than the comparable prior period, also resulting in a lower net sales growth.

Our case sales, measured in nine-liter case equivalents, increased 47,592 cases, or 17.8%, to 314,644 cases versus the comparable prior period, resulting in our largest year of sales to date. Our U.S. case sales as a percentage of total case sales increased to 60.1% during the fiscal year ended March 31, 2007 from 56.1% in the prior fiscal year. This increase reflects the momentum of our portfolio in the U.S., particularly for Boru vodka, Gosling’s rums and the Pallini liqueurs.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the fiscal year ended March 31, 2007 as compared to the prior fiscal year. Current period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne on October 12, 2006. In fiscal 2007, we elected to discontinue sales of a low-margin Irish cream, which resulted in a decrease in the sales of liqueurs. A decrease in the liqueur sales in the fiscal year ended March 31, 2007 as compared to the prior fiscal year was offset by increases in case sales of our other brands, particularly Boru vodka, which sales increased 53.7% in the U.S. and 25.2% overall from the prior fiscal year, primarily attributable to the launch of the new packaging in the U.S, resulting in increased sales orders to fill distributor inventories, and by sales of newly-acquired premium single batch bourbon brands following our acquisition of McLain & Kyne on October 12, 2006.

	Increase/(decrease) in case sales		Percentage Increase/(decrease)
	Overall	U.S.	Overall	U.S.
Vodka	32,175	25,257	25.2%	53.7%
Rum	13,492	8,971	20.7%	17.4%
Whiskey	4,677	3,320	26.1%	85.4%
Liqueurs	(2,752)	1,551	(4.9%)	3.3%
Total	47,592	39,099	17.8%	26.1%

Gross profit.    Gross profit increased 11.9% to $8.4 million during the fiscal year ended March 31, 2007 from $7.5 million in the comparable prior period, while our gross margin decreased to 33.5% during the fiscal year ended March 31, 2007 compared to 35.4% for the prior fiscal year.

The absolute increase in gross profit reflected our increased level of sales. The decrease in gross margin percentage reflects a shift in product mix and increased growth of some of the lower margin products, including shifts in both brands and sizes. Our margins are lower on vodka, which was a greater portion of overall case sales in the fiscal year ended March 31, 2007 than in the comparable prior period. In addition, since the majority of our production is billed in euros, we were adversely affected by the weakening dollar vis-à-vis the euro.

Selling expense.    Selling expense increased 28.5% to $16.8 million in the fiscal year ended March 31, 2007 from $13.0 million in the comparable prior period. This increase in selling expense was attributable to the expansion, growth and continued support of our brands and increased case sales, including increases in distributor incentives and sales support costs and increased expenses in connection with the Gosling’s rum advertising campaign. In order to strengthen our sales and marketing team, we added new personnel, which resulted in an increase in consultancy and compensation expense. We adopted SFAS 123(R), Share-Based Payment on April 1, 2006, which resulted in stock-based compensation expense attributable to sales and marketing personnel of $0.4 million in the fiscal year ended March 31, 2007. As a result of the foregoing, selling expense as a percentage of net sales increased to 66.6% in the fiscal year ended March 31, 2007 as compared to 61.7% for the comparable prior year period.

General and administrative expense.    General and administrative expense increased 57.4% to $8.6 million in the fiscal year ended March 31, 2007 from $5.5 million in the comparable prior period. This increase in general and administrative expense was in part attributable to the increased costs of being a public company. These public company costs include increases in professional fees and public company directors and officers’ liability insurance of $1.0 million, as compared to the prior fiscal year. In addition to increased compensation for existing personnel, we hired several new employees, resulting in an increase in compensation expense of $0.9 million. We also adopted SFAS 123(R), Share-Based Payment on April 1, 2006, which resulted in stock-based compensation expense attributable to personnel other than those in sales and marketing of $1.0 million in the fiscal year ended March 31, 2007. As a result of the foregoing, general and administrative expense as a percentage of net sales increased to 34.4% in the fiscal year ended March 31, 2007 compared to 26.0% for the comparable prior year period.

Depreciation and amortization.    Depreciation and amortization increased 10.3% to $1.0 million in the fiscal year ended March 31, 2007 from $0.9 million in the comparable prior year period. This increase was primarily attributable to our acquisition of additional fixed and intangible assets and the accelerated amortization expense resulting from our termination of the Comans distribution agreement, such termination to be effective in September 2007.

Other Income/(Expense), Net.    Other income/(expense), net, increased 30.2% to $1.5 million during the fiscal year ended March 31, 2007 from $1.1 million in the comparable prior period. The major components of this category include a change in foreign exchange, net interest income/(expense) and minority interest.

Foreign exchange gain during the fiscal year ended March 31, 2007 was $1.4 million as compared to a loss of ($0.3) million in the comparable prior period. The current period gain is attributable to the effects of the strengthening of the euro and the British pound against the dollar on our intercompany loans to our foreign subsidiaries.

Interest income during the fiscal year ended March 31, 2007 was $1.0 million as compared to zero in the comparable prior period. The source of this income is the investment of the proceeds of our initial public offering in April 2006. Interest expense during the fiscal year ended March 31, 2007 was $2.4 million versus $1.6 million in the comparable prior period. The increase in interest expense is primarily attributable to the write off of deferred financing costs in connection with the conversion of 40% of our convertible notes upon completion of our initial public offering in April 2006 of $0.3 million, the vesting of certain warrants treated as interest expense of $0.3 million, as well as the expansion of our senior notes to $10.0 million from $4.6 million in November 2006, resulting in $0.3 million of additional interest expense.

Minority interest during the fiscal year ended March 31, 2007 amounted to a credit of $1.3 million as compared to a credit of $0.7 million in the comparable prior period as a result of a larger loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common stockholders.    The net loss attributable to common stockholders for the fiscal year ended March 31, 2007 increased 13.1% to $16.6 million from $14.7 million in the comparable prior period. Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued and converted in our initial public offering. As previously discussed, we adopted SFAS 123(R), Share-Based Payment on April 1, 2006, which resulted in total stock-based compensation expense of $1.4 million in the fiscal year ended March 31, 2007 as compared to none in the comparable prior period. The net loss per common share included $0.1 million of preferred stock dividends accrued during the fiscal year ended March 31, 2007 as compared to $1.6 million in the comparable prior period.

EBITDA.    EBITDA decreased 20.4% to negative $12.9 million for the year ended March 31, 2007 versus negative $10.7 million the comparable prior period. EBITDA represents net income before deducting interest expense (including expensing of deferred financing costs), income taxes, depreciation and amortization and the impact of the non-cash charge for stock-based compensation reported under SFAS 123(R). We use EBITDA as the primary internal management measure for evaluating performance on a period over period analysis, when comparing actual results to budgeted performance and when allocating additional resources. This non-GAAP financial measure is presented in order to assist industry analysts and investors in assessing our liquidity, our ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including interest payments, debt principal repayments, and other non-recurring charges, which are not reflected in EBITDA. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth our reconciliation of EBITDA to net loss (the most directly comparable financial measure):

	Years ended March 31,
(Dollars in thousands)	2007	2006
Net loss	(16,557)	(13,084)
Add (subtract):
Income tax benefit	(148)	(148)
Interest expense, net, including expensing of deferred financing costs	1,380	1,579
Depreciation and amortization	1,001	907
Stock based compensation	1,388	—
EBITDA	(12,936)	(10,746)

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

Potential fluctuations in quarterly results and seasonality

Our industry is subject to seasonality with peak sales in each major category generally occurring in the fourth calendar quarter, which is our third fiscal quarter. See ‘‘Risk Factors – Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future rendering quarter-to-quarter comparisons unreliable as indicators of performance.’’

Quarterly results of operations

The following table presents unaudited consolidated statements of operations data for each of the eight quarters concluding with the quarter ended March 31, 2007. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Consolidated statement of operations data (in thousands, except per share amounts):
Sales, net	$6,071	$7,381	$6,252	$5,460
Cost of sales	4,046	4,938	4,231	3,564
Gross profit	2,025	2,443	2,021	1,896
Selling expense	3,930	4,600	4,694	3,543
General and administrative expense	2,410	2,101	1,899	2,236
Depreciation and amortization	258	263	246	234
Loss from continuing operations	(4,573)	(4,521)	(4,818)	(4,117)
Other income	(0)	1	3	1
Other expense	(10)	(21)	(10)	(6)
Foreign currency gain/(loss)	217	484	262	397
Current credit/(charge) on derivative financial instrument	(3)	132	(9)	(2)
Income tax benefit	37	37	37	37
Interest expense, net	(378)	(208)	(76)	(718)
Minority interests	166	366	392	343
Net loss	(4,544)	(3,730)	(4,219)	(4,065)
Less: preferred stock and preferred membership unit dividends	0	0	0	48
Net loss attributable to common stockholders	$(4,544)	$(3,730)	$(4,219)	$(4,113)
Net loss per common share:
Basic	$(0.38)	$(0.31)	$(0.35)	$(0.36)
Diluted	$(0.38)	$(0.31)	$(0.35)	$(0.36)
Weighted average shares used in computation:
Basic	12,109,741	12,051,045	12,009,741	11,422,725
Diluted	12,109,741	12,051,045	12,009,741	11,422,725

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005(1)
Consolidated statement of operations data (in thousands, except per share amounts):
Sales, net	$3,699	$7,360	$5,175	$4,916
Cost of sales	2,343	4,998	3,162	3,153
Gross profit	1,356	2,362	2,013	1,763
Selling expense	3,082	3,616	3,213	3,137
General and administrative expense	1,461	1,659	1,236	1,137
Depreciation and amortization	232	233	220	222
Loss from continuing operations	(3,419)	(3,146)	(2,656)	(2,733)
Other income	—	(30)	34	—
Other expense	(9)	(10)	(9)	(9)
Foreign currency gain/(loss)	219	(259)	15	(313)
Current credit/(charge) on derivative financial instrument	(3)	4	(2)	17
Income tax benefit	37	37	37	37
Interest expense, net	(541)	(415)	(364)	(259)
Minority interests	228	204	95	129
Net loss	(3,488)	(3,615)	(2,850)	(3,131)
Less: preferred stock and preferred membership unit dividends	482	422	387	305
Net loss attributable to common stockholders	$(3,970)	$(4,037)	$(3,237)	$(3,436)
Net loss per common share: (2)
Basic	$(1.28)	$(1.30)	$(1.04)	$(1.11)
Diluted	$(1.28)	$(1.30)	$(1.04)	$(1.11)
Weighted average shares used in computation: (2)
Basic	3,107	3,107	3,107	3,107
Diluted	3,107	3,107	3,107	3,107

(1)	Our quarterly results of operations include the results of operations of Gosling-Castle Partners, our 60%-owned strategic venture, commencing as of the February 18, 2005 closing date of our investment in such entity, with adjustments for minority interest; however, Gosling-Castle Partners had no meaningful operations prior to April 1, 2005.
(2)	Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued and converted in our initial public offering.

Liquidity and capital resources

Our primary uses of cash have been for selling and marketing expense, employee compensation, new product development and working capital. Our main sources of cash have been from the sale of common and preferred stock, the sale of convertible and senior notes and borrowings under bank credit facilities.

Our balance of cash equivalents and short-term investments was $6.9 million at March 31, 2007 as compared to $1.4 million at March 31, 2006. This increase is attributable to the receipt of net proceeds of approximately $26.3 million upon our initial public offering in April 2006. Our balance of cash equivalents and short-term investments increased to $25.0 million in May 2007 as a result of the closing of a $21.0 million private placement of common stock and warrants sold to certain institutional investors. The net proceeds of the private placement are $19.9 million, after giving effect to the placement fee of $1.1 million.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near-to-mid term:

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	addition of administrative and sales personnel as our business expands;

•	increases in advertising, public relations and sales promotions for existing and new brands and as we expand within existing markets or enter new markets;

•	acquisition of additional spirits brands;

•	financing the operations of our 60%-owned Gosling-Castle Partners strategic export venture;

•	the continued cost of being a public company and Sarbanes-Oxley compliant; and

•	expansion into new markets and within existing markets in the United States and internationally.

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

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Year ended March 31,
	2007	2006	2005
Net cash provided by (used in):
Operating activities	$(21,628)	$(14,269)	$(13,331)
Investing activities	(7,688)	(406)	(598)
Financing activities	28,929	10,392	16,142
Net increase (decrease) in cash and cash equivalents	$(387)	$(4,283)	$2,213

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

In the fiscal year ended March 31, 2007, net cash used in operating activities was $21.6 million, consisting primarily of losses from our operations of $16.6 million, increases in inventory of $3.8 million, increases in accounts receivable of $2.8 million and the effects of changes in foreign exchange of $1.1 million, and decreases in due to related parties of $1.1 million and minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners of $1.3 million. These uses of cash were offset, in part, by a decrease in debt due from related parties of $0.9 million, amortization of deferred financing cost of $0.4 million, a write-off of deferred financing costs in connection with the conversion of 6% subordinated convertible notes of $0.3 million, as well as depreciation and amortization expense of $1.0 million, non-cash interest charges and stock-based compensation expense $0.3 million and stock based compensation expense of $1.4 million.

In the fiscal year ended March 31, 2006, net cash used in operating activities was $14.3 million, consisting primarily of losses from our operations of $13.1 million, increases in inventory, amounts due from affiliates, prepaid expense, deferred financing costs in connection with our initial public offering, and other assets, and minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners. These uses of cash were offset, in part, by an increase in accounts payable and accrued expenses, a decrease in accounts receivable and depreciation expense and non-cash interest charges.

In the fiscal year ended March 31, 2005, net cash used in operating activities was $13.3 million, consisting primarily of losses from our operations of $12.5 million, increases in trade accounts receivable, inventory and other assets, offset, in part, by an increase in accounts payable and accrued expenses.

Investing Activities.    We fund certain acquisitions and operating activities primarily with cash and short-term investments. Net cash used for investing activities was $7.7 million during 2007, reflecting initial investments of $25.0 from the proceeds of our initial public offering against acquisitions of property and equipment $0.4 million and intangible assets of $0.1 million. In addition, in October 2006, Castle Brands Inc. acquired 100% of the outstanding shares of McLain & Kyne, Ltd. Cash used in investing activities for this business acquisition was $1.3 million, net of cash acquired. Investing activities during 2007 also include proceeds of $19.0 million from the sale of investments to fund certain acquisitions and operating activities.

Financing activities.    During the three years ending March 31, 2007, in order to fund the above operating and investing activities, our total net cash from financing activities was approximately $55.5 million, which came primarily from our issuances of common stock, convertible preferred stock, senior notes and convertible subordinated debt.

Net cash provided by financing activities during the year ended March 31, 2007 was $28.9 million, consisting primarily of funds raised from our initial public offering on April 6, 2006. Net cash received from the issuance of common stock in our initial public offering was $26.4 million, after making the following payments:

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

We believe that we will be able to fund our operations from the proceeds of our recent private placement, our projected cash flow from operations, and current cash and cash equivalents for at least twelve months following the closing of our private placement, which occurred on May 10, 2007. Beyond that, additional financing may be needed to fund working capital and other requirements. Changes in our operating plans, acquisitions or other additions of brands, lower than anticipated sales, increased expenses, or other events, including those described in ‘‘Risk Factors,’’ may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

Obligations and commitments

Irish bank facilities.  We have credit facilities with availability aggregating approximately €1.4 million ($1.9 million) with two affiliated Irish banks, including overdraft, customs and excise guaranty, forward currency dealing, revolving credit and accounts receivable facilities. These facilities, which are payable on demand and continue until terminated by either party on not less than three months prior written notice, have interest rates ranging from prime plus 3% to 7.85%. We also have revolving credit facilities aggregating approximately £242,000 ($474,992) with one of these lenders for working capital purposes. These other banking facilities, which are also payable on demand and renew annually subject to certain provisions, have interest rates ranging from prime plus 2% to prime plus 2.25%. We also secured a €190,000 ($253,365) term note with one of these lenders. We have deposited €375,000 ($502,643) with the banks to secure these borrowings and both we and our subsidiaries, CB-UK and CB-Ireland, have agreed to provide an intercompany guarantee of these facilities up to an amount of €860,000 ($1,146,810). The term note carries an interest rate of 5.2% and calls for monthly payments of principal and interest of €6,377 through July 2007.

We believe we are in compliance with the financial covenants of our Irish bank facilities and that the completion of this offering will not cause us to fail to be in compliance with any of the financial covenants with respect to the Irish bank facilities.

February 2006 credit facility.    On February 17, 2006, we entered into a credit facility with Frost Nevada Investments Trust, an entity controlled by Phillip Frost, M.D., one of our directors, which enabled us to borrow up to $5.0 million. We borrowed $2.0 million under this facility at an interest rate of 9% per annum payable quarterly, plus a facility fee of $100,000 paid at the time of the drawdown. Interest under this facility was payable quarterly. We repaid all outstanding principal and accrued interest under this note in the amount of $2,026,000 in April 2006.

February 2007 credit facility.    On February 12, 2007, we entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, one of our directors, which enabled us to borrow up to $5.0 million. We paid a facility fee of $150,000 upon entering into the credit agreement. We never made any borrowings under this facility. The facility was terminated pursuant to its terms following the closing of our May 2007 private placement of common stock..

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

On November 10, 2006, we issued an aggregate of $5.4 million of additional senior notes secured by accounts receivable and inventories of Castle Brands (USA). These notes also mature on May 31, 2009 and bear interest at 9% payable semi-annually. In addition, each holder of senior notes received warrants to purchase 40 shares of common stock at $8.00 per share for each $1,000 of additional principal purchased by such holder. There were 213,600 warrants issued in conjunction with the issuance of the additional senior notes. These warrants have been fair valued at $706,944 in the aggregate and have been treated as a discount to the notes payable based upon their relative fair value.

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

Gosling’s export venture.    On February 18, 2005, in connection with our investment in the Gosling-Castle Partners Inc. strategic export venture with the Gosling’s family, we issued a promissory note to Gosling-Castle Partners (now our 60% owned subsidiary) in the amount of $4.9 million. This promissory note, which bore interest at the rate of 4% per annum beginning October 1, 2005, had no restrictive covenants and was due in installments as follows, and has now been fully paid:

•	$1,025,000 was due April 1, 2005 and was paid;

•	$1,125,000 was due October 1, 2005 and was paid;

•	$1,000,000 was due April 1, 2006 and was paid;

•	$1,000,000 was due October 1, 2006 and was paid; and

•	$750,000 was due April 1, 2007 and was paid.

Under Gosling-Castle Partners’ exclusive export agreement with Gosling’s Export (Bermuda) Limited, Gosling-Castle Partners was required to pay $2.5 million to Gosling’s Export (Bermuda) Limited in exchange for the distribution rights set forth in such agreement in four equal installments on April 1, 2005, October 1, 2005, April 1, 2006 and October 1, 2006. As of March 31, 2007, Gosling-Castle Partners has no payments remaining.

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

Office equipment leases.    We financed the purchase of certain office equipment totaling $17,872. The equipment leases call for monthly payments of principal and interest at the rate of 5% per annum, to be paid through July 2009. As of March 31, 2007, we owed $8,891 under this lease.

Future commitments – notes and capital lease.    Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on March 31, 2007):

For the years ending March 31,	Amount
(in thousands)
2008	$419
2009	4
2011	18,356
Total	18,779
Less current portion	419
Non-current portion	$18,360

Convertible preferred stock.    All of our Series A preferred stock, Series B preferred stock and Series C preferred stock automatically converted into an aggregate of 4,089,463 shares of our common stock, and all of the dividends accrued on our preferred stock through April 9, 2006 were converted into 193,107 shares of our common stock.

Contractual obligations

The following table sets forth our contractual commitments as of March 31, 2007 for each of the following quarters:

	Payments due during quarter ending March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Long-term notes payable, including current portion and estimated interest
Ulster Bank facilities	$416	$—	$—	$—	$—	$—	$416
9% senior notes	—		10,000	—			10,000
6% convertible subordinated notes	—	—	9,000	—	—	—	9,000
Capital leases	4	4	1	—			9
Operating leases	322	5	—	—	—	—	327
Total	$742	$9	$19,001	$—	$—	$—	$19,752

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2005, 2006 or 2007. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation will apply to our fiscal year beginning April 1, 2007. We do not expect the interpretation will have a material impact on its results from operations or financial position.

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin 108, ‘‘Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a ‘‘restatement process’’ where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We determined that SAB 108 did not have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, our fiscal year beginning April 1, 2008. We are assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2007, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, ‘‘Disclosure About Fair Value of Financial Investments.’’ We hold no investment securities that would require disclosure of market risk.

We do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. Individual forward contracts rarely extend for more than six months or exceed €300,000 ($400,500). At March 31, 2007 total forward contracts outstanding amounted to €600,000 ($723,700, calculated at the weighted average conversion rate in such contracts). Depending upon the term of the contract, the cost of these transactions can vary between approximately 50 to 150 basis points.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castle Brands Inc. and subsidiaries as of March 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1[R] to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment’’.

/s/   Eisner LLP

Eisner LLP

New York, New York
June 27, 2007

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash equivalents	$1,004,957	$1,392,016
Short-term investments	5,912,464	—
Accounts receivable – net of allowance for doubtful accounts of $352,458 and $395,207	6,503,449	3,511,215
Due from affiliates	10,328	953,616
Inventories	10,716,983	6,673,235
Prepaid expenses and other current assets	1,585,901	1,021,369
TOTAL CURRENT ASSETS	25,734,082	13,551,451
EQUIPMENT – net	643,753	407,983
OTHER ASSETS
Intangible assets – net of accumulated amortization of $2,233,808 and $1,379,389	13,813,596	13,936,427
Goodwill	13,036,650	11,649,430
Deferred registration costs	—	2,823,594
Restricted cash	502,643	362,293
Other assets	795,237	913,032
TOTAL ASSETS	$54,525,961	$43,644,210
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$419,308	$3,678,547
Accounts payable	5,150,535	3,757,515
Accrued expenses, put warrant payable and derivative instrument	1,987,669	2,986,188
Due to stockholders and affiliates	1,092,755	2,121,334
Convertible stockholder notes payable	—	1,660,148
Stockholder notes payable	—	147,113
TOTAL CURRENT LIABILITIES	8,650,267	14,350,845
LONG TERM LIABILITIES
Senior notes payable	9,354,861	4,594,791
Notes payable and capital leases, less current maturities	9,005,207	15,350,640
Preferred stock and preferred membership units dividends payable	—	1,546,480
Deferred tax liability	2,555,368	2,703,515
	29,565,703	38,546,271
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock Series A, B, C; 4,103,750 shares designated; issued and outstanding 0 and 4,089,463 shares at March 31, 2007 and 2006, respectively, liquidation preference of $33,326,484	—	28,447,683
COMMITMENTS AND CONTINGENCIES (Note 16)
MINORITY INTERESTS	1,407,645	2,674,731
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value, 45,000,000 shares authorized, 12,109,741 and 3,106,666 shares issued and outstanding at March 31, 2007 and 2006, respectively	121,098	31,067
Additional paid in capital	84,086,710	17,182,405
Accumulated deficiency	(59,962,237)	(43,404,887)
Accumulated other comprehensive (loss)/income	(692,958)	166,940
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	23,552,613	(26,024,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$54,525,961	$43,644,210

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2007	2006	2005
Sales, net	$25,164,038	$21,149,635	$12,617,863
Cost of sales	16,779,694	13,655,772	8,744,859
Gross profit	8,384,344	7,493,863	3,873,004
Selling expense	16,766,119	13,047,580	11,568,997
General and administrative expense	8,646,147	5,492,925	3,636,626
Depreciation and amortization	1,000,888	907,409	323,485
Operating loss	(18,028,810)	(11,954,051)	(11,656,104)
Other income	5,040	4,279	123,601
Other expense	(46,831)	(37,099)	(45,346)
Foreign exchange gain/(loss)	1,360,500	(337,990)	120,500
Interest expense, net	(1,085,035)	(1,579,283)	(998,096)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	(295,368)	—	—
Current credit/(charge) on derivative financial instrument	117,921	15,828	(76,825)
Income tax benefit	148,147	148,151	—
Minority interests	1,267,086	655,946	4,721
Net loss	(16,557,350)	(13,084,219)	(12,527,549)
Preferred stock and preferred membership unit dividends	48,238	1,596,027	1,252,118
Net loss attributable to common stockholders	$(16,605,588)	$(14,680,246)	$(13,779,667)
Net loss attributable to common stockholders per common share
Basic	$(1.40)	$(4.73)	$(4.44)
Diluted	$(1.40)	$(4.73)	$(4.44)
Weighted average shares used in computation
Basic	11,898,313	3,106,666	3,106,666
Diluted	11,898,313	3,106,666	3,106,666

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock		Additional Paid in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
BALANCE, MARCH 31, 2004	3,106,666	31,067	$18,732,301	$(17,793,119)	$(41,946)	$928,303
Comprehensive loss
Net loss				(12,527,549)		(12,527,549)
Foreign currency translation adjustment					(152,627)	(152,627)
Total comprehensive loss						(12,680,176)
Warrants issued in connection with senior notes			129,195			129,195
Imputed interest on note payable in connection with acquisition of intangible assets			126,152			126,152
Estimated fair value ascribed to warrants issued in connection with redeemable preferred stock			164,144			164,144
Acquisition of minority interests			(2,065)			(2,065)
Increasing rate dividend on Series C preferred stock			297,264			297,264
Accrued preferred stock dividends			(1,087,974)			(1,087,974)
BALANCE, MARCH 31, 2005	3,106,666	31,067	18,359,017	(30,320,668)	(194,573)	(12,125,157)
Comprehensive loss
Net loss				(13,084,219)		(13,084,219)
Foreign currency translation adjustment					361,513	361,513
Total comprehensive loss						(12,722,706)
Vesting of stock options as consultancy expense			53,440			53,440
Estimated fair value ascribed to warrants issued in connection with distribution agreement			220,000			220,000
Estimated fair value ascribed to warrants issued in connection with redeemable preferred stock			43,815			43,815
Increasing rate dividend on Series C preferred Stock			38,344			38,344
Accrued preferred stock dividends			(1,532,211)			(1,532,211)
BALANCE, MARCH 31, 2006	3,106,666	$31,067	$17,182,405	$(43,404,887)	$166,940	$(26,024,475)
Comprehensive loss
Net loss				(16,557,350)		(16,557,350)
Foreign currency translation adjustment					(859,898)	(859,898)
Total comprehensive loss						(17,417,248)
Accrued preferred stock dividends			(48,238)			(48,238)
Issuance of common stock in initial public offering, net of issuance costs	3,500,000	35,000	26,393,889			26,428,889
Conversion of redeemable convertible preferred stock, net of fractional shares	4,089,463	40,895	28,406,772			28,447,667
Issuance of common stock in payment of accrued dividends	193,107	1,931	1,387,834			1,389,765
Conversion of 5% euro denominated convertible subordinated notes	263,362	2,634	1,660,539			1,663,173
Conversion of 40% of 6% convertible subordinated notes	857,143	8,571	5,991,429			6,000,000
Issuance of common stock in connection with acquisition of McLain & Kyne, Ltd.	100,000	1,000	704,200			705,200
Vesting of stock options as consultancy expense			29,032			29,032
Estimated fair value ascribed to warrants issued to financial consultant			283,727			283,727
Estimated fair value ascribed to warrants issued in connection with issuance of senior notes			706,944			706,944
Stock-based compensation			1,388,177			1,388,177
BALANCE, MARCH 31, 2007	12,109,741	$121,098	$84,086,710	$(59,962,237)	$(692,958)	$23,552,613

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,557,350)	$(13,084,219)	$(12,527,549)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,000,888	907,409	323,485
Minority interest in net loss of consolidated subsidiary	(1,267,086)	(655,946)	(4,721)
Loss on disposal of fixed assets	—	1,184	8,316
Amortization of deferred financing costs	390,756	470,848	387,698
Current (credit)/charge on derivative financial instrument	(117,921)	(15,828)	76,825
Deferred tax benefit	(148,147)	(148,151)	—
Effect of changes in foreign exchange	(1,115,522)	290,435	118,476
Stock-based compensation expense	1,388,178	—	—
Non-cash interest charge	283,727	—	—
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	295,368	—	—
Changes in operations, assets and liabilities
Increase in accounts receivable	(2,792,260)	(24,046)	(1,775,404)
(Decrease)/increase in due from affiliates	944,254	(599,400)	(355,161)
Increase in inventory	(3,764,136)	(1,459,956)	(1,569,612)
Increase in prepaid expenses and supplies	(550,933)	(704,739)	51,615
Increase in other assets	(359,051)	(355,744)	(878,568)
Increase in accounts payable and accrued expenses	1,823,622	572,970	1,572,920
(Decrease)/increase in due to related parties	(1,082,907)	536,249	1,241,179
Total adjustments	(5,071,170)	(1,184,715)	(802,952)
NET CASH USED IN OPERATING ACTIVITIES	(21,628,520)	(14,268,934)	(13,330,501)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(359,432)	(197,315)	(165,725)
Acquisition of intangible assets	(133,816)	(194,874)	(25,988)
Business acquisitions – net of cash acquired	(1,282,021)	(13,379)	(406,116)
Short-term investments purchased	(25,000,000)	—	—
Short-term investments – sales	19,087,536	—	—
NET CASH USED IN INVESTING ACTIVITIES	(7,687,733)	(405,568)	(597,829)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(25,421,773)	(24,256,571)	(6,694,880)
Proceeds from notes payable and warrants	26,909,459	33,318,866	16,421,697
Payments of obligations under capital leases	(3,504)	(3,603)	(1,823)
Increase in restricted cash	(98,548)	—	(377,828)
Issuance of redeemable convertible preferred stock and warrants	—	2,900,000	7,500,000
Payments for costs of stock issuances	—	(247,466)	(705,522)
Dividends paid on preferred membership shares	(204,952)	—	—
Issuance of common stock	31,500,000	—	—
Payments for costs of stock issuance	(3,751,537)	(1,319,574)	—

	Years Ended March 31,
	2007	2006	2005
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,929,145	10,391,652	16,141,644
EFFECTS OF FOREIGN CURRENCY TRANSLATION	49	(1,532)	1,643
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(387,059)	(4,282,850)	2,213,314
CASH AND CASH EQUIVALENTS – BEGINNING	1,392,016	5,676,398	3,461,441
CASH AND CASH EQUIVALENTS – ENDING	$1,004,957	$1,392,016	$5,676,398
SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities
Acquisition of intangible assets	$—	$—	$(8,051,555)
Note payable – intangible assets	$—	$—	$2,500,000
Value ascribed to minority interests	$—	$—	$3,329,333
Value ascribed to deferred tax liability on intangible assets	$—	$—	$2,222,222
Acquisition of property and equipment	$—	$—	$(17,821)
Increase in capital leases payable	$—	$—	$17,821
Reduction in cost of business acquisition	$—	$—	$(120,000)
Surrender of redeemable convertible preferred	$—	$—	$120,000
Senior notes	$(706,944)	$—	$(129,194)
Fair value of put warrants issued in connection with senior notes – net	$706,944	$—	$129,194
Conversion of redeemable convertible preferred stock, net of fractional shares, by issuance of common stock	$28,447,667	$—	$—
Issuance of common stock in payment of accrued dividends	$1,389,765	$—	$—
Conversion of 5% euro denominated convertible subordinated notes by issuance of common stock	$1,663,173	$—	$—
Conversion of 40% of 6% convertible subordinated notes by issuance of common stock	$6,000,000	$—	$—
McLain & Kyne acquisition-net of cash acquired, by issuance of common stock	$705,200	$—	$—
Increase in deferred registration costs	$—	$(1,047,477)	$—
Increase in accounts payable, accrued expenses, put warrant payable and derivative instrument	$—	$1,047,477	$—
Increase in intangible assets	$—	$(220,000)	$—
Estimated fair value ascribed to warrants issued in connection with distribution agreement	$—	$220,000	$—
Interest paid	$1,090,962	$1,178,166	$343,236

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements March 31, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B.	Organization and Operations – The Company is principally engaged in the manufacture, marketing and sale of fine spirit brands of vodka, Irish whiskey, rums and liqueurs (the ‘‘products’’) in the United States, Canada, Europe, and the Caribbean.

C.	Brands – Vodka – Boru vodka, is an ultra-pure, quadruple distilled and specially filtered premium vodka. Boru is produced in Ireland and has three flavor extensions (citrus, orange and Crazzberry).

Rum – Gosling’s rums, a family of premium rums with a 150-year history, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, including the award-winning Gosling’s Black Seal rum; and Sea Wynde, a premium rum developed and introduced by the Company in 2001.

Whiskey – Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years; and the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt, reserve and classic pure grain versions; three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston.

Liqueurs – Brady’s Irish cream, a premium Irish cream liqueur; Celtic Crossing, a premium Irish liqueur; and, pursuant to an exclusive U.S. marketing arrangement, Pallini Limoncello, Raspicello and Peachello premium Italian liqueurs.

D.	Basis of presentation – The consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and McLain and Kyne, and its wholly-owned foreign subsidiaries, CB Ireland and CB-UK, and its majority owned Gosling-Castle Partners, Inc. with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

E.	Cash equivalents – The Company considers all highly liquid instruments with a maturity at date at acquisition of three-months or less to be cash equivalents.

F.	Investments – The Company follows Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities, classifying its investments based on the intended holding period. The Company currently classifies its investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Investments consist primarily of auction rate corporate debt, auction rate municipal securities, government bonds, mutual funds and corporate securities that are highly liquid in nature and represent the investment of cash that is available for current operations. Although original maturities of the Companies auction rate securities are generally longer than one year, the Company has the right to sell these securities each auction date subject to the availability of buyers. Interest rates on these securities reset at every auction date, generally every twenty eight days.

G.	Trade accounts receivable – The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of the Company’s customers.

H.	Revenue recognition – Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

I.	Inventories – Inventories, which comprise distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold.

J.	Equipment – Equipment consists of office equipment, computers and software and furniture and fixtures. When assets are retired or otherwise disposed of, the cost and related depreciation is removed from the accounts, and any resulting gain or loss is recognized in the statement of operations. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

K.	Goodwill and other intangible assets – Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of March 31, 2007 and 2006, goodwill and other indefinite lived intangible assets that arose from acquisitions were $13.6 million and $11.6 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed its annual impairment assessment on long-lived assets, including intangible assets and goodwill. The Company concluded that there was no impairment during the years ended March 31, 2007, 2006 and 2005.

L.	Shipping and handling – The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense. Shipping charges included in selling expense amounted to $210,256, $398,202 and $280,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

M.	Excise taxes and duty – Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain and then transferred out of ‘‘bond.’’ Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold ‘‘ex warehouse’’ the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. During the years ended March 31, 2007, 2006 and 2005, the line items for the Company’s revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Year ended March 31,
	2007	2006	2005
Sales, net	$6,095,939	$3,776,049	$1,913,450
Cost of Sales	$6,095,939	$3,776,049	$1,913,450

N.	Distributor charges and promotional goods – The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. In addition, for certain of its distributors, the Company has entered into arrangements whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

O.	Foreign currency translation – The functional currency for the Company’s foreign operations is the euro in Europe, excluding the United Kingdom, the British pound in the United Kingdom, and the Canadian dollar in Canada. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying consolidated statements of operations.

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

Q.	Income Taxes – Under the asset and liability method of SFAS No. 109 ‘‘Accounting for Income Taxes,’’ deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

R.	Stock-based compensation – Effective April 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. See Note 14.

S.	Research and Development Costs – The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

T.	Advertising – Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $4,187,542, $3,281,348 and $4,032,061 for the years ended March 31, 2007, 2006 and 2005, respectively.

U.	Impairment of Long-Lived Assets – The Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company concluded that there was no impairment during the years ended March 31, 2007, 2006 and 2005.

V.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, fair value of put warrants, derivative instruments and other equity issuances, allowance for doubtful accounts, depreciation, amortization and expense accruals.

W.	Recent accounting pronouncements – In March 2006, the FASB issued SFAS No. 156, ‘‘Accounting for Servicing of Financial Assets’’. This standard is required to be adopted as of the first fiscal year beginning after September 15, 2006. The Company determined that SFAS No. 156 did not have a material impact on its financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin 108, ‘‘Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a ‘‘restatement process’’ where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company determined that SAB 108 did not have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s consolidated financial statements.

X.	Reclassifications – Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent conversion of debentures and convertible preferred stock outstanding. In computing diluted net loss per share for the years ended March 31, 2007, 2006 and 2005, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and convertible debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31,
	2007	2006	2005
Stock options	1,294,125	888,500	745,500
Stock warrants	812,218	598,618	390,493
Convertible debentures	1,125,000	2,245,505	888,375
Convertible preferred stock	—	4,089,463	3,741,965
Total	3,231,343	7,822,086	5,766,333

NOTE 3 — INVESTMENTS

The following is a summary of available-for-sale securities:

	Adjusted Cost	Gross Unrealized Gain/(Loss)	Estimated Fair Value
March 31, 2006
Mutual funds	1,912,464	—	1,912,464
Auction rate municipal securities	2,000,000	—	2,000,000
Auction rate corporate debt	1,000,000	—	1,000,000
Corporate securities	1,000,000	—	1,000,000
Total	5,912,464	—	5,912,464

NOTE 4 — INVENTORIES

	March 31,
	2007	2006
Raw materials	$1,501,455	$1,339,697
Finished goods	9,215,528	5,333,538
Total	$10,716,983	$6,673,235

As of March 31, 2007 and 2006, 99% and 100%, respectively of the raw materials and 13.0% and 23.5%, respectively, of finished goods were located outside of the United States.

Inventories are stated at the lower of weighted average cost or market.

NOTE 5 — INVESTMENTS AND ACQUISITIONS

Acquisition of McLain & Kyne, Ltd.

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, Ltd., pursuant to a Stock Purchase Agreement (the ‘‘Agreement’’). McLain & Kyne is a Louisville, Kentucky-based developer and marketer of three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston. As consideration for the acquisition, the Company has paid $2,000,000, consisting of $1,294,800 in cash and issued 100,000 shares of its common stock, valued at $705,200. The Company will also pay an earn-out to the sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which shall not exceed $4,000,000, will be determined by a calculation based on the gross margin (as defined in the Agreement) recognized by the Company from the sales of McLain & Kyne’s bourbons through March 31, 2011. As a result of the initial purchase price allocation, the Company recorded goodwill of $1,387,220. The purchase price allocation for this acquisition is preliminary since the Company is in the process of determining the fair value of the assets acquired and liabilities assumed and may be revised as additional information becomes available. The preliminary fair values allocated to McLain & Kyne’s net tangible and intangible assets are as follows: current assets of $100,021, inventory of $53,866, intangible assets of $600,000 and current liabilities of $32,692. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. The operating results of the McLain & Kyne business are reflected in the accompanying consolidated financial statements from the date of acquisition and were not material.

The Agreement also provides for, among other things, representations, warranties, indemnities and ‘‘piggyback’’ registration rights for the shares issued.

The following table presents unaudited pro forma information about sales and net loss had the operations of the above described acquisition been combined with the Company’s business as of the first day of the period shown. This information has not been adjusted to reflect any changes in the operations of McLain & Kyne subsequent to its acquisition by the Company. Changes in operations of the acquired business includes, but are not limited to, discontinuation of products changes in trade practices, application of the Company’s credit policies, changes in manufacturing processes or locations, changes in marketing and advertising programs and integration of systems and personnel. Had any of these changes been implemented by the former management of the business acquired prior to acquisition by the Company, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

	For the Years Ended March 31,
	2007	2006	2005
Net sales	$25,621,644	$21,510,515	$13,040,270
Operating loss	$(17,970,822)	$(11,952,586)	$(11,690,367)
Net loss attributable to common stock holders	$(16,547,600)	$(14,678,781)	$(13,813,930)
Net loss attributable to common stock holders per common share Basic	$(1.39)	$(1.23)	$(1.16)
Diluted	$(1.39)	$(1.23)	$(1.16)
Weighted average shares: Basic	11,898,313	11,898,313	11,898,313
Diluted	11,898,313	11,898,313	11,898,313

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

Effective with the payment of the second installment on October 1, 2005, this promissory note began accruing interest on the unpaid principal amount at the rate of 4% per annum until the note is repaid in full. As of March 31, 2007 and 2006, $105,000 and $55,000, respectively, in interest on this note has been accrued and remains unpaid.

The global distribution agreement commenced on April 1, 2005 and has a 15 year term. It is renewable for additional 15 year terms as long as GCP meets certain case sale targets during the initial term as set forth in the agreement. (See Note 18 – Gosling-Castle Partners Inc. Export Agreement with Gosling’s Export (Bermuda) Limited). The Company ascribed the entire purchase of $5,000,000 to the Gosling global distribution agreement described above. In conjunction with this transaction the Company recorded a deferred tax liability of $2,222,222 to reflect the difference between the adjusted book value and tax basis. This deferred tax liability was recorded as an increase to the value of the distribution agreement and is included in intangible assets.

Castle Brands Inc. has agreed to fund certain operating losses of GCP. The balance funded at March 31, 2007 is approximately $2,800,000.

NOTE 6 — EQUIPMENT

Equipment consists of the following:

	March 31,
	2007	2006
Equipment and software	$1,248,871	$827,628
Furniture and fixtures	45,898	32,478
Leasehold improvements	—	4,733
	1,294,769	864,839
Less: accumulated depreciation	651,016	456,856
	$643,753	$407,983

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 totaled $162,625, $125,014, and $81,724 respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2007, 2006 and 2005 were as follows:

Amount
Balance as of March 31, 2005	$11,636,051
Acquisition of minority interests	13,379
Balance as of March 31, 2006	11,649,430
Acquisition of McLain & Kyne, Ltd	1,387,220
Balance as of March 31, 2007	$13,036,650

Intangible assets consist of the following:

	March 31,
	2007	2006
Definite life brands	$308,909	$194,159
Trademarks	408,222	341,604
Rights	9,036,793	9,036,793
Patents	825,000	825,000
Distribution relationship	416,000	416,000
Supply relationship	732,000	732,000
Other	28,480	78,260
	11,755,404	11,623,816
Less: accumulated amortization	2,233,808	1,379,389
Net	9,521,596	10,244,427
Other identifiable intangible assets – indefinite life Trade names and formulations	4,292,000	3,692,000
	$13,813,596	$13,936,427

Accumulated amortization consists of the following:

	March 31,
	2007	2006
Brands	$230,992	$101,902
Trademarks	25,790	116,071
Rights	1,220,093	668,150
Patents	183,333	128,333
Distribution relationship	329,600	194,133
Supply relationship	244,000	170,800
Accumulated amortization	$2,233,808	$1,379,389

Amortization expense for the years ended March 31, 2007, 2006 and 2005 totaled $838,263, $782,395 and $241,761, respectively.

On September 1, 2006, the Company delivered notice to Comans Wholesale Limited that it was terminating its distribution agreement. As a result of the delivery of the notice, the distribution agreement will terminate, as provided for by its terms, as of September 15, 2007. The Company has adjusted the estimated useful life of the underlying intangible asset to agree to the termination date. The change in estimated useful life resulted in an additional $52,300 in amortization expense for the year ended March 31, 2007.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the years ending March 31,	Amount
2008	$789,326
2009	760,106
2010	704,639
2011	704,639
2012	704,639
Total	$3,663,349

NOTE 8 — RESTRICTED CASH

In connection with the credit facilities as described in Note 10, personal guarantees of the two former managing directors of CB Ireland and CB-UK in the amount of €158,717 were cancelled and replaced with a deposit of cash collateral of €300,000, or $400,050 (as translated at the exchange rate in effect on March 31, 2007). For purposes of increasing the Company’s creditors insurance in Ireland, this deposit of cash collateral has subsequently been increased to €376,935, or $502,643 (as translated at the exchange rate in effect on March 31, 2007).

NOTE 9 — OVERDRAFT ACCOUNTS

CB Ireland and CB-UK maintain overdraft coverage with a financial institution in Ireland of up to €400,000 ($533,400) and £20,000 ($39,250), respectively. Overdraft balances included in notes payable totaled $380,334 and $98,327 at March 31, 2007 and 2006, respectively.

NOTE 10 — SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2007	2006
Notes payable consist of the following:
Revolving credit facilities(A)	$407,261	$332,409
Revolving credit facilities(B)	8,363	166,283
Subordinated notes(C)	—	307,938
Senior notes(D)	9,354,861	4,594,791
Subordinated convertible notes(E)	9,000,000	15,000,000
Non-interest bearing notes(F)	—	1,210,162
9% Promissory note(G)	—	2,000,000
	18,770,485	23,611,583
Capital leases	8,891	12,395
Total	$18,779,376	$23,623,978

(A)	The Company has arranged revolving credit facilities aggregating approximately €1,412,303 ($1,883,306) with a lender for working capital purposes. These facilities are payable on demand, continue until terminated by either party on not less than three months prior written notice, and call for interest at rates ranging from prime plus 3% to prime plus 7.85%. The Company also maintains a €190,000 ($253,365) term note with the same lender. The note carries an interest rate of 5.2%, is payable on demand and subject to annual review and renewal by the lender, and calls for monthly payments of principal and interest of €6,377 through 2007.
(B)	The Company has arranged revolving credit facilities aggregating approximately £242,000 ($474,992). The facilities, which are payable on demand and subject to annual review and renewal by the lender, call for interest at rates ranging from prime plus 2% to prime plus 2.25%.
(C)	In connection with the Company’s acquisition of CB Ireland, the Company issued to the former minority shareholders of CB Ireland €255,000 ($307,937) of subordinated notes, which were set to mature on July 11, 2007. The notes accrued interest at the rate of 5.7% per annum with the aggregate interest payable being limited to €51,000 ($61,588). All outstanding principal and accrued interest on these notes in the amount of €290,328 ($350,600) were paid in April 2006.
(D)	On June 9, September 28 and October 13, 2004, the Company issued $3,555,000, $1,005,000 and $100,000, respectively, of senior notes secured by accounts receivable and inventories of CB-USA. As issued, these senior notes bore an interest rate of 8%, payable semi-annually on November 30 and May 31, with an original maturity date of May 31, 2007. In addition, each holder of $1,000 of senior notes received warrants to purchase 25 shares of the Company’s common shares at $8.00 per share, expiring May 31, 2009. There were 116,500 warrants issued in conjunction with the issuance of the senior notes. These warrants have been valued at $129,195 in the aggregate and have been treated as a discount to the notes payable. Effective August 15, 2005, the terms of these notes were modified with the consent of the note holders to mature on May 31, 2009 in exchange for an interest rate adjustment to 9%. Interest expense pertaining to the discount to the notes payable is recognized, and the notes payable accreted, over the adjusted term of the notes.
On November 10, 2006, CB-USA issued to 11 individuals an aggregate of $5,340,000 of additional senior notes secured by accounts receivable and inventories of CB-USA. These notes mature on May 31, 2009 and bear interest at 9% payable semi-annually. In addition, each holder of senior notes received warrants to purchase 40 shares of the Company’s common stock at $8.00 per share, expiring May 31, 2009, for each $1,000 of principal purchased by such holder. There were 213,600 warrants issued in conjunction with the issuance of the additional senior notes. These warrants have been valued at $706,944 in the aggregate and have been treated as a discount to the notes payable. Interest expense pertaining to this discount is recognized, and the notes payable accreted, over the term of the notes. The total assets securing these notes aggregated $12,108,958 at March 31, 2007.
(E)	On March 1, 2005, the Company entered into an agreement to issue up to $10,000,000 of subordinated convertible notes to a single investor. As of March 31, 2005, $5,000,000 of convertible notes were issued. In June 2005, the Company issued the remaining $5,000,000 of convertible notes. The notes, which mature on March 1, 2010, bear interest at the rate of 6% per annum which is payable quarterly. The Company has the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through March 31, 2007, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note and has the means and intent to continue to do so. The notes may be converted into common stock at $8 per share at any time, and shall be converted at the option of the holder or automatically after the third year from the date of issuance and upon the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. Upon the completion of our initial public offering on April 10, 2006, 40% of the notes converted automatically into common stock at a price of $7.00 per share.
In July 2005, the Company entered into an agreement with an investor to issue $5,000,000 of subordinated convertible notes. The closing was completed in August 2005. The notes, which mature on March 1, 2010, bear interest at the rate of 6% per annum. The Company has the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through March 31, 2007, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note and has the means and intent to continue to do so. The notes may be converted into common stock at $8 per share at any time, and shall be converted automatically after the third year from the date of issuance and upon the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. 40% of the notes converted automatically into common stock upon the completion of our initial public offering on April 10, 2006, at a price of $7.00 per share.
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
(F)	On February 14, 2005, the Company, through its interest in GCP, entered into an agreement with Gosling’s Export (Bermuda) Limited (‘‘GXB’’) to acquire the global distribution rights (excluding Bermuda) to GXB’s portfolio of products in exchange for $2,500,000 in non-interest bearing notes due in four equal semi-annual installments. These notes have been paid in full as of March 31, 2007.
(G)	On February 17, 2006, the Company entered into a $5 million credit agreement with an investment trust which is a stockholder and controlled by one of the Company’s directors. On February 17, 2006, the Company borrowed $2.0 million under this credit agreement and issued a promissory note bearing interest at the rate of 9% per annum, payable at maturity. In addition, the Company paid a $100,000 facility fee upon receipt of these funds. The Company repaid all outstanding principal and accrued interest under this note in the amount of $2,026,000 in April 2006.

The Company financed the purchase of certain office equipment totaling $17,821 included in equipment. The lease calls for monthly payments of $337 in principal and interest at the rate of 5% per annum, to be paid through July 2009. As of March 31, 2007 and 2006, the Company owed $8,891 and $12,395, respectively, under this lease. Future minimum lease payments equal $9,442 including interest.

Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on March 31, 2007):

For the years ending March 31,
2008	$419,308
2009	3,873
2010	18,356,195
Total	18,779,376
Less current portion	419,308
Non current portion	$18,360,068

NOTE 11 — COMMON STOCK

On April 10, 2006, the Company completed its initial public offering by issuing 3,500,000 shares of common stock at $9.00 per share.

Net proceeds to the Company after payment of issuance costs not already paid as of April 10, 2006 were $26,428,889, determined as follows:

Aggregate offering proceeds to the Company	$31,500,000
Underwriting discounts and commissions	2,205,000
Other fees and expenses	2,866,111
Total expenses	5,071,111
Net proceeds to the company	$26,428,889

Concurrently with the initial public offering, the following transactions occurred:

•	The conversion of all of the Company’s outstanding Series A convertible preferred stock into 535,715 shares of common stock;

•	The conversion of all of the Company’s outstanding Series B convertible preferred stock into 200,000 shares of common stock;

•	The conversion of all of the Company’s outstanding Series C convertible preferred stock into 3,353,748 shares of common stock;

•	193,107 shares of common stock were issued in payment of all of the dividends accrued on preferred stock through April 9, 2006;

•	All of the €1,374,750 ($1,660,148) principal amount of the Company’s 5% euro denominated convertible subordinated notes was converted into 263,362 shares of common stock;

•	$6.0 million (40%) of the $15.0 million principal amount of the Company’s 6% convertible notes was converted into 857,143 shares of common stock;

On November 24, 2006, the Company issued 100,000 shares of common stock in connection with the acquisition of all of the outstanding capital stock of McLain & Kyne, Ltd.

NOTE 12 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2006, the Company held outstanding forward exchange positions for the purchase of euros, expiring through July 2006, in the amount of $723,700 with a weighted average conversion rate of €1 = $1.2062 as compared to the spot rate at March 31, 2006 of €1 = $1.2076. At March 31, 2007, the Company held outstanding forward exchange positions for the purchase of euros, expiring through June 2007, in the amount of $1,137,824 with a weighted average conversion rate of €1 = $1.3292 as compared to the spot rate at March 31, 2007 of €1 = $1.3335. Gain or loss on foreign transactions, which was de minimus, is included in other income and expense.

NOTE 13 — PROVISION FOR INCOME TAXES

The Company’s income taxes benefit (expense) for the years ended March 31, 2007, 2006 and 2005 consists of federal and state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2007, the Company had federal net operating loss carry forwards of approximately $31,760,000 for U.S. tax purposes, which expire through 2027 and foreign net operating loss carry forwards of approximately $13,290,000 which carry forward without limit of time.

The pre-tax loss, on a financial statement basis, from foreign sources totaled ($4,111,657), ($2,255,627), and ($4,026,096) for the years ended March 31, 2007, 2006, and 2005, respectively.

The Company does not have any undistributed earnings from foreign subsidiaries at March 31, 2007, 2006 and 2005.

The following table reconciles the income tax (benefit) expense and the federal statutory rate of 34%.

	For the years ended March 31,
	2007	2006	2005
	%	%	%
Computed expected tax benefit, at 34%	34.00	34.00	34.00
Increase in valuation allowance	(41.41)	(30.47)	(28.34)
Effect of foreign rate differential	(5.96)	(4.11)	(8.22)
Stock based compensation	8.38%	—	—
Other	(1.91)	(6.54)	(3.44)
State and local taxes, net of federal benefit	6.00	6.00	6.00
Income tax benefit	(0.90)	(1.12)	—

In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the years ended March 31, 2007, 2006 and 2005, the Company recognized $148,147, $148,151 and $0, respectively.

On December 1, 2003, the Company recorded a deferred tax liability of $629,444 as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2007	2006
Deferred income tax asset Foreign currency transactions	$50,000	$66,000
Accounts receivable	35,000	—
Stock based compensation	555,000	—
Amortization of intangibles	312,000	—
Net operating loss carryforwards – U.S.	12,705,000	8,117,000
Net operating loss carryforwards – foreign	1,328,000	917,000
Other	2,000	—
Total gross assets	14,987,000	9,100,000
Less: Valuation allowance	(14,987,000)	(9,100,000)
Net deferred asset	$—	$—
Deferred income tax liability Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in strategic-venture	(1,925,924)	(2,074,071)
Net deferred income tax liability	$(2,555,368)	$(2,703,515)

The Company has recorded a full valuation allowance against its deferred tax assets as it believes it is more likely that such deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2007, 2006 and 2005 was approximately $14,987,000, $9,100,000 and $5,000,000 respectively. The net change in the total valuation allowance for the years ended March 31, 2007, 2006 and 2005 was $5,887,000, $4,100,000 and $3,550,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

NOTE 14 — STOCK OPTIONS AND WARRANTS

A.	Stock Options – In July 2003, the Company implemented the 2003 Stock Incentive Plan (‘‘the Plan’’’) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals who contribute to the Company’s success by their ability, ingenuity and industry knowledge, and to enable such individuals to participate in the long-term success and growth of the Company by giving them an equity interest in the Company. There are 2,000,000 common shares reserved and available for distribution under the Plan, of which 705,875 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four or five year period and expire ten years after the grant date.

Prior to April 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, had not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the year ended March 31, 2007 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation ; and 2) amortization related to all stock option awards granted on or subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated annually and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s stock option plan had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123R, the Company’s pro forma net loss and pro forma basic and diluted net loss per common share would have been as follows:

	For the years ended March 31,
	2006	2005
Net loss attributable to common stockholders, as reported	$(14,680,246)	$(13,779,667)
Stock-based compensation expense determined under fair value method	(354,556)	(370,068)
Pro forma net loss attributable to common stockholders	$(15,034,802)	$(14,149,735)
Loss per share: Basic and diluted – as reported	$(4.73)	$(4.44)
Basic and diluted – pro forma	$(4.84)	$(4.55)

As a result of the adoption of SFAS 123R, incremental compensation expense for the year ended March 31, 2007 amounted to $1,388,178, of which $390,931 is included in selling expense and $997,247 is included in general and administrative expense in the accompanying consolidated statements of operations. At March 31, 2007 total unrecognized compensation cost amounted to approximately $2,677,765, representing 720,500 unvested options. There were no options exercised under the share-based payment arrangements for the year ended March 31, 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as the Company does not have enough history trading as a public company to calculate its own stock price volatility. The expected term and vesting of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. SFAS 123R also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.

A summary of the options outstanding under the stock option plan is as follows:

	Year ended March 31,
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	888,500	$6.82	745,500	$6.47	563,000	$6.00
Granted	713,125	7.44	190,000	8.00	279,500	7.26
Forfeited	(307,500)	6.70	(47,000)	6.00	(97,000)	6.00
Outstanding at end of period	1,294,125	7.19	888,500	6.82	745,500	6.47
Options exercisable at period end	573,625	$7.07	301,767	$6.40	174,533	$6.36
Weighted average fair value of options granted during the period		$5.02		$3.05		$2.69

The following table represents information relating to stock options outstanding at March 31, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price	Aggregate Intrinsic value
$5.00 – $6.00	465,500	7.01	296,500	$5.98	$275,745
$6.01 – $7.00	81,000	9.85	—	6.07	—
$7.01 – $8.00	547,000	8.47	181,500	7.73	—
$8.01 – $9.00	200,625	9.29	95,625	9.00	—
	1,294,125		573,625		$275,745

As of March 31, 2007, the total stock options outstanding were 1,294,125. The weighted average exercise price of these options was $7.19. Total stock options exercisable as of March 31, 2007 were 573,625. The weighted average remaining life of the options outstanding and exercisable was 8.15 and 7.78, respectively. The weighted average exercise price of these options was $7.07.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	March 31, 2007	March 31, 2006	March 31, 2005
Risk-free interest rate	4.61%	4.41%	4.42%
Expected options life in years	7.00	7.00	6.79
Expected stock price volatility	66%	25%	25%
Expected dividend yield	0%	0%	0%

The following summarizes the activity of the Company’s stock options that have not vested for the years ended March 31, 2007, 2006 and 2005:

	Shares	Weighted Average Exercise Price
Nonvested at April 1, 2004	563,000	$6.00
Granted	279,500	7.26
Canceled or expired	(97,000)	6.00
Vested	(174,533)	6.36
Nonvested at March 31, 2005	570,967	6.50
Granted	190,000	8.00
Canceled or expired	(47,000)	6.00
Vested	(127,234)	6.45
Nonvested at March 31, 2006	586,733	7.04
Granted	713,125	7.44
Canceled or expired	(307,500)	6.70
Vested	(271,858)	7.81
Nonvested at March 31, 2007	720,500	$7.21

As of March 31, 2007, there was $2,677,765 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 4.20 years. The total fair value of shares vested during the years ended March 31, 2007, 2006 and 2005 was $1,154,377, $354,556 and $370,068, respectively.

Since no options were exercised, the Company did not recognize any tax benefit for the years ended March 31, 2007, 2006 and 2005.

B.	Stock Warrants – The Company has entered into various warrant agreements.

Common Stock Warrant Issued to the Financing Agent

On August 29, 2002, in connection with a revolving credit facility, the Company granted to the lender, Keltic Financial Partners, LP (‘‘Keltic’’), a warrant to acquire 100,000 shares of the Company’s common stock at an exercise price of $6.00. The warrant is subject to anti-dilution provisions, upon the occurrence of certain events such as stock splits and stock dividends, vests immediately and is exercisable through September 1, 2014. The warrant is exercisable at any time and includes a cashless exercise provision. The Company was not obligated to register the warrant or the underlying shares, except to the extent that, if the Company elected to file a registration statement, Keltic could have the shares underlying its warrant included in that registration statement and the Company would assume all registration costs and other expenses in connection with such registration. The Company filed such registration statement on May 31, 2007, and Keltic elected to have the shares underlying its warrant included in such registration statement.

From the date of issuance through September 27, 2005, when the warrant was amended, the warrant contained a put option right based on the intrinsic value of the warrants exercised that could be exercised by the holder at any time commencing as of September 2006 and ending on the warrant expiration date.

The $282,295 fair value assigned to the warrant was recorded as a financing cost reduction in the value assigned to the loan’s credit facility (debt discount amount). Such amount was to be recognized over the three-year life of the credit facility as additional interest expense. The Company has recorded interest expense for the year ended March 31, 2005 of $133,307. The credit facility was closed in June 2004 and the unaccreted balance recognized as additional interest expense at that time.

The Company accounted for the warrant and the put option rights as a compound financial instrument in the consolidated financial statements at fair value following the guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument are recognized in earnings for each reporting period. For the years ended March 31, 2007, 2006 and 2005, the Company recorded a (credit)/charge for the change in the value of the compound financial instrument of ($117,921), ($15,828) and $76,825, respectively. The Company recorded a (credit) of ($18,752) as of September 30, 2005 to reflect the change in fair value of the compound instrument as a result of the amendment discussed below.

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

The Company accounted for the warrant and the registration rights penalty as a derivative following the guidance of EITF 00-19. The Company has concluded that the amendment to the warrant agreement obligating the Company to issue registered shares by the stated dates is dependent both on the Commission’s acceptance of the Company’s registration and on the underwriters’ ability to successfully market the shares. Since these factors are beyond the control of the Company, it has accounted for the instrument as if it would be required to be net-cash settled.

The Company applied EITF 05-04, View A, concluding that the registration rights are inseparable from the underlying warrant and should be accounted for together as a unit (the delivery of unregistered shares, plus the cash penalty, in exchange for the exercise price) and recorded as a liability at fair value at each reporting date with changes in fair value reported in earnings.

The Company has reflected the fair value of the combined instrument at March 31, 2007 and 2006 included in the balance sheet caption accrued expenses, put warrants payable and derivative instrument of approximately $189,000 and $307,000, respectively.

Common Stock Warrants Issued to Senior Note Holders

In connection with the issuance of the senior notes in November 2006, the Company entered into a warrant agreement to grant the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at relative fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount will be recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For the years ended March 31, 2007, 2006 and 2005, the Company recorded $127,014, $28,081 and $30,668 of additional senior note accretion as additional interest expense.

Common Stock Warrants Issued to Financial Advisor

In July 2005, the Company granted to a financial advisor warrants to purchase up to 100,000 shares of common stock at $8.00 per share. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon the completion of the initial public offering in April 2006. The Company fair valued the warrant at $283,727 and recorded a charge upon vesting. The charge is included in interest expense on the accompanying consolidated statements of operations.

The following is a summary of the company’s outstanding warrants:

	Warrants	Weighted Average Exercise Price Per Warrant
Warrants outstanding, April 1, 2004	207,118	7.03
Granted	183,375	8.00
Exercised	—	—
Forfeited	—	—
Warrants outstanding, March 31, 2005	390,493	7.49
Granted	208,125	8.00
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, March 31, 2006	598,618	$7.67
Granted	213,600	8.00
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, March 31, 2007	812,218	$7.75

NOTE 15 — RELATED PARTY TRANSACTIONS

A.	The Company is operating under an agreement with MHW, Ltd. (‘‘MHW’’) whereby MHW acts as the Company’s agent in the distribution of its products across the United States. MHW’s president also serves as a director of the Company and has a de minimis indirect ownership interest in the Company. In addition, MHW has a 10% ownership interest in the Celtic Crossing brand, one of the Company’s products, in the United States and its territories, Canada, Mexico, and the Caribbean.

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

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the years ended March 31, 2007, 2006 and 2005, aggregate charges recorded for all services provided were approximately $268,826, $227,303, and $121,393, respectively, which have been included in general and administrative expenses on the accompanying consolidated statements of operations.

B.	The Company had transactions with Knappogue Corp., a shareholder in the Company. Knappogue Corp. is controlled by the Company’s CEO and his family. The transactions primarily involved rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes including Company meetings and to entertain customers. For the years ended March 31, 2007, 2006 and 2005, fees incurred by the Company to Knappogue Corp. amounted to $21,000, $15,018 and $18,620 respectively. These charges have been included in selling expense in the accompanying consolidated statements of operations.

C.	In April 2004, the Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the

Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provides for a monthly retainer to BPW, Ltd. of $3,500, a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company’s management. This contract is cancelable by either party, at their convenience, upon 30 days written notice. For the years ended March 31, 2007 , 2006 and 2005, BPW, Ltd. was paid $61,978, $63,364 and $41,802, respectively, under this contract. These charges have been included in general and administrative expense on the accompanying consolidated statements of operations.

D.	For the years ended March 31, 2007, 2006 and 2005, the Company purchased goods and services from Terra Manufacturing Limited (‘‘Terra’’) and Carbery Milk Products Limited (‘‘Carbery’’) of approximately $3,301,943, $2,738,678 and $2,501,600, respectively. The Company had assumed the underlying supplier agreements with Terra and Carbery from CB-Ireland. Terra’s affiliate, Tanis Investments, and Carbery are both shareholders in the Company. As of March 31, 2007 and 2006, the Company was indebted to these two affiliates in the amount of approximately $668,097 and $367,678 respectively, which is included in due to stockholders and affiliates on the accompanying consolidated balance sheet.

E.	For the years ended March 31, 2007, 2006 and 2005, the Company made royalty payments of approximately $39,742, $36,228 and $37,500, respectively, for use of a patent, to an entity that is owned by two stockholders in the Company. These charges have been included in other expense on the accompanying consolidated statements of operations. The royalty agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($120,015) for the duration of the licensing period, which expires on December 1, 2008.

F.	In February and August 2005, the Company executed agreements with the two Co-Managing Directors of CB Ireland whereby, effective March 11, 2005 and December 1, 2005, respectively, each individual resigned his position in CB Ireland in exchange for a consultancy agreement consisting of fifteen monthly payments totaling €196,875, plus Value Added Tax (‘‘VAT’’). The balance due, net of payments made, was $0 and $256,925 at March 31, 2007 and 2006, respectively. In addition, under the terms of these agreements, the stock options of these individuals were deemed to have accrued two years’ vesting at the end of the consultancy period, the exercise period for their stock options was extended to December 1, 2008, and the Company agreed to pay off the outstanding balance of their 5% Convertible Subordinated Notes, each dated December 1, 2003, and each in the amount of €465,550 and their Subordinated Note, each dated December 1, 2003, and each in the amount of €133,323 at the earlier of one month following the completion of the Company’s initial public offering or in four quarterly installments beginning January 1, 2006. The Company paid the outstanding balance on each of these subordinated notes in the amount of $159,961 on April 19, 2006. The Company also reimbursed these individuals the legal fees incurred in connection with their consultancy agreements in the amounts of €8,000 and €5,000, respectively, plus VAT. For the years ended March 31, 2007, 2006 and 2005, the Company made payments of $257,575, $261,567 and $20,000, respectively pursuant to these agreements. These charges have been included in general and administrative expense on the accompanying consolidated statements of operations. In September 2005, the Company consented to the sale of the 5% Convertible Notes held by the two Co-Managing Directors of CB Ireland and shares of common stock held by one of the Co-Managing Directors to third parties.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (‘‘Irish Distillers’’), which provides for the production of Irish whiskeys for the Company through 2014, subject to automatic five year extensions thereafter. Under this agreement, the

Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current year and contracts to purchase that amount. For the calendar year ended December 31, 2007, the Company has contracted to purchase approximately €566,349 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement Irish Distillers has the right to limit additional purchases above the commitment amount.

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

Under this agreement, Castle Brands is permitted to import Pallini Limoncello and its flavor extensions at a set price, updated annually, and is obligated to set aside a portion of the gross margin toward a marketing fund for Pallini. The agreement also encompasses the hiring of a Pallini Brand Manager at Castle Brands with Pallini reimbursing the costs of this position up to a stipulated annual amount. These reimbursements are included in the accompanying consolidated financial statements as a reduction in selling expense.

D.	In September 2004, CB-USA entered into an exclusive distribution agreement with Gosling’s Export (Bermuda) Limited (‘‘GXB’’) to be the sole and exclusive importer of Gosling’s rum brands within the United States. Under this agreement, CB-USA will receive a net sales commission on each case sold. In February 2005, GXB sold its interest in the distribution agreement to Gosling-Castle Partners Inc.

CB-USA will receive a stipulated commission per case, subject to adjustment, provided certain case sales are achieved, for all sales in calendar years under the distribution agreement. The sales commission is net of agreed reimbursements, including taxes and payments to the marketing affiliate, GCP. This distribution agreement is for fifteen years, subject to extension.

E.	The Company subleases office space in Dublin, Ireland and New York, NY and leases office space in Houston, TX and Louisville, KY. The Dublin office lease commenced on June 1, 2004 and extends through February 28, 2009. Rent is payable quarterly in advance. The New York City lease commenced on August 15, 2004 and extends through March 30, 2008. The Houston lease commenced on February 24, 2000 and extends through March 31, 2008. The Louisville lease commenced June 1, 2004, became effective for the Company concurrent with the acquisition of McLain & Kyne, Ltd., and expires May 31, 2009. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments are as follows:

For the years ending March 31,	Amount
2008	$322,353
2009	5,265
Total	$327,618

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $410,551, $368,065 and $290,000 for the years ended March 31, 2007, 2006 and 2005, respectively, and is included in general and administrative expense on the accompanying consolidated statements of operations.

F.	Pursuant to the distribution agreement signed in March 1998 between the Company and Gaelic, which was amended and restated in April 2001, the Company, which currently owns 60% of the Celtic Crossing trademark in the United States, has the option to purchase 70% of the trademark outside the United States from Gaelic at a specified price adjusted by interim, annual changes in the Irish Consumer Price Index.

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

G.	Pursuant to a composite inter-company guarantee in the amount of €860,000 ($1,146,810) completed in February 2005 between the Company, Castle Brands Spirits Company Limited and Castle Brands Spirits (GB) Limited, the Company has guaranteed the loans from Ulster Bank to the Company’s European subsidiaries.

H.	The Company is subject to strict federal and state government regulations associated with the marketing, import, warehouse, transport, and distributions of spirits.

I.	On February 12, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, one of its directors, which enables the Company to borrow up to $5.0 million. Upon entering into the credit agreement, the Company paid the lender a facility fee of $150,000. We never made any borrowings under this facility. The facility was terminated pursuant to its terms following the closing of our May 2007 private placement of common stock.

Upon entering into the credit agreement, the Company paid the lender a facility fee of $150,000.

NOTE 17 — CONCENTRATIONS

A.	Credit Risk – The Company maintains its cash balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of March 31, 2007 and 2006, the Company exceeded the insured limit by approximately $6,400,000 and $1,300,000, respectively. Management believes the Company is not exposed to any significant credit risk because the institutions are international money center banking institutions with strong financial positions.

B.	Suppliers – The Company has entered into a supplier agreement with Irish Distillers, Ltd., which provides for the production of single malt, blended and grain Irish whiskeys for the Company through 2015, with automatic renewal thereafter for successive five (5) calendar year renewal terms.

The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

The Company has entered into a distribution agreement with ILAR, SPA (‘‘ILAR’’), an international supplier, to be the sole-producer of the Pallini premium Italian, expiring December 31, 2009, subject to a three or five year renewal, depending on case purchase.

The Company has entered into a distribution agreement with Gosling’s Export (Bermuda) limited, an international supplier, to be the sole-producer of the Gosling’s family of rum products for 15 years.

The Company has entered into a supplier agreement with Carbery Milk Products Limited, an international supplier, which provides for the production of the Company’s vodka and cream products through December 31, 2008.

The Company has entered into a bottling and services agreement with Terra Limited which provides for the bottling of the Company’s vodka, whiskey and cream products through February 28, 2009.

C.	Customers – Sales to one customer accounted for approximately 21.2% of the Company’s revenues for the year ended March 31, 2007 and approximately 20.9% of accounts receivable at March 31, 2007.

NOTE 18 —	GOSLING-CASTLE PARTNERS INC. EXPORT AGREEMENT WITH GOSLING’S EXPORT (BERMUDA) LIMITED

In February 2005, Gosling-Castle Partners Inc. secured the GXB global distribution rights under an Export Agreement (the ‘‘Agreement’’) with GXB. This agreement called for GCP to pay $2,500,000 to GXB for the assignment of its global distribution rights in four equal installments at April 1, 2005, October 1, 2005, April 1, 2006 and October 1, 2006. All payments have been made in full as of March 31, 2007.

NOTE 19 — GEOGRAPHIC INFORMATION

The Company operates in one business – premium branded spirits. The Company’s product categories are vodka, rum, liqueurs, and whiskey. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in foreign countries. The following table sets forth the percentage of consolidated revenue from continuing operations and consolidated assets from foreign countries.

	For the years ended March 31,
	2007		2006		2005
Consolidated Revenue:
International	$8,478,474	33.7%	$7,879,070	37.3%	$5,891,000	46.7%
United States	16,685,564	66.3%	13,270,565	62.7%	6,726,863	53.3%
Total Consolidated Revenue	$25,164,038	100%	$21,149,635	100%	$12,617,863	100%
Consolidated Depreciation and Amortization
International	$72,311	7.2%	$74,874	8.3%	$90,326	27.9%
United States	928,577	92.8%	832,535	91.7%	233,159	72.1%
Total Consolidated Depreciation and Amortization	$1,000,888	100%	$907,409	100%	$323,485	100%
Income Tax Benefit
United States	148,147	100%	$148,151	100%	—	0%
Vodka	$8,802,691	35.0%	$7,787,351	36.8%	$6,984,010	55.4%
Rum	7,479,252	29.7%	5,798,258	27.4%	827,504	6.6%
Liqueurs	5,027,252	20.0%	4,301,351	20.3%	2,063,630	16.4%
Whiskey	3,657,178	14.5%	3,021,435	14.3%	2,742,719	21.6%
Other*	197,665	0.8%	241,240	1.2%	—	—%
Total Consolidated Revenue	$25,164,038	100%	$21,149,635	100.0%	$12,617,863	100.0%
Consolidated Assets:
International	$5,966,448	10.9%	$4,488,329	10.3%
United States	48,559,894	89.1%	39,155,881	89.7%
Total Consolidated Assets	$54,526,342	100.0%	$43,644,210	100.0%

*	Includes related food products.

NOTE 20 — SUBSEQUENT EVENTS

Unregistered Sales of Equity Securities – On April 18, 2007, the Company entered into a Securities Purchase Agreement (the ‘‘Securities Purchase Agreement’’) with selected investors (each an ‘‘Investor’’ and collectively, the ‘‘Investors’’). Pursuant to the terms of the Securities Purchase Agreement, the Company has sold in a private placement a total of 3,520,035 shares of its common stock, (the ‘‘Common Stock’’), for aggregate gross proceeds of $21,014,609. The transaction closed on May 9, 2007. The Investors included, among others, Frederick M. R. Smith and Phillip Frost, MD, each a director of the Company, and CNF Investments II, LLC, of which Robert J. Flanagan, a director of the Company, is a manager.

As part of the transaction, investors received warrants to purchase approximately 1,408,014 additional shares at an exercise price of $6.57 per share (the ‘‘Warrants’’). The Warrants will remain exercisable for a period of five years from the closing of the offering. The Warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.

Pursuant to the Securities Purchase Agreement, the Company and the Investors have made representations and warranties regarding matters that are customarily included in financings of this nature. Subject to time-related conditions or qualifications, such representations and warranties shall survive the closing. The Securities Purchase Agreement also contains indemnification agreements among the parties in the event of certain liabilities.

Registration Rights Agreement – On April 18, 2007, the Company entered into a Registration Rights Agreement (the ‘‘Registration Rights Agreement’’) with the Investors. Pursuant to the Registration Rights Agreement, the Company has agreed to register the resale of the shares of Common Stock sold to the Investors pursuant to the Securities Purchase Agreement, including the shares issuable upon exercise of the Warrants. The Company has agreed to file with the SEC a registration statement with respect to this registration within 30 days after closing. The Company filed such registration statement on May 31, 2007, within this 30 day timeframe. If certain of its obligations under the Registration Rights Agreement are not met, the Company has agreed to make pro-rata liquidated damages payments to each Investor.

Litigation – Our subsidiary, Castle Brands Spirits Company Limited, is the holder of a trademark registration for the mark ‘‘BORU’’ with the United States Patent and Trademark Office. On May 9, 2007, Distillerie Stock U.S.A. Ltd. filed a Petition for Cancellation with the United States Patent and Trademark Office for the cancellation of the trademark registration for BORU on several grounds, including potential confusion between BORU and its existing registered trademark ‘‘BORA’’. We have various defenses on the merits as well as procedural defenses which we expect to file in a timely manner against Distillerie Stock’s claims. We intend to vigorously pursue these defenses as appropriate. Currently, the matter is pending at the United States Patent and Trademark Office before the Trademark Trial and Appeal Board. While matters before the Trademark Trial and Appeal Board cannot result in monetary damages or directly affect the right to use a trademark, they can result in the cancellation of a trademark registration. Thus, it is possible this matter could result in the cancellation of our trademark registration for BORU in the United States. As a result, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us, resulting in material liability to our operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, President and Chief Operating Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Section 404 compliance project.

Beginning with our fiscal year ending March 31, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) at March 31, 2009, a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management will engage outside consultants and adopt a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the fourth quarter of fiscal year ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2007.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)     The following documents are filed as part of this Report:

1.	Financial Statements – See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 49 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules – See Financial Statement Schedule at Item 15(c) on page 87 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

3.	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

(b)

Exhibit Number	Exhibit
2.1	Agreement of Merger and Acquisitions, dated as of July 31, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)
2.2	Amendment to Agreement of Merger and Acquisitions, dated as of October 1, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Form of Amended and Restated Bylaws of the Company(1)
4.1	Form of Common Stock Certificate(1)
4.2	Shareholders Agreement, dated as of December 1, 2003, by and among GSRWB, Inc. and the holders of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and the Common Stockholders(1)
10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)
10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)
10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(1)(2)
10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(1)
10.5	Stockholders Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto.(1)
10.6	Promissory Note, dated February 18, 2005, issued by Castle Brands Inc. in favor of Gosling-Castle Partners Inc.(1)

Exhibit Number		Exhibit
10.7		Agreement, dated as of August 27, 2004, between I.L.A.R. S.p.A. and Castle Brands (USA) Corp.(1)(2)
10.8		Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)(2)
10.9		Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)
10.10		Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(1)
10.11		Bottling and Services Agreement, dated as of September 1, 2002, by and between Terra Limited and The Roaring Water Bay Spirits Company Limited(1)(2)
10.12		Amendment to Bottling and Services Agreement, dated as of March 1, 2005, by and between Terra Limited and Castle Brands Spirit Company Limited(1)
10.13		Amended and Restated Convertible Note Purchase Agreement, dated as of August 16, 2005, by and between Castle Brands Inc., Mellon HBV SPV LLC and Black River Global Credit Fund Ltd.(1)
10.14		Amended and Restated Convertible Promissory Note, dated March 1, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)
10.15		Amended and Restated Convertible Promissory Note, dated June 27, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)
10.16		Convertible Promissory Note, dated August 16, 2005, issued by Castle Brands Inc. in favor of Black River Global Credit Fund Ltd.(1)
10.17		License Agreement, dated December 1, 2003, between The Roaring Water Bay (Research and Development) Company Limited and GSRWB, Inc.(1)
10.18		Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and Mark Andrews(1)
10.19		Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)
10.20		Employment Agreement, dated as of May 2, 2005 by and between Castle Brands Inc. and Keith A. Bellinger(1)
10.21		Summary of employment agreement with Matthew F. MacFarlane(1)
10.22		Non-Competition Deed, dated December 1, 2003, between GSRWB, Inc. and David Phelan(1)
10.23		Letter Agreement, dated August 4, 2005, between Castle Brands Inc. and David Phelan(1)
10	.23.1	Amendment, dated October 17, 2005, to the Letter Agreement, dated August 4, 2005, between Castle Brands Inc. and David Phelan.(1)
10.24		Letter Agreement, dated February 15, 2005, between Castle Brands Inc. and Patrick Rigney(1)

Exhibit Number	Exhibit
10.25	Letter Consulting Agreement, dated August 4, 2005, between Castle Brands Inc. and David Phelan(1)
10.26	Letter Consulting Agreement, dated August 2, 2005, between Castle Brands Inc. and Patrick Rigney(1)
10.27	Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and The Roaring Water Bay Spirits Company Limited(1)(2)
10.28	Amendment and Consent, dated March 1, 2003, to Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and Castle Brands Inc.(1)(2)
10.29	Castle Brands Inc. 2003 Stock Incentive Plan, as amended(1)
10.30	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan(1)
10.31	Letter Agreement, dated as of December 1, 2004, between MHW, Ltd. and Castle Brands (USA) Corp.(1)
10.32	Sublease, dated as of June 24, 2004,by and between Silvercrest Asset Management Group, LLC, as successor in interest to James C. Edwards & Co., Inc. and Castle Brands (USA) Corp.(1)
10.33	Indenture of Sublease, dated June 2004, by and between Jennifer Dunne and Castle Brand Spirits Company Limited(1)
10.34	Office Lease, dated as of February 24, 2000, by and between Great Spirits Company LLC and Crescent HC Investors L.P.(1)
10.35	First Amendment to Office Lease, dated March 14, 2001 (1)
10.36	Second Amendment to Office Lease, dated January 30, 2002 (1)
10.37	Third Amendment to Office Lease, dated March 28, 2003 (1)
10.38	Fourth Amendment to Office Lease, dated March 23, 2004 (1)
10.39	Fifth Amendment to Office Lease, dated June 21, 2005 (1)
10.40	First Supplemental Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)
10.41	First Amended and Restated Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA)Corp., JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)
10.42	9% Secured Note dated August 15, 2005 issued by Castle Brand (USA) Corp. in favor of JPMorgan Chase Bank, as trustee(1)
10.43	General Security Agreement, dated as of June 1, 2004, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.44	First Amendment to General Security Agreement, dated as of August 15, 2005, by and between Castle Brands (USA)Corp. and JPMorgan Chase Bank, as trustee(1)
10.45	Guaranty of Payment and Performance, dated June 1, 2004, from Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)

Exhibit Number	Exhibit
10.46	First Amendment to Guarantee of Payment and Performance, dated as of August 15, 2005, by and between Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)
10.47	Collateral Agreement, dated as of June 1, 2004, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.48	First Amendment to Collateral Agreement, dated as of August 15, 2005, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.49	Credit Facility Agreement, dated as of December 16, 2004, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)
10.50	Accounts Receivable Credit Facility Agreement, dated as of April 4, 2005, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)
10.51	Contract, dated as of April 1, 2005,by and between Castle Brands Inc. and BPW LLC(1)
10.52	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP(1)
10.53	Distribution Agreement by and between The Roaring Water Bay Spirits Company Limited and Comans Wholesale Limited dated as of September 15, 2000(1)
10.54	Form of Indemnification Agreement to be entered into with directors(1)
10.55	Agreement, dated October 26, 2000, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company Limited(1)
10.56	Agreement, dated May 2, 2003, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company (GB) Limited(1)
10.57	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and Seth B. Weinberg(1)
10.58	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and John Soden(1)
10.59	Credit Agreement, dated February 17, 2006, by and between Castle Brands Inc. and Frost Nevada Investments Trust(1)
10.60	9% Promissory Note, dated February 17, 2006, issued by Castle Brands Inc. in favor of Frost Nevada Investments Trust(1)
10.61	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849), filed with the Securities and Exchange Commission on June 16, 2006)
10.62	Employment Agreement, dated July 1, 2006, between Castle Brands Inc. and Constantine Constandis (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on July 5, 2006).
10.63	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 16, 2006).

Exhibit Number	Exhibit
10.64	9% Senior Note of Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.64 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on November 14, 2006).
10.65	Form of Warrant (incorporated herein by reference to Exhibit 10.65 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on November 14, 2006).
10.66	Employment Agreement, dated December 5, 2006, by and between Castle Brands Inc. and Herbert Roberts (incorporated herein by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.67	Credit Agreement, dated as of February 12, 2007, by and among Castle Brands Inc. and Frost Nevada Investments Trust (incorporated herein by reference to Exhibit 10.67 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.68	Promissory Note, dated February 12, 2007, made by Castle Brands Inc. in favor of Frost Nevada Investments Trust . (incorporated herein by reference to Exhibit 10.68 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.69	Separation Agreement, dated March 20, 2007, between Castle Brands Inc. and Herbert Roberts (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on March 20, 2007).
10.70	Employment Agreement, dated March 20, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on March 20, 2007).
10.71	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
10.72	Form of Registrations Rights Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
10.73	Form of Warrant to be issued by Castle Brands Inc. to the investors in connection with the April, 2007 private offering (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the Signature Page of the Registration Statement)
31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.1	Certification of CEO and CFO Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Castle Brands Inc. Code of Business Conduct(1)

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006.
(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

(c)

Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2007 Allowance for doubtful accounts	$395	108	151	$352
2006 Allowance for doubtful accounts	$81	314	—	$395
2005 Allowance for doubtful accounts	58	64	41	81
Inventory:
2007 Allowance for excess and obsolescence	$261	—	—	$261
2006 Allowance for excess and obsolescence	$164	97	—	$261
2005 Allowance for excess and obsolescence	90	74	—	164
Deferred Taxes:
2007 Valuation reserve	$9,100	6,857	—	$15,957
2006 Valuation reserve	$5,000	4,100	—	$9,100
2005 Valuation reserve	1,450	3,550	—	5,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2007.

CASTLE BRANDS INC.
By:	/s/ Mark Andrews
Mark Andrews Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints each of Mark Andrews, Keith Bellinger and Seth Weinberg, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Andrews	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 29, 2007

Mark Andrews

/s/ Keith A. Bellinger	President and Chief Operating Officer (Principal Financial Officer)	June 29, 2007

Keith A. Bellinger

/s/ Alfred J. Small	Vice President – Controller	June 29, 2007

Alfred J. Small

/s/ John F. Beaudette	Director	June 29, 2007

John F. Beaudette

/s/ Robert J. Flanagan	Director	June 29, 2007

Robert J. Flanagan

/s/ Colm Leen	Director	June 29, 2007

Colm Leen

/s/ Phillip Frost, M.D.	Director	June 29, 2007

Phillip Frost, M.D.

/s/ Richard Morrison	Director	June 29, 2007

Richard Morrison

/s/ Frederick M.R. Smith	Director	June 29, 2007

Frederick M.R. Smith

/s/ Kevin P. Tighe	Director	June 29, 2007

Kevin P. Tighe

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Agreement of Merger and Acquisitions, dated as of July 31, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)
2.2	Amendment to Agreement of Merger and Acquisitions, dated as of October 1, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Form of Amended and Restated Bylaws of the Company(1)
4.1	Form of Common Stock Certificate(1)
4.2	Shareholders Agreement, dated as of December 1, 2003, by and among GSRWB, Inc. and the holders of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and the Common Stockholders(1)
10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)
10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)
10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(1)(2)
10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(1)
10.5	Stockholders Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto.(1)
10.6	Promissory Note, dated February 18, 2005, issued by Castle Brands Inc. in favor of Gosling-Castle Partners Inc.(1)
10.7	Agreement, dated as of August 27, 2004, between I.L.A.R. S.p.A. and Castle Brands (USA) Corp.(1)(2)
10.8	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)(2)
10.9	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)
10.10	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(1)
10.11	Bottling and Services Agreement, dated as of September 1, 2002, by and between Terra Limited and The Roaring Water Bay Spirits Company Limited(1)(2)

Exhibit Number		Exhibit
10.12		Amendment to Bottling and Services Agreement, dated as of March 1, 2005, by and between Terra Limited and Castle Brands Spirit Company Limited(1)
10.13		Amended and Restated Convertible Note Purchase Agreement, dated as of August 16, 2005, by and between Castle Brands Inc., Mellon HBV SPV LLC and Black River Global Credit Fund Ltd.(1)
10.14		Amended and Restated Convertible Promissory Note, dated March 1, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)
10.15		Amended and Restated Convertible Promissory Note, dated June 27, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)
10.16		Convertible Promissory Note, dated August 16, 2005, issued by Castle Brands Inc. in favor of Black River Global Credit Fund Ltd.(1)
10.17		License Agreement, dated December 1, 2003, between The Roaring Water Bay (Research and Development) Company Limited and GSRWB, Inc.(1)
10.18		Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and Mark Andrews(1)
10.19		Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)
10.20		Employment Agreement, dated as of May 2, 2005 by and between Castle Brands Inc. and Keith A. Bellinger(1)
10.21		Summary of employment agreement with Matthew F. MacFarlane(1)
10.22		Non-Competition Deed, dated December 1, 2003, between GSRWB, Inc. and David Phelan(1)
10.23		Letter Agreement, dated August 4, 2005, between Castle Brands Inc. and David Phelan(1)
10	.23.1	Amendment, dated October 17, 2005, to the Letter Agreement, dated August 4, 2005, between Castle Brands Inc. and David Phelan.(1)
10.24		Letter Agreement, dated February 15, 2005, between Castle Brands Inc. and Patrick Rigney(1)
10.25		Letter Consulting Agreement, dated August 4, 2005, between Castle Brands Inc. and David Phelan(1)
10.26		Letter Consulting Agreement, dated August 2, 2005, between Castle Brands Inc. and Patrick Rigney(1)
10.27		Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and The Roaring Water Bay Spirits Company Limited(1)(2)
10.28		Amendment and Consent, dated March 1, 2003, to Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and Castle Brands Inc.(1)(2)
10.29		Castle Brands Inc. 2003 Stock Incentive Plan, as amended(1)
10.30		Amendment to Castle Brands Inc. 2003 Stock Incentive Plan(1)
10.31		Letter Agreement, dated as of December 1, 2004, between MHW, Ltd. and Castle Brands (USA) Corp.(1)

Exhibit Number	Exhibit
10.32	Sublease, dated as of June 24, 2004, by and between Silvercrest Asset Management Group, LLC, as successor in interest to James C. Edwards & Co., Inc. and Castle Brands (USA) Corp.(1)
10.33	Indenture of Sublease, dated June 2004, by and between Jennifer Dunne and Castle Brand Spirits Company Limited(1)
10.34	Office Lease, dated as of February 24, 2000, by and between Great Spirits Company LLC and Crescent HC Investors L.P.(1)
10.35	First Amendment to Office Lease, dated March 14, 2001(1)
10.36	Second Amendment to Office Lease, dated January 30, 2002(1)
10.37	Third Amendment to Office Lease, dated March 28, 2003(1)
10.38	Fourth Amendment to Office Lease, dated March 23, 2004(1)
10.39	Fifth Amendment to Office Lease, dated June 21, 2005(1)
10.40	First Supplemental Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)
10.41	First Amended and Restated Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA)Corp., JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)
10.42	9% Secured Note dated August 15, 2005 issued by Castle Brand (USA) Corp. in favor of JPMorgan Chase Bank, as trustee(1)
10.43	General Security Agreement, dated as of June 1, 2004, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.44	First Amendment to General Security Agreement, dated as of August 15, 2005, by and between Castle Brands (USA)Corp. and JPMorgan Chase Bank, as trustee(1)
10.45	Guaranty of Payment and Performance, dated June 1, 2004, from Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)
10.46	First Amendment to Guarantee of Payment and Performance, dated as of August 15, 2005, by and between Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)
10.47	Collateral Agreement, dated as of June 1, 2004, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.48	First Amendment to Collateral Agreement, dated as of August 15, 2005, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.49	Credit Facility Agreement, dated as of December 16, 2004, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)
10.50	Accounts Receivable Credit Facility Agreement, dated as of April 4, 2005, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)
10.51	Contract, dated as of April 1, 2005,by and between Castle Brands Inc. and BPW LLC(1)
10.52	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP(1)

Exhibit Number	Exhibit
10.53	Distribution Agreement by and between The Roaring Water Bay Spirits Company Limited and Comans Wholesale Limited dated as of September 15, 2000(1)
10.54	Form of Indemnification Agreement to be entered into with directors(1)
10.55	Agreement, dated October 26, 2000, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company Limited(1)
10.56	Agreement, dated May 2, 2003, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company (GB) Limited(1)
10.57	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and Seth B. Weinberg(1)
10.58	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and John Soden(1)
10.59	Credit Agreement, dated February 17, 2006, by and between Castle Brands Inc. and Frost Nevada Investments Trust(1)
10.60	9% Promissory Note, dated February 17, 2006, issued by Castle Brands Inc. in favor of Frost Nevada Investments Trust(1)
10.61	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849), filed with the Securities and Exchange Commission on June 16, 2006)
10.62	Employment Agreement, dated July 1, 2006, between Castle Brands Inc. and Constantine Constandis (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on July 5, 2006).
10.63	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 16, 2006).
10.64	9% Senior Note of Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.64 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on November 14, 2006).
10.65	Form of Warrant (incorporated herein by reference to Exhibit 10.65 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on November 14, 2006).
10.66	Employment Agreement, dated December 5, 2006, by and between Castle Brands Inc. and Herbert Roberts (incorporated herein by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.67	Credit Agreement, dated as of February 12, 2007, by and among Castle Brands Inc. and Frost Nevada Investments Trust (incorporated herein by reference to Exhibit 10.67 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).

Exhibit Number	Exhibit
10.68	Promissory Note, dated February 12, 2007, made by Castle Brands Inc. in favor of Frost Nevada Investments Trust . (incorporated herein by reference to Exhibit 10.68 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.69	Separation Agreement, dated March 20, 2007, between Castle Brands Inc. and Herbert Roberts (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on March 20, 2007).
10.70	Employment Agreement, dated March 20, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on March 20, 2007).
10.71	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
10.72	Form of Registrations Rights Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
10.73	Form of Warrant to be issued by Castle Brands Inc. to the investors in connection with the April, 2007 private offering (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the Signature Page of the Registration Statement)
31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Castle Brands Inc. Code of Business Conduct(1)

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006.
(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.