Form 10-Q
period 2007-06-30
Castle Brands Inc
filed 2007-08-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The Company had 15,629,776 shares of $0.01 par value common stock outstanding at August 10, 2007.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,928,361	$1,004,957
Short-term investments	3,969,494	5,912,464
Accounts receivable – net of allowance for doubtful accounts of $371,379 and $352,458	6,402,067	6,503,449
Due from affiliates	10,436	10,328
Inventories	12,043,532	10,716,983
Prepaid expenses and other current assets	2,272,227	1,585,901
TOTAL CURRENT ASSETS	40,626,117	25,734,082
EQUIPMENT – net	672,000	643,753
OTHER ASSETS
Intangible assets – net of accumulated amortization of $2,454,454 and $2,233,808	13,610,426	13,813,596
Goodwill	13,036,650	13,036,650
Restricted cash	507,920	502,643
Other assets	554,231	795,237
TOTAL ASSETS	$69,007,344	$54,525,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$29,298	$419,308
Accounts payable	5,005,325	5,150,535
Accrued expenses, put warrant payable and derivative instrument	1,984,556	1,987,669
Due to stockholders and affiliates	964,305	1,092,755
TOTAL CURRENT LIABILITIES	7,983,484	8,650,267
LONG TERM LIABILITIES
Senior notes payable	9,428,423	9,354,861
Notes payable and capital leases, less current maturities	9,004,258	9,005,207
Deferred tax liability	2,518,330	2,555,368
	28,934,495	29,565,703
COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTERESTS	1,167,275	1,407,645
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value, 45,000,000 shares authorized; 15,629,776 and 12,109,741 shares issued and outstanding at June 30, and March 31, 2007, respectively	156,298	121,098
Additional paid in capital	103,955,669	84,086,710
Accumulated deficiency	(64,367,141)	(59,962,237)
Accumulated other comprehensive loss	(839,252)	(692,958)
TOTAL STOCKHOLDERS’ EQUITY	38,905,574	23,552,613
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,007,344	$54,525,961

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months Ended June 30,
	2007	2006
Sales, net	$5,624,085	$5,460,405
Cost of sales	3,504,538	3,564,059
Gross profit	2,119,547	1,896,346
Selling expense (Note 1L)	4,237,608	3,542,572
General and administrative expense (Note 1L)	2,060,920	2,235,791
Depreciation and amortization	271,427	234,494
Net operating loss	(4,450,408)	(4,116,511)
Other income	—	1,300
Other expense	(11,167)	(6,308)
Foreign exchange gain	77,326	397,412
Interest expense, net	(487,460)	(422,676)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	(295,368)
Current credit/(charge) on derivative financial instrument	189,397	(2,192)
Income tax benefit	37,038	37,038
Minority interests	240,370	343,359
Net loss	$(4,404,904)	$(4,063,946)
Preferred stock dividends	—	48,238
Net loss attributable to common stockholders	$(4,404,904)	$(4,112,184)
Net loss attributable to common stockholders per common share
Basic	$(0.31)	$(0.36)
Diluted	$(0.31)	$(0.36)
Weighted average shares used in computation
Basic	14,166,391	11,422,725
Diluted	14,166,391	11,422,725

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
BALANCE, MARCH 31, 2007	12,109,741	$121,098	$84,086,710	$(59,962,237)	$(692,958)	$23,552,613
Comprehensive loss
Net loss				(4,404,904)		(4,404,904)
Foreign currency translation adjustment					(146,294)	(146,294)
Total comprehensive loss						(4,551,198)
Issuance of common stock in private placement, net of issuance costs	3,520,035	35,200	19,595,513			19,630,713
Vesting of stock options as compensation			3,258			3,258
Stock-based compensation			270,188			270,188
BALANCE, JUNE 30, 2007	15,629,776	156,298	103,955,669	(64,367,141)	(839,252)	38,905,574

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,404,904)	$(4,063,946)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	271,427	234,494
Minority interest in net loss of consolidated subsidiary	(240,370)	(343,359)
Loss on disposal of fixed assets	1,051	—
Write-off of deferred financing costs	50,226	388,098
Current (credit)/charge on derivative financial instrument	(189,397)	2,192
Deferred tax benefit	(37,038)	(37,038)
Effect of changes in foreign currency rate	(182,842)	(396,302)
Stock-based compensation expense	270,188	494,494
Non-cash interest charge	131,250	283,727
Changes in operations, assets and liabilities
Decrease/(increase) in accounts receivable	135,045	(999,502)
Increase in due from affiliates	—	(38,911)
Increase in inventory	(1,295,609)	(756,663)
Increase in prepaid expenses and supplies	(610,074)	(417,470)
Decrease/(increase) in other assets	136,351	(5,310)
Decrease in accounts payable and accrued expenses	(1,328,186)	(375,185)
Decrease in due to related parties	(135,547)	(335,435)
Total adjustments	(3,023,525)	(2,302,170)
NET CASH USED IN OPERATING ACTIVITIES	(7,428,429)	(6,366,116)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(82,471)	(79,645)
Acquisition of intangible assets	(7,836)	(101,725)
Purchase of short-term investments	—	(25,000,000)
Proceeds from sale of short-term investments	1,942,970	4,602,521
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	1,852,663	(20,578,849)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(4,195,211)	(7,471,519)
Proceeds from notes payable	3,726,624	4,614,913
Payments of obligations under capital leases	(903)	(860)
Issuance of common stock	21,014,609	31,500,000
Payments for costs of stock issuances	(45,950)	(3,085,309)
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,499,169	25,557,225
EFFECTS OF FOREIGN CURRENCY TRANSLATION	1	26
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	14,923,404	(1,387,714)
CASH AND CASH EQUIVALENTS - BEGINNING	1,004,957	1,392,016
CASH AND CASH EQUIVALENTS - ENDING	$15,928,361	$4,302

	Three-months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock, net of fractional shares, by issuance of common stock	$—	$28,447,667
Issuance of common stock in payment of accrued dividends	$—	$1,389,765
Conversion of 5% euro denominated convertible subordinated notes by issuance of common stock	$—	$1,663,173
Conversion of 40% of 6% convertible subordinated notes by issuance of common stock	$—	$6,000,000
Offering costs in connection with private placement	$(1,337,947)	$—
Interest paid	$596,140	$489,396

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles (‘‘GAAP’’) and in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The Condensed Consolidated Balance Sheet as of March 31, 2007 is derived from the March 31, 2007 audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In October 2006, Castle Brands Inc. acquired all of the outstanding capital stock of McLain & Kyne, Ltd. (‘‘McLain & Kyne’’) pursuant to a Stock Purchase Agreement. McLain & Kyne is a Louisville, Kentucky based developer and marketer of three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston.

As used herein, the ‘‘Company’’ refers to Castle Brands Inc. and, where appropriate, it also refers collectively to Castle Brands Inc. and its direct and indirect subsidiaries, including its majority owned GCP subsidiary.

B.	Principles of consolidation – The consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and McLain and Kyne, and its wholly-owned foreign subsidiaries, CB Ireland and CB-UK, and its majority owned subsidiary, Gosling-Castle Partners, Inc. with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

C.	Organization and operations – The Company is principally engaged in the manufacture, marketing and sale of fine spirit brands of vodka, whiskey, rums and liqueurs (the ‘‘products’’) in the United States, Canada, Europe, and the Caribbean.

D.	Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity date at acquisition of three-months or less to be cash and cash equivalents.

E.	Investments – The Company follows Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities, classifying its investments based on the intended holding period. The Company currently classifies its investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Investments consist primarily of auction rate corporate debt, auction rate municipal securities, government bonds, mutual funds and preferred stock that are highly liquid in nature and represent the investment of cash that is available for current operations. Although original maturities of the Company’s auction rate securities are generally longer than one year, the Company has the right to sell these securities each auction date subject to the availability of buyers. Interest rates on these securities reset at every auction date, generally every twenty eight days.

F.	Trade accounts receivable – The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with, and economic status of, the Company’s customers.

G.	Revenue recognition – Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.	Inventories – Inventories, which comprise distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold.

I.	Goodwill and other intangible assets – Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of both June 30, and March 31, 2007, goodwill and other indefinite lived intangible assets that arose from acquisitions were $13.6 million. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed its annual impairment assessment on long-lived assets, including intangible assets and goodwill.

J.	Excise taxes and duty – Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain and then transferred out of ‘‘bond.’’ Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold ‘‘ex warehouse’’ the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. During the three-months ended June 30, 2007 and 2006, the Company’s revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Three-months ended June 30,
	2007	2006
Sales, net	$1,302,990	$1,133,939
Cost of Sales	$1,302,990	$1,133,939

K.	Foreign currency translation – The functional currency for the Company’s foreign operations is the euro in Europe, excluding the United Kingdom, the British pound in the United Kingdom, and the Canadian dollar in Canada. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying consolidated statements of operations.

L.	Stock-based compensation – Incremental compensation expense for the three-months ended June 30, 2007 and 2006 amounted to $270,188 and $494,494, respectively, of which $114,162 and $84,869, respectively, is included in selling expense and $156,026 and $409,625, respectively, is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

M.	Stock warrants – The Company accounted for its warrant and put option rights as a compound financial instrument in the consolidated financial statements at fair value following the guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument are recognized in earnings for each reporting period. For the three-months ended June 30, 2007 and 2006, the Company recorded a (credit)/charge for the change in the value of the compound financial instrument of ($189,397) and $2,192, respectively. The Company recorded a (credit) of ($18,752) as of September 30, 2005 to reflect the change in fair value of the compound instrument as a result of the amendment discussed below.

N.	Advertising – Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $851,801 and $1,066,118 for three-months ended June 30, 2007 and 2006, respectively.

O.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, allowance for doubtful accounts, depreciation, amortization and expense accruals.

P.	Recent accounting pronouncements – In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, Fair Value Measurements, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s consolidated financial statements.

Q.	Reclassifications – Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and contingent conversion of debentures. In computing diluted net loss per share for the three-months ended June 30, 2007 and 2006, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	June 30, 2007	June 30, 2006
Stock options	1,307,625	1,228,500
Stock warrants	2,255,432	598,618
Convertible debentures	1,162,380	1,125,000
Total	4,725,437	2,952,118

NOTE 3 — INVESTMENTS

The following is a summary of available-for-sale securities:

Estimated Fair Value
June 30, 2007
Mutual funds	$969,494
Auction rate corporate debt	2,000,000
Preferred stock	1,000,000
Total	$3,969,494

The cost of the Company’s short-term investments approximates their fair-values.

NOTE 4 — INVENTORIES

	June 30, 2007	March 31, 2007
Raw materials	$1,695,710	$1,501,455
Finished goods	10,347,822	9,215,528
Total	$12,043,532	$10,716,983

As of June 30, and March 31, 2007, 79.7% and 99.1%, respectively, of the raw materials and 12.6% and 13.0%, respectively, of finished goods were located outside of the United States.

Inventories are stated at the lower of weighted average cost or market.

NOTE 5 — INVESTMENTS AND ACQUISITIONS

Acquisition of McLain & Kyne, Ltd.

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, Ltd.pursuant to a Stock Purchase Agreement (the ‘‘Agreement’’). McLain & Kyne is a Louisville, Kentucky-based developer and marketer of three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston. As consideration for the acquisition, the Company has paid $2,000,000, consisting of $1,294,800 in cash and issued 100,000 shares of its common stock, valued at $705,200. The Company will also pay an earn-out to the sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which shall not exceed $4,000,000, will be determined by a calculation based on the gross margin (as defined in the Agreement) recognized by the Company from the sales of McLain & Kyne’s bourbons through March 31, 2011. As a result of the initial purchase price allocation, the Company recorded goodwill of $1,387,220. The purchase price allocation for this acquisition is preliminary since the Company is in the process of determining the fair value of the assets acquired and liabilities assumed and may be revised as additional information becomes available. The preliminary fair values allocated to McLain & Kyne’s net tangible and intangible assets are as follows: current assets of $100,021, inventory of $53,866, intangible assets of $600,000 and current liabilities of $32,692. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. The operating results of the McLain & Kyne business are reflected in the accompanying consolidated financial statements from the date of acquisition and were not material.

The Agreement also provides for, among other things, representations, warranties, indemnities and ‘‘piggyback’’ registration rights for the shares issued.

The following table presents unaudited pro forma information about sales and net loss had the operations of the above described acquisition been combined with the Company’s business as of the first day of the period shown.

Three-Months Ended June 30, 2006
Net sales	$5,612,940
Operating loss	$(4,135,840)
Net loss attributable to common stock holders	$(4,131,513)
Net loss attributable to common stock holders per common share
Basic	$(0.36)
Diluted	$(0.36)
Weighted average shares:
Basic	11,422,725
Diluted	11,422,725

In management’s opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the above acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under the Company’s management.

Investment in Gosling-Castle Partners Inc.

In February 2005, the Company entered into a stock subscription agreement for 60% of the stock of Gosling Partners, Inc., whose name was subsequently changed to Gosling-Castle Partners Inc.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2007	March 31, 2007
Definite life brands	$306,822	$308,909
Trademarks	427,785	408,222
Rights	9,036,793	9,036,793
Patents	825,000	825,000
Distribution relationships	416,000	416,000
Supply relationships	732,000	732,000
Other	28,480	28,480
	11,772,880	11,755,404
Less: accumulated amortization	2,454,454	2,233,808
Net	9,318,426	9,521,596
Other identifiable intangible assets – indefinite life Trade names and formulations	4,292,000	4,292,000
	$13,610,426	$13,813,596

Accumulated amortization consists of the following:

	June 30, 2007	March 31, 2007
Brands	$224,729	$230,992
Trademarks	43,885	25,790
Rights	1,353,657	1,220,093
Patents	197,083	183,333
Distribution relationship	372,800	329,600
Supply relationship	262,300	244,000
Accumulated amortization	$2,454,454	$2,233,808

Amortization expense for the three-months ended June 30, 2007 and 2006 totaled $215,242 and $198,048, respectively.

On September 1, 2006, the Company delivered notice to a certain distributor that it was terminating its distribution agreement. As a result of the delivery of the notice, the distribution agreement will terminate, as provided for by its terms, as of September 15, 2007. The Company has adjusted the estimated useful life of the underlying intangible asset to agree to the termination date.

Estimated aggregate amortization expense for each of the five succeeding years is as follows:

For the years ending June 30,	Amount
2008	$907,681
2009	789,346
2010	733,879
2011	733,879
2012	691,622
Total	$3,856,407

NOTE 7 — RESTRICTED CASH

In connection with the credit facilities listed in Note 9, personal guarantees of the two former managing directors of CB Ireland and CB-UK in the amount of €158,717 were cancelled and replaced with a deposit of cash collateral of €300,000, or $404,250 (as translated at the exchange rate in effect on June 30, 2007). The Company has cash collateral on deposit for creditors insurance in Ireland of €376,935, or $507,920 (as translated at the exchange rate in effect on June 30, 2007).

NOTE 8 — OVERDRAFT ACCOUNTS

CB Ireland and CB-UK maintain overdraft coverage with a financial institution in Ireland of up to €400,000 ($539,000) and £20,000 ($40,078), respectively. Overdraft balances included in notes payable totaled $16,259 and $380,334 at June 30, and March 31, 2007, respectively.

NOTE 9 — SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASE

	June 30, 2007	March 31, 2007
Notes payable consist of the following:
Revolving credit facilities	$25,570	$407,261
Revolving credit facilities	—	8,363
Senior notes	9,428,423	9,354,861
Subordinated convertible notes	9,000,000	9,000,000
	18,453,993	18,770,485
Capital leases	7,986	8,891
Total	$18,461,979	$18,779,376

Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on June 30, 2007):

For the years ending June 30,
2008	$29,298
2009	9,432,345
2010	9,000,336
Total	18,461,979
Less current portion	29,298
Non current portion	$18,432,681

NOTE 10 — COMMON STOCK

Unregistered Sales of Equity Securities – On April 18, 2007, the Company entered into a Securities Purchase Agreement (the ‘‘Securities Purchase Agreement’’) with selected investors (each an ‘‘Investor’’ and collectively, the ‘‘Investors’’). Pursuant to the terms of the Securities Purchase Agreement, the Company has sold in a private placement a total of 3,520,035 shares of its common stock, (the ‘‘Common Stock’’), for aggregate gross proceeds of $21,014,609. Net proceeds to the Company after offering costs were $19,630,712. The transaction closed on May 8, 2007. The Investors included, among others, Frederick M. R. Smith and Phillip Frost, MD, each a director of the Company, and CNF Investments II, LLC, of which Robert J. Flanagan, a director of the Company, is a manager.

As part of the transaction, investors received warrants to purchase approximately 1,408,014 additional shares at an exercise price of $6.57 per share (the ‘‘Warrants’’). The Warrants will remain exercisable for a period of five years from the closing of the offering. The Warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. Under its engagement agreement with the Company, Piper Jaffray & Co., as placement agent, received a warrant to purchase 35,200 shares of Common Stock at an exercise price of $5.97 per share, exercisable within five years following the issuance of the warrant (the ‘‘Agent Warrant’’). The Agent Warrant is otherwise on the same terms and conditions as the Warrants.

Registration Rights Agreement – On April 18, 2007, the Company entered into a Registration Rights Agreement (the ‘‘Registration Rights Agreement’’) with the Investors. Pursuant to the Registration Rights Agreement, the Company has agreed to register the resale of the shares of Common Stock sold to the Investors pursuant to the Securities Purchase Agreement, including the shares issuable upon exercise of the Warrants. The Company agreed to file with the SEC a registration statement with respect to this registration within 30 days after closing. The Company filed such registration statement on May 31, 2007, within this 30 day timeframe. The registration statement was declared effective on July 9, 2007.

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30, 2007, the Company held outstanding forward exchange positions for the purchase of euros, expiring through December 2007, in the amount of $815,380 with a weighted average conversion rate of €1 = $1.3590 as compared to the spot rate at June 30, 2007 of €1 = $1.3475. Gain or loss on foreign transactions, which was de minimus, is included in other income and expense.

NOTE 12 — PROVISION FOR INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes.

As a result of the implementation of FIN 48, the Company made a review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of this review, the Company determined that it had no material uncertain tax positions and, therefore, it has not recorded unrecognized tax benefits.  The Company does not expect any material changes to its uncertain tax positions.

The tax years 2004 through 2007 remain open to examination by federal and state tax jurisdictions.

The Company has various foreign subsidiaries for which tax years 2001 through 2007 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax benefit for the three-months ended June 30, 2007 and 2006 consists of federal and state and local taxes attributable to GCP which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For each of the three-months ended June 30, 2007 and 2006, the Company recognized $37,038 of deferred tax benefit.

On December 1, 2003, the Company recorded a deferred tax liability of $629,444 as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

Pursuant to FIN 48, the Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. The Company did not recognize any such interest and/or penalties during the three months ended June 30, 2007 and 2006.

NOTE 13 — STOCK OPTIONS AND WARRANTS

A.	Stock Options – In July 2003, the Company implemented the 2003 Stock Incentive Plan (‘‘the Plan’’) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals who contribute to the Company’s success by their ability, ingenuity and industry knowledge, and to enable such individuals to participate in the long-term success and growth of the Company by giving them an equity interest in the Company. There are 2,000,000 common shares reserved and available for distribution under the Plan, of which 692,375 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four or five year period and expire ten years after the grant date.

At June 30, 2007 total unrecognized compensation cost amounted to approximately $2,407,577, representing 669,775 unvested options. There were no options exercised under the share-based payment arrangements during the three-months ended June 30, 2007 and 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as the Company does not have enough history trading as a public company to calculate its own stock price volatility. The expected term and vesting of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. SFAS 123R also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.

A summary of the options outstanding under the stock option plan is as follows:

	Three-months ended June 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,294,125	$7.19	888,500	$6.82
Granted	48,500	6.93	340,000	7.96
Forfeited	(35,000)	6.51	—	—
Outstanding at end of period	1,307,625	7.20	1,228,500	7.14
Options exercisable at period end	655,450	$7.11	405,267	$6.63
Weighted average fair value of options granted during the period		$3.23		$3.46

The following table represents information relating to stock options outstanding at June 30, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price	Aggregate Intrinsic value
$5.00 – $6.00	440,500	6.77	300,700	$6.00	$—
$6.01 – $7.00	129,500	9.74	12,125	6.93	—
$7.01 – $8.00	537,000	8.22	247,000	7.75	—
$8.01 – $9.00	200,625	9.04	95,625	9.00	—
	1,307,625	8.00	655,450	7.11	$—

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	June 30, 2007	June 30, 2006
Risk-free interest rates	5.08%	4.93 – 4.96%
Expected options life in years	7.00	7.00
Expected stock price volatility	50%	75%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company’s stock options that have not vested for the three-months ended June 30, 2007:

	Shares	Weighted Average Exercise Price
Nonvested at April 1, 2007	720,500	$7.21
Granted	48,500	6.93
Canceled or expired	(35,000)	6.51
Vested	(81,825)	7.25
Nonvested at June 30, 2007	652,175	$7.29

As of June 30, 2007, there was $2,407,577 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.41 years. The total fair value of shares vested during the three-months ended June 30, 2007 and 2006 was $352,249 and $405,651, respectively.

Since no options were exercised, the Company did not recognize any tax benefit for the three-months ended June 30, 2007 and 2006.

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

On September 27, 2005, the warrant was amended to eliminate the cash put feature and replace it with certain penalties (up to $200,000) if the shares underlying the warrant were not been registered by June 1, 2007 and June 1, 2008. The Company agreed that if on either June 1, 2007 or June 1, 2008 (a) there were shares of common stock received or issuable upon the exercise of the warrant that have not been registered, and (b) it had not filed a registration statement with respect to which Keltic had the opportunity to register the unregistered shares, the Company would pay Keltic $100,000 within ten (10) days of such dates. The Company filed such registration statement on May 31, 2007, and Keltic elected to have the shares underlying its warrant included in such registration statement.

Effective with the Company’s registration statement (Reg. no. 333-143422), as amended, filed with the SEC on June 29, 2007 and declared effective on July 9, 2007, the registration rights penalty was eliminated. The Company has reflected the fair value of the combined instrument at March 31, 2007 included in the balance sheet caption accrued expenses, put warrants payable and derivative instrument of approximately $189,397.

Common Stock Warrants Issued to Senior Note Holders

In connection with the issuance of the senior notes in November 2006, the Company entered into a warrant agreement to grant the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at relative fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount will be recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For the three-months ended June 30, 2007 and 2006, the Company recorded $24,521 and $5,148 of additional senior note accretion as additional interest expense.

Common Stock Warrants Issued to Financial Advisor

In July 2005, the Company granted to a financial advisor warrants to purchase up to 100,000 shares of common stock at $8.00 per share. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon the completion of the initial public offering in April 2006. The Company fair valued the warrant at $283,727 and recorded a charge upon vesting. The charge is included in interest expense for the three-months ended June 30, 2006 on the accompanying condensed consolidated statements of operations.

The following is a summary of the company’s outstanding warrants:

	Warrants	Weighted Average Exercise Price Per Warrant
Warrants outstanding and exercisable, March 31, 2007	812,218	$7.75
Granted	1,443,214	6.57
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, June 30, 2007	2,255,432	$6.99

NOTE 14 — RELATED PARTY TRANSACTIONS

A.	The Company is operating under an agreement with MHW, Ltd. (‘‘MHW’’) whereby MHW acts as the Company’s agent in the distribution of its products across the United States. MHW’s president also serves as a director of the Company and has a de minimus indirect ownership interest in the Company. In addition, MHW has a 10% ownership interest in the Celtic Crossing trade mark, one of the Company’s products, in the United States and its territories, Canada, Mexico, and the Caribbean.

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

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the three-months ended June 30, 2007 and 2006, aggregate charges recorded for all services provided were approximately $74,023 and $59,707, respectively, which have been included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

B.	The Company has transactions with Knappogue Corp., a stockholder in the Company. Knappogue Corp. is controlled by the Company’s CEO and his family. The transactions primarily involve rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes including Company meetings and to entertain customers. For the three-months ended June 30, 2007 and 2006, fees incurred by the Company to Knappogue Corp. amounted to $13,487 and $0, respectively. These charges have been included in selling expense in the accompanying condensed consolidated statement of operations.

C.	In April 2004, the Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. For the three-months ended June 30, 2007 and 2006, the Company recognized expense of $12,668 and $9,326, respectively, under this contract. These charges have been included in general and administrative expense in the accompanying condensed consolidated statement of operations.

D.	For the three-months ended June 30, 2006 and 2005, the Company purchased goods and services from Terra Manufacturing Limited (‘‘Terra’’) and Carbery Milk Products Limited (‘‘Carbery’’) of approximately $625,725 and $409,807, respectively. The Company had assumed the underlying supplier agreements with Terra and Carbery from CB-Ireland. Terra’s affiliate, Tanis Investments, and Carbery are both shareholders in the Company. As of June 30, and March 31, 2007, the Company was indebted to these two affiliates in the amount of approximately $538,449 and $668,097, respectively, which is included in due to stockholders and affiliates on the accompanying condensed consolidated balance sheet.

E.	For the three-months ended June 30, 2007 and 2006, the Company made royalty payments of approximately $10,112 and $9,413, respectively, for use of a patent, to an entity that is owned by two stockholders in the Company. These charges have been included in other expense on the accompanying condensed consolidated statements of operations. The royalty agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($121,275) for the duration of the licensing period, which expires on December 1, 2008.

F.	As discussed in Note 10, on April 18, 2007, the Company entered into a Securities Purchase Agreement with selected investors. The transaction closed on May 8, 2007. The Investors included, among others, three directors of the Company who collectively invested $1,671,630 in the offering.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (‘‘Irish Distillers’’), which provides for the production of Irish whiskeys for the Company through 2017, subject to annual extensions on a rolling ten year basis. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current year and contracts to purchase that amount. For the calendar year ended December 31, 2007, the Company has contracted to purchase approximately €566,349 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

C.	In August 2004, Castle Brands entered into an agency agreement with I.L.A.R. S.p.A., the producer of Pallini Limoncello and its flavor extensions, to be the sole and exclusive importer of Pallini Limoncello and its flavor extensions throughout the United States and its territories and possessions. This agreement is subject to automatic renewal for as much as five years per renewal period upon Castle Brands achievement of contractual case sale targets. The agreement expires on December 31, 2009, unless the contractual case sales targets have been met.

Under this agreement, Castle Brands is permitted to import Pallini Limoncello and its flavor extensions at a set price, updated annually, and is obligated to set aside a portion of the gross margin toward a marketing fund for Pallini. The agreement also encompasses the hiring of a Pallini Brand Manager at Castle Brands with Pallini reimbursing the costs of this position up to a stipulated annual amount. These reimbursements are included in the accompanying condensed consolidated financial statements as a reduction in selling expense.

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

Castle Brands Inc. has agreed to fund certain operating losses of GCP. The balance funded at June 30, 2007 is approximately $2,500,000.

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

Future minimum lease payments are as follows:

For the years ending June 30,	Amount
2008	$239,662
2009	5,265
Total	$244,927

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $105,112 and $92,957 for the three-months ended June 30, 2007 and 2006 respectively, and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

G.	Pursuant to a composite inter-company guarantee in the amount of €860,000 ($1,158,850) completed in February 2005 between the Company, Castle Brands Spirits Company Limited and Castle Brands Spirits (GB) Limited, the Company has guaranteed the loans from Ulster Bank to the Company’s European subsidiaries.

H.	The Company is subject to strict government regulations associated with the marketing, importation, warehousing, transportation and distribution of spirits.

NOTE 16 — CONCENTRATIONS

A.	Credit Risk – The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of June 30, and March 31, 2007, the Company exceeded the insured limit by approximately $20,000,000 and $6,400,000, respectively. Management believes the Company is not exposed to any significant credit risk because the institutions are international money center banking institutions with strong financial positions.

B.	Suppliers – The Company has entered into a supplier agreement with Irish Distillers, Ltd., which provides for the production of single malt, blended and grain Irish whiskeys for the Company through 2015, with automatic renewal thereafter for successive five (5) calendar year renewal terms.

The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

The Company has entered into a distribution agreement with ILAR, S.p.A (‘‘ILAR’’), an international supplier, to be the sole-producer of the Pallini premium Italian liqueurs, expiring December 31, 2009, subject to a three or five year renewal, depending on case purchase.

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

C.	Customers – Sales to one customer accounted for approximately 17.3% of the Company’s revenues for the three-months ended June 30, 2007 and approximately 27.2% of accounts receivable at June 30, 2007.

NOTE 17 —	LEGAL PROCEDINGS

The Company’s subsidiary, Castle Brands Spirits Company Limited, is the holder of a trademark registration for the mark ‘‘BORU’’ with the United States Patent and Trademark Office. On May 9, 2007, Distillerie Stock U.S.A. Ltd. filed a Petition for Cancellation with the United States Patent and Trademark Office for the cancellation of the trademark registration for BORU on several grounds, including potential confusion between BORU and its existing registered trademark ‘‘BORA’’. The Company has filed a response presenting various defenses on the merits as well as procedural defenses in a timely manner against Distillerie Stock’s claims. The Company intends to vigorously pursue these defenses as appropriate. Currently, the matter is pending at the United States Patent and Trademark Office before the Trademark Trial and Appeal Board. While matters before the Trademark Trial and Appeal Board cannot result in monetary damages or directly affect the right to use a trademark, they can result in the cancellation of a trademark registration. Thus, it is possible this matter could result in the cancellation of the Company’s trademark registration for BORU in the United States. As a result, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to the Company, resulting in material liability to its operations.

NOTE 18 — GEOGRAPHIC INFORMATION

The Company operates in one business – premium branded spirits. The Company’s product categories are vodka, rum, liqueurs/cordials, and whiskey and reports its operations in two geographic areas: International and United States.

The condensed consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the percentage of consolidated revenue and consolidated assets from the U.S. and foreign countries.

	For the three-months ended June 30,
	2007		2006
Consolidated Revenue:
International	$1,703,630	30.3%	$1,883,044	34.5%
United States	3,920,455	69.7%	3,577,361	65.5%
Total Consolidated Revenue	$5,624,085	100%	$5,460,405	100%
Consolidated Depreciation and Amortization:
International	$21,573	7.9%	$18,942	8.1%
United States	249,854	92.1%	215,552	91.9%
Total Consolidated Depreciation and Amortization	$271,427	100%	$234,494	100%
Income Tax Benefit:
United States	37,038	100%	37,038	100%
Revenues by Category:
Vodka	$1,640,935	29.2%	$1,837,963	33.7%
Rum	2,088,813	37.1%	1,806,076	33.1%
Liqueurs/Cordials	1,048,790	18.7%	1,050,124	19.2%
Whiskey	762,043	13.5%	728,083	13.3%
Other*	83,504	1.5%	38,159	0.7%
Total Consolidated Revenue	$5,624,085	100%	$5,460,405	100%
Consolidated Assets:
International	$6,035,598	8.7%
United States	62,971,746	91.3%
Total Consolidated Assets	$69,007,344	100.0%

*	Includes related food products.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans and beliefs that constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘thinks,’’ ‘‘estimates,’’ ‘‘seeks,’’ ‘‘expects,’’ ‘‘predicts,’’ ‘‘could,’’ ‘‘projects,’’ ‘‘potential’’ and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended March 31, 2007 and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

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

Where in this quarterly report we refer to amounts in euros, British pounds or Canadian dollars we have for your convenience also in certain cases provided a translation of those amounts to U.S. dollars in parenthesis. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the translations in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the translations have been made using the exchange rates as of June 30, 2007, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2007, the exchange rate of the euro, the British pound and the Canadian dollar in exchange for U.S. dollars were €1.00 = U.S. $1.34754 (equivalent to U.S. $1.00 = €0.74209) for euros, £1.00 = U.S. $2.00393 (equivalent to U.S. $1.00 = £0.49902) for British Pounds, and CAN $1.00 = U.S. $0.94431 (equivalent to U.S. $1.00 = CAN $1.05897) for Canadian dollars, respectively.

These translations should not be construed as representations that the euro, British pound and Canadian dollar amounts actually represent U.S. dollar amounts or could be converted into U.S. dollars at the rates indicated.

The following information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2007, as well as in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Overview

We develop and market premium branded spirits in several growing market categories, including vodka, rum, whiskey and liqueurs, and we distribute these spirits in all 50 U.S. states and the District of Columbia, in six key international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada and the Duty Free markets, and in a number of other countries in continental Europe. The brands we market include, among others, Boru vodka, Gosling’s rum, Clontarf Irish Whiskey, Knappogue Castle Whiskey, Jefferson’s, Jefferson’s Reserve and Sam Houston bourbons, Celtic Crossing and the Pallini liqueurs.

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

Financial performance overview

The following table sets forth certain information regarding our case sales for the quarters ended June 30, 2007 and 2006. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three-months Ended June 30,
Case Sales	2007	2006
Cases
United States	44,723	42,530
International	29,447	27,965
Total	74,170	70,495
Vodka	35,997	33,864
Rum	22,770	19,863
Liqueurs/cordials	10,418	11,905
Whiskey	4,985	4,863
Total	74,170	70,495
Percentage of Cases
United States	60.3%	60.3%
International	39.7	39.7
Total	100.0%	100.0%
Vodka	48.5%	48.0%
Rum	30.7	28.2
Liqueurs/cordials	14.1	16.9
Whiskey	6.7	6.9
Total	100.0%	100.0%

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

Goodwill and other intangible assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and other intangible assets of businesses acquired. As of both June 30, and March 31, 2007, goodwill and other intangible assets that arose from acquisitions were $13.0 million. Goodwill and other intangible assets with indefinite lives are not amortized, but instead, are tested for impairment annually or, more frequently, if circumstances indicate a possible impairment may exist.

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

Stock-based compensation

The Company follows Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R, ‘‘Share Based Payment.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 123R.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We follow the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R, ‘‘Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.’’ This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for outstanding awards.

Stock based compensation for the three-months ended June 30, 2007 and 2006 was $0.3 million and $0.5 million, respectively. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during the three months ended June 30, 2007 and 2006 are included in Note 13 to the condensed consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Three-months ended June 30,
	2007	2006
Sales, net	100.0%	100.0%
Cost of sales	62.3%	65.3%
Gross profit	37.7%	34.7%
Selling expense	75.3%	64.9%
General and administrative expense	36.6%	40.9%
Depreciation and amortization	4.8%	4.3%
Loss from continuing operations	(79.1)%	(75.4)%
Other income	0.0%	0.0%
Other expense	(0.2)%	(0.1)%
Foreign exchange gain	1.4%	7.3%
Interest expense, net	(8.7)%	(7.8)%
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	0.0%	(5.4)%
Current credit/(charge) on derivative financial instrument	3.4%	0.0%
Income tax benefit	0.7%	0.7%
Minority interests	4.3%	6.3%
Net loss	(78.3)%	(74.4)%
Less:
Preferred stock dividends	0.0%	0.9%
Net loss attributable to common stockholders	(78.3)%	(75.3)%

Three-months Ended June 30, 2007 Compared With Three-months Ended June 30, 2006

Net sales.    Net sales increased $0.2 million, or 3.0%, to $5.6 million in the three-months ended June 30, 2007 from $5.4 million in the comparable prior period. During the three-months ended June 30, 2007, we began to increase the price of certain of our products as a part of our overall pricing strategy. Our increase in net sales reflects the initial effects of some of these price increases as well as an increase in overall case sales, primarily from existing brands. The weakening dollar vis-à-vis the euro and the British pound also positively impacted our net sales as our international sales which are denominated in euros and British pounds translated to U.S. dollars at a higher rate. However, some of these net sales gains were offset by reduced net sales from direct imports into the U.S., whereby federal excise taxes are paid directly by the distributor, resulting in lower revenue per case.

Our U.S. case sales as a percentage of total case sales remained flat at 60.3% during the three-months ended June 30, 2007 against the comparable period in 2006.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the three-months ended June 30, 2007 as compared to the prior year period. Current period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne on October 12, 2006. In fiscal 2007, we elected to discontinue sales of a low-margin Irish cream, which resulted in a decrease in the sales of liqueurs:

	Increase in case sales		Percentage increase
	Overall	U.S.	Overall	U.S.
Vodka	2,133	4,085	6.3%	28.4%
Rum	2,907	(863)	14.6%	(5.5)%
Liqueurs/cordials	(1,487)	1,166	(12.5)%	(19.5)%
Whiskey	122	(2,195)	2.5%	15.7%
Total	3,675	2,193	5.2%	2.9%

Gross profit.     Gross profit increased 11.8% to $2.1 million during the three-months ended June 30, 2007 from $1.9 million in the comparable prior period, while our gross margin increased to 37.7% during the three-months ended June 30, 2007 compared to 34.7% for the comparable prior period.

The absolute increase in gross profit reflected our increased level of sales. The increase in gross margin percentage is a result of price increases across certain of our products as a part of our overall pricing strategy, coupled with a change in product mix to some of the higher margin products, including shifts in both brands and sizes. These increases were partially offset by the adverse effects of the weakening dollar vis-à-vis the euro and the resulting increase in real U.S. dollar costs of our euro billed production.

Selling expense.     Selling expense increased 19.6% to $4.2 million in the three-months ended June 30, 2007 from $3.5 million in the comparable prior year period. This increase in selling expense was attributable to the expansion, growth and continued support of our brands and increased case sales, including increases in distributor incentives and sales support costs of $0.2 million. The increase to these costs was offset in part by a contraction of certain advertising campaigns of $0.2 million. In order to strengthen our sales and marketing team, we added new personnel, which resulted in an increase in consultancy and compensation expense of $0.4 million. Stock-based compensation expense attributable to sales and marketing personnel remained flat at $0.1 million in the three-months ended June 30, 2007 when compared to the comparable prior period. As a result of the foregoing, selling expense as a percentage of net sales increased to 75.3% in the three-months ended June 30, 2007 as compared to 64.9% for the comparable prior year period.

General and administrative expense.    General and administrative expense decreased 7.8% to $2.1 million in the three-months ended June 30, 2007 from $2.2 million in the comparable prior year period. The decrease in general and administrative expense was primarily attributable a decrease in stock-based compensation to $0.2 million in the three-months ended June 30, 2007 from $0.4 million in the comparable prior year period. This decrease in stock-based compensation was due to a one-time charge for options issued in May 2006 that vested upon issuance. However, such decrease was offset by small increases in compensation, occupancy and capital based taxes. As a result of the foregoing, general and administrative expense as a percentage of net sales decreased to 36.6% in the three-months ended June 30, 2007 compared to 40.9% for the comparable prior year period.

Depreciation and amortization.    Depreciation and amortization during the quarter ended June 30, 2007 was approximately the same as the comparable prior year quarter at $0.3 million.

Other Income/(Expense), Net.    Other income/(expense), net, remained flat at $0.1 million during the three-months ended June 30, 2007 when compared to the comparable prior year period. The major components of this category include a change in foreign exchange, net interest income/(expense) and minority interest.

Foreign exchange gain during the three-months ended June 30, 2007 was $0.1 million as compared to $0.4 million in the comparable prior period. The lower gain in the current period is attributable to the slowing of the strengthening of the euro and the British pound against the dollar, as compared to the comparable prior year period, on our intercompany loans to our foreign subsidiaries.

Interest income during the three-months ended June 30, 2007 was $0.1 million as compared to $0.2 in the comparable prior year period. The source of this income for the quarter ended June 30, 2007 is the investment of our available cash in short-term investments. Interest expense during the three-months ended June 30, 2007 was $0.6 million versus $0.9 million in the comparable prior year period. The decrease in interest expense is primarily attributable to the vesting of certain warrants treated as interest expense of $0.3 million in April 2006.

Minority interest during the three-months ended June 30, 2007 amounted to a credit of $0.2 million as compared to a credit of $0.3 million in the comparable prior year period as a result of improving operations recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common stockholders.     The net loss attributable to common stockholders for the three-months ended June 30, 2007 increased 7.1% to $4.4 million from $4.1 million in the comparable prior year period. Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued in our private placement completed in May 2007. The net loss per common share for the three-months ended June 30, 2007 include no preferred dividends as compared to $0.1 million of preferred stock dividends accrued during the comparable prior year period.

EBITDA.    As a result of the foregoing, EBITDA decreased 28.6% to negative $3.4 million for the three-months ended June 30, 2007 versus negative $2.7 million the comparable prior year period. EBITDA represents net income before deducting interest expense (including expensing of deferred financing costs), income taxes, depreciation and amortization and the impact of the non-cash charge for stock-based compensation reported under SFAS 123(R). We use EBITDA as the primary internal management measure for evaluating performance on a period over period analysis, when comparing actual results to budgeted performance and when allocating additional resources. This non-GAAP financial measure is presented in order to assist industry analysts and investors in assessing our liquidity, our ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including interest payments, debt principal repayments, and other non-recurring charges, which are not reflected in EBITDA. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth our reconciliation of EBITDA to net loss (the most directly comparable financial measure):

	Three-months Ended June 30,
(Dollars in thousands)	2007	2006
Net loss	$(4,405)	$(4,064)
Add (subtract):
Income tax benefit	(37)	(37)
Interest expense, net, including expensing of deferred financing costs	488	718
Depreciation and amortization	271	234
Stock based compensation	270	494
EBITDA	$(3,413)	$(2,655)

Liquidity and capital resources

Since our inception, we have incurred significant operating and net losses and, in addition, have not generated positive cash flows from operations. As of June 30, 2007, we had stockholders’ equity of $39.0 million and working capital of $32.6 million as compared to $23.6 million and $17.1 million, respectively, at March 31, 2007. These increases are a result of our May 2007 private placement.

Our private placement in May 2007 raised net proceeds of $19.6 million upon the sale of 3,520,035 common shares at the offering price of $5.97 per share. The proceeds have been and will continue to be used for working capital and general corporate purposes, including, without limitation, sales and marketing activities.

At June 30, 2007, we had cash and cash equivalents and short-term investments of approximately $20.0 million compared to $6.9 million at March 31, 2007. This $13.1 million increase is primarily attributable to our May 2007 private placement net of our operating capital needs. In addition, at June 30, 2007, we had approximately $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for a line of credit.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near-to-mid term:

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	addition of administrative and sales personnel as our business expands;

•	increases in advertising, public relations and sales promotions for existing and new brands;

•	acquisition of additional spirits brands;

•	an increase in legal, accounting and other expenses due to our status as a public company;

•	financing the operations of our 60%-owned Gosling-Castle Partners strategic export venture; and

•	expansion into new markets and within existing markets in the United States and internationally.

We expect that we will require increasing amounts of working capital to finance our inventory levels in the United States. Except for Gosling’s rums and our bourbon products, which are bottled in the United States, all of our products are imported from Europe. In the case of our internationally produced brands, there is a three-to-four month production and shipping lead time between the time of order placement and the time the product is available for sale. This lead time has required us to maintain sufficient inventories to properly service our customers.

We expect to experience a lengthening of the revenue collection cycle due to the need to extend payment terms as an incentive to encourage customers to make container-sized purchases of our products on which title passes to the customer at the shipping point in Ireland. A lengthening of the revenue collection cycle will require a significant amount of working capital.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Three-months Ended June 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$(7,428)	$(6,366)
Investing activities	1,853	(20,579)
Financing activities	20,499	25,557
Net increase in cash and cash equivalents	$14,924	$(1,388)

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

In the quarter ended June 30, 2007, net cash used in operating activities was $7.4 million, consisting primarily of losses from our operations of $4.4 million, increases in inventories and prepaid expenses of $1.3 million and $0.6 million, respectively, decreases in accounts payable and accrued expenses and due to related parties of $1.3, $0.1 million resulting from the effect of changes in foreign currency rates, and minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners of $0.2 million. These uses of cash were offset, in part, by a decrease in accounts receivable of $0.1 million, and by non-cash charges for depreciation and amortization and stock-based compensation expense of $0.3 million and $0.3 million, respectively.

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

Investing activities.    We fund certain acquisitions and operating activities primarily with cash and short-term investments. Net cash provided by investing activities was $1.9 million during the three-months ended June 30, 2007, consisting of the proceeds from sale of certain short-term investments of $2.0 million and acquisitions of property and equipment and intangible assets of $0.1 million.

Net cash used in investing activities during the quarter ended June 30, 2006 was $0.2 million for the acquisition of property and equipment and intangible assets.

Financing activities.    Net cash provided by financing activities during the three-months ended June 30, 2007 was $20.5 million and consisted of $21.0 million of common stock issued in our private placement less $0.1 million in payments for the costs of stock issuance and the net repayment of notes payable in the amount of $0.4 million.

Net cash provided by financing activities during the quarter ended June 30, 2006 was $25.6 million and consisted of $31.5 million of common stock issued in our initial public offering less $3.0 million in payments for the costs of stock issuance and the net repayment of notes payable in the amount of $2.9 million.

We believe that we will be able to fund our operations from the proceeds of our private placement, our projected cash flow from operations, and current cash and cash equivalents for the at least the next twelve months. Beyond that, additional financing may be needed to fund working capital and other requirements. Changes in our operating plans, acquisitions or other additions of brands, lower than anticipated sales, increased expenses, or other events, including those described in our Annual Report on Form 10-K for the year ended March 31, 2007, under the caption ‘‘Risk Factors,’’ may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

Contractual obligations

The following table sets forth our contractual commitments as of June 30, 2007 for each of the following years:

	Payments due during the year ending June 30,
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Long-term notes payable, including current portion and estimated interest Ulster Bank facilities	$25	$—	$—	$—	$—	$—	$25
9% senior notes	—	10,000	—	—			10,000
6% convertible subordinated notes	—	—	9,000	—	—	—	9,000
Capital leases	4	4	0	—			8
Operating leases	240	5	—	—	—	—	245
Total	$269	$10,009	$9,000	$—	$—	$—	$19,278

Recent accounting pronouncements

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2007, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosure About Fair Value of Financial Investments. We hold no investment securities that would require disclosure of market risk.

Our short-term investments consist primarily of auction rate corporate debt, auction rate municipal securities, government bonds, mutual funds and preferred stock that are highly liquid in nature and represent the investment of cash that is available for current operations. Although original maturities of the Company’s auction rate securities are generally longer than one year, the Company has the right to sell these securities each auction date subject to the availability of buyers. Interest rates on these securities reset at every auction date, generally every twenty eight days. As the estimated fair value of these short-term investments approximates the carrying cost, no disclosure of market risk is required.

We do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. Individual forward contracts rarely extend for more than six months or exceed €300,000 ($404,250). At June 30, 2007 total forward contracts outstanding amounted to €600,000 ($815,380), calculated at the weighted average conversion rate in such contracts). Depending upon the term of the contract, the cost of these transactions can vary between approximately 50 to 150 basis points.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and President, Chief Operating Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President, Chief Operating Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. This type of disclosure controls evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and President, Chief Operating Officer and Principal Financial Officer, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them on an ongoing basis as necessary. Based upon the evaluation of our disclosure controls, our Chief Executive Officer and President, Chief Operating Officer and Principal Financial Officer concluded that our disclosure controls were effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our subsidiary, Castle Brands Spirits Company Limited, is the holder of a trademark registration for the mark ‘‘BORU’’ with the United States Patent and Trademark Office. On May 9, 2007, Distillerie Stock U.S.A. Ltd. filed a Petition for Cancellation with the United States Patent and Trademark Office for the cancellation of the trademark registration for BORU on several grounds, including potential confusion between BORU and its existing registered trademark ‘‘BORA’’. We have filed a response presenting various defenses on the merits as well as procedural defenses in a timely manner against Distillerie Stock’s claims. We intend to vigorously pursue these defenses as appropriate. Currently, the matter is pending at the United States Patent and Trademark Office before the Trademark Trial and Appeal Board. While matters before the Trademark Trial and Appeal Board cannot result in monetary damages or directly affect the right to use a trademark, they can result in the cancellation of a trademark registration. Thus, it is possible this matter could result in the cancellation of our trademark registration for BORU in the United States. As a result, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us, resulting in material liability to our operations.

Furthermore, we may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 1A.    Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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
Keith A. Bellinger
President and Chief Operating Officer
(Duly Authorized Officer and Principal Financial Officer)
August 14, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.