Form 10-Q
period 2007-09-30
Castle Brands Inc
filed 2007-11-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The Company had 15,629,776 shares of $0.01 par value common stock outstanding at November 13, 2007.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,545,013	$1,004,957
Short-term investments	8,053,106	5,912,464
Accounts receivable – net of allowance for doubtful accounts of $196,135 and $352,458	10,669,957	6,503,449
Due from affiliates	11,054	10,328
Inventories	13,635,850	10,716,983
Prepaid expenses and other current assets	1,645,507	1,585,901
TOTAL CURRENT ASSETS	37,560,487	25,734,082
EQUIPMENT – net	759,529	643,753
OTHER ASSETS
Intangible assets – net of accumulated amortization of $2,276,630 and $2,233,808	13,951,694	13,813,596
Goodwill	12,495,287	13,036,650
Restricted cash	716,362	502,643
Other assets	473,302	795,237
TOTAL ASSETS	$65,956,661	$54,525,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$464,327	$419,308
Accounts payable	4,096,337	5,150,535
Accrued expenses, put warrant payable and derivative instrument	2,793,368	1,987,669
Due to stockholders and affiliates	1,433,810	1,092,755
TOTAL CURRENT LIABILITIES	8,787,842	8,650,267
LONG TERM LIABILITIES
Senior notes payable	9,501,985	9,354,861
Notes payable and capital leases, less current maturities	9,003,296	9,005,207
Deferred tax liability	2,481,292	2,555,368
	29,774,415	29,565,703
COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTERESTS	916,255	1,407,645
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized; 15,629,776 and 12,109,741 shares issued and outstanding at September 30, and March 31, 2007, respectively	156,298	121,098
Additional paid in capital	104,210,150	84,086,710
Accumulated deficiency	(67,647,899)	(59,962,237)
Accumulated other comprehensive loss	(1,452,558)	(692,958)
TOTAL STOCKHOLDERS’ EQUITY	35,265,991	23,552,613
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,956,661	$54,525,961

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months Ended September 30,		Six-months Ended September 30,
	2007	2006	2007	2006
Sales, net	$8,920,952	$6,252,062	$14,545,037	$11,712,467
Cost of sales	6,436,721	4,231,445	9,941,259	7,795,504
Gross profit	2,484,231	2,020,617	4,603,778	3,916,963
Selling expense (Note 1L)	4,436,622	4,694,074	8,674,230	8,236,646
General and administrative expense (Note 1L)	2,091,109	1,898,702	4,152,029	4,134,493
Depreciation and amortization	284,274	245,794	555,701	480,288
Net operating loss	(4,327,774)	(4,817,953)	(8,778,182)	(8,934,464)
Other income	—	2,644	—	3,944
Other expense	(10,297)	(9,558)	(21,464)	(15,866)
Foreign exchange gain/(loss)	1,082,609	262,377	1,159,935	659,789
Interest expense, net	(313,354)	(75,931)	(800,814)	(498,607)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	—	—	(295,368)
Current (charge)/credit on derivative financial instrument	—	(8,666)	189,397	(10,858)
Income tax benefit	37,038	37,038	74,076	74,076
Minority interests	251,020	391,855	491,390	735,214
Net loss	(3,280,758)	(4,218,194)	(7,685,662)	(8,282,140)
Preferred stock dividends	—	—	—	48,238
Net loss attributable to common stockholders	$(3,280,758)	$(4,218,194)	$(7,685,662)	$(8,330,378)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.21)	$(0.35)	$(0.52)	$(0.71)
Weighted average shares used in computation, basic and diluted
Weighted average shares used in computation, basic and diluted	15,629,776	12,009,741	14,898,083	11,716,233

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
BALANCE, MARCH 31, 2007	12,109,741	$121,098	$84,086,710	$(59,962,237)	$(692,958)	$23,552,613
Comprehensive loss
Net loss				(7,685,662)		(7,685,662)
Foreign currency translation adjustment					(759,600)	(759,600)
Total comprehensive loss						(8,445,262)
Issuance of common stock in private placement, net of issuance costs	3,520,035	35,200	19,583,286			19,618,486
Vesting of stock options as compensation			3,258			3,258
Stock-based compensation			536,896			536,896
BALANCE, SEPTMEBER 30, 2007	15,629,776	$156,298	$104,210,150	$(67,647,899)	$(1,452,558)	$35,265,991

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,685,662)	$(8,282,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	555,701	480,288
Change in allowance for doubtful accounts	36,343	48,591
Minority interest in net loss of consolidated subsidiary	(491,390)	(735,214)
Loss on disposal of fixed assets	1,051	—
Write-off of deferred financing costs	321,197	167,196
Current (credit)/charge on derivative financial instrument	(189,397)	10,858
Deferred tax benefit	(74,076)	(74,076)
Effect of changes in foreign currency rate	(1,038,734)	(533,720)
Stock-based compensation expense	536,896	771,415
Non-cash interest charge	—	283,727
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	295,368
Changes in operations, assets and liabilities
Increase in accounts receivable	(3,933,607)	(2,895,645)
Increase in due from affiliates	—	(78,199)
Increase in inventory	(2,726,693)	(1,957,665)
Increase in prepaid expenses and supplies	(53,338)	(278,636)
Decrease/(increase) in other assets	151,191	(15,491)
Decrease in accounts payable and accrued expenses	(248,353)	(933,385)
Decrease in due to related parties	281,747	254,691
Total adjustments	(6,871,462)	(5,189,897)
NET CASH USED IN OPERATING ACTIVITIES	(14,557,124)	(13,472,037)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(212,655)	(117,938)
Acquisition of intangible assets	(12,029)	(111,931)
Purchase of short-term investments	(8,000,000)	—
Proceeds from sale of short-term investments	5,859,358	—
NET CASH USED IN INVESTING ACTIVITIES	(2,365,326)	(229,869)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(10,761,738)	(13,541,011)
Proceeds from notes payable and warrants	10,776,732	10,855,070
Payments of obligations under capital leases	(1,817)	(1,729)
Increase in restricted cash	(170,164)	(94,938)
Issuance of common stock	21,014,609	31,500,000
Payments for costs of stock issuances	(1,396,123)	(2,898,063)
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,461,499	25,819,329
EFFECTS OF FOREIGN CURRENCY TRANSLATION	1,007	32
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,540,056	12,117,455
CASH AND CASH EQUIVALENTS – BEGINNING	1,004,957	1,392,016
CASH AND CASH EQUIVALENTS – ENDING	$3,545,013	$13,509,471
SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock, net of fractional shares, by issuance of common stock	$—	$28,447,667
Issuance of common stock in payment of accrued dividends	$—	$1,389,765
Conversion of 5% euro denominated convertible subordinated notes by issuance of common stock	$—	$1,663,173
Conversion of 40% of 6% convertible subordinated notes by issuance of common stock	$—	$6,000,000
Interest paid	$732,140	$629,063
Income taxes paid	$—	$—

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

A.	Description of business and business combination – Castle Brands Inc. is the successor to Great Spirits Company, LLC, a Delaware limited liability company (‘‘GSC’’). GSC was formed in February 1998. In May 2003, Great Spirits (Ireland) Limited (‘‘GSI’’), a wholly owned subsidiary of GSC, began operations in Ireland to market GSC’s products internationally. GSI has been an inactive entity since December 2003 and was dissolved as of September 30, 2006. In July 2003, GSRWB, Inc. (renamed Castle Brands Inc.) and its wholly owned subsidiary, Great Spirits Corp. (renamed Castle Brands (USA) Corp.) (‘‘CB-USA’’), were formed under the laws of Delaware in contemplation of a pending acquisition. On December 1, 2003, Castle Brands Inc. acquired The Roaring Water Bay Spirits Group Limited and The Roaring Water Bay Spirits Marketing and Sales Company Limited and their related entities (collectively, ‘‘Roaring Water Bay’’). The acquisition has been accounted for under purchase accounting. Simultaneously, GSC was merged into CB-USA, and Castle Brands Inc. issued stock to GSC’s members in exchange for their membership interests in GSC. Subsequent to the acquisition, The Roaring Water Bay Spirits Group Limited was renamed Castle Brands Spirits Group Limited (‘‘CB-IRL’’) and The Roaring Water Bay Spirits Marketing and Sales Company Limited was renamed Castle Brands Spirits Marketing and Sales Company Limited (‘‘CB-UK’’).

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

B.	Principles of consolidation – The consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and McLain and Kyne, Castle Brands Inc. wholly-owned foreign subsidiaries, CB-IRL and CB-UK, and its majority owned subsidiary, Gosling-Castle Partners, Inc. with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

C.	Organization and operations – The Company is principally engaged in the manufacture, marketing and sale of fine spirit brands of vodka, whiskey, rums and liqueurs (the ‘‘products’’) in the United States, Canada, Europe, and the Caribbean. Except for Gosling’s rums and bourbon products, which are bottled in the United States, all of the Company’s products are imported from Europe. The vodka, Irish whiskies and certain liqueurs are produced by CB-IRL, billed in euros and imported into the United States. The risk of changes in F/X is borne by the U.S. entities.

D.	Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity date at acquisition of three-months or less to be cash and cash equivalents.

E.	Investments – The Company follows Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities, classifying its investments based on the intended holding period. The Company currently classifies its investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Investments consist primarily of auction rate corporate debt, auction rate municipal securities, government bonds, mutual funds and preferred stock that are highly liquid in nature and represent the investment of cash that is available for current operations. Although original maturities of the Company’s auction rate securities are generally longer than one year, the Company has the right to sell these securities each auction date subject to the availability of buyers. Interest rates on these securities reset at every auction date, generally every twenty eight days.

F.	Trade accounts receivable – The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with, and economic status of, the Company’s customers.

G.	Revenue recognition – Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.	Inventories – Inventories, which comprise distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold.

I.	Goodwill and other intangible assets – Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of September 30, and March 31, 2007, goodwill and other indefinite lived intangible assets that arose from acquisitions were $12.5 million and $13.6 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed its annual impairment assessment on long-lived assets, including indefinite lived intangible assets and goodwill, and concluded that no impairment existed.

J.	Excise taxes and duty – Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain and then transferred out of ‘‘bond.’’ Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold ‘‘ex warehouse’’ the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. Historically, the Company’s sales in Ireland have been made ‘‘in-bond’’, net of excise taxes. In September 2007, the Company made an initial sale to its new distributor in Ireland ‘‘ex-bond’’ that included $1,861,995 million in excise taxes and VAT. These taxes are reflected in both our revenues and cost of sales as an equal increase to both. During the three-month and six-month periods ended September 30, 2007 and 2006, the captions for the Company’s revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Three-months ended September 30,		Six-months ended September 30,
	2007	2006	2007	2006
Sales, net	$3,025,066	$1,488,077	$4,328,056	$2,622,016
Cost of Sales	$3,025,066	$1,488,077	$4,328,056	$2,622,016

K.	Foreign currency – The functional currency for the Company’s foreign operations is the euro in Europe, excluding the United Kingdom, the British pound in the United Kingdom, and the Canadian dollar in Canada. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying consolidated statements of operations. As indicated in Note 1C, the vodka, Irish whiskies and certain liqueurs are produced by CB-IRL and billed in euros to the U.S. entities, with the risk of foreign exchange gain/loss resting with CB-US. In addition, CBI has funded the continuing operations off the international subsidiaries. At each balance sheet date, the euro denominated balances included on the books of CB-IRL are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and the resulting foreign currency transaction gain or loss included in net income.

L.	Stock-based compensation – Incremental compensation expense for the three-months ended September 30, 2007 and 2006 amounted to $266,708 and $276,921, respectively, of which $115,417 and $136,603 are included in selling expense, respectively, and $151,291 and $140,318 are in general and administrative expense, respectively, in the accompanying condensed consolidated statements of operations. Incremental compensation expense for the six-months ended September 30, 2007 and 2006 amounted to $536,896 and $771,415, respectively, of which $229,579 and $221,472 are included in selling expense, respectively, and $307,317 and $549,943 are in general and administrative expense, respectively, in the accompanying condensed consolidated statements of operations.

M.	Stock warrants – The Company accounted for the warrant and the put option rights as a compound financial instrument in the consolidated financial statements at fair value following the guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument are recognized in earnings for each reporting period. For the three-months ended September 30, 2007 and 2006, the Company recorded a (credit)/charge for the change in the value of the compound financial instrument of $0 and $8,666 respectively, and a (credit)/charge for the change in the value of the compound financial instrument of $(189,397) and $10,858, for the six-months ended September 30, 2007 and 2006, respectively.

N.	Advertising – Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, for the three-months ended September 30, 2007 and 2006 was $920,222 and $1,462,782, and $1,772,023 and $2,528,900 for the six-months ended September 30, 2007 and 2006, respectively.

O.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, allowance for doubtful accounts, inventory, depreciation, amortization and expense accruals.

P.	Recent accounting pronouncements – In September 2006, the Financial Accounts Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

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

Q.	Reclassifications – Certain prior year balances have been reclassified to conform to the current period classification.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and contingent conversion of debentures. In computing diluted net loss per share for the six-months ended September 30, 2007 and 2006, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30, 2007	September 30, 2006
Stock options	1,307,625	1,328,500
Stock warrants	2,255,432	598,618
Convertible debentures	1,192,380	1,125,000
Total	4,755,437	3,052,118

NOTE 3 — INVESTMENTS

The following is a summary of available-for-sale securities:

Estimated Fair Value
September 30, 2007
Mutual funds	$8,053,106
Total	$8,053,106

The cost of the Company’s short-term investments approximates their fair-values.

NOTE 4 — INVENTORIES

	September 30, 2007	March 31, 2007
Raw materials	$2,175,775	$1,501,455
Finished goods	11,460,075	9,215,528
Total	$13,635,850	$10,716,983

As of September 30, and March 31, 2007, 78.5% and 99.1%, respectively, of the raw materials and 10.6% and 13.0%, respectively, of finished goods were located outside of the United States.

Inventories are stated at the lower of weighted average cost or market.

NOTE 5 — INVESTMENTS AND ACQUISITIONS

Acquisition of McLain & Kyne, Ltd.

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, Ltd. pursuant to a Stock Purchase Agreement (the ‘‘Agreement’’). McLain & Kyne is a Louisville, Kentucky-based developer and marketer of three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston. As consideration for the acquisition, the Company has paid $2,000,000, consisting of $1,294,800 in cash and issued 100,000 shares of its common stock, valued at $705,200. The Company will also pay an earn-out to the sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which shall not exceed $4,000,000, will be determined by a calculation based on the gross margin (as defined in the Agreement) recognized by the Company from the sales of McLain & Kyne’s bourbons through March 31, 2011. As a result of the purchase price allocation, the Company recorded goodwill of $768,805. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of intangible assets acquired are tentative and have been supported by a preliminary third party valuation based on weighted average cost of capital vs. return on invested capital. The fair values allocated to McLain & Kyne’s net tangible and intangible assets are as follows: current assets of $100,021, inventory of $53,866, tradenames of $941,000, and customer relationships of $169,000 and current liabilities of $32,692. The tradenames have been determined to have indefinite useful lives and accordingly, consistent with FAS 142, no amortization will be recorded in the Company’s consolidated income statements. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The customer relationships are being amortized on a straight-line basis over a period of 15 years.

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

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Net sales	$6,557,133	12,170,073
Operating loss	$4,856,612	8,992,452
Net income	$4,237,523	8,369,036
Earnings per share:
Basic	$0.35	0.71
Diluted	$0.35	0.71
Weighted average shares:
Basic	12,009,741	11,716,233
Diluted	12,009,741	11,716,233

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

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2007	March 31, 2007
Definite life brands	$296,886	$308,909
Trademarks	475,802	408,222
Rights	9,036,793	9,036,793
Patents	994,000	825,000
Distribution relationships	—	416,000
Supply relationships	732,000	732,000
Other	28,480	28,480
	11,563,961	11,755,404
Less: accumulated amortization	2,276,630	2,233,808
Net	9,287,331	9,521,596
Other identifiable intangible assets – indefinite life Trade names and formulations	4,664,363	4,292,000
	$13,951,694	$13,813,596

Accumulated amortization consists of the following:

	September 30, 2007	March 31, 2007
Brands	$235,906	$230,992
Trademarks	50,408	25,790
Rights	1,496,066	1,220,093
Patents	213,650	183,333
Distribution relationship	416,000	329,600
Supply relationship	280,600	244,000
Accumulated amortization	$2,692,630	$2,233,808

Amortization expense for the three-months ended September 30, 2007 and 2006 totaled $238,176 and $203,954 respectively, and $453,418 and $402,002 for the six-months ended September 30, 2007 and 2006, respectively.

On September 1, 2006, the Company delivered notice to a certain distributor that it was terminating its distribution agreement. As a result of the delivery of the notice, the distribution agreement has been terminated, as provided for by its terms, as of September 15, 2007. The Company has adjusted the estimated useful life of the underlying intangible asset to agree to the termination date.

Estimated aggregate amortization expense for each of the five succeeding years is as follows:

For the years ending September 30,	Amount
2008	$898,248
2009	794,469
2010	739,003
2011	739,003
2012	739,003
Total	$3,909,726

NOTE 7 — RESTRICTED CASH

The Company has cash collateral on deposit for creditors insurance in Ireland of €501,935, or $716,362 (as translated at the exchange rate in effect on September 30, 2007).

NOTE 8 — OVERDRAFT ACCOUNTS

CB-IRL and CB-UK maintain overdraft coverage with a financial institution in Ireland of up to €400,000 ($570,880) and £20,000 ($40,954), respectively. Overdraft balances included in notes payable totaled $459,830 and $380,334 at September 30, and March 31, 2007, respectively.

NOTE 9 — SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASE

	September 30, 2007	March 31, 2007
Notes payable consist of the following:
Revolving credit facilities	$460,550	$407,261
Revolving credit facilities	—	8,363
Senior notes	9,501,985	9,354,861
Subordinated convertible notes	9,000,000	9,000,000
	18,962,535	18,770,485
Capital leases	7,073	8,891
Total	$18,969,608	$18,779,376

Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on September 30, 2007):

For the years ending September 30,
2008	$464,327
2009	9,505,281
2010	9,000,000
Total	18,969,608
Less current portion	464,327
Non current portion	$18,505,281

NOTE 10 — COMMON STOCK

Unregistered Sales of Equity Securities – On April 18, 2007, the Company entered into a Securities Purchase Agreement (the ‘‘Securities Purchase Agreement’’) with selected investors (each an ‘‘Investor’’ and collectively, the ‘‘Investors’’). Pursuant to the terms of the Securities Purchase Agreement, the Company has sold in a private placement a total of 3,520,035 shares of its common stock, (the ‘‘Common Stock’’), for aggregate gross proceeds of $21,014,609. Net proceeds to the Company after offering costs were $19,618,484. The transaction closed on May 8, 2007. The Investors included, among others, Frederick M. R. Smith and Phillip Frost, MD, each a director of the Company, and CNF Investments II, LLC, of which Robert J. Flanagan, a director of the Company, is a manager.

As part of the transaction, investors received warrants to purchase approximately 1,408,014 additional shares at an exercise price of $6.57 per share (the ‘‘Warrants’’). The Warrants will remain exercisable for a period of five years from the closing of the offering. The Warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. In connection with the transaction, Piper Jaffray & Co., as placement agent was issued a warrant to purchase 35,200 shares of Common Stock at an exercise price of $5.97 per share, exercisable within five years following the issuance of the warrant (the ‘‘Agent Warrant’’). The Agent Warrant is otherwise on the same terms and conditions as the Warrants.

Registration Rights Agreement – On April 18, 2007, the Company entered into a Registration Rights Agreement (the ‘‘Registration Rights Agreement’’) with the Investors. Pursuant to the Registration Rights Agreement, the Company has agreed to register the resale of the shares of Common Stock sold to the Investors pursuant to the Securities Purchase Agreement, including the shares issuable upon exercise of the Warrants. The Company agreed to file with the SEC a registration statement with respect to this registration within 30 days after closing. The Company filed such registration statement on May 31, 2007, within this 30 day timeframe. The registration statement was declared effective as of July 9, 2007.

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30, 2007, the Company held outstanding forward exchange positions for the purchase of euros, expiring through December 2007, in the amount of $855,140 with a weighted average conversion rate of €1 = $1.4252 as compared to the spot rate at September 30, 2007 of €1 = $1.4272. Gain or loss on foreign transactions related to the foreign currency forward contracts, which was de minimis, is included in other income and expense.

NOTE 12 — PROVISION FOR INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48 – ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, ‘‘Accounting for Income Taxes.’’

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

The Company’s income tax benefit for the three-months and six months ended September 30, 2007 and 2006 consists of federal and state and local taxes attributable to Gosling-Castle Partners Inc. (‘‘GCP’’) which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the three-months ended September 30, 2007 and 2006, the Company recognized $37,038 and $37,038 of deferred tax benefits, respectively, and $74,076 and $74,076 for the six-months ended September 30, 2007 and 2006, respectively.

On December 1, 2003, the Company recorded a deferred tax liability of $629,444 as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

Pursuant to FIN 48, the Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. The Company did not recognize any such interest and/or penalties during the six-months ended September 30, 2007 and 2006.

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

At September 30, 2007 total unrecognized compensation cost amounted to approximately $2,140,868, representing 628,050 unvested options. There were no options exercised under the share-based payment arrangements during the six-months ended September 30, 2007 and 2006.

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

A summary of the options outstanding under the stock option plan is as follows:

	Six-months ended September 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,294,125	$7.19	888,500	$6.82
Granted	48,500	6.93	440,000	7.91
Forfeited	(35,000)	6.51	—	—
Outstanding at end of period	1,307,625	7.20	1,328,500	7.18
Options exercisable at period end	679,575	7.10	409,267	$6,63
Weighted average fair value of options granted during the period		3.23		$3.63

The following table represents information relating to stock options outstanding at September 30, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price	Aggregate Intrinsic value
$5.00 – $6.00	440,500	6.52	309,700	5.98	$—
$6.01 – $7.00	129,500	9.49	24,250	6.39	—
$7.01 – $8.00	537,000	7.97	250,000	7.72	—
$8.01 – $9.00	200,625	8.79	95,625	9.00	—
	1,307,625	7.75	679,575	7.20	$—

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	September 30, 2007	September 30, 2006
Risk-free interest rates	5.08%	4.93 – 5.19%
Expected options life in years	7.00	7.00
Expected stock price volatility	50%	75%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company’s stock options that have not vested for the three-months and six-months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Nonvested at April 1, 2007	720,500	$7.21
Granted	48,500	6.93
Canceled or expired	(35,000)	6.51
Vested	(64,225)	7.25
Nonvested at June 30, 2007	669,775	$7.29
Granted	—	—
Canceled or expired	—	—
Vested	(41,725)	6.72
Nonvested at September 30, 2007	628,050	$7.31

As of September 30, 2007, there was $2,140,868 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.41 years. The total fair value of shares vested during the three-months ended September 30, 2007 and 2006 was $266,708 and $276,921, respectively, and $536,896 and $771,415 for the six-months ended September 30, 2007 and 2006, respectively.

Since no options were exercised, the Company did not recognize any tax benefit for the six-months ended September 30, 2007 and 2006.

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

Effective with the Company’s registration statement (Reg. no. 333-143422), as amended, filed with the SEC on June 29, 2007 and effective as of July 9, 2007, the registration rights penalty was eliminated. The Company has reflected the fair value of the combined instrument at March 31, 2007 included in the balance sheet caption accrued expenses, put warrants payable and derivative instrument of approximately $189,397.

Common Stock Warrants Issued to Senior Note Holders

In connection with the issuance of the latest tranche of senior notes in November 2006, the Company entered into a warrant agreement to grant the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at relative fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount will be recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For the three-months ended September 30, 2007 and 2006, the Company recorded $73,562 and $5,148 respectively of senior note accretion as interest expense, and $147,124 and $10,296 for the six-months ended September 30, 2007 and 2006 respectively.

Common Stock Warrants Issued to Financial Advisor

In July 2005, the Company granted to a financial advisor warrants to purchase up to 100,000 shares of common stock at $8.00 per share. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon the completion of the initial public offering in April 2006. The Company fair valued the warrant at $283,727 and recorded a charge upon vesting. The charge is included in interest expense for the six-months ended September 30, 2006 on the accompanying condensed consolidated statements of operations.

The following is a summary of the company’s outstanding warrants for the six-months ended September 30, 2007:

	Warrants	Weighted Average Exercise Price Per Warrant
Warrants outstanding and exercisable, March 31, 2007	812,218	$7.75
Granted	1,443,214	6.57
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, June 30, 2007	2,255,432	$6.99
Granted	—	—
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, September 30, 2007	2,255,432	$6.99

NOTE 14 — RELATED PARTY TRANSACTIONS

A.	The Company is operating under an agreement with MHW, Ltd. (‘‘MHW’’) whereby MHW acts as the Company’s agent in the distribution of its products across the United States. MHW’s president also serves as a director of the Company and has a de minimus indirect ownership interest in the Company. In addition, MHW has a 10% ownership interest in the Celtic Crossing trade mark, one of the Company’s products, in the United States and its territories, Canada, Mexico, and the Caribbean.

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

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the three-months ended September 30, 2007 and 2006, aggregate charges recorded for all services provided were approximately $95,390 and $64,651, respectively and were $169,413 and $124,358 for the six-months ended September 30, 2007 and 2006, respectively. These charges have been included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

B.	The Company has transactions with Knappogue Corp., a stockholder in the Company. Knappogue Corp. is controlled by the Company’s CEO and his family. The transactions primarily involve rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes including Company meetings and to entertain customers. For the three-months ended September 30, 2007 and 2006, the Company recognized $24,267 and $5,000 respectively, and recognized $37,754 and $5,000 for the six-months ended September 30, 2007 and 2006, respectively These charges have been included in selling expense in the accompanying condensed consolidated statement of operations.

C.	In April 2004, the Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. For the three-months ended September 30, 2007 and 2006, the Company recognized $19,816 and $13,220, respectively and $32,484 and $22,546 for the six-months ended September 30, 2007 and 2006, respectively, under this contract. These charges have been included in general and administrative expense in the accompanying condensed consolidated statement of operations.

D.	For the three-months ended September 30, 2007 and 2006, and for the six-months ended September 30, 2007 and 2006, the Company purchased goods from Terra Manufacturing Limited (‘‘Terra’’) and Carbery Milk Products Limited (‘‘Carbery’’) of approximately $766,405 and $692,078, respectively, and $325,302 and $1,101,885 respectively. The Company had assumed the underlying supplier agreements with Terra and Carbery from CB-Ireland. Terra’s affiliate, Tanis Investments, and Carbery are both shareholders in the Company. As of September 30, 2007 and 2006, the Company was indebted to these two affiliates in the amount of approximately $982,851 and $446,685 respectively, which is included in due to stockholders and affiliates on the accompanying condensed consolidated balance sheet.

E.	For the three-months ended September 30, 2007 and 2006, the Company made royalty payments of approximately $10,306 and $9,563, respectively, and for the six-months ended September 30, 2007 and 2006 it made payments of $20,418 and $18,976, respectively, for use of a patent, to an entity that is owned by two stockholders in the Company. These charges have been included in other expense on the accompanying condensed consolidated statements of operations. The royalty agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($128,448) for the duration of the licensing period, which expires on December 1, 2008.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (‘‘Irish Distillers’’), which provides for the production of Irish whiskeys for the Company through 2017, subject to annual extensions on a rolling ten year basis. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current year and contracts to purchase that amount. For the calendar year ended December 31, 2007, the Company has contracted to purchase approximately €566,349 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

C.	In August 2004, Castle Brands entered into an agency agreement with I.L.A.R. S.p.A. (‘‘ILAR’’), the producer of Pallini Limoncello and its flavor extensions, to be the sole and exclusive importer of Pallini Limoncello and its flavor extensions throughout the United States and its territories and possessions. This agreement is subject to automatic renewal for three or five years per renewal period depending upon Castle Brands achievement of contractual case sale targets. The agreement expires on December 31, 2009, unless the contractual case sales targets have been met.

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

The Gosling’s global distribution agreement, which excludes Bermuda, commenced on April 1, 2005 and has a 15 year term. It is renewable for additional 15 year terms as long as GCP meets certain case sale targets during the initial term as set forth in the agreement. The Company ascribed the entire purchase of $5,000,000 to the Gosling global distribution agreement described above. In conjunction with this transaction the Company recorded a deferred tax liability of $2,222,222 to reflect the difference between the adjusted book value and tax basis. This deferred tax liability was recorded as an increase to the value of the distribution agreement and is included in intangible assets.

Castle Brands Inc. has agreed to fund certain operating losses of GCP. The balance funded at September 30, 2007 is approximately $3,275,000.

E.	The Company subleases office space in Dublin, Ireland and New York, NY and leases office space in Houston, TX and Louisville, KY. The Dublin office lease commenced on June 1, 2004 and extends through February 28, 2009. Rent is payable quarterly in advance. The New York City lease commenced on August 15, 2004 and extends through March 30, 2008. The Houston lease commenced on February 24, 2000 and extends through March 31, 2008. The Louisville lease commenced June 1, 2004, became effective for the Company concurrent with the acquisition of McLain & Kyne, Ltd., and expires May 31, 2009. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments are as follows:

For the years ending September 30,	Amount
2008	$159,293
2009	22,962
2010	4,349
Total	$186,604

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $109,299 and $105,026 for the three-months ended September 30, 2007 and 2006, respectively, and $214,411 and $197,983 for the six-months ended and September 30, 2007 and 2006, respectively, and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

G.	Pursuant to a composite inter-company guarantee in the amount of €860,000 ($1,227,392) completed in February 2005 between the Company, Castle Brands Spirits Company Limited and Castle Brands Spirits (GB) Limited, the Company has guaranteed the loans from Ulster Bank to the Company’s European subsidiaries.

H.	The Company is subject to strict government regulations associated with the marketing, importation, warehousing, transportation and distribution of spirits.

NOTE 16 — CONCENTRATIONS

A.	Credit Risk – The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of September 30, 2007, the Company exceeded the insured limit by approximately $10,900,000. Management believes the Company is not exposed to any significant credit risk because the institutions are international money center banking institutions with strong financial positions.

B.	Suppliers – The Company has entered into a supplier agreement with Irish Distillers, Ltd., which provides for the production of single malt, blended and grain Irish whiskeys for the Company through 2015, with automatic renewal thereafter for successive five (5) calendar year renewal terms.

The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

The Company has entered into a distribution agreement with ILAR, S.p.A to be the sole-producer of the Pallini premium Italian liqueurs, expiring December 31, 2009, subject to a three or five year renewal, depending on case purchase.

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

C.	Customers – Sales to the Company’s two largest customers for the three and six-months ended September 30, 2007 accounted for approximately 47% and 35%, respectively, of the Company’s revenues and approximately 31% of accounts receivable at September 30, 2007.

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

On September 6, 2007 the Company was served with a lawsuit, International Brands USA, Inc. v. Castle Brands, Inc., now pending in Supreme Court, New York County, New York. The complaint alleges several claims relating to the Company’s decision not to proceed with the acquisition of a privately-held spirits importing business. The Company believes the claims have no legal or factual merit and is vigorously defending the matter.

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

	For the three-months ended September 30,
	2007		2006
Consolidated Revenue:
International	$3,488,992	39.1%	$1,969,140	31.5%
United States	5,431,960	60.9%	4,282,922	68.5%
Total Consolidated Revenue	$8,920,952	100%	$6,252,062	100%
Consolidated Depreciation and Amortization:
International	$22,411	7.9%	$19,353	7.9%
United States	261,863	92.1%	226,441	92.1%
Total Consolidated Depreciation and Amortization	$284,274	100%	$245,794	100%
Income Tax Benefit:
United States	$37,038	100%	$37,038	100%
Revenues by Category:
Vodka	$3,927,960	44.0%	$2,024,189	32.4%
Rum	1,905,219	21.4%	2,138,809	34.2%
Liqueurs/Cordials	1,940,863	21.8%	1,329,587	21.3%
Whiskey	1,010,289	11.3%	692,590	11.1%
Other*	136,621	1.5%	66,887	1.0%
Total Consolidated Revenue	$8,920,952	100%	$6,252,062	100%
Consolidated Assets:
International	$9,127,718	13.8%	$6,027,458	10.4%
United States	56,828,943	86.2%	51,830,254	89.6%
Total Consolidated Assets	$65,956,661	100.0%	$57,857,712	100.0%

	For the six-months ended September 30,
	2007		2006
Consolidated Revenue:
International	$5,192,622	35.7%	$3,852,184	32.9%
United States	9,352,415	64.3%	7,860,283	67.1%
Total Consolidated Revenue	$14,545,037	100%	$11,712,467	100%
Consolidated Depreciation and Amortization:
International	$43,984	7.9%	$38,295	8.0%
United States	511,717	92.1%	441,993	92.0%
Total Consolidated Depreciation and Amortization	$555,701	100%	$480,288	100%
Income Tax Benefit:
United States	$74,076	100%	$74,076	100%
Revenues by Category:
Vodka	$5,568,895	38.3%	$3,862,152	33.0%
Rum	3,994,032	27.5%	3,944,885	33.7%
Liqueurs/Cordials	2,989,653	20.5%	2,379,712	20.3%
Whiskey	1,772,332	12.2%	1,420,673	12.1%
Other*	220,125	1.5%	105,045	0.9%
Total Consolidated Revenue	$14,545,037	100%	$11,712,467	100%

*	Includes related food products.

NOTE 19 — SUBSEQUENT EVENTS

On October 22, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a former director of the Company, which enables the Company to borrow up to $5,000,000. The Company does not presently anticipate borrowing any advances under this credit facility. Any amounts outstanding under the credit facility bear interest at a rate of 10% per annum. Interest is payable quarterly. The maturity date of any amounts outstanding is the earlier of one business day after the closing of a financing transaction which results in gross proceeds to the Company of at least $10,000,000 and February 28, 2009.

Upon entering into the credit agreement, the Company paid the lender a facility fee of $175,000. If the Company draws down on the credit facility, upon receiving its first advance, it would have to pay the lender an additional facility fee of $200,000. As additional consideration for entering into the credit facility, the Company issued to the Lender a warrant to purchase 50,000 shares of common stock, par value $0.1 per share, at an exercise price of $4 per share.

An event of default under the credit facility occurs if the Company (a) fails to make payment of principal or interest on the maturity date, (b) fails to make payment of any fees or quarterly interest payments when due and after 10 business days of prior written notice to the Company by the lender of the failure to pay, (c) breach the affirmative covenants contained in the credit agreement and fail to cure the breach generally within 30 days of the breach or (d) becomes insolvent or begins an insolvency proceeding or one is begun against the Company and is not dismissed or stayed within 90 days. If an event of default occurs, the lender could declare all principal and interest immediately due and payable and the interest rate will increase by 200 basis points above the current interest rate.

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

Currency Translation

The functional currencies for our foreign operations are the euro in Ireland and continental Europe, the British pound in the United Kingdom and the Canadian dollar in Canada. With respect to our condensed consolidated financial statements, the translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

Where in this quarterly report we refer to amounts in euros, British pounds or Canadian dollars we have for your convenience also in certain cases provided a translation of those amounts to U.S. dollars in parenthesis. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the translations in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the translations have been made using the exchange rates as of September 30, 2007, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2007, the exchange rate of the euro, the British pound and the Canadian dollar in exchange for U.S. dollars were €1.00 = U.S. $1.4272 (equivalent to U.S. $1.00 = €0.7012) for euros, £1.00 = U.S. $2.0477 (equivalent to U.S. $1.00 = £0.4886) for British Pounds, and CAN $1.00 = U.S. $0.9929 (equivalent to U.S. $1.00 = CAN $1.0081) for Canadian dollars, respectively.

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

Historically, our sales in Ireland have been made ‘‘in-bond’’, net of excise taxes. In September 2007, we made an initial sale to our new distributor in Ireland ‘‘ex-bond’’ that included $1.9 million in excise taxes and VAT. These taxes are reflected in both our revenues and cost of sales as an equal increase to both. While the inclusion of $1.9 million dollars in both revenues and cost of sales has no net effect in gross margin, the inclusion did have a negative effect on our gross margin percent, purely as a mathematical consequence of increasing the denominator in the calculation.

Financial performance overview

The following table sets forth certain information regarding our case sales for the three and six-month periods ended September 30, 2007 and 2006. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three-months Ended September 30,		Six-months Ended September 30,
Case Sales	2007	2006	2007	2006
Cases
United States	60,769	48,107	105,492	90,637
International	37,568	32,011	67,015	59,976
Total	98,337	80,118	172,507	150,613
Vodka	55,132	39,172	91,129	73,036
Rum	19,151	23,122	41,921	42,985
Liqueurs/cordials	17,078	13,207	27,496	25,112
Whiskey	6,976	4,617	11,961	9,480
Total	98,337	80,118	172,507	150,613
Percentage of Cases
United States	61.8%	60.1%	61.2%	60.2%
International	38.2%	39.9%	38.8%	39.8%
Total	100.0%	100.0%	100.0%	100.0%
Vodka	56.0%	48.9%	52.8%	48.5%
Rum	19.5%	28.9%	24.3%	28.5%
Liqueurs/cordials	17.4%	16.4%	16.0%	16.7%
Whiskey	7.1%	5.8%	6.9%	6.3%
Total	100.0%	100.0%	100.0%	100.0%

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

Goodwill and other intangible assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and other intangible assets of businesses acquired. As of September 30, and March 31, 2007, goodwill and other intangible assets that arose from acquisitions were $12.5 million and $13.0 million, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead, are tested for impairment annually or, more frequently, if circumstances indicate a possible impairment may exist.

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

Stock-based compensation

We follow Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R, ‘‘Share Based Payment’’ with respect to accounting for stock-based compensation. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 123R.

No tax benefits were attributed to the stock-based compensation expense in this quarter because a valuation allowance was maintained for substantially all net deferred tax assets. We follow the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R, ‘‘Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.’’ This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for outstanding awards.

Stock based compensation for the three-months ended September 30, 2007 and 2006 was $0.3 million and $0.3 million, respectively, and $0.5 million and $0.8 million, respectively, for the six-months ended September 30, 2007 and 2006. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during the six-months ended September 30, 2007 and 2006 are included in Note 13 to the condensed consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Three-months Ended September 30,		Six-months Ended September 30,
	2007	2006	2007	2006
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.2%	67.7%	68.3%	66.6%
Gross profit	27.8%	32.3%	31.7%	33.4%
Selling expense	49.7%	75.1%	59.6%	70.3%
General and administrative expense	23.4%	30.4%	28.5%	35.3%
Depreciation and amortization	3.2%	3.9%	3.8%	4.1%
Gain/(Loss) from continuing operations	(48.5)%	(77.1)%	(60.2)%	(76.3)%
Other income	0.0%	0.0%	0.0%	0.0%
Other expense	(0.1)%	(0.2)%	(0.1)%	(0.1)%
Foreign exchange gain/(loss)	12.1%	4.2%	8.0%	5.6%
Interest expense, net	(3.5)%	(1.2)%	(5.5)%	(4.3)%
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	0.0%	0.0%	0.0%	(2.5)%
Current credit/(charge) on derivative financial instrument	0.0%	(0.1)%	1.3%	(0.1)%
Income tax benefit	0.4%	0.6%	0.5%	0.6%
Minority interests	2.8%	6.3%	3.4%	6.3%
Net loss	(36.8)%	(67.5)%	(52.6)%	(70.8)%
Less:
Preferred stock and preferred membership unit dividends	0.0%	0.0%	0.0%	0.4%
Net loss attributable to common stockholders	(36.8)%	(67.5)%	(52.6)%	(71.2)%

Three-months Ended September 30, 2007 Compared With Three-months Ended September 30, 2006

Net sales.    Net sales increased $2.7 million, or 42.7%, to $8.9 million in the three-months ended September 30, 2007 from $6.3 million in the comparable prior period. As described in the ‘‘Overview’’ section above, included in the current period net sales is $1.9 million dollars of excise tax on the initial sale to our new distributor in Ireland. In addition to the effects of this one time increase to net sales, net sales during the three-months ended September 30, 2007, were also positively affected by our continuing to increase the price of certain of our products as a part of our overall pricing strategy. Our increase in net sales also reflects an increase in overall case sales, primarily from existing brands. The weakening dollar vis-à-vis the euro and the British pound also positively impacted our net sales as our international sales which are denominated in euros and British pounds translated to U.S. dollars at a higher rate. However, some of these net sales gains were offset by reduced net sales from direct imports into the U.S. In a direct import sale, whereby federal excise taxes are paid directly by the distributor and not included in our revenue and cost of sales, resulting in lower revenue and cost per case, ending in an increase in gross margin percent.

Our U.S. case sales as a percentage of total case increased to 61.8% during the three-months ended September 30, 2007 as compared to 60.1% in the comparable period in 2006. This percentage of total case sales sold in the U.S. continues to reflect the momentum of our portfolio in the U.S., particularly for Boru vodka and the Pallini liqueurs.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the three-months ended September 30, 2007 as compared to the prior year period. Current period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne on October 12, 2006. The decrease in rum case sales was primarily due to a significant buy-in by our distributors in the quarter ended March 31, 2007 in anticipation of Gosling’s rum price increases later in the year. Although this buy-in has negatively affected year-over-year rum case sales, we view this as further indication of the continuing strength of the brand, as the distributors are willing to carry the cost of the additional inventory.

	Increase in case sales		Percentage increase
	Overall	U.S.	Overall	U.S.
Vodka	15,960	10,774	40.7%	70.2%
Rum	(3,971)	(1,999)	(17.2)%	(10.4)%
Liqueurs/cordials	3,871	2,634	29.4%	21.2%
Whiskey	2,359	1,253	51.1%	107.5%
Total	18,219	12,662	22.8%	26.3%

Gross profit.     Gross profit increased 22.9% to $2.5 million during the three-months ended September 30, 2007 from $2.0 million in the comparable prior period, while our gross margin decreased to 27.8% during the three-months ended September 30, 2007 compared to 32.3% for the comparable prior period.

The absolute increase in gross profit reflected our increased level of case sales. As described in the ‘‘Overview’’ section above, the decrease in gross margin percentage is a result of the effects of the $1.9 million of excise tax included in the current period from our initial sale to our new distributor in Ireland. The effect of this one-time event was partially offset by the positive effects of price increases on certain of our products as part of an overall pricing strategy, coupled with a change in product mix of some of our higher margin products, including shifts in both brands and sizes and the effects of an increase in direct imports. These increases were partially offset by the adverse effects of the weakening dollar vis-à-vis the euro and the resulting increase in real U.S. dollar costs of our euro billed production.

Selling expense.     Selling expense decreased 5.5% to $4.4 million in the three-months ended September 30, 2007 from $4.7 million in the comparable prior year period. This decrease in selling expense was largely attributable to a combination of reduced overall spending and the timing of certain advertising promotional programs, including decreases in distributor incentives and sales support costs of $0.2 million. The decrease of these costs was offset in part by an increase in personnel to strengthen our sales and marketing team. We added new personnel, which resulted in an increase in consultancy and compensation expense of $0.4 million. Stock-based compensation expense attributable to sales and marketing personnel remained flat at $0.1 million in the three-months ended June 30, 2007 when compared to the comparable prior period. As a result of the foregoing, selling expense as a percentage of net sales decreased to 49.7% in the three-months ended September 30, 2007 as compared to 75.1% for the comparable prior year period.

General and administrative expense.    General and administrative expense increased 10.1% to $2.1 million in the three-months ended September 30, 2007 from $1.9 million in the comparable prior year period. The increase in general and administrative expense was primarily attributable to $0.1 million of increases in compensation expense and $0.1 million in capital based taxes. As a result of the foregoing, general and administrative expense as a percentage of net sales decreased to 23.4% in the three-months ended September 30, 2007 compared to 30.4% for the comparable prior year period.

Depreciation and amortization.    Depreciation and amortization during the quarter ended September 30, 2007 was approximately the same as the comparable prior year quarter at $0.3 million.

Other Income/(Expense), Net.    Other income/(expense), net, increased 74.6% to $1.0 million during the three-months ended September 30, 2007 from $0.6 million in the comparable prior period. The major components of this category include a change in foreign exchange, net interest income/(expense) and minority interest.

The foreign exchange gain during the three-months ended September 30, 2007 increased to $1.1 million as compared to $0.3 million in the comparable prior period. The increased gain in the current period is attributable to the strengthening of the euro and the British pound against the dollar, as compared to the comparable prior year period, on our intercompany loans to our foreign subsidiaries.

Interest income during the three-months ended September 30, 2007 increased to $0.3 million from $0.2 million in the comparable prior year period. The source of this income is the investment of our excess cash. Interest expense during the three-months ended September 30, 2007 was $0.5 million versus $0.3 million in the comparable prior year period. The increase in interest expense is primarily attributable to the expansion of our senior notes in November 2006.

Minority interest during the three-months ended September 30, 2007 amounted to a credit of $0.3 million as compared to a credit of $0.4 million in the comparable prior year period as a result of improving operations recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common stockholders.     The net loss attributable to common stockholders for the three-months ended September 30, 2007 decreased 22.2% to $3.3 million from $4.2 million in the comparable prior year period. Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued in our private placement completed in May 2007. The net loss per common share for the three-months ended September 30, 2007 and 2006 include no preferred dividends.

Six-months Ended September 30, 2007 Compared With Six-months Ended September 30, 2006

Net sales.    Net sales increased $2.8 million, or 24.2%, to $14.5 million in the six-months ended September 30, 2007 from $11.7 million in the comparable prior period. As described in the ‘‘Overview’’ section above, included in the current period net sales is $1.9 million dollars of excise tax on the initial sale to our new distributor in Ireland. In addition to the effects of this one time increase to net sales, net sales during the six-months ended September 30, 2007, were also positively affected by our continuing to increase the price of certain of our products as a part of our overall pricing strategy. Our increase in net sales also reflects an increase in overall case sales, primarily from existing brands. The weakening dollar vis-à-vis the euro and the British pound also positively impacted our net sales as our international sales which are denominated in euros and British pounds translated to U.S. dollars at a higher rate. However, some of these net sales gains were offset by reduced net sales from direct imports into the U.S. In a direct import sale, federal excise taxes are paid directly by the distributor, resulting in lower revenue and cost per case, ending in an increase in gross margin percent.

Our U.S. case sales as a percentage of total cases increased to 61.2% during the six-months ended September 30, 2007 as compared to 60.2% in the comparable period in 2006. This percentage of total case sales sold in the U.S. continues to reflect the momentum of our portfolio in the U.S., particularly for Boru vodka and the Pallini liqueurs.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the six-months ended September 30, 2007 as compared to the prior year period. Current period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne on October 12, 2006. The decrease in rum case sales was primarily due to a significant buy-in by our distributors in the quarter ended March 31, 2007 in anticipation of Gosling’s rum price increases later in the year. Although this buy-in has negatively affected year-over-year rum case sales, we view this as further indication of the continuing strength of the brand, as the distributors are willing to carry the cost of the additional inventory.

	Increase in case sales		Percentage increase
	Overall	U.S.	Overall	U.S.
Vodka	18,093	14,859	24.8%	50.0%
Rum	(1,064)	(2,862)	(2.5)%	(8.2%)
Liqueurs/cordials	2,384	439	9.7%	1.9%
Whiskey	2,481	2,419	26.2%	102.8%
Total	21,894	14,855	14.6%	16.4%

Gross profit.     Gross profit increased 17.5% to $4.6 million during the six-months ended September 30, 2007 from $3.9 million in the comparable prior period, while our gross margin decreased to 31.7% during the six-months ended September 30, 2007 compared to 33.4% for the comparable prior period.

The absolute increase in gross profit reflected our increased level of case sales. As described in the ‘‘Overview’’ section above, the decrease in gross margin percentage is a result of the effects of the $1.9 million of excise tax included in the current period from our initial sale to our new distributor in Ireland. The effect of this one-time event was partially offset by the positive effects of price increases on certain of our products as part of an overall pricing strategy, coupled with a change in product mix of some of our higher margin products, including shifts in both brands and sizes and the effects of an increase in direct imports. These increases were partially offset by the adverse effects of the weakening dollar vis-à-vis the euro and the resulting increase in real U.S. dollar costs of our euro billed production.

Selling expense.     Selling expense increased 5.3% to $8.7 million in the six-months ended September 30, 2007 from $8.2 million in the comparable prior year period. A decrease in certain marketing programs of $0.6 million in the six-months ended September 30, 2007 was offset by primarily by the addition of new personnel, which resulted in an increase in consultancy, compensation and related expenses of $1.1 million. Stock-based compensation expense attributable to sales and marketing personnel remained flat at $0.2 million in the six-months ended September 30, 2007 when compared to the comparable prior period. As a result of the foregoing, selling expense as a percentage of net sales decreased to 59.6% in the six-months ended September 30, 2007 as compared to 70.3% for the comparable prior year period.

General and administrative expense.    General and administrative expense increased 0.1% to $4.2 million in the six-months ended September 30, 2007 from $4.1 million in the comparable prior year period. The increase in general and administrative expense was primarily attributable to $0.2 million of increases in compensation expense and $0.1 million in capital based taxes and other public company expenses. As a result of the foregoing, general and administrative expense as a percentage of net sales decreased to 28.5% in the six-months ended September 30, 2007 compared to 35.3% for the comparable prior year period.

Depreciation and amortization.    Depreciation and amortization increased 15.7% to $0.6 million during the six-months ended September 30, 2007 from $0.5 million in the comparable prior year period. This increase is primarily due to increased assets.

Other Income/(Expense), Net.    Other income/(expense), net, increased to 67.5% to $1.1 million during the six-months ended September 30, 2007 from $0.7 million in the comparable prior period. The major components of this category include a change in foreign exchange, net interest income/(expense) and minority interest.

The foreign exchange gain during the six-months ended September 30, 2007 increased to $1.2 million as compared to $0.7 million in the comparable prior period. The increased gain in the current period is attributable to the strengthening of the euro and the British pound against the dollar, as compared to the comparable prior year period, on our intercompany loans to our foreign subsidiaries.

Interest income during the six-months ended September 30, 2007 was $.3 million as compared to $0.5 in the comparable prior year period. The source of this income is the investment of the proceeds of our excess cash. Interest expense during the six-months ended September 30, 2007 increased to $1.1 million from $1.0 million in the comparable prior year period. The increase in interest expense is primarily attributable to the expansion of our Senior Notes in November 2006.

Minority interest during the six-months ended September 30, 2007 amounted to a credit of $0.5 million as compared to a credit of $0.7 million in the comparable prior year period as a result of improving operations recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common stockholders.     The net loss attributable to common stockholders for the six-months ended September 30, 2007 decreased 7.7% to ($7.7) million from ($8.3) million in the comparable prior year period. Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued in our private placement completed in May 2007. The net loss per common share for the six-months ended September 30, 2007 and 2006 included $0.0 and $0.1 of preferred dividends, respectively.

EBITDA.    EBITDA increased 7.0% to ($5.9) million for the six-months ended September 30, 2007 from ($6.2) million the comparable prior year period. EBITDA represents net income before deducting interest expense (including expensing of deferred financing costs), income taxes, depreciation and amortization and the impact of the non-cash charge for stock-based compensation reported under SFAS 123(R). We use EBITDA as the primary internal management measure for evaluating performance on a period over period analysis, when comparing actual results to budgeted performance and when allocating additional resources. This non-GAAP financial measure is presented in order to assist industry analysts and investors in assessing our liquidity, our ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including interest payments, debt principal repayments, and other non-recurring charges, which are not reflected in EBITDA. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth our reconciliation of EBITDA to net loss (the most directly comparable financial measure):

	Six-months Ended September 30,
(Dollars in thousands)	2007	2006
Net loss	$(7,686)	($8,282)
Add (subtract):
Income tax benefit	(74)	(74)
Interest expense, net, including expensing of deferred financing costs	801	794
Depreciation and amortization	555	480
Stock based compensation	537	771
EBITDA	$(5,867)	$(6,311)

Liquidity and capital resources

Since our inception, we have incurred significant operating and net losses and, in addition, have not generated positive cash flows from operations. As of September 30, 2007, we had stockholders’ equity of $35.3 million and working capital of $28.8 million as compared to $23.6 million and $17.1 million, respectively, at March 31, 2007. These increases are primarily the result of our May 2007 private placement, which raised net proceeds of $19.6 million upon the sale of 3,520,035 common shares at the offering price of $5.97 per share. The proceeds have been and will continue to be used for working capital and general corporate purposes, including, without limitation, sales and marketing activities.

At September 30, 2007, we had cash and cash equivalents and short-term investments of approximately $11.6 million as compared to $6.9 million at March 31, 2007. This $4.7 million increase is primarily attributable to our May 2007 private placement, net of our operating and capital uses. In addition, at September 30, 2007, we had approximately $0.7 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for a line of credit.

We believe that we will be able to fund our operations for the next twelve months from our projected cash flow from operations, improvements in our working capital, the $5.0 million available from our 10% credit facility with Frost Nevada Investments Trust, and current cash and cash equivalents and short term investments. Beyond the next twelve months, we anticipate additional financing will be needed to fund working capital and other requirements. Changes in our operating plans, acquisitions or other additions of brands, lower than anticipated sales, increased expenses, or other events, including those described in our Annual Report on Form 10-K for the year ended March 31, 2007, under the caption ‘‘Risk Factors,’’ may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near-to-mid term:

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	addition of administrative and sales personnel as our business expands;

•	increases in advertising, public relations and sales promotions for existing and new brands;

•	acquisition of additional spirits brands;

•	continued legal, accounting and other expenses due to our status as a public company;

•	financing the operations of our 60%-owned Gosling-Castle Partners strategic export venture; and

•	expansion into new markets and within existing markets in the United States and internationally.

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

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Six-months Ended September 30,
	2007	2006
Net cash provided by (used in):
Operating activities	($14,557)	($13,472)
Investing activities	(2,365)	(230)
Financing activities	19,462	25,819
Net increase in cash and cash equivalents	$2,540	$12,117

Operating activities.    A substantial portion of our available cash has been used to fund our operating activities. In general, these cash funding requirements are based on operating losses, driven chiefly by our investment in our selling and marketing efforts. With increases in our overall sales volumes, we have also utilized cash to fund our receivables and inventories. In general, these increases are only partially offset by increases in our accounts payable to our suppliers and accrued expenses. Our business has incurred significant losses since inception.

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

In the six-months ended September 30, 2007, net cash used in operating activities was $14.6 million, consisting primarily of losses from our operations of $7.7 million, increases in accounts receivable and inventories of $3.9 million and $2.7 million, respectively, $1.0 million resulting from the effect of changes in foreign currency rates, and minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners of $0.5 million. These uses of cash were offset, in part, by $0.3 in written off deferred financing charges, and by non-cash charges for depreciation and amortization and stock-based compensation expense of $0.6 million and $0.5 million, respectively.

Investing activities.    We fund certain acquisitions and operating activities primarily with cash and short-term investments. Net cash used in investing activities was $2.4 million during the six-months ended September 30, 2007, consisting of the proceeds from sale of certain short-term investments of $10.1 million, which was offset by the purchase of $8.0 million of short-term investments.

Financing activities.    Net cash provided by financing activities during the six-months ended September 30, 2007 was $19.5 million and consisted of $21.0 million of common stock issued in our

May 2007 private placement, less $1.4 million in payments for the costs of stock issuance and a $0.2 million increase in restricted cash.

Contractual obligations

The following table sets forth our contractual commitments as of September 30, 2007 for each of the following years:

	Payments due during the year ending September 30,
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Long-term notes payable, including current portion and estimated interest Ulster Bank facilities	$461	$—	$—	$—	$—	$—	$461
9% senior notes	—	10,000	—	—			10,000
6% convertible subordinated notes	—	—	9,000	—	—	—	9,000
Capital leases	4	3	0	—			7
Operating leases	183	4	—	—	—	—	187
Total	$648	$10,007	$9,000	$—	$—	$—	$19,655

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are assessing the impact the adoption of SFAS No. 157 will have on our financial position and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2007, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, ‘‘Disclosure About Fair Value of Financial Investments.’’ We hold no investment securities that would require disclosure of market risk.

Our short-term investments consist primarily of mutual funds that are highly liquid in nature and represent the investment of cash that is available for current operations. These short-term investments are carried at fair market value.

We do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. At September 30, 2007 total forward contracts outstanding amounted to €600,000 ($856,320), calculated at the weighted average conversion rate in such contracts). Depending upon the term of the contract, the cost of these transactions can vary between approximately 50 to 150 basis points.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, and President, Chief Operating Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President, Chief Operating Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. This type of disclosure controls evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and President, Chief Operating Officer and Principal Financial Officer, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary. Based upon the evaluation of our Disclosure Controls, our Chief Executive Officer and President, Chief Operating Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On September 6, 2007 we were served with a lawsuit, International Brands USA, Inc. v. Castle Brands, Inc., now pending in Supreme Court, New York County, New York. The complaint alleges several claims relating to our decision not to proceed with the acquisition of a privately-held spirits importing business. We believe the claims have no legal or factual merit and are vigorously defending the matter.

Furthermore, we may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 1A.    Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of proceeds from registered securities

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)    We held our Annual Meeting of Stockholders on September 12, 2007.

(b)    Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to the Board of Directors Nominating Committee’s nominees listed in the Proxy Statement, and all such nominees were elected. Directors elected were Mark Andrews, Keith A. Bellinger, John F. Beaudette, Robert J. Flanagan, Gill Jefferson, Colm Leen, Richard C. Morrison, Frederick M. R. Smith and Kevin Tighe.

The results of the election of directors were as follows:

	For	Against
Mark Andrews	11,217,545	87,519
Keith A. Bellinger	10,017,545	1,287,519
John F. Beaudette	8,433,944	2,871,120
Robert J. Flanagan	11,217,670	87,394
Gill Jefferson	11,217,670	87,394
Colm Leen	8,431,644	2,873,420
Richard C. Morrison	11,217,670	87,394
Frederick M. R. Smith	11,216,945	88,119
Kevin Tighe	11,217,670	87,394

(c)    The appointment of Eisner LLP, independent registered public accounting firm, to audit our consolidated financial statements for the 2008 fiscal year was ratified by the following vote:

For	11,294,633
Against	2,945
Abstain	7,486

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Keith A. Bellinger
Keith A. Bellinger
President and Chief Operating Officer
(Duly Authorized Officer and Principal Financial Officer)
November 14, 2007

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