Form 10-Q
period 2007-12-31
Castle Brands Inc
filed 2008-02-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

The Company had 15,629,776 shares of $0.01 par value common stock outstanding at February 13, 2008.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$791,063	$1,004,957
Short-term investments	7,171,374	5,912,464
Accounts receivable – net of allowance for doubtful accounts of $221,934 and $352,458	8,159,861	6,503,449
Due from affiliates	11,407	10,328
Inventories	10,156,765	10,716,983
Prepaid expenses and other current assets	1,531,829	1,585,901
TOTAL CURRENT ASSETS	27,822,299	25,734,082
EQUIPMENT – net	734,543	643,753
OTHER ASSETS
Intangible assets – net of accumulated amortization of $2,464,676 and $2,233,808	13,769,977	13,813,596
Goodwill	12,495,287	13,036,650
Restricted cash	745,620	502,643
Other assets	560,697	795,237
TOTAL ASSETS	$56,128,423	$54,525,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$3,824	$419,308
Accounts payable	3,644,858	5,150,535
Accrued expenses, put warrant payable and derivative instrument	1,809,495	1,987,669
Due to stockholders and affiliates	934,170	1,092,755
TOTAL CURRENT LIABILITIES	6,392,347	8,650,267
LONG TERM LIABILITIES
Senior notes payable	9,575,547	9,354,861
Notes payable and capital leases, less current maturities	9,002,321	9,005,207
Deferred tax liability	2,444,254	2,555,368
TOTAL LIABILITIES	27,414,469	29,565,703
COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTERESTS	302,378	1,407,645
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized; 15,629,776 and 12,109,741 shares issued and outstanding at December 31, and March 31, 2007, respectively	156,298	121,098
Additional paid in capital	104,480,522	84,086,710
Accumulated deficiency	(74,505,799)	(59,962,237)
Accumulated other comprehensive loss	(1,719,445)	(692,958)
TOTAL STOCKHOLDERS’ EQUITY	28,411,576	23,552,613
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,128,423	$54,525,961

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months Ended December 31,		Nine-months Ended December 31,
	2007	2006	2007	2006
Sales, net	$6,401,749	$7,380,605	$20,946,786	$19,093,072
Cost of sales	4,616,017	4,938,243	14,557,276	12,733,747
Allowance for obsolete and slow-moving inventory	1,707,035	—	1,707,035	—
Gross profit	78,697	2,442,362	4,682,475	6,359,325
Selling expense (Note 1L)	5,011,180	4,599,783	13,685,410	12,836,429
General and administrative expense (Note 1L)	2,072,462	2,101,331	6,224,491	6,235,824
Depreciation and amortization	236,150	262,926	791,851	743,214
Net operating loss	(7,241,095)	(4,521,678)	(16,019,277)	(13,456,142)
Other income	—	1,096	—	5,040
Other expense	(19,255)	(21,132)	(40,719)	(36,998)
Foreign exchange gain	144,454	483,799	1,304,389	1,143,588
Interest expense, net	(392,919)	(208,093)	(1,193,733)	(706,700)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	—	—	(295,368)
Current credit on derivative financial instrument	—	132,255	189,397	121,397
Income tax benefit	37,038	37,033	111,114	111,109
Minority interests	613,877	366,208	1,105,267	1,101,422
Net loss	$(6,857,900)	$(3,730,512)	$(14,543,562)	$(12,012,652)
Preferred stock dividends	—	—	—	48,238
Net loss attributable to common stockholders	$(6,857,900)	$(3,730,512)	$(14,543,562)	$(12,060,890)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.44)	$(0.31)	$(0.96)	$(1.02)
Weighted average shares used in computation, basic and diluted	15,629,776	12,051,045	15,141,981	11,827,837

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
BALANCE, MARCH 31, 2007	12,109,741	$121,098	$84,086,710	$(59,962,237)	$(692,958)	$23,552,613
Comprehensive loss
Net loss				(14,543,562)		(14,543,562)
Foreign currency translation adjustment					(1,026,487)	(1,026,487)
Total comprehensive loss						(15,570,049)
Issuance of common stock in private placement, net of issuance costs	3,520,035	35,200	19,583,286			19,618,486
Vesting of stock options as compensation			3,258			3,258
Stock-based compensation			807,268			807,268
BALANCE, DECEMBER 31, 2007	15,629,776	$156,298	$104,480,522	$(74,505,799)	$(1,719,445)	$28,411,576

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,543,562)	$(12,012,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	791,851	743,214
Change in provision for doubtful accounts	186,752	66,201
Minority interest in net loss of consolidated subsidiary	(1,105,267)	(1,101,422)
Loss on disposal of fixed assets	1,068	—
Write-off of deferred financing costs	484,369	390,756
Current (credit) on derivative financial instrument	(189,397)	(121,397)
Deferred tax benefit	(111,114)	(111,109)
Effect of changes in foreign currency rate	(1,304,813)	(997,604)
Stock-based compensation expense	807,268	1,057,396
Increase in allowance for obsolete inventories	1,681,293	—
Non-cash interest charge	—	283,727
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	295,368
Changes in operations, assets and liabilities:
Increase in accounts receivable	(1,586,986)	(4,938,326)
Increase in due from affiliates	—	(92,715)
Increase in inventory	(883,438)	(2,607,467)
Decrease/(increase) in prepaid expenses and supplies	62,239	(198,592)
Increase in other assets	(25,882)	(139,590)
Decrease in accounts payable, accrued expenses, put warrant payable and derivative instrument	(1,769,774)	(58,528)
(Decrease)/increase in due to related parties	(219,366)	175,720
Total adjustments	(3,181,197)	(7,354,368)
NET CASH USED IN OPERATING ACTIVITIES	(17,724,759)	(19,367,020)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(236,614)	(221,631)
Acquisition of intangible assets	(20,219)	(129,144)
Business acquisitions – net of cash acquired	—	(1,282,021)
Purchase of short-term investments	(10,000,000)	—
Proceeds from sale of short-term investments	8,741,090	—
NET CASH USED IN INVESTING ACTIVITIES	(1,515,743)	(1,632,796)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(16,173,044)	(18,538,838)
Proceeds from notes payable and warrants	15,739,778	20,677,017
Payments of obligations under capital leases	(2,745)	(2,609)
Increase in restricted cash	(179,800)	(97,985)
Issuance of common stock	21,014,609	31,500,000
Payments for costs of stock issuances	(1,396,123)	(2,898,063)
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,002,675	30,639,522
EFFECTS OF FOREIGN CURRENCY TRANSLATION	23,933	43
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(213,894)	9,639,749
CASH AND CASH EQUIVALENTS – BEGINNING	1,004,957	1,392,016
CASH AND CASH EQUIVALENTS – ENDING	$791,063	$11,031,765
SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock, net of fractional shares, by issuance of common stock	$—	$28,447,667
Issuance of common stock in payment of accrued dividends	$—	$1,389,765
Conversion of 5% euro denominated convertible subordinated notes by issuance of common stock	$—	$1,663,173
Conversion of 40% of 6% convertible subordinated notes by issuance of common stock	$—	$6,000,000
Issuance of common stock	$—	$705,200
Interest paid	$1,307,163	$1,000,963
Income taxes paid	$—	$—

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) and U.S. generally accepted accounting principles (‘‘GAAP’’) and in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The Condensed Consolidated Balance Sheet as of March 31, 2007 is derived from the March 31, 2007 audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

A.	Description of business and business combination – Castle Brands Inc. is the successor to Great Spirits Company, LLC, a Delaware limited liability company (‘‘GSC’’). GSC was formed in February 1998. In May 2003, Great Spirits (Ireland) Limited (‘‘GSI’’), a wholly owned subsidiary of GSC, began operations in Ireland to market GSC’s products internationally. GSI had been an inactive entity since December 2003 and was dissolved as of September 30, 2006. In July 2003, GSRWB, Inc. (renamed Castle Brands Inc.) and its wholly owned subsidiary, Great Spirits Corp. (renamed Castle Brands (USA) Corp.) (‘‘CB-USA’’), were formed under the laws of Delaware in contemplation of a pending acquisition. On December 1, 2003, Castle Brands Inc. acquired The Roaring Water Bay Spirits Group Limited and The Roaring Water Bay Spirits Marketing and Sales Company Limited and their related entities (collectively, ‘‘Roaring Water Bay’’). The acquisition has been accounted for under purchase accounting. Simultaneously, GSC was merged into CB-USA, and Castle Brands Inc. issued stock to GSC’s members in exchange for their membership interests in GSC. Subsequent to the acquisition, The Roaring Water Bay Spirits Group Limited was renamed Castle Brands Spirits Group Limited (‘‘CB-IRL’’) and The Roaring Water Bay Spirits Marketing and Sales Company Limited was renamed Castle Brands Spirits Marketing and Sales Company Limited (‘‘CB-UK’’).

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

B.	Principles of consolidation – The consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and McLain & Kyne, Castle Brands Inc.’s wholly-owned foreign subsidiaries, CB-IRL and CB-UK, and Castle Brands, Inc.’s majority owned subsidiary, GCP, with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

C.	Organization and operations – The Company is principally engaged in the manufacture, marketing and sale of fine spirit brands of vodka, whiskey, rums and liqueurs (the ‘‘products’’) in the United States, Canada, Europe, and the Caribbean. Except for Gosling’s rums and the bourbon products, which are bottled in the United States, all of the Company’s products are imported from Europe. The vodka, Irish whiskies and certain liqueurs are produced by CB-IRL, billed in euros and imported into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

D.	Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity date at acquisition of three-months or less to be cash and cash equivalents.

E.	Investments – The Company follows Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities, classifying its investments based on the intended holding period. The Company currently classifies its investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Investments consist primarily of money market accounts and mutual funds that are highly liquid in nature and represent the investment of cash that is available for current operations. The mutual fund portfolio is composed of corporate debt, commercial paper, repurchase agreements, mortgage backed securities, commercial mortgage backed securities, bank obligations, asset backed commercial paper, and asset backed securities and had a net asset value of $1.00 per unit at December 31, 2007.

F.	Trade accounts receivable – The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with, and economic status of, the Company’s customers.

G.	Revenue recognition – Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.	Inventories – Inventories, are comprised of distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold.

In December 2007 the Company recorded an allowance for obsolete and slow moving inventory of $1,707,035. This allowance was recorded on both raw materials and finished goods, primarily in the disposition of old packaging of Boru vodka, rendered obsolete with the repackaging in March 2007, and the old packaging of Clontarf Irish whiskey, rendered obsolete with the upcoming launch of the new Clontarf packaging in March 2008. The Company has reserved taking an allowance against the old Boru packaging in previous quarters as it was attempting to sell-off the old inventory in select markets. As of December 31, 2007 the new Boru packaging is available across all major markets and the Company does not foresee the ability to sell-off the old packaging in significant quantities. The allowance against the old Clontarf packaging has been recorded in the current quarter as production of the old packaging ended as of December 31, 2007 and the Company has minimal finished product remaining. In addition, in an effort to refocus efforts on faster growing and more profitable SKUs and bottle sizes, the Company is reducing the number of both on some of it other products, primarily Gosling’s rums. The charge has been recorded as an increase to Cost of Sales in the current period.

I.	Goodwill and other intangible assets – Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, and March 31, 2007, goodwill and other indefinite lived intangible assets that arose from acquisitions were $12.5 million and $13.0 million, respectively. The change in the value of goodwill and other indefinite lived intangible assets is due to the completion of a third party valuation of intangible assets acquired in the McLain & Kyne acquisition versus initial estimated values. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed its annual impairment assessment on long-lived assets, including indefinite lived intangible assets and goodwill, and concluded that no impairment existed.

J.	Excise taxes and duty – Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain and then transferred out of ‘‘bond.’’ Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold ‘‘ex warehouse’’ the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. Historically, the Company’s sales in Ireland have been made ‘‘in-bond’’, net of excise taxes. In September 2007, the Company made an initial sale to its new distributor in Ireland ‘‘ex-bond’’ that included $1,861,995 in excise taxes and VAT. These taxes are reflected in both the Company’s revenues and cost of sales as an equal increase to both. During the three-months and nine-months ended December 31, 2007 and 2006, the captions for the Company’s revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Three-months ended December 31,		Nine-months ended December 31,
	2007	2006	2007	2006
Sales, net	$869,035	$1,809,820	$5,197,091	$4,431,836
Cost of Sales	$869,035	$1,809,820	$5,197,091	$4,431,836

K.	Foreign currency – The functional currency for the Company’s foreign operations is the euro in Europe, excluding the United Kingdom, where it is the British pound. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying consolidated statements of operations. As indicated in Note 1C, vodka, Irish whiskies and certain liqueurs are produced by CB-IRL and billed in euros to the U.S. entities, with the risk of foreign exchange gain/loss resting with CB-US. In addition, CBI has funded the continuing operations of the international subsidiaries. At each balance sheet date, the euro denominated intercompany balances included on the books of CB-IRL are restated in U.S. dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net income.

L.	Stock-based compensation – Incremental compensation expense for the three-months ended December 31, 2007 and 2006 amounted to $270,952 and $285,981, respectively, of which

$115,417 and $136,604 are included in selling expense, respectively, and $155,535 and $149,377 are in general and administrative expense, respectively, in the accompanying condensed consolidated statements of operations. Incremental compensation expense for the nine-months ended December 31, 2007 and 2006 amounted to $807,268 and $1,057,396, respectively, of which $344,996 and $358,076 are included in selling expense, respectively, and $462,203 and $699,320 are in general and administrative expense, respectively, in the accompanying condensed consolidated statements of operations.

M.	Stock warrants – The Company accounted for the warrant and the registration rights penalty as a compound financial instrument in the consolidated financial statements at fair value following the guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument are recognized in earnings for each reporting period. For the three-months ended December 31, 2007 and 2006, the Company recorded a charge for the change in the value of the compound financial instrument of $0 and $8,666, respectively, and a (credit)/charge for the change in the value of the compound financial instrument of $(189,397) and $10,858, for the nine-months ended December 31, 2007 and 2006, respectively. Effective with the Company’s registration statement (Reg. no. 333-143422), as amended, filed with the SEC on June 29, 2007 and effective as of July 9, 2007, the registration rights penalty was reversed.

N.	Advertising – Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, for the three-months ended December 31, 2007 and 2006 was $949,500 and $946,124, respectively, and $2,721,523 and $3,475,024 for the nine-months ended December 31, 2007 and 2006, respectively.

O.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, stock-based compensation, allowance for doubtful accounts, inventory, depreciation, amortization and expense accruals.

P.	Recent accounting pronouncements – In September 2006, the Financial Accounts Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2009 fiscal year. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157b − Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at last annually). The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations,’’ and SFAS No. 160, ‘‘Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.’’ SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS No. 141(R) and SFAS No. 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141 and that accounting previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No. 141(R). The Company is currently evaluating the impact of SFAS No. 141(R) and SFAS No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company’s financial position or results of operations.

Q.	Reclassifications – Certain prior year balances have been reclassified to conform to the current period classification.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and contingent conversion of debentures. In computing diluted net loss per share for the nine-months ended December 31, 2007 and 2006, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	December 31, 2007	December 31, 2006
Stock options	1,557,625	1,428,500
Stock warrants	2,305,432	812,218
Convertible debentures	1,192,380	1,125,000
Total	5,055,437	3,365,718

NOTE 3 — INVESTMENTS

The following is a summary of available-for-sale securities:

Estimated Fair Value
December 31, 2007
Money Market Accounts	$2,022,410
Mutual fund	5,148,964
Total	$7,171,374

The cost of the Company’s short-term investments approximates their fair-values.

NOTE 4 — INVENTORIES

	December 31, 2007	March 31, 2007
Raw materials	$2,357,276	$1,501,455
Finished goods	7,799,489	9,215,528
Total	$10,156,765	$10,716,983

As of December 31, and March 31, 2007, 78.6% and 99.1%, respectively, of the raw materials and 5.1% and 13.0%, respectively, of finished goods were located outside of the United States.

Inventories are stated at the lower of weighted average cost or market, and are shown net of an allowance for obsolete and slow moving inventory of $1,707,035 and $261,000 at December 31, and March 31, 2007, respectively.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2007	March 31, 2007
Definite life brands	$300,944	$308,909
Trademarks	478,073	408,222
Rights	9,036,793	9,036,793
Patents	994,000	825,000
Distribution relationships	—	416,000
Supply relationships	732,000	732,000
Other	28,480	28,480
	11,570,290	11,755,404
Less: accumulated amortization	2,464,676	2,233,808
Net	9,105,614	9,521,596
Other identifiable intangible assets – indefinite life trade names and formulations	4,664,363	4,292,000
	$13,769,977	$13,813,596

Accumulated amortization consists of the following:

	December 31, 2007	March 31, 2007
Definite life brands	$243,329	$230,992
Trademarks	58,176	25,790
Rights	1,634,054	1,220,093
Patents	230,217	183,333
Distribution relationship	—	329,600
Supply relationships	298,900	244,000
Accumulated amortization	$2,464,676	$2,233,808

Amortization expense for the three-months ended December 31, 2007 and 2006 totaled $188,046 and $219,463, respectively, and $646,868 and $621,465 for the nine-months ended December 31, 2007 and 2006, respectively.

On September 1, 2006, the Company delivered notice to a certain distributor that it was terminating its distribution agreement. As a result of the delivery of the notice, the distribution agreement has been terminated, as provided for by its terms, as of September 15, 2007. The Company has adjusted the estimated useful life of the underlying intangible asset to agree with the termination date.

Estimated aggregate amortization expense for each of the five succeeding years is as follows:

For the years ending December 31,	Amount
2008	$784,211
2009	784,211
2010	784,211
2011	784,211
2012	784,211
Total	$3,921,055

NOTE 6 — RESTRICTED CASH

The Company has cash collateral on deposit for creditors insurance in Ireland of €506,243, or $745,620 (as translated at the exchange rate in effect on December 31, 2007).

NOTE 7 — OVERDRAFT ACCOUNTS

CB-IRL and CB-UK maintain overdraft coverage with a financial institution in Ireland of up to €400,000 ($589,140) and £20,000 ($39,975), respectively. Overdraft balances included in notes payable totaled $0 and $380,334 at December 31, and March 31, 2007, respectively.

NOTE 8 — SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASES

	December 31, 2007	March 31, 2007
Notes payable consist of the following:
Revolving credit facilities	$—	$407,261
Revolving credit facilities	—	8,363
Senior notes payable	9,575,547	9,354,861
Subordinated convertible notes	9,000,000	9,000,000
	18,575,547	18,770,485
Capital leases	6,145	8,891
Total	$18,581,692	$18,779,376

Principal payments due over the next five years for the above listed notes payable and capital leases are as follows (as translated at the exchange rate in effect on December 31, 2007):

For the years ending December 31,
2008	$3,824
2009	9,577,868
2010	9,000,000
Total	18,581,692
Less current portion	3,824
Non current portion	$18,577,868

NOTE 9 — COMMON STOCK

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

NOTE 10 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At December 31, 2007, the Company held outstanding forward exchange positions for the purchase of euros, expiring through February 2008, in the amount of $590,720 with a weighted average conversion rate of €1 = $1.4768 as compared to the spot rate at December 31, 2007 of €1 = $1.4728. Gain or loss on foreign transactions related to the foreign currency forward contracts, which was de minimis, is included in other income and expense.

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

The tax years 2005 through 2007 remain open to examination by federal and state tax jurisdictions.

The Company has various foreign subsidiaries for which tax years 2001 through 2007 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax benefit for the three-months and nine months ended December 31, 2007 and 2006 consists of federal and state and local taxes attributable to GCP which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the three-months ended December 31, 2007 and 2006, the Company recognized $37,038 and $37,033 of deferred tax benefits, respectively, and $111,114 and $111,109 for the nine-months ended December 31, 2007 and 2006, respectively.

On December 1, 2003, the Company recorded a deferred tax liability of $629,444 as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

Pursuant to FIN 48, the Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. The Company did not recognize any such interest and/or penalties during the nine-months ended December 31, 2007 and 2006.

NOTE 12 — STOCK OPTIONS AND WARRANTS

A.	Stock Options – In July 2003, the Company implemented the 2003 Stock Incentive Plan (the ‘‘Plan’’) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals who contribute to the Company’s success by their ability, ingenuity and industry knowledge, and to enable such individuals to participate in the long-term success and growth of the Company by giving them an equity interest in the Company. There are 2,000,000 common shares reserved and available for distribution under the Plan, of which 442,375 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four or five year period and expire ten years after the grant date.

At December 31, 2007, total unrecognized compensation cost amounted to approximately $2,069,333, representing 858,925 of unvested options. There were no options exercised under the share-based payment arrangements during the nine-months ended December 31, 2007 and 2006.

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

A summary of the options outstanding under the Plan is as follows:

	Nine-months ended December 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,294,125	$7.19	888,500	$6.82
Granted	298,500	3.71	540,000	8.18
Forfeited	(35,000)	6.51	—	—
Outstanding at end of period	1,557,625	6.54	1,428,500	7.09
Options exercisable at period end	698,700	$7.10	416,467	$6.65
Weighted average fair value of options granted during the period		$1.27		$3.67

The following table represents information relating to stock options outstanding at December 31, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price	Aggregate Intrinsic value
$3.00 – $4.00	250,000	9.87	—	3.09	$—
$5.01 – $6.00	440,500	6.27	312,700	6.00	—
$6.01 – $7.00	129,500	9.24	36,375	6.93	—
$7.01 – $8.00	537,000	7.71	254,000	7.76	—
$8.01 – $9.00	200,625	8.53	95,625	9.00	—
	1,557,625	7.52	698,700	7.10	$—

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	December 31, 2007	December 31, 2006
Risk-free interest rates	4.92%	4.44 – 5.19%
Expected options life in years	6.75	7.00
Expected stock price volatility	50%	75%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company’s stock options that have not vested for the three-months and nine-months ended December 31, 2007:

	Shares	Weighted Average Exercise Price
Nonvested at April 1, 2007	720,500	$7.21
Granted	48,500	6.93
Canceled or expired	(35,000)	6.51
Vested	(64,225)	7.25
Nonvested at June 30, 2007	669,775	$7.29
Granted	—	—
Canceled or expired	—	—
Vested	(41,725)	6.72
Nonvested at September 30, 2007	628,050	$7.31
Granted	250,000	3.09
Canceled or expired	—	—
Vested	(19,125)	7.01
Nonvested at December 31, 2007	858,925	$6.09

As of December 31, 2007, there was $2,069,333 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.15 years. The total fair value of shares vested during the three-months ended December 31, 2007 and 2006 was $270,952 and $24,720, respectively, and $807,268 and $462,701, for the nine-months ended December 31, 2007 and 2006, respectively.

Since no options were exercised, the Company did not recognize any related tax benefit for the nine-months ended December 31, 2007 and 2006.

B.    Stock Warrants – The Company has entered into various warrant agreements.

Common Stock Warrant Issued to the Financing Agent

On August 29, 2002, in connection with a revolving credit facility, the Company granted to the lender, Keltic Financial Partners, LP (‘‘Keltic’’), a warrant to acquire 100,000 shares of the Company’s common stock at an exercise price of $6.00. The warrant is subject to anti-dilution provisions upon the occurrence of certain events such as stock splits and stock dividends, vests immediately and is exercisable through September 1, 2014. The warrant is exercisable at any time and includes a cashless exercise provision. The Company was not obligated to register the warrant or the underlying shares, except to the extent that, if the Company elected to file a registration statement, Keltic could have the shares underlying its warrant included in that registration statement and the Company would assume all registration costs and other expenses in connection with such registration.

On September 27, 2005, the warrant was amended to eliminate the cash put feature and replace it with certain penalties (up to $200,000) if the shares underlying the warrant were not registered by June 1, 2007 and June 1, 2008. The Company agreed that if on either June 1, 2007 or June 1, 2008 (a) there were shares of common stock received or issuable upon the exercise of the warrant that have not been registered, and (b) it had not filed a registration statement with respect to which Keltic had the opportunity to register the unregistered shares, the Company would pay Keltic $100,000 within ten (10) days of such dates. The Company filed such registration statement on May 31, 2007 and Keltic elected to have the shares underlying its warrant included in such registration statement.

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

Common Stock Warrants Issued to Senior Note Holders

In connection with the issuance of the latest tranche of senior notes in November 2006, the Company entered into a warrant agreement to grant the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at relative fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount will be recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For the three-months ended December 31, 2007 and 2006, the Company recorded $73,562 and $43,807 respectively of senior note accretion as interest expense, and $220,686 and $54,093 for the nine-months ended December 31, 2007 and 2006, respectively.

Common Stock Warrants Issued to Financial Advisor

In July 2005, the Company granted to a financial advisor warrants to purchase up to 100,000 shares of common stock at $8.00 per share. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon the completion of the initial public offering in April 2006. The Company ascribed a fair value to the warrant of $283,727 and recorded a charge upon vesting. The charge is included in interest expense for the nine-months ended December 31, 2006 on the accompanying condensed consolidated statements of operations.

Common Stock Warrant Issued to Lender of Credit Facility

Upon entering into the credit agreement described in Note 15 I, the Company issued to the Lender a warrant to purchase 50,000 shares of Common Stock, par value $0.01 per share, at an exercise price of $4.00 per share at any time through March 31, 2012. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon issuance. The Company ascribed a fair value to the warrant of $79,711 and will account for the warrant as a deferred financing cost to be amortized over the life of the underlying credit facility.

The following is a summary of the Company’s outstanding warrants for the nine-months ended December 31, 2007:

	Warrants	Weighted Average Exercise Price Per Warrant
Warrants outstanding and exercisable, March 31, 2007	812,218	$7.75
Granted	1,443,214	6.57
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, June 30, 2007	2,255,432	$6.99
Granted	—	—
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, September 30, 2007	2,255,432	$6.99
Granted	50,000	4.00
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, December 31, 2007	2,305,432	$6.93

NOTE 14 — RELATED PARTY TRANSACTIONS

A.	The Company is operating under an agreement with MHW, Ltd. (‘‘MHW’’) whereby MHW acts as the Company’s agent in the distribution of its products across the United States.

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

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the three-months ended December 31, 2007 and 2006, aggregate charges recorded for all services provided were approximately $70,376 and $71,033, respectively and were $239,789 and $195,391 for the nine-months ended December 31, 2007 and 2006, respectively. These charges have been included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

B.	The Company has transactions with Knappogue Corp., a stockholder in the Company. Knappogue Corp. is controlled by the Company’s Chairman and his family. The transactions primarily involve rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes, including Company meetings and to entertain the Company’s customers. For the three months ended December 31, 2007 and 2006, the Company recognized rental fees of $4,845 and $10,000 respectively, and recognized $68,086 and $15,000 for the nine-months ended December 31, 2007 and 2006, respectively. These charges have been included in selling expense in the accompanying condensed consolidated statement of operations.

C.	In April 2004, the Company contracted with BPW, Ltd. (‘‘BPW’’), for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW is controlled by a director of the Company. For the three-months ended December 31, 2007 and 2006, the Company recognized fees of $14,661 and $10,772, respectively and $47,145 and $33,318 for the nine-months ended December 31, 2007 and 2006, respectively, under this contract. These charges have been included in general and administrative expense in the accompanying condensed consolidated statement of operations.

D.	For the three-months ended December 31, 2007 and 2006, and for the nine-months ended December 31, 2007 and 2006, the Company purchased goods from Terra Manufacturing Limited (‘‘Terra’’) and Carbery Milk Products Limited (‘‘Carbery’’) of approximately $654,678 and $932,325, respectively, and $2,361,032 and $1,824,851, respectively. The Company had assumed the underlying supplier agreements with Terra and Carbery from CB-IRL. Terra’s affiliate, Tanis Investments, and Carbery are both shareholders in the Company. As of December 31 and March 31, 2007, the Company was indebted to these two affiliates in the amount of approximately $576,377 and $893,221, respectively, which is included in due to stockholders and affiliates on the accompanying condensed consolidated balance sheet.

E.	For the three-months ended December 31, 2007 and 2006, the Company made royalty payments of approximately $10,864 and $10,396, respectively, and for the nine-months ended December 31, 2007 and 2006 the Company made payments of $31,282 and $29,912, respectively, for use of a patent, to an entity that is owned by two stockholders in the

Company. These charges have been included in other expense on the accompanying condensed consolidated statements of operations. The royalty agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($132,557) for the duration of the licensing period, which expires on December 1, 2008.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (‘‘Irish Distillers’’), which provides for the production of Irish whiskeys for the Company through 2017, subject to annual extensions on a rolling ten year basis. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current year and contracts to purchase that amount. For the calendar year ended December 31, 2007, the Company had contracted to purchase approximately €566,349 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

C.	In August 2004, Castle Brands entered into an agency agreement with I.L.A.R. S.p.A. (‘‘ILAR’’), the producer of Pallini Limoncello and its flavor extensions, to be the sole and exclusive importer of Pallini Limoncello and its flavor extensions throughout the United States and its territories and possessions. This agreement is subject to automatic renewal for three or five years per renewal period depending upon Castle Brands achievement of contractual case sale targets. The agreement expires on December 31, 2009, unless the contractual case sales targets have been met.

Under this agreement, Castle Brands is permitted to import Pallini Limoncello and its flavor extensions at a set price, updated annually, and is obligated to set aside a portion of the gross margin toward a marketing fund for Pallini Limoncello and its flavor extensions. The agreement also encompasses the hiring of a Pallini Brand Manager at Castle Brands with ILAR reimbursing the costs of this position up to a stipulated annual amount. These reimbursements are included in the accompanying condensed consolidated financial statements as a reduction in selling expense.

D.	In September 2004, CB-USA entered into an exclusive distribution agreement with Gosling’s Export (Bermuda) Limited (‘‘GXB’’) to be the sole and exclusive importer of Gosling’s rum brands within the United States. Under this agreement, CB-USA receives a net sales commission on each case sold. In February 2005, GXB sold its interest in the distribution agreement to GCP.

CB-USA receives a stipulated commission per case, subject to adjustment, provided certain case sales are achieved, for all sales in calendar years under the distribution agreement. The sales commission is net of agreed reimbursements, including taxes and payments to the marketing affiliate, GCP. This distribution agreement is for fifteen years, subject to extension.

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

The Company has agreed to fund certain operating losses of GCP. The balance funded at December 31, 2007 is approximately $3,950,000. This balance is partially evidenced by a GRID note and guaranteed proportionately by the minority shareholders of GCP.

E.	The Company subleases office space in Dublin, Ireland and New York, NY and leases office space in Houston, TX and Louisville, KY. The Dublin office lease commenced on June 1, 2004 and extends through February 28, 2009. Rent is payable quarterly in advance. The New York, NY lease commenced on August 15, 2004 and extends through March 30, 2008. The Houston lease commenced on February 24, 2000 and extends through March 31, 2009. The Louisville lease commenced June 1, 2004, became effective for the Company concurrent with the acquisition of McLain & Kyne, Ltd., and extends through May 31, 2009. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments are as follows:

For the years ending December 31,	Amount
2008	$73,734
2009	22,962
2010	4,349
Total	$101,045

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $108,520 and $107,776 for the three-months ended December 31, 2007 and 2006, respectively, and $322,931 and $305,759 for the nine-months ended December 31, 2007 and 2006, respectively, and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

Pursuant to the agreement, the Company is required to pay royalties to Gaelic for each case purchased. Such royalties are included within cost of sales in the accompanying consolidated statements of operations.

G.	Pursuant to a composite inter-company guarantee in the amount of €860,000 ($1,266,608) completed in February 2005 between the Company, CB-IRL and CB-UK, the Company has guaranteed the loans from Ulster Bank to the Company’s European subsidiaries.

H.	The Company is subject to strict government regulations associated with the marketing, importation, warehousing, transportation and distribution of spirits.

I.	On October 22, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a former director of the Company, which enables the Company to borrow up to $5,000,000. Any amounts outstanding under the Credit Facility bear interest at a rate of 10% per annum. Interest is payable quarterly. The maturity date of any amounts outstanding is the earlier of (i) one business day after the closing of financing transactions which results in aggregate gross proceeds to the Company of at least $10,000,000 and (ii) February 28, 2009.

Upon entering into the credit agreement, the Company paid the lender a facility fee of $175,000. If the Company draws down any amount under the Credit Facility, upon the Company receiving its first advance, the Company would have to pay the Lender an additional facility fee of $200,000. As additional consideration for entering into the Credit Facility, the Company issued to the Lender a warrant to purchase 50,000 shares of Common Stock, par value $0.01 per share, at an exercise price of $4.00 per share (Note 12 B).

NOTE 16 — CONCENTRATIONS

A.	Credit Risk – The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of December 31, 2007, the Company exceeded the insured limit by approximately $7,228,220. Management believes the Company is not exposed to any significant credit risk because the institutions are international money center banking institutions with strong financial positions.

B.	Suppliers – The Company has entered into a supplier agreement with Irish Distillers, which provides for the production of single malt, blended and grain Irish whiskeys for the Company through 2017, with automatic renewal thereafter for successive five (5) calendar year renewal terms.

The Company has entered into a distribution agreement with Gaelic, an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

The Company has entered into a distribution agreement with ILAR to be the sole-producer of the Pallini premium Italian liqueurs, expiring December 31, 2009, subject to a three or five year renewal, depending on case purchase.

The Company has entered into a distribution agreement with GXB, an international supplier, to be the sole-producer of the Gosling’s family of rum products for 15 years.

The Company has entered into a supplier agreement with Carbery, an international supplier, which provides for the production of the Company’s vodka and cream products through December 31, 2008.

The Company has entered into a bottling and services agreement with Terra which provides for the bottling of the Company’s vodka, whiskey and cream products through February 28, 2009.

C.	Customers – Sales to the Company’s three largest customers for the three-months and nine-months ended December 31, 2007 accounted for approximately 32% and 31%, respectively, of the Company’s revenues and approximately 27% of accounts receivable at December 31, 2007.

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

	For the three-months ended December 31,
	2007		2006
Consolidated Revenue:
International	$1,880,092	29.4%	$3,058,076	41.4%
United States	4,521,657	70.6%	4,322,529	58.6%
Total Consolidated Revenue	$6,401,749	100%	$7,380,605	100%
Consolidated Depreciation and Amortization:
International	$23,312	9.9%	$20,235	7.7%
United States	212,838	90.1%	242,691	92.3%
Total Consolidated Depreciation and Amortization	$236,150	100%	$262,926	100%
Income Tax Benefit:
United States	$37,038	100%	$37,033	100%
Revenues by Category:
Vodka	$1,410,477	22.0%	$2,945,816	39.9%
Rum	1,620,016	25.3%	1,669,504	22.6%
Liqueurs/Cordials	1,541,200	24.1%	1,413,295	19.2%
Whiskey	1,757,580	27.5%	1,301,652	17.6%
Other*	72,476	1.1%	50,338	0.7%
Total Consolidated Revenue	$6,401,749	100%	$7,380,605	100%
Consolidated Assets:
International	$7,339,200	13.1%	$6,900,484	11.5%
United States	48,867,260	86.9%	53,295,905	88.5%
Total Consolidated Assets	$56,206,460	100.0%	$60,196,389	100.0%

	For the nine-months ended December 31,
	2007		2006
Consolidated Revenue:
International	$7,072,714	33.8%	$6,910,260	36.2%
United States	13,874,072	66.2%	12,182,812	63.8%
Total Consolidated Revenue	$20,946,786	100%	$19,093,072	100%
Consolidated Depreciation and Amortization:
International	$67,296	8.5%	$58,530	7.9%
United States	724,555	91.5%	684,684	92.1%
Total Consolidated Depreciation and Amortization	$791,851	100%	$743,214	100%
Income Tax Benefit:
United States	$111,114	100%	$111,109	100%
Revenues by Category:
Vodka	6,979,373	33.3%	$6,807,968	35.7%
Rum	5,614,047	26.8%	5,614,389	29.4%
Liqueurs/Cordials	4,530,850	21.6%	3,793,007	19.9%
Whiskey	3,529,912	16.9%	2,722,324	14.3%
Other*	292,604	1.4%	155,384	0.7%
Total Consolidated Revenue	$20,946,786	100%	$19,093,072	100%

*	Includes related food products.

NOTE 19 — SUBSEQUENT EVENTS

On February 4, 2008, the Company entered into an Agreement (the ‘‘Agreement’’) with Autentica Tequilera S.A. de C.V. (‘‘Autentica Tequilera’’), pursuant to which the Company became the exclusive US importer of a new super premium tequila, ‘‘Tequila Tierras Autenticas de Jalisco’’ (‘‘Tierras’’).

Pursuant to the Agreement, the Company obtained rights of first refusal with respect to the importation of (i) any new market for Tierras (except Mexico), and a (ii) any new products of Autentica Tequilera within the US or any other market (except Mexico). The Company also obtained a right of first refusal on any sale of the Tierras brand, and a right to acquire up to 35% of the economic benefit of any such sale with a third-party based upon the achievement of certain cumulative sales targets. The Agreement has a term of five years, with automatic five-year renewals based upon sale targets, which are agreed for the first two renewals and to be negotiated for subsequent renewals.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans and beliefs that constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘thinks,’’ ‘‘estimates,’’ ‘‘seeks,’’ ‘‘expects,’’ ‘‘predicts,’’ ‘‘could,’’ ‘‘projects,’’ ‘‘potential’’ and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended March 31, 2007 and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

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

Overview

We develop and market premium branded spirits in several growing market categories, including vodka, rum, whiskey and liqueurs, and we distribute these spirits in all 50 U.S. states and the District of Columbia, in select international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Russia and the Duty Free markets, and in a number of other countries in continental Europe. The brands we market include, among others, Boru vodka, Gosling’s rum, Clontarf Irish Whiskey, Knappogue Castle Whiskey, Jefferson’s, Jefferson’s Reserve and Sam Houston bourbons, Celtic Crossing and the Pallini liqueurs. Beginning in calendar 2008, we expect to begin marketing and distributing a line of super-premium tequilas.

Our current growth strategy focuses on: (a) aggressive brand development to encourage case sales and revenue growth of our existing portfolio of brands through significant investment in sales and marketing activities, including advertising, promotion and direct sales personnel expense; and (b) the selective addition of complementary premium brands through a combination of strategic initiatives, including acquisitions, joint ventures and long-term exclusive distribution arrangements.

In December 2007 we recorded an allowance for obsolete and slow moving inventory of $1.7 million. We recorded this allowance on both raw materials and finished goods, primarily in the disposition of our old packaging of Boru vodka, rendered obsolete with our repackaging in March 2007, and our old packaging of Clontarf Irish whiskey, rendered obsolete with our upcoming launch of the new Clontarf packaging in March 2008. We have not taken an allowance against the old Boru packaging in previous quarters as we were attempting to sell-off the old inventory in select markets. As of December 31, 2007 we have rolled out the new Boru packaging across all major markets and do not foresee the ability to sell-off the old packaging in significant quantities. We have taken an allowance against the old Clontarf packaging in the current quarter as we have stopped producing in the old packaging as of December 31, 2007 and have minimal finished product remaining. In addition, in an effort to refocus our efforts on our faster growing and more profitable SKUs and bottle sizes, we are reducing the number of both on some of our other products, primarily Gosling’s rums. This $1.7 million charge has been recorded as an increase to Cost of Sales in the current period and has a significant negative effect on our reported gross profit and gross margin.

Operational performance overview

The following table sets forth certain information regarding our case sales for the three-months and nine-months ended December 31, 2007 and 2006. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three-months Ended December 31,		Nine-months Ended December 31,
Case Sales	2007	2006	2007	2006
Cases
United States	46,427	48,593	151,920	139,230
International	23,107	43,089	90,122	103,065
Total	69,534	91,682	242,042	242,295
Vodka	26,702	51,298	117,831	124,335
Rum	17,491	16,691	59,412	59,676
Liqueurs/cordials	14,768	15,987	42,264	41,099
Whiskey	10,573	7,706	22,535	17,185
Total	69,534	91,682	242,042	242,295
Percentage of Cases
United States	66.8%	53.0%	62.8%	57.5%
International	33.2%	47.0%	37.2%	42.5%
Total	100.0%	100.0%	100.0%	100.0%
Vodka	38.4%	56.0%	48.7%	51.3%
Rum	25.2%	18.2%	24.5%	24.6%
Liqueurs/cordials	21.2%	17.4%	17.5%	17.0%
Whiskey	15.2%	8.4%	9.3%	7.1%
Total	100.0%	100.0%	100.0%	100.0%

Sales in the United States, which accounted for over two-thirds of our sales in the current fiscal quarter, represent our sales to wholesalers. Depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand. Wholesalers typically order products from us based on their current inventory and anticipated depletions, and may periodically seek to adjust their carried inventory. As our products have gained acceptance in the marketplace, our wholesale distributors have increasingly been placing orders for ‘‘direct imports’’, which are full container orders shipped directly to the wholesaler, instead of first being held by us or our agents at a bonded warehouse. While increases in direct imports are typically viewed as an increasing sign of health for our brands, they may periodically result in periodic swings in orders for our products. We have engaged an outside company, Dimensional Insights, to track and provide us with depletion data (measuring the sales from our distributors to their retail customers) in order to monitor depletion data, which generally demonstrates consumer purchases of our products, which is measured in smaller increments than distributor orders and therefore a more consistent reporting metric.

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Three-months Ended December 31,		Nine-months Ended December 31,
	2007	2006	2007	2006
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	98.8%	66.9%	77.6%	66.7%
Gross profit	1.2%	33.1%	22.4%	33.3%
Selling expense	78.3%	62.3%	65.3%	67.2%
General and administrative expense	32.4%	28.5%	29.7%	32.7%
Depreciation and amortization	3.7%	3.6%	3.8%	3.9%
Loss from continuing operations	(113.1)%	(61.3)%	(76.5)%	(70.5)%
Other (expense)/income, net	(3.6)%	5.8%	1.8%	1.8%
Minority interests	9.6%	5.0%	5.3%	5.8%
Net loss	(107.1)%	(50.5)%	(69.4)%	(62.9)%
Less:
Preferred stock and preferred membership unit dividends	0.0%	0.0%	0.0%	0.3%
Net loss attributable to common stockholders	(107.1)%	(50.5)%	(69.4)%	(63.2)%

Three-months Ended December 31, 2007 Compared With Three-months Ended December 31, 2006

Net sales.    Net sales decreased $1.0 million, or 13.3%, to $6.4 million in the three-months ended December 31, 2007 from $7.4 million in the comparable prior period. This decrease is primarily due to a shortfall in total case sales, particularly in our international markets. International case sales volume was negatively impacted primarily by our transition to a new distributor in the Republic of Ireland as well as the timing of reorders in connection with price increases and the relaunch of Boru. Specifically, our new distributor in the Republic of Ireland has had difficulty in achieving broad based market penetration. While we anticipate a resolution to the underlying issues to be reached in the near term, the adverse impact on our international sales is expected to continue at least through our next fiscal quarter.

Actual U.S. case sales decreased (4.5)% to 46,427 cases during the three-months ended December 31, 2007 from 48,593 cases in during the comparable prior year period. Based on the size of our business, the timing and size of distributor purchases particularly at or around quarter’s end, can have a significant impact on our case sales growth in that quarter, potentially leading to volatile shipment levels on a period over period basis. We believe the decrease in U.S. case sales this quarter is due to the timing of distributor orders within the period, particularly in regards to the new Boru bottle.

Our U.S. case sales as a percentage of total case increased to 66.8% during the three-months ended December 31, 2007 as compared to 53.0% in the comparable period in 2006. The percentage shift is primarily attributable to transitional difficulties experienced during the quarter, in connection with a distributor change in the Republic of Ireland, which adversely impacted international sales.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the three-months ended December 31, 2007 as compared to the prior year period. Current and prior period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne on October 12, 2006.

	Increase/(decrease) in case sales		Percentage increase
	Overall	U.S.	Overall	U.S.
Vodka	(24,596)	(553)	(47.9)%	(2.8)%
Rum	800	(953)	4.8%	(7.9)%
Liqueurs/cordials	(1,219)	(1,815)	(7.6)%	(12.6)%
Whiskey	2,867	1,155	37.2%	53.6%
Total	(22,148)	(2,166)	(24.2)%	(4.5)%

As described in ‘‘Operational performance overview’’ above, depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand. As the data has been reported to us, our U.S. depletions show a 34.8% growth of our entire portfolio in the three-months ended December 31, 2007 as compared to same period last year. Significant increases in Boru vodka of 58.9%, whiskies (net of our Bourbon line acquired in October 2006) of 42.7% and our liqueurs of 34.7% were offset by relatively flat growth of our rums of 1.0%, period over period.

Gross profit.     Gross profit decreased 96.8% to $0.1 million during the three-months ended December 31, 2007 from $2.4 million in the comparable prior period. Our gross profit was negatively affected by the increase in our allowance for obsolete and slow moving inventory of $1.7 million described in the ‘‘Overview’’ above, our overall decreased level of case sales and a reduction in sales in Northern Ireland, our most profitable international market on a per case basis, when compared to the prior year period.

As a result of the $1.7 million increase in the allowance and the reduction in sales in our more profitable international markets, our gross margin decreased to 1.2% during the three-months ended December 31, 2007 compared to 33.1% for the comparable prior period.

Selling expense.     Selling expense increased 8.9% to $5.0 million in the three-months ended December 31, 2007 from $4.6 million in the comparable prior year period. This continued increase in selling expense was largely attributable to a combination of increased employee salaries and benefits in connection with our effort to strengthen our sales and marketing team of $0.4 million, and the timing of certain advertising promotional programs, including increases in distributor incentives and sales support costs of $0.1 million. The increase of these costs was offset in part by a reduction in travel & entertainment, and shipping charges of $0.1 million. Stock-based compensation expense attributable to sales and marketing personnel remained flat at $0.1 million in the three-months ended December 31, 2007 when compared to the comparable prior period. As a result of the foregoing the decrease in net sales from the comparable prior period, selling expense as a percentage of net sales increased to 78.3% in the three-months ended December 31, 2007 as compared to 62.3% for the comparable prior year period.

Other Income/(Expense), Net.     Other income/(expense), net, decreased 51.5% to $0.4 million during the three-months ended December 31, 2007 from $0.8 million in the comparable prior period. The major components of this category include a gain on foreign exchange of $0.2 million, net interest expense of $(0.4) million and credit from minority interests of $0.6 million. The gain on foreign exchange in the current period is attributable to the strengthening of the euro and the British pound against the dollar, as compared to the comparable prior year period, on our intercompany loans to our foreign subsidiaries.

Net loss attributable to common stockholders.     As a result of the foregoing, the net loss attributable to common stockholders for the three-months ended December 31, 2007 increased 83.8% to $6.9 million from $3.7 million in the comparable prior year period. Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued in our private placement completed in May 2007. The net loss per common share for the three-months ended December 31, 2007 and 2006 include no preferred dividends.

Nine-months Ended December 31, 2007 Compared With Nine-months Ended December 31, 2006

Net sales.     Net sales increased $1.9 million, or 9.7%, to $20.9 million in the nine-months ended December 31, 2007 from $19.1 million in the comparable prior period. In September 2007, we made an initial sale to our new distributor in Ireland ‘‘ex-bond’’ that included $1.9 million in excise taxes and VAT. These taxes are reflected in both our revenues and cost of sales as an equal increase to both. In addition to the effects of this one time increase to net sales, net sales during the nine-months ended December 31, 2007, were also positively affected by our continuing to increase the price of certain of our products as a part of our overall pricing strategy. International case sales volume was negatively impacted primarily by our transition to new distributors in our third quarter, as well as the timing of reorders in connection with price increases and the relaunch of Boru. Specifically, our new distributor has had difficulty in achieving broad based market penetration. While we anticipate a resolution to the underlying issues to be reached in the near term, the adverse impact on our international sales is expected to continue at least through our next fiscal quarter.

Actual U.S. case sales increased 9.1% to 151,920 cases during the nine-months ended December 31, 2007 from 139,230 cases during the comparable prior year period. We believe this increase is due to the continued long-term growth of our brands, particularly in regards to the new Boru bottle.

Our U.S. case sales as a percentage of total cases increased to 62.8% during the nine-months ended December 31, 2007 as compared to 54.5% in the comparable period in 2006. The percentage shift is primarily attributable to transitional difficulties experienced during the quarter ended December 31, 2007 in connection with a distributor change in Ireland, which adversely impacted international sales.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the nine-months ended December 31, 2007 as compared to the prior year period. Current period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne on October 12, 2006.

	Increase/(decrease) in case sales		Percentage increase
	Overall	U.S.	Overall	U.S.
Vodka	(6,504)	14,307	(5.2)%	28.8%
Rum	(264)	(3,815)	(0.4)%	(8.1)%
Liqueurs/cordials	1,165	(1,378)	2.8%	(3.6)%
Whiskey	5,350	3,576	31.1%	79.3%
Total	(253)	12,690	(0.1)%	9.1%

As described in ‘‘Operational performance overview’’ above, depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand. As the data has been reported to us, our U.S. depletions show a 36.5% growth of our entire portfolio in the nine-months ended December 31, 2007 as compared to same period last year. Significant increases in Boru vodka of 57.6%, whiskies (net of our Bourbon line acquired in October 2006) of 47.1% and our liqueurs of 48.8% were offset by a slower growth rate of our rums of 5.0%, period over period.

Gross profit.     Gross profit decreased 26.4% to $4.7 million during the nine-months ended December 31, 2007 from $6.4 million in the comparable prior period. Our gross profit was negatively affected by the increase in our allowance for obsolete and slow moving inventory of $1.7 million described in the ‘‘Overview’’ above and a reduction in sales in our more profitable international markets, offset by price increases across certain of our products and in certain markets as part of an overall pricing strategy.

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

As a result of the increase in the allowance and the reduction in sales in our more profitable international markets, our gross margin decreased to 22.4% during the nine-months ended December 31, 2007 compared to 33.3% for the comparable prior period.

Selling expense.     Selling expense increased 6.6% to $13.7 million in the nine-months ended December 31, 2007 from $12.8 million in the comparable prior year period. The $0.9 million increase is primarily attributable to the addition of new personnel, which resulted in an increase in consultancy, compensation and related expenses of $1.4 million. The personnel increase was offset in part, by a reduction in certain marketing programs of $0.8 million. Stock-based compensation expense attributable to sales and marketing personnel increased $0.1 million in the nine-months ended December 31, 2007 when compared to the comparable prior period. As a result of the foregoing, selling expense as a percentage of net sales decreased to 65.3% in the nine-months ended December 31, 2007 as compared to 67.2% for the comparable prior year period.

Other Income/(Expense), Net.     Other income/(expense), net, remained flat at $1.5 million during the nine-months ended December 31, 2007, compared to the prior year period. The major components of this category include a gain on foreign exchange of $1.3 million, net interest expense of $(1.2) and a credit from minority interests of $1.1 million. The gain on foreign exchange in the current period is attributable to the strengthening of the euro and the British pound against the dollar, as compared to the comparable prior year period, on our intercompany loans to our foreign subsidiaries.

Net loss attributable to common stockholders.     As a result of the foregoing, the net loss attributable to common stockholders for the nine-months ended December 31, 2007 increased 20.6% to ($14.5) million from ($12.1) million in the comparable prior year period. Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued in our private placement completed in May 2007. The net loss per common share for the nine-months ended December 31, 2007 and 2006 included $0.0 and $0.1 million of preferred dividends, respectively.

EBITDA.     As a result of the foregoing, EBITDA decreased 27.2% to ($11.9) million for the nine-months ended December 31, 2007 from ($9.3) million the comparable prior year period. EBITDA represents net income before deducting interest expense (including expensing of deferred financing costs), income taxes, depreciation and amortization and the impact of the non-cash charge for stock-based compensation reported under SFAS 123(R). We use EBITDA as the primary internal management measure for evaluating performance on a period over period analysis, when comparing actual results to budgeted performance and when allocating additional resources. This non-GAAP financial measure is presented in order to assist industry analysts and investors in assessing our liquidity, our ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including interest payments, debt principal repayments, and other non-recurring charges, which are not reflected in EBITDA. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth our reconciliation of EBITDA to net loss (the most directly comparable financial measure):

	Nine-months Ended December 31,
(Dollars in thousands)	2007	2006
Net loss	($14,544)	($12,013)
Add (subtract):
Income tax benefit	(111)	(111)
Interest expense, net, including expensing of deferred financing costs	1,194	1,002
Depreciation and amortization	792	743
Stock based compensation	808	1,057
EBITDA	$(11,861)	$(9,322)

Liquidity and capital resources

Since our inception, we have incurred significant operating and net losses and, in addition, have not generated positive cash flows from operations. As of December 31, 2007, we had stockholders’ equity of $28.4 million and working capital of $21.4 million as compared to $23.6 million and $17.1 million, respectively, at March 31, 2007. These increases are primarily the result of our May 2007 private placement, which raised net proceeds of $19.6 million upon the sale of 3,520,035 common shares at the offering price of $5.97 per share. The proceeds have been and will continue to be used for working capital and general corporate purposes, including, without limitation, sales and marketing activities.

At December 31, 2007, we had cash and cash equivalents and short-term investments of approximately $8.0 million as compared to $6.9 million at March 31, 2007. This $1.1 million increase is primarily attributable to our May 2007 private placement, net of our operating and capital uses. In addition, at December 31, 2007, we had approximately $0.7 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for a line of credit.

We believe that we will be able to fund our operations for the next twelve months from our projected cash flow from operations, improvements in our working capital, the $5.0 million available from our 10% credit facility with Frost Nevada Investments Trust, current cash and cash equivalents and short term investments. Beyond the next twelve months, we anticipate additional financing will be needed to fund working capital and other requirements. Changes in our operating plans, acquisitions or other additions of brands, lower than anticipated sales, increased expenses, or other events, including those described in our Annual Report on Form 10-K for the year ended March 31, 2007, under the caption ‘‘Risk Factors,’’ may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near-to-mid term:

•	continued losses from operations

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	potential addition of administrative and sales personnel as our business expands;

•	increases in advertising, public relations and sales promotions for existing and new brands;

•	acquisition of additional spirits brands;

•	continued legal, accounting and other expenses due to our status as a public company;

•	financing the operations of our 60%-owned Gosling-Castle Partners strategic export venture; and

•	expansion into new markets and within existing markets in the United States and internationally.

We expect that we will require increasing amounts of working capital to finance our inventory levels in the United States. Except for Gosling’s rums and our bourbon products, which are bottled in the United States, all of our products are imported from Europe. In the case of our internationally produced brands, there is a three to four month production and shipping lead time between the time of order placement and the time the product is available for sale. This lead time has required us to maintain sufficient inventories to properly service our customers.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Nine-months Ended December 31,
	2007	2006
Net cash provided by (used in):
Operating activities	($17,725)	($19,367)
Investing activities	(1,516)	(1,633)
Financing activities	19,003	30,640
Effects of Foreign Currency Translation	24	—
Net (decrease) / increase in cash and cash equivalents	($ 214)	$9,640

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

In the nine-months ended December 31, 2007, net cash used in operating activities was $17.7 million, consisting primarily of losses from our operations of $14.5 million, increases in accounts receivable and inventories of $1.5 million and $1.7 million, respectively, $1.3 million resulting from the effect of changes in foreign currency rates, and minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners, Inc. of $1.1 million. These uses of cash were offset, in part, by an increase in the allowance for obsolete and slow moving inventories of $1.7 million, and by non-cash charges for depreciation and amortization of $0.8 million. We recorded the allowance for obsolete and slow moving inventory on both raw materials and finished goods, primarily in the disposition of our old packaging of Boru vodka, rendered obsolete with our repackaging in March 2007, and our old packaging of Clontarf Irish whiskey, rendered obsolete with our upcoming launch of the new Clontarf packaging in March 2008. We have not taken an allowance against the old Boru packaging in previous quarters as we were attempting to sell-off the old inventory in select markets. As of December 31, 2007 we have rolled out the new Boru packaging across all major markets and do not foresee the ability to sell-off the old packaging in significant quantities. We have taken an allowance against the old Clontarf packaging in the current quarter as we have stopped producing in the old packaging as of December 31, 2007 and have minimal finished product remaining. In addition, in an effort to refocus our efforts on our faster growing and more profitable SKUs and bottle sizes, we are reducing the number of both on some of our other products, primarily Gosling’s rums.

Investing activities.     We fund certain acquisitions and operating activities primarily with cash and short-term investments. Net cash used in investing activities was $1.5 million during the nine-months ended December 31, 2007, primarily consisting of the proceeds from sale of certain short-term investments of $11.3 million, which was offset by the purchase of $10.0 million of short-term investments.

Financing activities.     Net cash provided by financing activities during the nine-months ended December 31, 2007 was $19.0 million and consisted of $21.0 million of common stock issued in our May 2007 private placement, less $1.4 million in payments for the costs of stock issuance and a $0.2 million increase in restricted cash.

Currency Translation

The functional currencies for our foreign operations are the euro in Ireland and continental Europe and the British pound in the United Kingdom. With respect to our condensed consolidated financial statements, the translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

Where in this quarterly report we refer to amounts in euros, British pounds or Canadian dollars we have for your convenience also in certain cases provided a translation of those amounts to U.S. dollars in parenthesis. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the translations in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the translations have been made using the exchange rates as of December 31, 2007, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2007, the exchange rate of the euro, the British pound and the Canadian dollar in exchange for U.S. dollars were €1.00 = U.S. $1.4728 (equivalent to U.S. $1.00 = €0.6790) for Euros, £1.00 = U.S. $1.9973 (equivalent to U.S. $1.00 = £0.5007) for British Pounds, and CAN $1.00 = U.S. $1.0194 (equivalent to U.S. $1.00 = CAN $0.9810) for Canadian dollars, respectively.

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

On December 4, 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations,’’ and SFAS No. 160, ‘‘Accounting and Reporting of Noncontrolling Interests in Consolidated    Financial Statements,    an amendment of ARB No. 51.’’ Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company’s financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2007, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, ‘‘Disclosure About Fair Value of Financial Investments.’’ We hold no investment securities that would require disclosure of market risk.

Our short-term investments consist primarily of money market accounts and mutual funds that are highly liquid in nature and represent the investment of cash that is available for current operations. These short-term investments are carried at fair market value.

We do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. At December 31, 2007 total forward contracts outstanding amounted to €400,000 ($590,720), calculated at the weighted average conversion rate in such contracts). Depending upon the term of the contract, the cost of these transactions can vary between approximately 50 to 150 basis points.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the President and Chief Operating Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Operating Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. This type of disclosure controls evaluation is performed on a quarterly basis so that the conclusions of management, including the President and Chief Operating Officer and Principal Financial Officer, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure

Controls and to modify them on an ongoing basis as necessary. Based upon the evaluation of our Disclosure Controls, our President and Chief Operating Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit Number	Description
10.74*	Agreement, dated as of February 4, 2008, by and between Autentica Tequilera S.A. de C.V. and Castle Brands (USA) Corp.
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commissions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Donald L. Marsh, Jr.
Donald L. Marsh, Jr.
President and Chief Operating Officer
(Principal Executive Officer)
February 14, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.74*	Agreement, dated as of February 4, 2008, by and between Autentica Tequilera S.A. de C.V. and Castle Brands (USA) Corp.
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commissions.