Form 10-K
period 2008-03-31
Castle Brands Inc
filed 2008-07-01
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on March 31, 2008, as reported by the American Stock Exchange, was approximately $10,910,710. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 15,629,776 shares of $0.01 par value common stock outstanding at June 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Form 10-K is incorporated by reference to the proxy statement for the registrant’s 2008 meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended March 31, 2008.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes statements of our expectations, intentions plans and beliefs that constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘thinks,’’ ‘‘estimates,’’ ‘‘seeks,’’ ‘‘expects,’’ ‘‘predicts,’’ ‘‘could,’’ ‘‘projects,’’ ‘‘potential’’ and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under ‘‘Risk Factors’’ and elsewhere in this Annual Report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

•	our ability to continue as a going concern;

•	our history of losses and expectation of further losses;

•	the effect of poor operating results on our company;

•	the effect of growth on our infrastructure, resources, and existing sales;

•	our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands;

•	the impact of supply shortages and alcohol and packaging costs in general;

•	our ability to raise capital;

•	our ability to fully utilize and retain new executives;

•	negative publicity surrounding our products or the consumption of beverage alcohol products in general;

•	our ability to acquire and/or maintain brand recognition and acceptance;

•	trends in consumer tastes;

•	our ability to protect trademarks and other proprietary information;

•	the impact of litigation;

•	the impact of federal, state, local or foreign government regulations;

•	the effect of competition in our industry; and

•	economic and political conditions generally.

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

Where in this Annual Report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a translation of those amounts to U.S. Dollars in parenthesis. Where the numbers refer to a specific balance sheet date or financial statement period, we have used the exchange rate that was used to perform the translations in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the translations have been made using the exchange rates as of March 31, 2008, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2008, the exchange rate of the Euro in exchange for U.S. Dollars and the exchange rate of the British Pound in exchange for U.S. Dollars were €1.00 = U.S. $1.580 (equivalent to U.S. $1.00 = €0.6329) for euros and £1.00 = U.S. $1.9951 (equivalent to U.S. $1.00 = £0.5012) for British Pounds.

These translations should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Item 1.    Business

Overview

We are an emerging developer and global marketer of premium branded spirits within five growing categories of the spirits industry: vodka, rum, whiskey, tequila and liqueurs. Our premium spirits brands include brands that we own, including Boru vodka, Knappogue Castle Whiskey, the Clontarf Irish whiskeys, Sea Wynde rum, and Brady’s Irish cream liqueur, brands for which we possess certain marketing and distribution rights, either directly or indirectly, including Goslings’ rums, Celtic Crossing liqueur, and Pallini liqueurs and Tierras Tequila; brands that we distribute through a agency relationships.

We were formed as a Delaware corporation in July 2003. Our predecessor company, Great Spirits Company LLC, a Delaware limited liability company was formed in February 1998. In July 2003, we were formed as a holding company to effectuate the merger of Great Spirits Company and the Roaring Water Bay entities. This merger was accomplished on December 1, 2003, with the simultaneous (a) merger of Great Spirits Company into a wholly owned subsidiary established by us for such purpose, now known as Castle Brands (USA) Corp., and (b) acquisition by us of The Roaring Water Bay Spirits Group Limited and its affiliated companies, referred to by us as Roaring Water Bay, making them our subsidiaries, now known as Castle Brands Spirits Group Limited and Castle Brands Spirits Marketing and Sales Company Limited. As a result of this acquisition, we acquired ownership of Boru vodka, the Clontarf family of Irish whiskeys and Brady’s Irish cream. We completed our initial public offering of common stock in April 2006.

For our fiscal year ended March 31, 2008, we recorded sales of 313,288 cases, which are measured based on the industry standard of nine-liter equivalent cases, and revenues of approximately $27.3 million, which represents an increase of 8.6% from revenues recorded for the prior fiscal year. The increase in revenue is primarily due to improvements in our pricing strategy as well as the inclusion of excise and Value Added Tax (‘‘VAT’’) in sales to our distributor in Ireland. We intend to continue our current growth through further market penetration of our brands, as well as through strategic relationships and acquisitions of both established and emerging spirits brands with global growth potential.

Our brands

We market our premium spirits brands in the following distilled spirit categories: vodka, rum, whiskey, liqueurs and, starting in calendar 2008, tequila.

Boru vodka.    Boru vodka is our leading brand by volume and accounted for 33%, 35% and 36% of our revenues for the fiscal years ended March 31, 2008, March 31, 2007 and March 31, 2006, respectively. Boru vodka is premium vodka produced in Ireland. It was developed in 1998 and named after the legendary High King of Ireland, Brian Boru, an Irish national hero known for uniting the Irish clans and driving foreign invaders out of Ireland in 1014 A.D. It is quintuple distilled using pure spring water for smoothness and filtered through ten feet of charcoal made from Irish oak for increased purity. We have three flavor extensions of Boru vodka: Boru Citrus, Boru Orange and Boru Crazzberry (a cranberry/raspberry flavor fusion).

Gosling’s rum.    We are the exclusive U.S. distributor for the Gosling’s rums, including Gosling’s Black Seal Dark Rum, Gosling’s Gold Bermuda Rum and Gosling’s Old Rum. These are all produced by the Gosling family in Bermuda, where Gosling’s rums have been under continuous production and ownership by the Gosling family for over 150 years. In February 2005, we expanded our relationship with the Gosling family by acquiring a 60% controlling interest in Gosling-Castle Partners Inc., a global export venture between us and the Gosling family. Effective April 1, 2005, Gosling-Castle Partners secured the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda, including an assignment of the Gosling’s rights under our existing distribution agreement with them. The Gosling’s rum brands accounted for approximately 27% and 29% of our revenues for the fiscal years ended March 31, 2008 and March 31, 2007, respectively.

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

Knappogue Castle 1951.    Knappogue Castle 1951 is a pure pot-still whiskey that was distilled in 1951 and then aged for 36 years in sherry casks. The name comes from a castle in Ireland, formerly owned by Mark Edwin Andrews, the originator of the brand and the father of Mark Andrews, our chairman. Currently, we only offer 300 bottles of this rare Irish whiskey for sale each year.

McLain & Kyne Bourbons.    In 2006, we acquired McLain & Kyne, Ltd., the developers and marketers of three premium very small batch bourbons, including Jefferson’s, Jefferson’s Reserve and Sam Houston. Under the McLain & Kyne label, we offer these three distinct premium Kentucky bourbons, each of which is blended in batches of eight to twelve barrels to produce specific flavor profiles. For a further description of this acquisition, see ‘‘— Our growth strategy’’ below.

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

Tierras Tequila.    On February 7, 2008, we entered into an agreement with Autentica Tequilera SA de C.V. to develop and launch a new brand of super-premium tequila, ‘‘Tequila Tierras Autenticas de Jalisco’’ or ‘‘Tierras’’.  At its introduction, we expect that Tierras will be one of the few organic tequilas offered for sale in the United States. Castle Brands will be the exclusive importer and marketer of Tierras in the United States. Autentica Tequilera was founded in 2003 by Javier, Alfonso and Daniel Orendain. The Orendain name is synonymous with tequila. Their grandfather, Eduardo Orendain Gonzales, started one of Mexico’s most prominent tequila companies. This third generation of tequila producers takes their family’s proud heritage and combines it with the passion and vision of a younger generation to produce an extraordinary tequila for today’s discerning market. Tierras will be the signature brand of Autentica Tequilera. Tequila Tierras Autenticas de Jalisco translates to ‘‘authentic tequila from the soil of Jalisco.’’ Tierras, which will launch later this year, will be available as blanco, reposado and añejo and is expected to be available for sale in the U.S. in September.

Our growth strategy

Our objective is to continue building a distinctive portfolio of global premium spirits brands. We are currently in the process of shifting our focus from increasing our case sales to achieving profitability as a company. To achieve this:

•	increase revenues from existing spirits brands. We intend to focus our existing distribution relationships, sales expertise and targeted marketing activities to concentrate on our most profitable brands; expand our domestic and international distribution relationships to increase the mutual benefits of concentrating on our most profitable brands, while continuing to achieve growth and gain additional market share for our brands within retail stores, bars and restaurants, and thereby with end consumers; increase sales to national on-premise chain accounts;

•	building brand awareness through innovative marketing, advertising and promotional activities. We place a significant emphasis on our bottle design, labeling and packaging, as well as on our advertising and promotional activities, to establish and reinforce the image of our brands and have invested significant capital over the last several years in developing our brands. We intend to continue developing compelling campaigns for our spirits brands through the coordinated efforts of our experienced internal marketing personnel and leading third-party design and advertising firms; activate consumer-oriented electronic and web-based ‘‘viral’’ marketing programs while continuing to utilize traditional advertising media including billboards, print advertisements and in-store promotional materials, to increase consumer brand awareness;

•	improving value chain and managing cost structure. We are currently undergoing a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This has included recently undertaken restructurings and personnel reductions in our international and Gosling-Castle Partners operations. We further intend to map, analyze and redesign our purchasing and supply systems to maximize profitability from our current and future operations; and

•	selectively adding new premium brands to our spirits portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our portfolio of premium spirits brands, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for the addition of new brands focuses on underserved areas of the spirits marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We expect that any future acquisitions and agency relationships will be immediately accretive and evaluated on the potential contribution of such business to our objective of becoming profitable as a company. We intend to continue to pursue strategies to maximize stockholder value, which we expect will focus on immediately accretive agency relationships (such as our recent addition of Tierras Tequila), but may continue to include acquisitions that will help us further expand our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

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

We do not have significant investment in distillation, bottling or other production facilities or equipment. Instead, we have entered into relationships with several companies to provide those services to us for our various brands. We believe that these types of arrangements allow us to avoid committing significant amounts of capital to fixed assets and permit us to have the flexibility to meet growing sales levels by dealing with companies whose capacity significantly exceeds our current needs. These relationships vary on a brand-by-brand basis as discussed below. As part of our ongoing efforts to manage our costs and improve profitability, we will continue to review each of our business relationships to determine if we can increase the efficiency of our operations and improve our path to profitability.

Boru vodka

We have a supply agreement with Carbery Milk Products Limited, a member of the Carbery Group, a distiller and food producer based in Ballineen, Ireland, to provide us with the distilled alcohol used in our Boru vodka. This supply agreement with Carbery was originally entered into by Roaring Water Bay in 1998 and became ours in 2003, when we acquired Roaring Water Bay and, with it, our Boru vodka brand. The supply agreement provides for Carbery to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2008, in quantities to be designated by us annually. The Company is currently seeking alternative means of supply, including, but not limited to, the extension or renewal of the existing contract. We believe that Carbery has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. Carbery also produces the flavoring ingredients used in the Boru vodka flavor extensions and in our Brady’s Irish cream.

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

Pursuant to our bottling and services agreement with Terra, which extends through February 28, 2009, Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Boru vodka brands and our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and price indexes for consumer price index increases up to 3½%. The Company is currently seeking alternative sources of services and supply, including, but not limited to, the extension or renewal of the existing contract. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. All alcohol is held on the premises by Terra under its customs and excise bond.

Gosling’s rum

The Gosling’s rums have been produced by Gosling’s Brothers Limited in Hamilton, Bermuda for over 200 years and, pursuant to our distribution arrangements with the Goslings, they have retained the right to act as the sole supplier to Gosling-Castle Partners Inc. with respect to our Gosling’s rum requirements. They source their rums in the Caribbean and transport them to Bermuda where they are blended according to proprietary recipes. The rums are then sent to the Heaven Hill plant in Bardstown, Kentucky where they are bottled, packaged, stored and shipped to our various distributors. Gosling’s Brothers increased its blending and storage facilities in Bermuda to accommodate our supply needs for the foreseeable future. We believe Heaven Hill has ample capacity to meet our projected supply needs. See ‘‘— Strategic brand – partner relationships.’’

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

Pallini liqueurs

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

Tierras Tequila

Tierras Tequila Autenticas de Jalisco or ‘‘Tierras’’ is being produced for us in Mexico by Autentica Tequilera S.A. de C.V, a Mexican company founded four years ago by Javier, Alfonso and Daniel Orendain. The Orendains are third-generation tequila producers. Autentica Tequilera is purchasing organic agave, and in the process of cultivating, in conjunction with its affiliates, its own supply of organic agave. The tequila is then distilled from the agave at a facility owned by Autentica Tequilera in the Jalisco region of Mexico. Tierras will be the signature brand of Autentica Tequilera. Tierras, which will launch later this year, will be available as blanco, reposado and añejo. The blanco is unaged, the reposado is aged in oak barrels at the distillery for up to a year, and the añejo is aged in oak barrels at the distillery for at least a year. The tequila is then bottled for us by Autentica Tequilera. We believe that, given the ability of Autentica Tequilera to purchase organic agave in Mexico and its anticipated cultivation of organic agave, that Autentica Tequilera has sufficient capacity to meet our foreseeable supply needs for this brand.

Distribution network

We believe that one of our strengths is the distribution network that we have developed with our sales team and our independent distributors and brokers. We currently have distribution and brokerage relationships with third-party distributors in all 50 states in the United States, as well as material distribution arrangements in approximately twenty-one other countries.

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

The U.S. spirits industry has undergone dramatic consolidation over the last ten years and the number of companies and importers has significantly declined due to merger and acquisition activity. There are currently six major spirits companies, each of which own and operate their own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the United States. The major companies are increasingly exerting significant influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors. Therefore, with the establishment of our distribution network in all 50 states, we believe we have overcome a significant barrier to entry in the U.S. spirits business and enhanced our attractiveness as a strategic partner for smaller companies lacking comparable distribution.

For the fiscal year ended March 31, 2008, our U.S. sales represented approximately 71.1% of our revenues, and we expect them to grow as a percentage of our total sales in the future. See Note 20 of Notes to Consolidated Financial Statements.

Importation.    While we own most of our brands or, by contract, have the exclusive right to act as U.S. importer of the brands of our strategic partners, we do not currently act as our own importer in the United States for all brands. We currently hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau, a division of the U.S. Department of the Treasury, and the requisite license in 25 of the 50 states. For those states where we are not yet licensed, we use the services of a licensed importer to act as importer of record.

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

Until recently, it was much more cost effective for us to use MHW as our U.S. importer and to rely on its state licenses rather than expend the resources necessary to set up the required licensing infrastructure internally. At this stage of our growth, however, our revenue-based fees to MHW are reaching the point where it begins to be more economical for us to assume the role of importer ourselves. While we have commenced this process and expect to bring a number of the services provided by MHW in-house in the future, until we have obtained the requisite licenses in at least a majority of the states, we will continue to rely on MHW to perform the importing function for us. As of June 23, 2008, we have obtained licenses in 25 states, and we are in the process of bringing the importing functions for these states in-house.

Wholesalers and distributors.    In the United States, we are required by law to use state licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to the various retail outlets. As a result, we are dependent on them not only for sales but also for product placement and retail store penetration. We currently have no distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors and they are under no obligation to place our products or market our brands. In addition, all of them also distribute the products and brands of competitors of ours. As a result, the fostering and maintaining of our relationships with our distributors is of paramount importance to us. Through our internal sales team, we have established relationships for our brands with wholesale distributors in each state, and our products are currently sold in the United States by approximately 80 wholesale distributors, as well as by various state beverage alcohol control agencies.

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

Our primary international markets are the Republic of Ireland, the United Kingdom, Germany, France, Italy and Canada. In addition, we have sales in a number of other countries in continental Europe and the Caribbean. For the fiscal year ended March 31, 2008, our non-U.S. sales represented 28.9% of our revenues. See Note 20 of Notes to Consolidated Financial Statements.

Significant customers

Sales to one customer, Southern Wine and Spirits (and its related entities), accounted for approximately 23.0% of our consolidated revenues for the fiscal year ended March 31, 2008.

Our sales team

While we currently expect more rapid growth in the United States, international markets hold considerable potential and are an important part of our global strategy. We are in the process of reevaluating our international strategy on a market-by-market basis to strengthen our distributor relationships, optimize our sales team and effectively focus our financial resources.

We currently have a total sales force of 29 people, including eight regional U.S. sales managers and two international sales managers, with an average of over 15 years of industry experience with premium spirits brands.

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

We support our marketing efforts for our brands with a wide assortment of point-of-sale materials. The combination of trade and consumer programs, supported by attractive point-of-sale materials, also establishes greater credibility for us with our distributors and retailers.

We also place a significant emphasis on our bottle design, labeling and packaging to establish and reinforce the image of our brands. For instance, we recently introduced a significantly redesigned and upgraded Clontarf Irish Whiskey bottle.

Strategic brand-partner relationships

A key component of our growth strategy and one of our competitive strengths is our ability to forge strategic relationships with owners of both emerging and established spirits brands seeking opportunities to increase their sales beyond their home markets and achieve global growth. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships with respect to Gosling’s rum, the Pallini liqueurs, Tierras Tequila and Celtic Crossing, all of which relationships are described below, and we will endeavor to continue expanding our brand portfolio through similar such arrangements in the future.

Gosling-Castle Partners Inc./Gosling’s rums

Effective as of January 2005, we entered into a national distribution agreement with Gosling’s Export (Bermuda) Limited, referred to as Gosling’s Export, pursuant to which we obtained the exclusive right to distribute the Gosling’s rum products, which have been produced by the Gosling family in Bermuda for over 200 years. In February 2005, we expanded this relationship by purchasing a 60% controlling interest in a strategic export venture, now named Gosling-Castle Partners Inc., with the Gosling family. Gosling-Castle Partners was formed to enter into an export agreement with Gosling’s Export that gives Gosling-Castle Partners the exclusive right to distribute Gosling’s rum and related products on a world wide basis (other than in Bermuda) and assigns to Gosling-Castle Partners all of Gosling’s Export’s interest in our January 2005 U.S. distribution agreement with them. In exchange for the global distribution rights under the export agreement, Gosling-Castle Partners issued a note to Gosling’s Export in the principal amount of $2.5 million, which was paid in four equal installments of $625,000 bi-annually through October 1, 2006. The export agreement has an initial term expiring in April 2020, subject to a 15 year extension if certain case sale targets are met. Under the terms of the export agreement, which commenced in April 2005, Gosling-Castle Partners is generally entitled to a stipulated share of the proceeds from the sale, if ever, of the ownership of any of the Gosling’s brands to a third-party, through a sale of the stock of Gosling’s Export or its parent, with the size of such share depending upon the number of case sales made during the twelve months preceding the sale. In addition, prior to selling the ownership of any of their brands that are subject to these agreements, Gosling’s Export must first offer such brand to Gosling-Castle Partners and then to us. Pursuant to our arrangement with the Goslings, they have retained the right to act, through Gosling’s Brothers Limited, as the sole supplier to Gosling-Castle Partners with respect to our Gosling’s rum requirements.

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

During the period through December 31, 2007, we had the right to purchase Limoncello at a stipulated price subject to one adjustment in calendar 2006 or calendar 2007 to reflect the inflation rate in the Italian economy and subject to further adjustment for raw material increases of 5% or more during any quarter to the extent the increase is above the rate of inflation and only for the period the increase is maintained. As of January 1, 2008, I.L.A.R. has the discretion to raise prices as long as the price increases do not exceed those of major competitors for comparable products. I.L.A.R. is required to maintain certain product standards, and we have input into adjustments of the product and packaging. We are required to prepare a preliminary annual strategy plan for advertising and distribution for review and are required to make certain advertising, marketing and promotional expenditures based on volume. The initial term of the agreement expires on December 31, 2009 and is automatically renewed for either three or five years, based on case sales in 2009. I.L.A.R. indemnifies us in the United States for claims arising out of compliance with U.S. laws or regulations or relating to the quality or fitness of products and maintains $5 million of insurance upon which we are named an additional insured. We indemnify I.L.A.R. for claims arising out of claims relating to the marketing, promotion, sale or distribution of the products and maintain $5 million of standard product liability insurance upon which I.L.A.R. is the named insured. Additional agreements are pending regarding I.L.A.R.’s distribution of our products.

Tierras Tequila

In February 2008, we entered into an exclusive importation and marketing agreement with Autentica Tequilera S.A. de C.V., which was founded four years ago by Javier, Alfonso and Daniel Orendain, pursuant to which the Company became the exclusive US importer of a new super premium tequila, ‘‘Tequila Tierras Autenticas de Jalisco’’ or ‘‘Tierras’’.

The agreement has a term of five years, with automatic five-year renewals based upon sales targets, which are agreed for the first two renewals and to be negotiated for subsequent renewals.

During the term of the Agreement, we have the right to purchase tequila at stipulated prices. Autentica Tequilera is required to maintain certain standards for its products, and we have input into the product and packaging. We are required to prepare periodic reports detailing the development of the brand’s sales. Autentica Tequilera indemnifies us for claims arising out of or relating to the quality or fitness of products and maintains $5 million of insurance upon which we are named an additional insured. Pursuant to this agreement, we obtained rights of first refusal with respect to the importation of (i) any new market for Tierras (except Mexico), and a (ii) any new products of Autentica Tequilera within the US or any other market (except Mexico). We also obtained a right of first refusal on any sale of the Tierras brand, and a right to acquire up to 35% of the economic benefit of any such sale with a third-party based upon the achievement of certain cumulative sales targets.

Gaelic Heritage Corporation Limited/Celtic Crossing

In March 1998, we entered into an exclusive national distribution agreement with Gaelic Heritage Corporation Limited, an affiliate of Terra Limited, one of our suppliers, which was subsequently amended in April 2001, pursuant to which we acquired from Gaelic a 60% ownership interest, and our importer, MHW, acquired a 10% ownership interest, in the Celtic Crossing brand in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. We also have the right to acquire 70% of the ownership of the Celtic Crossing brand in the remainder of the world. We also acquired the exclusive right to distribute Celtic Crossing on a world-wide basis. Under the terms of the agreement with Gaelic, as amended, we have the right to purchase from Gaelic, based upon our forecasts, cases of Celtic Crossing at annually agreed costs and a royalty payment per case sold at various rates depending on the territory and type of case sold. During the term of the agreement, without the prior written consent of Gaelic, we may not distribute any other Irish liqueur unless it is bottled in Gaelic’s (Terra’s) facilities. Pursuant to the terms of the agreement, Gaelic provides us with €6.3 million ($10.0 million) of product liability insurance. The agreement may be terminated, among other things, upon notification by either party that the other party has materially breached the agreement and such breach is not cured within 60 days of the date such notice is given.

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

We have entered into distribution agreements for brands owned by third parties, such as the Pallini liqueurs, Tierras Tequila and the Gosling’s rums. The Pallini liqueurs and Gosling’s rum brands are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda) and the Pallini liqueur brands in the United States. Tequila Tierras Autenticas de Jalisco and its distinctive label have been filed for registration with the United States Patent and Trademark Office by Autentica Tequiliera. See ‘‘— Strategic brand-partner relationships.’’

Our unique ‘‘trinity’’ bottle is the subject of Irish and UK utility patents owned by The Roaring Water Bay (Research & Development) Company Limited and a U.S. Design patent owned by our subsidiary Castle Brands Spirits Company Limited. In December 2003, we entered into a license agreement with Roaring Water Bay (Research & Development) Company Limited whereby we obtained an exclusive license to use the patents for a five-year term ending in December 2008. The license agreement provides for a royalty equal to 8% of the net invoice price of trinity bottle products covered by these patents sold or otherwise disposed of by us, subject to a maximum of €30,000 ($47,400) per year. The license agreement also includes our right to acquire the patent registrations for the Trinity bottle for €90,000 ($142,200). We are currently evaluating the possibility of extending the license or exercising our right to purchase the patent.

Trademarks

This annual report includes the names of our brands, which constitute trademarks or trade names which are proprietary to and/or registered in our name or in the name of one of our subsidiaries or related companies, including, but not limited to, Castle Brandstm, Boru®, Crazzberry®, Brady’s®, Knappogue Castle Whiskey®, Clontarftm, Jefferson’s Bourbontm, Jefferson’s Reserve®, Sam Houston Bourbon®, Sea Wynde®, Celtic Crossing® and British Royal Navy Imperial Rumtm; and trademarks with respect to brands for which we have certain exclusive distribution rights and which are proprietary to and/or registered in the names of third parties, such as Pallini®, which is owned by I.L.A.R. S.p.A., Tequila Tierras Autenticas de Jaliscotm,which is owned by Autentica Tequiliera S.A. de C.V., and Gosling’stm, Gosling’s Black Seal®, Gosling’s Gold Bermuda Rumtm and Gosling’s Old Rumtm which are owned by Gosling Brothers Limited. This annual report also contains other brand names, trade names, trademarks or service marks of other companies and these brand names, trade names, trademarks or service marks are the property of those other companies.

Seasonality

Our industry is subject to seasonality with peak sales in each major category generally occurring in the fourth calendar quarter, which is our third fiscal quarter. See ‘‘Risk Factors – Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future rendering quarter-to-quarter comparisons unreliable as indicators of performance.’’

Information systems

We employ Microsoft Dynamics GP as our financial reporting system worldwide. This system is installed on our servers in New York and is accessible remotely by our personnel globally via secured Internet connection. We maintain local area networks, referred to as LANS, in our Houston, Dublin and New York offices. These LANS support email communication and Internet connectivity for these offices and, in addition, support such features as automatic data back-up and recovery in the event of a hardware failure at a local terminal. The domestic LANS are maintained by qualified personnel employed by the Company. The international LANS are maintained by professional third-party service providers.

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

By focusing on the premium segment of the market, in which products typically carry higher margins, and having an established, experienced sales force, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Our U.S. regional sales managers, who average over 15 years of industry experience, provide long-standing relationships with distributor personnel and with their major customers. Finally, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size spirits companies, such as ourselves, as distributors seek diversification among their suppliers.

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

Employees

As of March 31, 2008, we had 58 employees, of which 29 were in sales and 29 were in management, finance, marketing and administration. Of our employees, 48 are located in the United States and 10 are employed outside of the United States, primarily in Ireland.

Geographic Information

We operate in one business – premium branded spirits. Our product categories are vodka, rum, tequila, liqueurs, and whiskey. We report our operations in two geographical areas: International and United States. See Note 20 of Notes to Consolidated Financial Statements.

Item 1A.    Risk Factors

Our future success is highly uncertain and cannot be predicted based upon our limited operating history.

Although our predecessor was formed in 1998, most of our brands, including Boru vodka, our leading brand by volume, have only been acquired or introduced by us since our formation in July 2003. As a result, compared to most of our current and potential competitors, we have a relatively short operating history and our brands are early in their growth cycle. Additionally, we anticipate acquiring brands in the future that are unlikely to have established global brand recognition. Accordingly, it is difficult to predict when or whether we will be financially and operationally successful, making our business and future prospects difficult to evaluate.

We have never been profitable, and if we continue to lose money and do not achieve profitability soon, we may be unable to continue our business. Our ability to continue as a going concern is uncertain. As a result, our auditors have issued a going concern report on our financial statements.

We have incurred losses since our inception, including net losses of $27.6 million and $16.6 million for the years ended March 31, 2008 and 2007, respectively, and had an accumulated loss of $87.5 million as of March 31, 2008. We believe that we will continue to incur sizeable net losses for the foreseeable future as we expect to make continued and significant investment in product development, and sales and marketing and to incur significant administrative expenses as we seek to grow our current and future brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Despite our anticipated aggressive marketing expenditures, our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. In addition, we may find that our expansion plans are more costly than we currently anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. Our expenses also include interest on indebtedness incurred. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, many of which are directly related to the costs of being a reporting company under the Securities Exchange Act of 1934.

Because of our history of losses, our current financial condition and $10.0 million dollars of principal payments on our senior notes payable due May 2009, the report of our Independent Registered Public Accounting Firm includes an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern. Please see Note 1 to our financial statements for the year ended March 31, 2008.

We will require additional capital to finance operations, the acquisition of additional brands and to grow existing brands, and our inability to raise such capital on beneficial terms or at all could harm our operations and restrict our growth.

We will require additional capital to finance operations. In addition, in the future we will need additional capital on an accelerated basis to fund potential acquisitions of new brands, expansion of our product lines, and increased sales, marketing and advertising costs with respect to our existing and any newly acquired brands. If, at such times, we have not generated sufficient cash from operations to finance those additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. In addition, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We are dependent on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace. We also have annual purchase obligations with certain suppliers.

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the United States, Bermuda, the Caribbean and Europe. We rely on the owners of Gosling’s rum, the Pallini liqueurs and Tierras tequila to produce their brands for us. With respect to our proprietary products, we, in several instances, rely on a single supplier to fulfill one or all of the manufacturing functions for one or more of our brands. For instance, The Carbery Group is the sole producer for Boru vodka; Irish Distillers Limited is the sole provider of our single malt, blended and grain Irish whiskeys; Gaelic Heritage Corporation Limited is the sole producer of our Celtic Crossing Irish liqueur; and Terra Limited is not only the sole producer of our Brady’s Irish cream liqueur but also the only bottler of both our Boru vodka and our Irish whiskeys. We do not have long-term written agreements with all of our suppliers. In addition, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. In addition, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. Our contract with The Carbery Group expires December 31, 2008 and our contract with Terra Limited expires February 29, 2009. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We cannot yet act as our own importer of record in all 50 states and rely on MHW Ltd. to perform this function for us in those states in which we are not registered. The loss of its services could thus significantly interrupt our U.S. sales and harm our reputation, our business and our results of operations.

In the United States, there is a three-tier distribution system for imported spirits: the imported brand is sold to a licensed importer; the importer sells the imported brand to a wholesale distributor; and the distributor sells the imported brand to retail liquor stores, bars, restaurants and other outlets in the states in which it is licensed to sell alcohol. While we own most of our brands or, by contract, have the exclusive right to act as U.S. importer of the brands of our strategic partners, we do not currently act as our own importer in the United States for all brands. We currently hold the federal importer and wholesaler license and the requisite license in 25 of the 50 states. For those states where we are not yet licensed, we use the services of a licensed importer to act as importer of record. We have, as a result, historically depended on MHW Ltd. to serve in this capacity for us. In addition to acting as importer of record for us, MHW also provides and supervises storage and transportation of our products to local wholesale distributors and provides several accounting and payment related services to us. Until we are licensed in a majority of the states and bring these services in-house, the loss of MHW’s services or its poor performance, either nationally or at a state level, could significantly interrupt or decrease our U.S. sales and harm our reputation, our business and our results of operations. In addition, while MHW purchases product from us to fill wholesale orders, MHW is not liable to us for any unpaid balances due from the distributors on these orders.

In addition, until recently, it was much more cost effective for us to use MHW as our U.S. importer and to rely on its state licenses rather than expend the resources necessary to set up the required licensing infrastructure internally. At this stage of our growth, however, we believe that our fees to MHW, which are based in part on our case sale volumes, are now reaching the point where it may be more economical for us to assume the role of importer ourselves. While we have commenced this process, we currently hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau and the requisite license in 25 states. Until we have obtained the requisite licenses in at least a majority of the states, we must continue to rely on MHW to perform the importing function for us and, if we continue to grow, pay increasing fees to it for these services.

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

While most of our international markets do not require the use of independent distributors by law, we have chosen to conduct our sales through distributors in all of our markets and, accordingly, we face similar risks to those set forth above with respect to our international distribution. Some of these international markets may have only a limited number of viable distributors. We have recently changed our distributor in the Republic of Ireland.

The sales of our products could decrease significantly if we cannot secure and maintain listings in the control states.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing must generally reach certain volumes and/or profit levels to maintain their listings. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the 18 control states, or secure and maintain listings in those states for any additional products we may acquire, sales of our products could decrease significantly.

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

In addition, there are special risks associated with the acquisition of additional brands through joint venture arrangements. While we own a controlling interest in our Gosling-Castle Partners strategic export venture, we may not have the majority interest in, or control of, future joint ventures that we may enter into. There is, therefore, risk that our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our interests or goals or those of the joint venture. There is also risk that our current or future joint venture partners may be unable to meet their economic or other obligations and that we may be required to fulfill those obligations alone.

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

Our quarterly revenues and operating results have varied in the past due to seasonality of our industry and the timing of our major marketing campaigns and brand additions. For instance, in our industry peak sales in each major category generally occur in the fourth calendar quarter, which is our third fiscal quarter. As a result, our third fiscal quarter revenues (those for the quarter ending December 31) are generally higher than other quarters. However, for the fiscal year ended March 31, 2008, our third quarter sales accounted for only 23.3% of our revenues for that year due to the reduced sales in the Republic of Ireland concurrent with our change in distributor. Our quarterly operating results are likely to continue to vary significantly from quarter to quarter in the future. As a result, we believe that quarter-to-quarter comparisons of our revenues and operating results are not meaningful indicators of performance.

Currency exchange rate fluctuations and devaluations cause a significant adverse effect on our revenues, sales and overall financial results.

For the fiscal year ended March 31, 2008, non-U.S. operations accounted for approximately 28.9% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales. Also, for the fiscal year ended March 31, 2008, euro denominated sales accounted for approximately 27.1% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the euro or British pound could have a significant adverse affect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.

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

We rely on a small number of key individuals to implement our plans and operations, including Donald L. Marsh, our President and Chief Operating Officer, Alfred J. Small, our Chief Financial Officer, and T. Kelley Spillane, our Senior Vice President – U.S. Sales, as well as our other executive officers and our regional and foreign sales managers. While we currently maintain key person life insurance coverage on the life of Mr. Spillane, that insurance may not be available to us in the future or the proceeds therefrom may not be adequate to replace the services of this manager. To the extent that the services of any of these individuals become unavailable, we will be required to hire other qualified personnel, and we may not be successful in finding or hiring adequate replacements. As a result, if we lose the services of any of these individuals, we may not be able to implement our business strategy or operate our business effectively. Further, our management of future growth and our successful integration of any acquired brands or companies will require substantial additional attention from our senior management team and require us to retain additional qualified management personnel and to attract and train new personnel. Failure to successfully retain and hire needed personnel to manage our growth and development would harm our ability to implement our business plan and grow our business.

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

During the year ended March 31, 2008 we recorded a net allowance for obsolete and slow moving inventory of $1.5 million. We recorded this allowance on both raw materials and finished goods, primarily in the disposition of our old packaging of Boru vodka, rendered obsolete with our repackaging in March 2007, and our old packaging of Clontarf Irish whiskey, rendered obsolete with our launch of the new Clontarf packaging in March 2008. In addition, in an effort to refocus our efforts on our faster growing and more profitable SKUs and bottle sizes, we reduced the number of both on some of our other products, primarily Gosling’s rums. The charge has been recorded as an increase to Cost of Sales in the current period and has a significant negative effect on our reported gross profit and gross margin.

We have a material amount of goodwill and other intangible assets. We have taken an impairment charge on our goodwill in the current period. If, in the future, we are required to take an additional impairment of this goodwill and other intangible assets, it would increase our net loss.

As of March 31, 2008, goodwill represented approximately $3.8 million, or 8.8%, of our total assets and other intangible assets represented approximately $13.6 million, or 32.2%, of our total assets. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceed the fair value of the net assets acquired. Under Statement of Financial Accounting Standards No. 142 entitled ‘‘Goodwill and Other Intangible Assets,’’ goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to a periodic impairment evaluation based on the fair value of the reporting unit. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would increase our net loss and those increases could be material.

Under SFAS 142, impairment of goodwill is tested by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid.

The fair value of each reporting unit was determined at March 31, 2008 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) of comparable companies. Such valuations resulted in our recording a goodwill impairment loss of approximately $8.8 million for the year ended March 31, 2008. Such adjustments were attributable to downward revisions of earnings forecasted for future years, an increase in the incremental borrowing rate due to operating results that were worse than anticipated and an overall decrease to the value of the comparable companies.

Our existing and future debt obligations could impair our liquidity and financial condition.

As of March 31, 2008, we had total consolidated indebtedness of approximately $18.7 million. We may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

Although we are currently listed on the American Stock Exchange, we might not meet the criteria for continued listing on the American Stock Exchange in the future. If we are unable to meet the continued listing criteria of the American Stock Exchange and became delisted, trading of our common stock could be conducted in the Over-the-Counter Bulletin Board. In such case, an investor would likely find it more difficult to dispose of our common stock or to obtain accurate market quotations for it. If our common stock is delisted from the American Stock Exchange, it will become subject to the Securities and Exchange Commission’s ‘‘penny stock rules,’’ which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and ‘‘accredited investors.’’ Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of stockholders to sell their common stock in the secondary market.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on our internal control over financial reporting as of March 31, 2008. We have not been subject to these requirements in the past. The internal control report contained (a) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (c) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (d) for the fiscal year ending March 31, 2010, a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

To achieve compliance with Section 404 within the prescribed period, we documented and evaluated our internal controls over financial reporting, which was both costly and challenging. In this regard, we dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented, and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that our independent registered public accounting firm will not be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

Our executive offices are located in New York, New York, where we lease approximately 3,800 square feet of office space under a sublease that expires on December 31, 2008. We plan on evaluating alternative office locations prior to the expiration of our New York office sublease. We also lease approximately 7,500 square feet of office space in Dublin, Ireland under a lease that expires on February 28, 2009, approximately 1,000 square feet of office space in Houston, Texas under a lease that expires on March 31, 2009, and approximately 1,000 square feet of office space in Louisville, Kentucky under a lease that expires on May 31, 2009.

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

Fiscal Quarter-2007	High	Low
First Quarter (April 6 – June 30, 2006)	$9.15	$5.95
Second Quarter (July 1 – September 30, 2006)	$7.90	$5.50
Third Quarter (October 1 – December 31, 2006)	$7.55	$5.56
Fourth Quarter (January 1 – March 31, 2007)	$7.48	$5.03
Fiscal Quarter-2008
First Quarter (April 1 – June 30, 2007)	$6.75	$5.60
Second Quarter (July 1 – September 30, 2007)	$5.50	$4.18
Third Quarter (October 1 – December 31, 2007)	$4.41	$0.90
Fourth Quarter (January 1 – March 31, 2008)	$2.37	$1.02

As of June 26, 2008, there were 158 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or ‘‘street name’’ accounts through brokers.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative total stockholder return on our common stock from April 6, 2006 through March 31, 2008 to the cumulative total return for (i) the Russell 2000 Index (the ‘‘Russell 2000 Index’’) and (ii) a peer group that we selected that consists of alcoholic and non-alcoholic beverage companies. The peer group is comprised of Wilamette Valley Vineyards, Inc., Scheid Vineyards Inc., Drinks Americas Holdings, Ltd., Lifeway Foods Inc. and Jones Soda Co. (the ‘‘Peer Index’’). Total return values were calculated based on cumulative total return assuming the investment, at the closing price on April 1, 2008, of $100 in each of our common stock, the Russell 2000 Index, and the Peer Index. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not ‘‘soliciting material,’’ is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among Castle Brands, Inc., The Russell 2000 Index
and a Peer Group

*	$100 invested on 4/6/06 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

Item 6.    Selected Consolidated Financial Data

The following tables set forth selected consolidated financial data and other data for the periods ended and as of the dates indicated. The selected consolidated financial data for the fiscal years ended March 31, 2008, 2007, 2006, 2005 and 2004 has been derived from our historical audited consolidated financial statements. You should read the following selected consolidated financial data and other data in conjunction with our consolidated financial statements, including the related notes, and the section entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included elsewhere in this Annual Report on Form 10-K.

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

	Years ended March 31,
	2008	2007	2006	2005	2004
Consolidated statement of operations data
(in thousands, except per share data):
Sales, net	$27,325	$25,164	$21,150	$12,618	$4,827
Cost of sales	19,272	16,780	13,656	8,745	3,285
Allowance for obsolete and slow-moving inventory	1,542	—	—	—	—
Gross profit	6,511	8,384	7,494	3,873	1,542
Selling expense	17,843	16,766	13,048	11,569	5,398
General and administrative expense	8,369	8,646	5,493	3,637	1,960
Depreciation and amortization	1,030	1,001	907	323	226
Goodwill impairment	8,750	—	—	—	—
Operating loss	(29,481)	(18,029)	(11,954)	(11,656)	(6,042)
Other income	12	5	4	124	2
Other expense	(122)	(47)	(37)	(46)	(82)
Foreign exchange gain/(loss)	2,251	1,360	(338)	120	(85)
Interest expense, net	(1,679)	(1,085)	(1,579)	(998)	(304)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	(295)	—	—	—
Current credit/(charge) on derivative financial instrument	189	118	16	(77)	26
Income tax benefit	148	148	148	—	—
Minority interests	1,098	1,267	656	5	35
Net loss	$(27,584)	$(16,558)	$(13,084)	$(12,528)	$(6,450)
Less: Preferred stock and preferred membership unit dividends	—	48	1,596	1,252	761
Net loss attributable to common stockholders	$(27,584)	$(16,606)	$(14,680)	$(13,780)	$(7,211)
Net loss per common share basic and diluted (1)	(1.81)	$(1.40)	$(4.73)	$(4.44)	$(3.22)
Weighted average shares outstanding basic and diluted (1)	15,264	11,898	3,107	3,107	2,237
Other data (unaudited):
Number of case sales	313,288	314,644	267,052	170,060	64,013
Net sales per case	$87.22	$79.98	$79.20	$74.20	$75.41
Gross profit per case	$20.78	$26.65	$28.06	$22.77	$24.08
Selling expense per case	$56.95	$53.29	$48.86	$68.03	$84.33

(1)	Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued and converted in our initial public offering, and our PIPE in May 2007.

Selected balance sheet data (in thousands):

	As of March 31,
	2008	2007	2006	2005	2004
Cash equivalents and short-term investments	$5,784	$6,917	$1,392	$5,676	$3,461
Working capital (deficit)	16,756	17,084	(799)	5,665	4,541
Total assets	42,137	54,526	43,644	42,926	27,707
Total debt	18,750	18,779	25,431	16,362	4,095
Total liabilities	27,039	29,566	38,546	26,511	8,506
Total stockholders’ equity (deficiency)	14,788	23,553	(26,024)	(12,125)	928

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

Overview

We develop and market premium branded spirits in several growing market categories, including vodka, rum, whiskey, tequila and liqueurs, and we distribute these spirits in all 50 U.S. states and the District of Columbia, in nine key international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Bulgaria, Russia and the Duty Free markets, and in a number of other countries in continental Europe. The brands we market include, among others, Boru vodka, Gosling’s rum, Clontarf Irish Whiskey, Knappogue Castle Whiskey, Jefferson’s, Jefferson’s Reserve and Sam Houston bourbons and the Pallini liqueurs.

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

Change in operational emphasis

We are shifting emphasis from a volume-oriented approach to a profit centric focus. We will do so by adopting strategies and tactics to address the following:

•    Revenue growth from the Company’s existing brands

•    Revenue growth from new brands acquired via ‘‘agency’’ relationships

•    Revenue growth from brands created to address as yet unsatisfied market needs.

The organic growth of existing brands will be supported by a variety of sales and marketing initiatives. The first is recognition of the most profitable brands with re-focused concentration and emphasis upon sales of those brands. Our wholesaler relationships are critical to this effort and we are embarking upon an effort to improve and strengthen these relationships. The result will be an improvement in the penetration of both the on and off premise markets.

Our marketing efforts will utilize a ‘‘viral’’ approach, wherein we use the internet and various focused media campaigns to attract consumer interest and takedown of our brands. We will also be employing the use of leverage in this aspect of our business as we benefit from the organizational strength of the partners we select to participate in our various internet marketing activities as well as ‘‘joint brand development’’ activities.

We are seeking additional agency relationships to round out our brand portfolio. We have developed specific criteria that we are employing in our determination of acceptability of certain brands. By using these criteria, we improve the likelihood of selecting brands that will continue our track record that has been established of growing brands rapidly.

We recently announced the creation of a new tequila brand, ‘‘Tierras’’. This brand has been developed to satisfy the underserved market for ‘‘organic’’ spirits. We will continue to identify underserved markets and develop new products to serve them.

We are completing the restructuring of our international sales and distribution systems, and are now poised to resume growth in our international markets. Several of our brands are in attractive growth categories internationally, and we intend to grow them via the development of an intensified network of distributors in desirable markets.

Cost containment

We have taken significant steps over the past six months to bring our costs down. These steps included a restructuring of the international operations, a restructuring of the Gosling Castle Partnership working relationship and the elimination of unnecessary cost from the U.S. organization. The next step in the process of managing costs is a rigorous application of effort to the entire supply function of our brands. We are examining each step of the process of sourcing our brands to both improve quality and reduce cost. In turn, this process examination will be followed by attention to our systems of work, with the goal of mapping, analyzing and redesigning these systems.

Strategic transactions

A review and understanding of our historical growth during the past fiscal years should consider the timing of our strategic transactions. These transactions for our company and our predecessor companies are outlined below. In addition to the impact of these transactions, we have had significant growth in our own brands and will continue to focus on developing those brands.

Roaring Water Bay acquisition.    On December 1, 2003, in connection with our acquisition of The Roaring Water Bay Spirits Group Limited and The Roaring Water Bay Spirits Company (GB) Limited and their related entities, referred to collectively as Roaring Water Bay, we added the Boru vodka, Clontarf Irish whiskeys and Brady’s Irish cream brands to our portfolio. While we were already selling Boru vodka in the United States pursuant to the 2002 distribution agreement, the acquisition added significant Boru vodka sales internationally, principally in the Republic of Ireland and the United Kingdom. This acquisition is reflected in our financial results for the last four months of our fiscal year ended March 31, 2004 and in all subsequent periods.

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

Gosling-Castle Partners export venture.    On February 18, 2005, we reached agreement to expand our Gosling’s relationship by acquiring a 60% interest in a newly formed global export venture with the Gosling family, now named Gosling-Castle Partners, Inc., that had been formed to acquire, through an export agreement, the exclusive distribution rights for Gosling’s rums worldwide, except for the Gosling’s home market of Bermuda, including an assignment to such venture of the Gosling’s rights under our January 2005 distribution agreement. This export agreement became effective on April 1, 2005. The financial results of Gosling-Castle Partners are included in our consolidated financial statements commencing as of our February 2005 purchase of such interest, with adjustments for minority interest; however, it had no meaningful operations prior to the April 1, 2005 commencement of the export agreement.

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

Tequila Tierras Autenticas de Jalisco    On February 7, 2008, we entered into an agreement with Autentica Tequilera to develop and launch a new brand of super-premium tequila, ‘‘Tequila Tierras Autenticas de Jalisco’’ or ‘‘Tierras’’. Castle Brands will be the exclusive importer and marketer of Tierras in the United States. Tierras, which will be the signature brand of Autentica Tequilera and will launch later this year, will be available as blanco, reposado and añejo and is expected to be available for sale in the U.S. in September.

Operations overview

We generate revenue through the sale of our premium spirits to our network of wholesale distributors or, in control states, state-owned agencies, which, in turn, distribute our premium brands to retail outlets. A number of factors affect our overall level of sales, including the number of cases sold, revenue per case, relative contribution by brand and geographic mix. Changes in any of these factors may have a material impact on overall sales. We introduced the new Boru vodka bottle design in April 2007 in the U.S. and in the international markets in September 2007. During fiscal 2007, and continuing in fiscal 2008, we launched an advertising campaign that featured our new bottle design for Boru vodka. This represents a significant upgrade in packaging and brings the product more in line with its brand positioning. In the United States, our sales price per case includes excise tax and import duties, which are also reflected in a corresponding increase in our cost of sales. Most of our international sales are sold ‘‘in bond,’’ with the excise taxes paid by our customers upon shipment, thereby resulting in lower relative revenue as well as a lower relative cost of sales, although some of our United Kingdom sales are sold ‘‘tax paid,’’ as in the United States. Our sales typically peak during the months of October through December in anticipation of, and during, the holiday season. See ‘‘Risk Factors – Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future rendering quarter-to-quarter comparisons unreliable as indicators of performance.’’ The difference between sales and net sales principally reflects adjustments for various distributor incentives.

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

We expect to significantly increase our case sales in the U.S. and internationally over the next several years through organic growth, and through the extension of our product line via acquisitions and distribution agreements. We will seek to maintain liquidity and manage our working capital and overall capital resources during this period of anticipated growth to be able to take advantage of these opportunities and to achieve our long-term objectives, although there is no assurance that we will be able to do so.

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

Our growth strategy is based upon partnering with existing brands, acquiring smaller and emerging brands and growing existing brands. To identify potential partner and acquisition candidates we plan to rely on our management’s industry experience and our extensive network of contacts in the industry. We also plan to maintain and grow our U.S. and international distribution channels so that we are more attractive to spirits companies who are looking for a route to market for their products. With respect to foreign and small private and family-owned spirits brands, we will continue to be flexible and creative in the structure and form of our proposals and present an alternative to the larger spirits companies.

We also believe there will be growth opportunities for us as a result of the expected growth rates in the imported spirits segments in which we compete. Given the historical and projected growth rates for the imported spirits industry, and the imported vodka and imported rum segments in particular, we are expecting growth in case sales for all of our product categories.

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

Financial performance overview

The following table sets forth certain information regarding our case sales for the fiscal years ending March 31, 2008, 2007 and 2006. The data in the following table are based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Years ended March 31,
Case Sales	2008	2007	2006
Cases
United States	204,819	188,997	149,898
International	108,469	125,647	117,154
Total	313,288	314,644	267,052
Vodka	147,742	160,069	127,894
Rum	79,241	78,552	65,060
Liqueurs	55,455	53,404	56,156
Whiskey	30,850	22,619	17,942
Total	313,288	314,644	267,052
Percentage of Cases
United States	65.4%	60.1%	56.1%
International	34.6%	39.9%	43.9%
Total	100.0%	100.0%	100.0%
Vodka	47.2%	50.9%	47.9%
Rum	25.3%	25.0%	24.4%
Liqueurs	17.7%	16.9%	21.0%
Whiskey	9.8%	7.2%	6.7%
Total	100.0%	100.0%	100.0%

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

Goodwill and other intangible assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of March 31, 2008 and 2007 goodwill and other indefinite lived intangible assets that arose from acquisitions were $3.8 and $13.0 million, respectively. In accordance with SFAS 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, more frequently if circumstances indicate a possible impairment may exist.

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

The fair value of each reporting unit was determined at March 31, 2008 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) of comparable companies. Such valuations resulted in the Company recording a goodwill impairment loss of approximately $8.8 million for the year ended March 31, 2008.

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

Compensation cost associated with stock options recognized in the year ended March 31, 2008 includes: 1) respective amortization related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) respective amortization related to all stock option awards granted on or subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated annually and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change. Under the modified prospective transition method, prior period results have not been restated.

Stock based compensation for the years ended March 31, 2008 and 2007 was $1.1 million and $1.4 million, respectively. We used the Black-Sholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during the years ended March 31, 2008, 2007 and 2006 are included in Note 15 to the consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Years ended March 31,
	2008	2007	2006
Sales, net	100%	100.0%	100.0%
Cost of sales	76.2%	66.7%	64.6%
Gross profit	23.8%	33.3%	35.4%
Selling expense	65.3%	66.6%	61.7%
General and administrative expense	30.6%	34.4%	26.0%
Depreciation and amortization	3.8%	4.0%	4.3%
Goodwill impairment	32.0%	0.0%	0.0%
Loss from continuing operations	(107.9)%	(71.7)%	(56.6)%
Other income	0.0%	0.0%	(0.0)%
Other expense	(0.4)%	(0.2)%	(0.2)%
Foreign exchange gain/(loss)	8.2%	5.4%	(1.6)%
Interest expense, net	(6.1)%	(5.4)%	(7.5)%
Current credit/(charge) on derivative financial instrument	0.7%	0.5%	0.1%
Income tax benefit	0.5%	0.6%	0.7%
Minority interests	4.0%	5.0%	3.0%
Net loss	(101.0)%	(65.8)%	(62.1)%
Less:
Preferred stock and preferred membership unit dividends	0%	0.2%	7.5%
Net loss attributable to common stockholders	(101.0)%	(66.0)%	(69.6)%

Fiscal year ended March 31, 2008 compared with fiscal year ended March 31, 2007

Net sales.    Net sales increased $2.2 million, or 8.6%, to $27.3 million in the fiscal year ended March 31, 2008 from $25.2 million in the comparable prior period. Revenues per case increased 9.0%

as part of our overall pricing strategy. Our increase in net sales also reflects the inclusion of excise and VAT in sales to our distributor in Ireland. Historically, our sales in Ireland have been made ‘‘in-bond’’, net of excise taxes. In September 2007 and again in March 2008, we made sales to our distributor in Ireland ‘‘ex-bond’’ that included $1.9 million and $0.4 million, respectively, in excise taxes and VAT. This increase in excise and VAT in sales to our distributor in Ireland was offset by a change in route to market in the United Kingdom where we now sell ‘‘in-bond.’’ This change resulted in a decrease of $1.7 million in excise and VAT taxes. These taxes are reflected in both our revenues and cost of sales as an equal increase to both.

International case sales volume was negatively impacted primarily by our transition to a new distributor in the Republic of Ireland as well as the timing of reorders in connection with price increases and the relaunch of Boru. Specifically, our new distributor has had difficulty in achieving broad based market penetration. While we anticipate a resolution to the underlying issues, including the possible appointment of a new distributor, will be reached in the near term, the adverse impact on our international sales is expected to continue at least through our next two fiscal quarters.

We recognize that foreign exchange volatility is a reality for an international company as exchange rates can distort the underlying growth of our business (both positively and negatively). To quantify the effect of foreign exchange fluctuations, we have translated current year results at prior year rates. The weakening dollar vis-à-vis the euro and the British pound positively impacted our net sales by 0.4% when measuring our performance on this constant dollar basis.

Our case sales, measured in nine-liter case equivalents, decreased slightly to 313,288, in comparison to the prior year (a decrease of 1,356 cases). Our U.S. case sales as a percentage of total case sales increased to 65.4% during the fiscal year ended March 31, 2008 from 60.1% in the prior fiscal year. This increase reflects the momentum of our portfolio in the U.S., particularly for Boru vodka, our Bourbons and Irish whiskey’s, and the Pallini liqueurs.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the fiscal year ended March 31, 2008 as compared to the prior fiscal year. Current period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne on October 12, 2006. In fiscal 2007, we elected to discontinue sales of a low-margin Irish cream, which resulted in a decrease in the sales of liqueurs. Our international case sales volume was negatively impacted by our transition to a new distributor in the Republic of Ireland, as well as the timing of reorders in connection with price increases and the relaunch of Boru. Specifically, our distributor in the Republic of Ireland has had difficulty in achieving broad based market penetration. While we anticipate a resolution to the underlying issues to be reached in the near term, the adverse impact on our international sales is expected to continue at least through our next two fiscal quarters.

	Increase/(decrease) in case sales		Percentage Increase/(decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(12,327)	14,534	(7.7%)	20.1%
Rum	689	(3,532)	0.9%	(5.8%)
Whiskey	8,231	4,775	36.4%	66.2%
Liqueurs	2,051	45	3.8%	0.1%
Total	(1,356)	15,822	(0.4%)	8.4%

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

As the data has been reported to us, U.S. depletions of our products reflect a 31.9% growth of our entire portfolio in the year-ended ended March 31, 2008 as compared to same period last year. We realized significant increases in Boru vodka of 50.8%, whiskies (net of our Bourbon line acquired in October 2006) of 35.0% and our liqueurs of 38.4%. While the 4.2% depletion growth of our rums was small relative to the balance of the rest of our portfolio, it was still above the relative growth of our competitive set.

Gross profit.    Gross profit decreased 22.3% to $6.5 million during the fiscal year ended March 31, 2008 from $8.4 million in the comparable prior period, and our gross margin decreased to 23.8% during the fiscal year ended March 31, 2008 compared to 33.5% for the prior fiscal year.

During the year ended March 31, 2008, we recorded net allowance for obsolete and slow moving inventory of $1.5 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with our repackaging of Boru vodka in March 2007 and our launch of the new Clontarf packaging in March 2008. In addition, in an effort to refocus our efforts on our faster growing and more profitable SKUs and bottle sizes, we are reducing the number of SKUs and bottle sizes available for sale on some of our other products, primarily Gosling’s rums. In March of 2008, we were able to recover $0.1 million of the charge via a return of some goods to the supplier. The net $1.6 million charge has been recorded as an increase to Cost of Sales in the current year and has a significant negative effect on our reported gross profit and gross margin.

As detailed above, in September 2007 and again in March 2008, we made sales to our distributor in Ireland ‘‘ex-bond’’ that included $1.9 million and $0.4 million, respectively, in excise taxes and VAT. While the inclusion of $2.3 million dollars in both revenues and cost of sales has no net effect in gross profit, the inclusion did have a negative effect on our gross margin, purely as a mathematical consequence of increasing the denominator in the calculation.

The gross margin decline also reflects the higher cost of sales due to increased raw material costs and the effects of a weakening U.S. dollar against the euro on our euro based supply contracts and an unfavorable geographic and brand mix shift for the twelve month period. We recognize that foreign exchange volatility is a reality for an international company as exchange rates can distort the underlying growth of our business (both positively and negatively). To quantify the effect of foreign exchange fluctuations, we have translated current year results at prior year rates. The weakening dollar vis-à-vis the euro and the British pound also positively impacted our gross profit by 0.6% when translating current year results at prior year exchange rates.

Selling expense.    Selling expense increased 6.0% to $17.8 million in the fiscal year ended March 31, 2008 from $16.8 million in the comparable prior period. This continued increase in selling expense was largely attributable to a combination of increased employee salaries and benefits in connection with our effort to strengthen our sales and marketing team of $1.0 million, and the timing of certain advertising promotional programs, including increases in distributor incentives and sales support costs of $0.8 million. In addition, we took a charge of $0.4 million on sales and marketing materials made obsolete by our new Boru and Clontarf packaging. The increase of these costs was offset in part by a reduction in our marketing expense of $0.8 million. Stock-based compensation expense attributable to sales and marketing personnel remained flat at $0.4 million for the year ended March 31, 2008 when compared to the comparable prior period. As a result of the foregoing, selling expense as a percentage of net sales decreased to 66.5% in the fiscal year ended March 31, 2008 as compared to 66.6% for the comparable prior year period. In February 2008, consistent with our new approach to our international markets and overall cost savings previously described, we restructured our international operations to reduce overhead costs. These savings will be realized effective with our 2009 fiscal year.

General and administrative expense.    General and administrative expense decreased 2.9% to $8.4 million in the fiscal year ended March 31, 2008 from $8.6 million in the comparable prior period.

This decrease in general and administrative expense was in part attributable to a decrease in professional fees of $0.2 million and a decrease in compensation expense of $0.1 million as compared to the prior fiscal year. These decreases were offset by an increase to capital based taxes, investor relations and printing charges of $0.2 million. As a result of the foregoing, general and administrative expense as a percentage of net sales decreased to 30.7% in the fiscal year ended March 31, 2008 compared to 34.4% for the comparable prior year period.

Depreciation and amortization.    Depreciation and amortization remained flat at $1.0 million in the fiscal year ended March 31, 2008, compared to $1.0 million in the comparable prior year period.

Goodwill impairment.    Under SFAS 142, the fair value of each of our reporting units was determined at March 31, 2008 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) of comparable companies. The valuations resulted in a goodwill impairment loss of approximately $8.8 million for the year ended March 31, 2008.

Other Income/(Expense), Net.    Other income/(expense), net, increased 35.6% to $1.9 million during the fiscal year ended March 31, 2008 from $1.4 million in the comparable prior period. The major components of this category include a change in foreign exchange, net interest income/(expense) and minority interest.

Foreign exchange gain during the fiscal year ended March 31, 2008 was $2.3 million as compared to a gain of $1.4 million in the comparable prior period. The current period gain is attributable to the effects of the strengthening of the euro and the British pound against the dollar on our intercompany loans to our foreign subsidiaries.

Interest income during the fiscal year ended March 31, 2008 was $0.6 million as compared to $1.0 million in the comparable prior period, reflecting the use of funds from the investment of less of the proceeds of our initial public offering in April 2006 and our private placement in May 2007. Interest expense during the fiscal year ended March 31, 2008 was $2.4 million, unchanged from the comparable prior period.

Minority interest during the fiscal year ended March 31, 2008 amounted to a credit of $1.1 million as compared to a credit of $1.3 million in the comparable prior period as a result of a reduced loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common stockholders.    As a result of the foregoing, including the $8.8 million impairment to goodwill described above, the net loss attributable to common stockholders for the fiscal year ended March 31, 2008 increased 66.1% to $27.6 million from $16.6 million in the comparable prior period. Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued in our private placement financing closed in May of 2007. Total stock-based compensation expense was $1.1 million in the fiscal year ended March 31, 2008 as compared to $1.4 million in the comparable prior period.

EBITDA.    As a result of the foregoing EBITDA decreased 17.5% to negative $15.2 million for the year ended March 31, 2008 versus negative $12.9 million the comparable prior period. EBITDA represents net income before deducting interest expense (including expensing of deferred financing costs), income taxes, depreciation and amortization, goodwill and intangible asset impairment charges and the impact of the non-cash charge for stock-based compensation reported under SFAS 123(R). We use EBITDA as the primary internal management measure for evaluating performance on a period over period analysis, when comparing actual results to budgeted performance and when allocating additional resources. This non-GAAP financial measure is presented in order to assist industry analysts and investors in assessing our liquidity, our ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including interest payments, debt principal repayments, and other non-recurring charges, which are not reflected in EBITDA. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth our reconciliation of EBITDA to net loss (the most directly comparable financial measure):

	Years ended March 31,
(Dollars in thousands)	2008	2007
Net loss	(27,584)	$(16,557)
Add (subtract):
Income tax benefit	(148)	(148)
Interest expense, net, including expensing of deferred financing costs	1,679	1,380
Depreciation and amortization	1,030	1,001
Goodwill impairment	8,750	—
Stock based compensation	1,073	1,388
EBITDA	(15,200)	$(12,936)

Fiscal year ended March 31, 2007 compared with fiscal year ended March 31, 2006

Net sales.    Net sales increased $4.1 million, or 19%, to $25.2 million in the fiscal year ended March 31, 2007 from $21.1 million in the comparable prior period. There was no material change in the selling prices of our existing products. Our increase in net sales reflects an increase in overall case sales, primarily from existing brands. The weakening dollar vis-à-vis the euro and the British pound also positively impacted our net sales as our international sales which are denominated in euros and British pounds translated to U.S. dollars at a higher rate. However, some of these net sales gains were offset by reduced net sales from direct imports into the U.S., whereby federal excise taxes are paid directly by the distributor, resulting in lower revenue per case. In addition, vodka case sales, which have a lower revenue per case than most of our other brands, were a larger percentage of overall case sales in the fiscal year ended March 31, 2007 than the comparable prior period, also resulting in a lower net sales growth.

Our case sales, measured in nine-liter case equivalents, increased 47,592 cases, or 17.8% to 316,644 cases versus the comparable prior period, resulting in our largest year of sales to date. Our U.S. case sales as a percentage of total case sales increased to 60.1% during the fiscal year ended March 31, 2007 from 56.1% in the prior fiscal year. This increase reflects the momentum of our portfolio in the U.S., particularly for Boru vodka, Gosling’s rums and the Pallini liqueurs.

The table below presents the increase or decrease, as applicable, in our case sales by product category for the fiscal year ended March 31, 2007 as compared to the prior fiscal year. Current period Whiskey case sales include sales of bourbon products following our acquisition of McLain & Kyne on October 12, 2006. In fiscal 2007, we elected to discontinue sales of a low-margin Irish cream, which resulted in a decrease in the sales of liqueurs. A decrease in the liqueur sales in the fiscal year ended March 31, 2007 as compared to the prior fiscal year was offset by increases in case sales of our other brands, particularly Boru vodka, which sales increased 53.7% in the U.S. and 25.2% overall from the prior fiscal year, primarily attributable to the launch of the new packaging in the U.S., resulting in increased sales orders to fill distributor inventories, and by sales of newly-acquired premium single batch bourbon brands following our acquisition of McLain & Kyne on October 12, 2006.

	Increase in case sales		Percentage increase
	Overall	U.S.	Overall	U.S.
Vodka	32,175	25,257	25.2%	53.7%
Rum	13,492	8,971	20.7%	17.4%
Whiskey	4,677	3,320	26.1%	85.4%
Liqueurs	(2,752)	1,551	(4.9%)	3.3%
Total	47,592	39,099	17.8%	26.1%

Gross profit.    Gross profit increased 11.9% to $8.4 million during the fiscal year ended March 31, 2007 from $7.5 million in the comparable prior period, while our gross margin decreased to 33.5% during the fiscal year ended March 31, 2007 compared to 35.4% for the prior fiscal year.

The absolute increase in gross profit reflected our increased level of sales. The decrease in gross margin percentage reflects a shift in product mix and increased growth of some of the lower margin products, including shifts in both brands and sizes. Our margins are lower on vodka, which was a greater portion of overall case sales in the fiscal year ended March 31, 2007 than in the comparable prior period. In addition, since the majority of our production is still billed in euros, we were adversely affected by the weakening dollar vis-à-vis the euro.

Selling expense.    Selling expense increased 28.5% to $16.8 million in the fiscal year ended March 31, 2007 from $13.0 million in the prior fiscal year. This increase in selling expense was attributable to the expansion, growth and continued support of our brands and increased case sales, including increases in distributor incentives and sales support costs and increased expenses in connection wit the Gosling’s rum advertising campaign. In order to strengthen our sales and marketing team, we added new personnel, which resulted in an increase in consultancy and compensation expense. We adopted SFAS 123®, Share-Based Payment on April 1, 2006, which resulted in stock-based compensation expense attributable to sales and marketing personnel of $0.4 million in the fiscal year ended March 31, 2007. As a result of the foregoing, selling expense as a percentage of net sales increased to 66.6% in the fiscal year ended March 31, 2007 as compared to 61.7 for the comparable prior year period.

General and administrative expense.    General and administrative expense increased 57.4% to $8.6 million for the fiscal year ended March 31, 2007 from $5.5 million in the prior fiscal year. This increase in general and administrative expenses was in part attributable to the increased costs of being a public company. These public company costs include increases in professional fees and public company directors and officers’ liability insurance of $1.0 million, as compared to the prior fiscal year. In addition to increased compensation for existing personnel, we hired several new employees, resulting in an increase in compensation expense of $0.9 million. We also adopted SFAS 123®, Share-Based Payment on April 1, 2006, which resulted in stock-based compensation expense attributable to personnel other than those in sales and marketing of $1.0 million in the fiscal year ended March 31, 2007. As a result of the foregoing, general and administrative expense as a percentage of net sales increased to 34.4% in the fiscal year ended March 31, 2007 compared to 26.0% for the comparable prior year period.

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

Quarterly results of operations

The following table presents unaudited consolidated statements of operations data for each of the eight quarters concluding with the quarter ended March 31, 2008. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Consolidated statement of operations data (in thousands, except per share amounts):
Sales, net	$6,378	$6,402	$8,921	$5,624
Cost of sales	4,714	4,616	6,437	3,505
Allowance for obsolete and slow-moving inventory	(165)	1,707	—	—
Gross profit	1,829	79	2,484	2,119
Selling expense	4,157	5,011	4,437	4,238
General and administrative expense	2,144	2,073	2,091	2,061
Depreciation and amortization	239	236	284	271
Goodwill impairment	8,750	—	—	—
Net operating loss	(13,461)	(7,241)	(4,328)	(4,451)
Other income	12	—	—	—
Other expense	(82)	(19)	(10)	(11)
Foreign exchange gain/(loss)	947	144	1,083	77
Interest expense, net	(486)	(393)	(314)	(487)
Current (charge)/credit on derivative financial instrument	—	—	—	189
Income tax benefit	37	37	37	37
Minority interests	(7)	614	251	240
Net loss	(13,040)	$(6,858)	$(3,281)	$(4,406)
Preferred stock dividends	—	—	—	—
Net loss attributable to common stockholders	(13,040)	$(6,858)	(3,281)	$(4,406)
Net loss attributable to common stockholders per common share, basic and diluted	(0.83)	$(0.44)	$(0.21)	$(0.31)
Weighted average shares used in computation, basic and diluted	15,629,776	15,629,776	15,629,776	14,166,391

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Consolidated statement of operations data (in thousands, except per share amounts):
Sales, net	$6,071	$7,381	$6,252	$5,460
Cost of sales	4,046	4,938	4,231	3,564
Gross profit	2,025	2,443	2,021	1,896
Selling expense	3,930	4,600	4,694	3,543
General and administrative expense	2,410	2,101	1,899	2,236
Depreciation and amortization	258	263	246	234
Goodwill impairment	—	—	—	—
Loss from continuing operations	(4,573)	(4,521)	(4,818)	(4,117)
Other income	(0)	1	3	1
Other expense	(10)	(21)	(10)	(6)
Foreign currency gain/(loss)	217	484	262	397
Current credit/(charge) on derivative financial instrument	(3)	132	(9)	(2)
Income tax benefit	37	37	37	37
Interest expense, net	(378)	(208)	(76)	(718)
Minority interests	166	366	392	343
Net loss	(4,544)	(3,730)	(4,219)	(4,065)
Less: preferred stock and preferred membership unit dividends	—	—	—	48
Net loss attributable to common stockholders	$(4,544)	$(3,730)	$(4,219)	$(4,113)
Net loss per common share: (1)
Basic	$(0.38)	$(0.31)	$(0.35)	$(0.36)
Diluted	$(0.38)	$(0.31)	$(0.35)	$(0.36)
Weighted average shares used in computation: (1)
Basic	12,109,741	12,051,045	12,009,741	11,422,725
Diluted	12,109,741	12,051,045	12,009,741	11,422,725

(1)	Net loss per common share basic and diluted was positively affected by the increase in shares outstanding resulting from the shares issued and converted in our initial public offering and our private placement in May 2007.

Liquidity and capital resources

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. In addition, we have $10.0 million in principal of our senior notes due on May 31, 2009. These conditions raise substantial doubt about our ability to continue as a going concern. In the past, we have been able to obtain financing to fund our losses. We expect to seek additional capital through the sale of debt and/or equity in fiscal 2009 in order to fund our operating and capital needs, although there can be no assurance that we will be successful. In June 2008 we engaged an investment banking firm to advise us in connection with the evaluation of various prospective transactions, including the raising of additional equity from prospective investors, and the evaluation of the potential sale of one or more assets. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. As a result, the report of our Independent Registered Public Accounting Firm includes an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern. Please see Note 1, to our financial statements for the year ended March 31, 2008.

As of March 31, 2008, we had stockholders’ equity of $14.8 million and working capital of $16.4 million as compared to $23.6 million and $17.1 million, respectively, at March 31, 2007. These amounts as of March 31, 2008 are primarily the result of our May 2007 private placement, which raised net proceeds of $19.6 million upon the sale of 3,520,035 common shares at the offering price of $5.97 per share reduced by our operating losses, including a goodwill impairment charge of $8.8 million. The proceeds have been and will continue to be used for working capital and general corporate purposes, including, without limitation, sales and marketing activities.

Our balance of cash equivalents and short-term investments was $5.8 million at March 31, 2008 as compared to $6.9 million at March 31, 2007. Our balance of cash equivalents and short-term investments increased to $25.0 million in May 2007 as a result of the closing of a $21.0 million private placement of common stock and warrants sold to certain institutional investors. The net proceeds of the private placement were $19.9 million, after giving effect to the placement fee of $1.1 million. In addition, at March 31, 2008, we had approximately $0.8 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for a line of credit and creditors’ insurance.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near-to-mid term:

•	$10.0 million in principle of our senior notes due May 31, 2009.

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	addition of administrative and sales personnel as our business expands;

•	increases in advertising, public relations and sales promotions for existing and new brands and as we expand within existing markets or enter new markets;

•	acquisition of additional spirits brands;

•	financing the operations of our 60%-owned Gosling-Castle Partners strategic export venture;

•	the continued cost of being a public company; and

•	expansion into new markets and within existing markets in the United States and internationally.

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

Hiring of financial advisor

In May 2008, we engaged Miller Buckfire & Co. LLC, a nationally recognized investment banking firm, as our exclusive financial advisor in connection with the evaluation of various prospective transactions, including the raising of additional equity from prospective investors, and the evaluation of the potential sale of one or more assets.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Year ended March 31,
	2008	2007	2006
Net cash provided by (used in):
Operating activities	$(19,955)	$(21,628)	$(14,269)
Investing activities	1,362	(7,688)	(406)
Financing activities	19,076	28,929	10,392
Effect of foreign currency translation	64	—	—
Net increase (decrease) in cash and cash equivalents	$547	$(387)	$(4,283)

Operating activities.    A substantial portion of our available cash has been used to fund our operating activities. In general, these cash funding requirements are based on operating losses, driven chiefly by our sizable investment in our distributor system and sales and marketing activities. With increases in our overall sales volumes, we have also utilized cash to fund our receivables and inventories. In general, these increases are only partially offset by increases in our accounts payable to our suppliers and accrued expenses. Our business has incurred significant losses since inception.

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

In the fiscal year ended March 31, 2008, net cash used in operating activities was $20.0 million, consisting primarily of losses from our operations of $27.6 million, effects of changes in foreign exchange of $2.3 million, increases in accounts payable and accrued expenses of $2.0 million, and a decrease of the minority interest in the net loss of our 60%-owned subsidiary Gosling-Castle Partners of $1.1 million. These uses of cash were offset, in part, by an increase in allowance for obsolete inventories of $1.5 million, stock-based compensation expense of $1.1 million, decrease in inventory of $1.0 million, and depreciation and amortization expense of $1.0 million and goodwill impairment of $8.8 million.

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

Investing Activities.    We fund certain acquisitions and operating activities primarily with cash and short-term investments. Net cash provided by investing activities was $1.4 million during 2008,

reflecting short-term investment sales of $11.7 to fund operating activities, offset by short-term investment purchases of $10.0 million, against acquisitions of property and equipment $0.3 million.

Financing activities.    Net cash provided by financing activities during the year ended March 31, 2008 was $19.1 million and consisted primarily of $21.0 million of common stock issued in our May 2007 private placement, less $1.4 million in payments for the costs of stock issuance.

Net cash provided by financing activities during the year ended March 31, 2007 was $28.9 million, consisting primarily of funds raised from our initial public offering on April 6, 2006. Net cash received from the issuance of common stock in our initial public offering was $26.4 million, after making the following payments:

•	repayment of €133,323 ($159,961, calculated at the conversion rate at the time of repayment), of the principal amount of non-interest bearing indebtedness owed by us to former stockholders of Roaring Water Bay;

•	repayment of €290,328 ($357,454, calculated at the conversion rate at the time of repayment) of the principal amount of indebtedness and accrued interest owed by us to former stockholders of Roaring Water Bay;

•	repayment of the $2.0 million principal amount of indebtedness outstanding under the February 2006 credit facility provided to us by Frost Nevada Investments Trust, an entity controlled by one of our former directors;

•	payment of interest of $5,000 accrued from April 1, 2006 through the closing date of the initial public offering for the February 2006 credit facility; and

•	payment of $204,952 in dividends accrued on preferred membership units in our predecessor company, Great Spirits Company, LLC, through December 1, 2003.

Obligations and commitments

Irish bank facilities.    We have credit facilities with availability aggregating approximately €1.4 million ($2.2 million) with two affiliated Irish banks, including overdraft, customs and excise guaranty, forward currency dealing, revolving credit and accounts receivable facilities. These facilities, which are payable on demand and continue until terminated by either party on not less than three months prior written notice, have interest rates ranging from prime plus 3% to 7.85%. We also have revolving credit facilities aggregating approximately £242,000 ($382,360) with one of these lenders for working capital purposes. These other banking facilities, which are also payable on demand and renew annually subject to certain provisions, have interest rates ranging from prime plus 2% to prime plus 2.25%. We have deposited €506,243 ($799,864) with the banks to secure these borrowings and both we and our subsidiaries, CB-UK and CB-Ireland, have agreed to provide an intercompany guarantee of these facilities up to an amount of €860,000 ($1,358,800).

We believe we are in compliance with the financial covenants of our Irish bank facilities.

February 2007 credit facility.    On February 12, 2007, we entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, then one of our directors, which enabled us to borrow up to $5.0 million. We paid a facility fee of $150,000 upon entering into the credit agreement. We never made any borrowings under this facility. The facility was terminated pursuant to its terms following the closing of our May 2007 private placement of common stock.

October 2007 credit facility.    On October 22, 2007, we entered into a credit facility with Frost Nevada Investments Trust, an entity controlled by Phillip Frost, M.D., a former director, which enables us to borrow up to $5.0 million. Any amounts outstanding under the Credit Facility bear interest at a rate of 10% per annum. Interest is payable quarterly. The maturity date of any amounts outstanding is the earlier of (i) one business day after the closing of financing transactions which results in aggregate gross proceeds to the Company of at least $10,000,000 and (ii) February 28, 2009.

We paid a facility fee of $175,000 upon entering into the credit agreement. If we draw down any amount under the Credit Facility, upon receiving the first advance, we would have to pay an additional facility fee of $200,000. As additional consideration for entering into the Credit Facility, we issued to the Lender a warrant to purchase 50,000 shares of Common Stock, par value $0.01 per share, at an exercise price of $4.00 per share. These warrants were valued at $59,801 in the aggregate, and have been treated as a discount to the notes payable. We have not made any borrowings under this facility.

9% senior notes.    On June 9, September 28 and October 13, 2004, our wholly owned subsidiary Castle Brands (USA), issued to 27 individuals $4.6 million of senior notes secured by accounts receivable and inventories of Castle Brands (USA). As issued, these senior notes bore an interest rate of 8%, payable semi-annually on November 30th and May 31st, and were to mature on May 31, 2007. The senior notes are guaranteed as to payment by us. In addition, these notes were accompanied by warrants to purchase 25 shares of our common stock at $8.00 a share for every $1,000 principal amount of such notes for an aggregate of 116,500 shares. These warrants were valued at $129,195 in the aggregate, and were treated as a discount to the notes payable. Effective August 15, 2005, the terms of these notes were modified with the consent of the note holders to mature on May 31, 2009 in exchange for an interest rate adjustment to 9%.

On November 10, 2006, we issued an aggregate of $5.4 million of additional senior notes secured by accounts receivable and inventories of Castle Brands (USA). These notes also mature on May 31, 2009 and bear interest at 9% payable semi-annually. In addition, each holder of senior notes received warrants to purchase 40 shares of common stock at $8.00 per share for each $1,000 of additional principal purchased by such holder. There were 213,600 warrants issued in conjunction with the issuance of the additional senior notes. These warrants have been ascribed a relative fair value of $706,944 in the aggregate and have been treated as a discount to the notes payable based upon their relative fair value.

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

We believe that we are in compliance with the financial covenants related to our senior notes.

6% subordinated convertible notes.    On March 1, 2005, we entered into a convertible note purchase agreement for up to $10.0 million, with the principal amount convertible, at the option of the holder, at a conversion price of $8.00 per share. Subject to certain anti-dilution provisions of the note purchase agreement, the conversion price was adjusted to $7.55 concurrent with our private placement in May 2007. The convertible note agreement was amended on August 16, 2005 to (a) increase the amount of loans under such agreement to $15.0 million and (b) provide for 40% of the outstanding principal amount of the notes to convert automatically into common stock upon an initial public offering of our common stock at a conversion price of $7.00 per share. As of March 31, 2006, there were three 6% convertible promissory notes outstanding for $5.0 million each. These notes were issued on March 1, 2005, June 27, 2005 and August 16, 2005 and mature on March 1, 2010. They bear interest at the rate of 6% per annum, payable quarterly, at our option for a period of two years from the date of the note, in cash or in additional notes bearing an interest rate of 7.5% per annum. We may not prepay our 6% convertible notes without the consent of the holders.

In accordance with the amended terms, $6.0 million of our 6% convertible notes automatically converted into 857,143 shares of our common stock at a price of $7.00 per share upon the closing of the initial public offering of our common stock on April 10, 2006. The outstanding balance of our 6% convertible notes may be converted into common stock at any time at the option of the holders at a conversion rate of $7.55 per share and will automatically convert at such time as the closing price of our common stock is $20.00 per share or more for thirty consecutive days at any time after March 1, 2008. The 6% convertible notes are unsecured.

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

Office equipment leases.    We financed the purchase of certain office equipment totaling $17,872. The equipment leases call for monthly payments of principal and interest at the rate of 5% per annum, to be paid through July 2009. As of March 31, 2008, we owed $5,204 under this lease.

Future commitments – notes and capital lease.    Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on March 31, 2008):

For the years ending March 31,	Amount
(in thousands)
2009	$100
2010	19,001
After 2010	—
Total	19,101
Less current portion	100
Non-current portion	$19,001

Contractual obligations

The following table sets forth our contractual commitments as of March 31, 2008 for each of the following years:

	Payments due during year ending March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Ulster Bank facilities	$96	$—	$—	$—	$ —	$ —	$96
9% senior notes		10,000	—				10,000
6% convertible subordinated notes	—	9,000	—	—	—	—	9,000
Capital leases	4	1	—				5
Operating leases	—	—	—	—	—	—	—
Total	$100	$19,001	$—	$—	$—	$—	$19,101

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2006, 2007 or 2008. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are assessing the impact the adoption of SFAS No. 157 will have on our financial position and results of operations.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, ‘‘Effective Date of FASB Statement No. 157,’’ that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of 157-b will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently evaluating the impact and timing of the adoption of SFAS 159 on our consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations,’’ and SFAS No. 160, ‘‘Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.’’ Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). We are currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but do not expect the adoption of these pronouncements to have a material impact on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2008, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, ‘‘Disclosure About Fair Value of Financial Investments.’’ We hold no investment securities that would require disclosure of market risk.

We do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. Individual forward contracts rarely extend for more than six months or exceed €200,000 ($316,000). Depending upon the term of the contract, the cost of these transactions can vary between approximately 50 to 150 basis points. As of March 31, 2008, the Company had no forward contracts outstanding.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2008. Our audits also included the Financial Statement schedule listed in the index at item 15(c). These financial statements and Financial Statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and Financial Statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castle Brands Inc. and subsidiaries as of March 31, 2008 and 2007, and the consolidated results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred significant recurring operating losses, has not generated cash flows from operations since its inception and has $10.0 million in principal pertaining to senior notes due on May 31, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/   Eisner LLP

Eisner LLP

New York, New York
June 30, 2008

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,552,385	$1,004,957
Short-term investments	4,231,644	5,912,464
Accounts receivable – net of allowance for doubtful accounts of $230,967 and $352,458	7,544,445	6,503,449
Due from affiliates	61,596	10,328
Inventories	8,535,993	10,716,983
Prepaid expenses and other current assets	811,711	1,585,901
TOTAL CURRENT ASSETS	22,737,774	25,734,082
EQUIPMENT – net	753,317	643,753
OTHER ASSETS
Intangible assets – net of accumulated amortization of $2,517,199 and $2,233,808	13,591,191	13,813,596
Goodwill	3,745,287	13,036,650
Restricted cash	799,864	502,643
Other assets	509,493	795,237
TOTAL ASSETS	$42,136,926	$54,525,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$99,784	$419,308
Accounts payable	2,818,910	5,150,535
Accrued expenses, put warrant payable and derivative instrument	2,142,845	1,987,669
Due to stockholders and affiliates	919,758	1,092,755
TOTAL CURRENT LIABILITIES	5,981,287	8,650,267
LONG TERM LIABILITIES
Senior notes payable	9,649,109	9,354,861
Notes payable and capital leases, less current maturities	9,001,335	9,005,207
Deferred tax liability	2,407,216	2,555,368
	27,038,957	29,565,703
COMMITMENTS AND CONTINGENCIES (Note 17)
MINORITY INTERESTS	309,810	1,407,645
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value, 45,000,000 shares authorized, 15,629,776 and 12,109,741 shares issued and outstanding at March 31, 2008 and 2007, respectively	156,298	121,098
Additional paid in capital	104,806,044	84,086,710
Accumulated deficiency	(87,546,011)	(59,962,237)
Accumulated other comprehensive loss	(2,628,172)	(692,958)
TOTAL STOCKHOLDERS’ EQUITY	14,788,159	23,552,613
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,136,926	$54,525,961

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006
Sales, net	$27,325,168	$25,164,038	$21,149,635
Cost of sales	19,272,708	16,779,694	13,655,772
Provision for obsolete inventory	1,541,579	—	—
Gross profit	6,510,881	8,384,344	7,493,863
Selling expense	17,843,761	16,766,119	13,047,580
General and administrative expense	8,368,727	8,646,147	5,492,925
Depreciation and amortization	1,029,579	1,000,888	907,409
Goodwill impairment	8,750,000	—	—
Operating loss	(29,481,186)	(18,028,810)	(11,954,051)
Other income	11,676	5,040	4,279
Other expense	(121,683)	(46,831)	(37,099)
Foreign exchange gain/(loss)	2,251,430	1,360,500	(337,990)
Interest expense, net	(1,679,395)	(1,085,035)	(1,579,283)
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	(295,368)	—
Current credit on derivative financial instrument	189,397	117,921	15,828
Income tax benefit	148,152	148,147	148,151
Minority interests	1,097,835	1,267,086	655,946
Net loss	(27,583,774)	(16,557,350)	(13,084,219)
Preferred stock and preferred membership unit dividends	—	48,238	1,596,027
Net loss attributable to common stockholders	$(27,583,774)	$(16,605,588)	$(14,680,246)
Net loss attributable to common stockholders per common share
Basic	$(1.81)	$(1.40)	$(4.73)
Diluted	$(1.81)	$(1.40)	$(4.73)
Weighted average shares used in computation
Basic	15,263,930	11,898,313	3,106,666
Diluted	15,263,930	11,898,313	3,106,666

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock		Additional Paid in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
BALANCE, MARCH 31, 2005	3,106,666	$31,067	$18,359,017	$(30,320,668)	$(194,573)	$(12,125,157)
Comprehensive loss
Net loss				(13,084,219)		(13,084,219)
Foreign currency translation adjustment					361,513	361,513
Total comprehensive loss						(12,722,706)
Vesting of stock options as consultancy expense			53,440			53,440
Estimated fair value ascribed to warrants issued in connection with distribution agreement			220,000			220,000
Estimated fair value ascribed to warrants issued in connection with redeemable preferred stock			43,815			43,815
Increasing rate dividend on Series C preferred Stock			38,344			38,344
Accrued preferred stock dividends			(1,532,211)			(1,532,211)
BALANCE, MARCH 31, 2006	3,106,666	$31,067	$17,182,405	$(43,404,887)	$166,940	$(26,024,475)
Comprehensive loss
Net loss				(16,557,350)		(16,557,350)
Foreign currency translation adjustment					(859,898)	(859,898)
Total comprehensive loss						(17,417,248)
Accrued preferred stock dividends			(48,238)			(48,238)
Issuance of common stock in initial public offering, net of issuance costs	3,500,000	35,000	26,393,889			26,428,889
Conversion of redeemable convertible preferred stock, net of fractional shares	4,089,463	40,895	28,406,772			28,447,667
Issuance of common stock in payment of accrued dividends	193,107	1,931	1,387,834			1,389,765
Conversion of 5% euro denominated convertible subordinated notes	263,362	2,634	1,660,539			1,663,173
Conversion of 40% of 6% convertible subordinated notes	857,143	8,571	5,991,429			6,000,000
Issuance of common stock in connection with acquisition of McLain & Kyne, Ltd.	100,000	1,000	704,200			705,200
Vesting of stock options as consultancy expense			29,032			29,032
Estimated fair value ascribed to warrants issued to financial consultant			283,727			283,727
Estimated fair value ascribed to warrants issued in connection with issuance of senior notes			706,944			706,944
Stock-based compensation			1,388,177			1,388,177
BALANCE, MARCH 31, 2007	12,109,741	$121,098	$84,086,710	$(59,962,237)	$(692,958)	$23,552,613
Comprehensive loss
Net loss				(27,583,774)		(27,583,774)
Foreign currency translation adjustment					(1,935,214)	(1,935,214)
Total comprehensive loss						(29,518,988)
Issuance of common stock in private placement, net of issuance costs	3,520,035	35,200	19,583,286			19,618,486
Estimated fair value ascribed to warrants issued in connection with entering into credit agreement			59,801			59,801
Vesting of stock options as compensation			3,259			3,259
Stock-based compensation			1,072,988			1,072,988
BALANCE, MARCH 31, 2008	15,629,776	$156,298	$104,806,044	$(87,546,011)	$(2,628,172)	$14,788,159

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,583,774)	$(16,557,350)	$(13,084,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,029,579	1,000,888	907,409
Goodwill impairment	8,750,000	—	—
Provision for doubtful accounts	199,484	119,806	333,133
Minority interest in net loss of consolidated subsidiary	(1,097,835)	(1,267,086)	(655,946)
Loss on disposal of fixed equipment	1,068	—	1,184
Amortization of deferred financing costs	364,294	390,756	470,848
Credit on derivative financial instrument	(189,397)	(117,921)	(15,828)
Deferred tax benefit	(148,152)	(148,147)	(148,151)
Effect of changes in foreign exchange	(2,350,569)	(1,115,522)	290,435
Stock-based compensation expense	1,072,919	1,388,178	—
Provision for obsolete inventories	1,541,579	—	—
Non-cash interest charge	294,248	283,727	—
Write-off of deferred financing costs in connection with conversion of 6% subordinated convertible notes	—	295,368	—
Changes in operations, assets and liabilities:
Increase in accounts receivable	(890,549)	(2,912,066)	(357,179)
(Increase)/decrease in due from affiliates	(49,359)	944,254	(599,400)
Increase/(decrease) in inventory	999,353	(3,764,136)	(1,459,956)
(Increase)/decrease in prepaid expenses and supplies	789,284	(550,933)	(704,739)
Decrease in other assets	(15,418)	(359,051)	(355,744)
(Decrease)/increase in accounts payable and accrued expenses	(2,393,771)	1,823,622	572,970
(Decrease)/increase in due to related parties	(277,942)	(1,082,907)	536,249
Total adjustments	(7,628,816)	(5,071,170)	(1,184,715)
NET CASH USED IN OPERATING ACTIVITIES	(19,954,958)	(21,628,520)	(14,268,934)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(289,433)	(359,432)	(197,315)
Acquisition of intangible assets	(29,612)	(133,816)	(194,874)
Business acquisitions – net of cash acquired	—	(1,282,021)	(13,379)
Short-term investments purchased	(10,000,000)	(25,000,000)	—
Short-term investments – sold	11,680,820	19,087,536	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	1,361,775	(7,687,733)	(405,568)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(20,628,939)	(25,421,773)	(24,256,571)
Proceeds from notes payable and warrants	20,273,581	26,909,459	33,318,866
Payments of obligations under capital leases	(3,683)	(3,504)	(3,603)
Increase in restricted cash	(183,250)	(98,548)	—
Issuance of redeemable convertible preferred stock and warrants	—	—	2,900,000
Payments for costs of stock issuances	—	—	(247,466)

	Years Ended March 31,
	2008	2007	2006
Dividends paid on preferred membership shares	—	(204,952)	—
Issuance of common stock in initial public offering	—	31,500,000	—
Issuance of common stock in private placement	21,014,609	—	—
Payments for costs of stock issuance	(1,396,123)	(3,751,537)	(1,319,574)
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,076,195	28,929,145	10,391,652
EFFECTS OF FOREIGN CURRENCY TRANSLATION	64,416	49	(1,532)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	547,428	(387,059)	(4,282,850)
CASH AND CASH EQUIVALENTS – BEGINNING	1,004,957	1,392,016	5,676,398
CASH AND CASH EQUIVALENTS – ENDING	$1,552,385	$1,004,957	$1,392,016
SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities
Fair value of warrants issued in connection with credit facility	$59,801	$—	$—
Fair value of warrants issued in connection with Senior notes	$—	$706,944	$—
Conversion of redeemable convertible preferred stock, net of fractional shares, by issuance of common stock	$—	$28,447,667	$—
Issuance of common stock in payment of accrued dividends	$—	$1,389,765	$—
Conversion of 5% euro denominated convertible subordinated notes by issuance of common stock	$—	$1,663,173	$—
Conversion of 40% of 6% convertible subordinated notes by issuance of common stock	$—	$6,000,000	$—
McLain & Kyne acquisition-net of cash acquired, by issuance of common stock	$—	$705,200	$—
Increase in deferred registration costs	$—	$—	$1,047,477
Increase in intangible assets	$—	$—	$220,000
Interest paid	$1,443,663	$1,090,962	$1,178,166

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements March 31, 2008

NOTE 1 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and has not generated positive cash flows from its operating activities since inception. For the year ended March 31, 2008, the Company had a net loss of $27,583,774 and used cash of $19,954,958 in operating activities. As of March 31, 2008, the Company had an accumulated deficiency of $87,546,011. In addition, as discussed in Note 11, the Company is obligated to pay $10.0 million in principal pertaining to senior notes maturing in May 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is continuing to implement a plan supporting the continued growth of existing brands that will be supported by a variety of sales and marketing initiatives that the Company expects will generate cash flows from operations. As part of this plan, the Company intends to grow its business through continued expansion to new markets and within existing markets, as well as strengthening existing distributor relationships. The Company is also seeking additional brands and agency relationships to leverage the existing distribution platform, as well as a systematic approach to expense reduction, improvements in routes to market and production cost containment to improve existing cash flow. Additionally, the Company is actively seeking additional sources of capital. There can be no assurance that the Company can successfully implement its business plan or raise sufficient capital on acceptable terms. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B.	Organization and operations – The Company is principally engaged in the manufacture, marketing and sale of fine spirit brands of vodka, whiskey, rums and liqueurs (the ‘‘products’’) in the United States, Canada, Europe, and the Caribbean. Except for Gosling’s rums and the bourbon products, which are bottled in the United States, all of the Company’s products are imported from Europe. The vodka, Irish whiskeys and certain liqueurs are produced by CB-IRL, billed in euros and imported into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.	Brands – Vodka – Boru vodka, is an ultra-pure, quadruple distilled and specially filtered premium vodka. Boru is produced in Ireland and has three flavor extensions (citrus, orange and Crazzberry).

Rum – Gosling’s rums, a family of premium rums with a 150-year history, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, including the award-winning Gosling’s Black Seal rum; and Sea Wynde, a premium rum developed and introduced by the Company in 2001.

Whiskey – Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years; and the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt, reserve and classic pure grain versions; and three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston.

Liqueurs – Brady’s Irish cream, a premium Irish cream liqueur; Celtic Crossing, a premium Irish liqueur; and, pursuant to an exclusive U.S. marketing arrangement, Pallini Limoncello, Raspicello and Peachello premium Italian liqueurs.

D.	Basis of presentation – The consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and McLain and Kyne, and its wholly-owned foreign subsidiaries, CB Ireland and CB-UK, and its majority owned Gosling-Castle Partners, Inc. with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

E.	Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity at date of acquisition of three-months or less to be cash equivalents.

F.	Investments – The Company follows Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities, classifying its investments based on the intended holding period. The Company currently classifies its investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Investments consist primarily of money market accounts and mutual funds that are highly liquid in nature and represent the investment of cash that is available for current operations. The mutual fund portfolio is composed of corporate debt, commercial paper, repurchase agreements, mortgage backed securities, commercial mortgage backed securities, bank obligations, asset backed commercial paper, and asset backed securities and had a net asset value of $1.00 per unit at March 31, 2008.

G.	Trade accounts receivable – The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of the Company’s customers.

H.	Revenue recognition – Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

I.	Inventories – Inventories are comprised of distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

During the year ended March 31, 2008 the Company recorded a net allowance for obsolete and slow moving inventory of $1,541,579. This allowance was recorded on both raw materials and finished goods, primarily in the disposition of old packaging of Boru vodka, rendered obsolete with the repackaging in March 2007, and the old packaging of Clontarf Irish whiskey, rendered obsolete with the launch of the new Clontarf packaging in March 2008. The Company has reserved taking an allowance against the old Boru packaging in previous periods as it was attempting to sell-off the old inventory in select markets. As of March 31, 2008 the new Boru packaging is available across all major markets and the Company does not foresee the ability to sell-off the old packaging in significant quantities. The allowance against the old Clontarf packaging has been recorded in the current period as production of the old packaging ended as of March 21, 2008. In addition, in an effort to refocus efforts on faster growing and more profitable SKUs and bottle sizes, the Company reduced the number of both on some of it other products, primarily Gosling’s rums. The charge has been recorded as an increase to Cost of Sales in the current period.

J.	Equipment – Equipment consists of office equipment, computers and software and furniture and fixtures. When assets are retired or otherwise disposed of, the cost and related depreciation is removed from the accounts, and any resulting gain or loss is recognized in the statement of operations. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

K.	Goodwill and other intangible assets – Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of March 31, 2008 and 2007, goodwill and other indefinite lived intangible assets that arose from acquisitions were $3.8 million and $13.0 million, respectively. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Under SFAS 142, impairment of goodwill is tested by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid.

The fair value of each reporting unit was determined at March 31, 2008 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) of comparable companies. Such valuations resulted in the Company recording a goodwill impairment loss of $8,750,000 for the year ended March 31, 2008. Such adjustments were attributable to downward revisions of earnings forecasted for future years, an increase in the incremental borrowing rate due to operating results that were worse than anticipated and an overall decrease to the value of the comparable companies.

L.	Shipping and handling – The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense. Shipping charges included in selling expense amounted to $107,558, $210,256 and $398,202 for the years ended March 31, 2008, 2007 and 2006, respectively.

M.	Excise taxes and duty – Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain and then transferred out of ‘‘bond.’’ Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold ‘‘ex warehouse’’ the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. Historically, sales in Ireland have been made ‘‘in-bond’’, net of excise taxes. In September 2007 and again in March 2008, the Company made sales to its distributor in Ireland ‘‘ex-bond’’ that included $1.9 million and $0.4 million, respectively, in excise taxes and VAT. These taxes are reflected in both revenues and cost of sales as an equal increase to both. Historically, sales in the United Kingdom have been made ‘‘in-bond.’’ Concurrent with the Company changing its distributor in the United Kingdom, sales are now made ‘‘ex-bond.’’

During the years ended March 31, 2008, 2007 and 2006, the line items for the Company’s revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Year ended March 31,
	2008	2007	2006
Sales, net	$6,669,014	$6,095,939	$3,776,049
Cost of Sales	$6,669,014	$6,095,939	$3,776,049

N.	Distributor charges and promotional goods – The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. In addition, for certain of its distributors, the Company has entered into arrangements whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

O.	Foreign currency – The functional currency for the Company’s foreign operations is the euro in Ireland, and the British Pound in the United Kingdom. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying consolidated statements of operations. As indicated in Note 2B, vodka, Irish whiskies and certain liqueurs are produced by CB-IRL and billed in euros to the U.S. entities, with the risk of foreign exchange gain/loss resting with CB-US. In addition, CBI has funded the continuing operations of the international subsidiaries. At each balance sheet date, the euro denominated intercompany balances included on the books of CB-IRL are restated in U.S. dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net income.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The adoption of this interpretation on April 1, 2007 (beginning of the Company’s current fiscal year) did not have a material impact on the Company’s results from operations or financial position.

R.	Stock-based compensation – Effective April 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Incremental compensation expense for the year ended March 31, 2008 and 2007 amounted to $1,072,988 and $1,388,178, respectively, of which $446,856 and $390,931 are included in selling expense, respectively, and $626,132 and $997,247 are in general and administrative expense, respectively, in the accompanying. See Note 15.

S.	Stock warrants – The Company accounted for the warrant and the registration rights penalty as a compound financial instrument in the consolidated financial statements at fair value following the guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument are recognized in earnings for each reporting period. For the year ended March 31, 2008, 2007 and 2006, the Company recorded a credit for the change in the value of the compound financial instrument of $189,397, $117,921, and $15,828, respectively. Effective with the Company’s registration statement (Reg. no. 333-143422), as amended, filed with the SEC on June 29, 2007 and effective as of July 9, 2007, the registration rights penalty was reversed.

T.	Research and Development Costs – The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

U.	Advertising – Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $3,086,860, $4,187,542, and $3,281,348 for the years ended March 31, 2008, 2007 and 2006, respectively.

V.	Impairment of Long-Lived Assets – The Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company concluded that there was no impairment during the years ended March 31, 2008, 2007 and 2006.

W.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, fair value of put warrants, derivative instruments and other equity issuances, allowances for doubtful accounts and obsolescence, depreciation, amortization and expense accruals.

X.	Uncertainties – The Company depends on a limited number of third-party suppliers for the sourcing of all of its products, including both its own proprietary brands and those it distributes for others. The Company does not have long-term written agreements with all of its suppliers. In addition, if the Company fails to complete purchases of products ordered annually, certain suppliers have the right to bill it for product not purchased during the period. Suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of existing suppliers, especially key suppliers, could have material adverse effects on the Company’s operating results. The supply contracts with The Carbery Group and Terra Limited expire December 31, 2008 and February 29, 2009, respectively. The inability to renegotiate these contracts on acceptable terms or find suitable alternatives could have material adverse effects on the Company’s operating results.

The Company has $10,000,000 in principal on its senior notes payable due on May 31, 2009. In addition, its existing $5,000,000 stand-by credit facility expires February 28, 2009. The inability to extend these debt instruments on acceptable terms or find suitable alternative sources of financing could have material adverse effects on the Company’s operating results.

Y.	Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are assessing the impact the adoption of SFAS No. 157 will have on our financial position and results of operations.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, ‘‘Effective Date of FASB Statement No. 157,’’ that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of 157-b will have on the Company’s operating income or net earnings.

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

Z.	Reclassifications – Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 3 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent conversion of debentures and convertible preferred stock outstanding. In computing diluted net loss per share for the years ended March 31, 2008, 2007 and 2006, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and convertible debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31,
	2008	2007	2006
Stock options	1,617,625	1,294,125	888,500
Stock warrants	2,305,432	812,218	598,618
Convertible debentures	1,192,380	1,125,000	2,245,505
Convertible preferred stock	—	—	4,089,463
Total	5,115,437	3,231,343	7,822,086

NOTE 4 — INVESTMENTS (Note 2-F)

The following is a summary of available-for-sale securities:

	Adjusted Cost	Gross Unrealized Gain/(Loss)	Estimated Fair Value
March 31, 2008
Money Market accounts	$2,041,810	$—	$2,041,810
Mutual funds	2,189,834	—	2,189,834
Total	$4,231,644	$—	$4,231,644

	Adjusted Cost	Gross Unrealized Gain/(Loss)	Estimated Fair Value
March 31, 2007
Mutual Funds	$1,912,464	$—	$1,912,464
Auction rate municipal securities	2,000,000	—	2,000,000
Auction rate corporate debt	1,000,000	—	1,000,000
Corporate securities	1,000,000	—	1,000,000
Total	$5,912,464	$—	$5,912,464

NOTE 5 — INVENTORIES (Note 2-I)

	March 31,
	2008	2007
Raw materials	$1,766,892	$1,501,455
Finished goods	6,769,101	9,215,528
Total	$8,535,993	$10,716,983

As of March 31, 2008 and 2007, 89% and 99%, respectively of the raw materials and 6% and 13%, respectively, of finished goods were located outside of the United States.

During the year ended March 31, 2008, the Company recorded an allowance for obsolete and slow moving inventory of $1,541,579. This allowance was recorded on both raw materials and finished goods, primarily in the disposition of old packaging of Boru vodka rendered obsolete with the repackaging in March 2007, and the old packaging of Clontarf Irish whiskey rendered obsolete with the launch of the new Clontarf packaging in March 2008. The charge has been recorded as an increase to Cost of Sales.

NOTE 6 — ACQUISITIONS

Acquisition of McLain & Kyne, Ltd.

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, Ltd., pursuant to a Stock Purchase Agreement (the ‘‘Agreement’’). McLain & Kyne is a Louisville, Kentucky-based developer and marketer of three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston. As consideration for the acquisition, the Company has paid $2,000,000, consisting of $1,294,800 in cash and issued 100,000 shares of its common stock, valued at $705,200. The Company will also pay an earn-out to the sellers based on the financial performance of the acquired business; no such earn-out has been earned as of March 31, 2008. The aggregate amount of such earn-out payments, which shall not exceed $4,000,000, will be determined by a calculation based on the gross margin (as defined in the Agreement) recognized by the Company from the sales of McLain & Kyne’s bourbons through March 31, 2011. As a result of the purchase price allocation, the Company recorded goodwill of $845,858. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of intangible assets acquired are tentative and have been supported by a preliminary third party valuation based on weighted average cost of capital vs. return on invested capital. The fair values allocated to McLain & Kyne’s net tangible and intangible assets were as follows: current assets of $100,021, inventory of $53,866, tradenames of $941,000, customer relationships of $169,000, other intangibles of $31,363, and current liabilities of $32,692. The tradenames have been determined to have indefinite useful lives and accordingly, consistent with FAS 142, no amortization will be recorded in the Company’s consolidated statement of operations. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The customer relationships are being amortized on a straight-line basis over a period of 15 years. The Agreement also provides for, among other things, representations, warranties, indemnities and ‘‘piggyback’’ registration rights for the shares issued.

Investment in Gosling-Castle Partners Inc.

In February 2005, the Company entered into a stock subscription agreement for 60% of the stock of Gosling Partners, Inc., whose name was subsequently changed to Gosling-Castle Partners Inc.

The Company agreed to pay GCP $5,000,000 for its 60% interest: $100,000 in cash and issuance of a promissory note of $4,900,000 to GCP for the balance owed. The promissory note was payable in five installments with the final payment of $750,000 made April 1, 2007.

Effective with the payment of the second installment on October 1, 2005, this promissory note began accruing interest on the unpaid principal amount at the rate of 4% per annum until the note is repaid in full. As of March 31, 2008 and 2007, $0 and $105,000, respectively, all interest on this note has been accrued and remains unpaid.

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

Castle Brands Inc. has agreed to fund certain operating losses of GCP. On June 5, 2007, GCP entered into a demand promissory note for $3,100,000 with CBI. This demand note was subsequently increased to $4,200,000 and covers all monies previously funded by CBI to GCP. The note calls for interest at 10% per annum, compounded monthly. Interest, if not paid, is added to principal monthly. Interest has been accrued retroactive to the date that funding by CBI to GCP exceeded the terms of the original non-interest bearing note. The two minority shareholders of GCP have guaranteed their respective pro-rata share of the note. The balance funded at March 31, 2008 is approximately $3,900,000.

NOTE 7 — EQUIPMENT

Equipment consists of the following:

	March 31,
	2008	2007
Equipment and software	$1,667,355	$1,248,871
Furniture and fixtures	45,898	45,898
	1,713,253	1,294,769
Less: accumulated depreciation	959,936	651,016
	$753,317	$643,753

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 totaled $234,548, $162,625, and $125,014 respectively.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2008, 2007 and 2006 were as follows:

Amount
Balance as of March 31, 2006	$11,649,430
Acquisition of McLain & Kyne, Ltd	1,387,220
Balance as of March 31, 2007	13,036,650
Reallocation of goodwill to intangible assets*	(541,363)
Goodwill impairment	(8,750,000)
Balance as of March 31, 2008	$3,745,287

*	At the completion of the purchase price allocation of McLain & Kyne, Ltd., completed in October 2007, $541,362 was reallocated from goodwill to identifiable intangible assets.

Intangible assets consist of the following:

	March 31,
	2008	2007
Definite life brands	$170,000	$308,909
Trademarks	482,754	408,222
Rights	9,036,793	9,036,793
Patents	994,000	825,000
Distribution relationships	—	416,000
Supply relationships	732,000	732,000
Other	28,480	28,480
	11,444,027	11,755,404
Less: accumulated amortization	2,517,199	2,233,808
Net	8,926,828	9,521,596
Other identifiable intangible assets – indefinite life trade names and formulations	4,664,363	4,292,000
	$13,591,191	$13,813,596

Accumulated amortization consists of the following:

	March 31,
	2008	2007
Definite life brands	$115,218	$230,992
Trademarks	65,956	25,790
Rights	1,772,042	1,220,093
Patents	238,333	183,333
Distribution relationships	—	329,600
Supply relationships	325,650	244,000
Accumulated amortization	$2,517,199	$2,233,808

Amortization expense for the years ended March 31, 2008, 2007 and 2006 totaled $795,031, $838,263 and $782,395, respectively.

The Company terminated its distribution agreement with Comans Wholesale Limited as of September 15, 2007. The Company has adjusted the estimated useful life of the underlying intangible asset to agree to the termination date. The change in estimated useful life resulted in an additional $52,300 in amortization expense for the year ended March 31, 2008.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the years ending March 31,	Amount
2009	$781,473
2010	781,473
2011	781,473
2012	781,473
2013	781,473
Total	$3,907,365

NOTE 9 — RESTRICTED CASH

In connection with the credit facilities as described in Note 11, the company maintains a cash collateral account totaling €506,243 or $799,864 (as translated at the exchange rate in effect on March 31, 2008) as of March 31, 2008.

NOTE 10 — OVERDRAFT ACCOUNTS

CB Ireland and CB-UK maintain overdraft coverage with a financial institution in Ireland of up to €400,000 ($632,000) and £20,000 ($39,920), respectively. Overdraft balances included in notes payable totaled $95,911 and $380,334 at March 31, 2008 and 2007, respectively.

NOTE 11 — SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASES

	March 31,
	2008	2007
Notes payable consist of the following:
Revolving credit facilities(A)	$95,911	$407,261
Revolving credit facilities(B)	—	8,363
Senior Notes Payable(C)	9,649,109	9,354,861
Subordinated convertible notes(D)	9,000,000	9,000,000
	18,745,020	18,770,485
Capital leases	5,208	8,891
Total	$18,750,228	$18,779,376

(A)	The Company has arranged revolving credit facilities aggregating approximately €1,412,303 ($2,231,439) with a lender for working capital purposes. These facilities are payable on demand, continue until terminated by either party on not less than three months prior written notice, and call for interest at rates ranging from prime plus 3% to prime plus 7.85%.
(B)	The Company has arranged revolving credit facilities aggregating approximately £242,000 ($482,814). The facilities, which are payable on demand and subject to annual review and renewal by the lender, call for interest at rates ranging from prime plus 2% to prime plus 2.25%.
(C)	On June 9, September 28 and October 13, 2004, the Company issued $3,555,000, $1,005,000 and $100,000, respectively, of senior notes secured by accounts receivable and inventories of CB-USA. As issued, these senior notes bore an interest rate of 8%, payable semi-annually on November 30 and May 31, with an original maturity date of May 31, 2007. In addition, each holder of $1,000 of senior notes received warrants to purchase 25 shares of the Company’s common shares at $8.00 per share, expiring May 31, 2009. There were 116,500 warrants issued in conjunction with the issuance of the senior notes. These warrants have been valued at $129,195 in the aggregate and have been treated as a discount to the notes payable. Effective August 15, 2005, the terms of these notes were modified with the consent of the note holders to mature on May 31, 2009 in exchange for an interest rate adjustment to 9%. Interest expense pertaining to the discount to the notes payable is recognized, and the notes payable accreted, over the adjusted term of the notes.

On November 10, 2006, CB-USA issued to 11 individuals an aggregate of $5,340,000 of additional senior notes secured by accounts receivable and inventories of CB-USA. These notes mature on May 31, 2009 and bear interest at 9% payable semi-annually. In addition, each holder of senior notes received warrants to purchase 40 shares of the Company’s common stock at $8.00 per share, expiring May 31, 2009, for each $1,000 of principal purchased by such holder. There were 213,600 warrants issued in conjunction with the issuance of the additional senior notes. These warrants have a relative fair value of $706,944 in the aggregate and have been treated as a discount to the notes payable. Interest expense pertaining to this discount is recognized, and the notes payable accreted, over the term of the notes. The total assets securing these notes aggregated $11,511,994 at March 31, 2008.

(D)	On March 1, 2005, the Company entered into an agreement to issue up to $10,000,000 of subordinated convertible notes to a single investor. As of March 31, 2005, $5,000,000 of convertible notes were issued. In June 2005, the Company issued the remaining $5,000,000 of convertible notes. The notes, which mature on March 1, 2010, bear interest at the rate of 6% per annum which is payable quarterly. The Company had the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through March 31, 2008, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note. As issued, the warrants were convertible into the Company’s common stock at $8.00 per share. Concurrent with the Company’s private placement in May 2007, the conversion rate was adjusted to $7.55 per share. The notes may be converted into common stock at $7.55 per share at any time, and shall be converted at the option of the holder or automatically after the third year from the date of issuance and upon the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. Upon the completion of the Company’s initial public offering on April 10, 2006, 40% of the notes converted automatically into common stock at a price of $7.00 per share.

In July 2005, the Company entered into an agreement with an investor to issue $5,000,000 of subordinated convertible notes. The closing was completed in August 2005. The notes, which mature on March 1, 2010, bear interest at the rate of 6% per annum. The Company had the option for the first two years from the date of issuance to pay interest in kind at the rate of 7.5% per annum. Through March 31, 2008, the Company has accrued and paid all interest in cash at the 6% percent rate pursuant to the terms of the note. The notes may be converted into common stock at $7.55 per share at any time, and shall be converted automatically after the third year from the date of issuance and upon the 30th consecutive trading day on which the closing price of the common stock is no less than $20 per share. 40% of the notes converted automatically into common stock upon the completion of the Company’s initial public offering on April 10, 2006, at a price of $7.00 per share.

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

Principal payments due over the next five years for the above listed notes payable and capital leases are as follows (as translated at the exchange rate in effect on March 31, 2008):

For the years ending March 31,
2009	$99,784
2010	18,650,444
Total	18,750,228
Less current portion	99,784
Non current portion	$18,650,444

NOTE 12 — COMMON STOCK

On April 10, 2006, the Company completed its initial public offering by issuing 3,500,000 shares of common stock at $9.00 per share, with net proceeds to the Company of $26,428,889.

On November 24, 2006, the Company issued 100,000 shares of common stock in connection with the acquisition of all of the outstanding capital stock of McLain & Kyne, Ltd.

On April 18, 2007, the Company entered into a Securities Purchase Agreement (the ‘‘Securities Purchase Agreement’’) with selected investors (each an ‘‘Investor’’ and collectively, the ‘‘Investors’’). Pursuant to the terms of the Securities Purchase Agreement, the Company sold in a private placement a total of 3,520,035 shares of its Common Stock for aggregate gross proceeds of $21,014,609. Net proceeds to the Company after offering costs were $19,618,484. The transaction closed on May 8, 2007. The Investors included, among others, Frederick M. R. Smith and Phillip Frost, MD, each a then director of the Company, and CNF Investments II, LLC, of which Robert J. Flanagan, a director of the Company, is a manager.

As part of the transaction, Investors received warrants to purchase approximately 1,408,014 additional shares at an exercise price of $6.57 per share (the ‘‘Warrants’’). The Warrants are exercisable for a period of five years from the closing of the offering. The Warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.

Pursuant to the Securities Purchase Agreement, the Company and the Investors made representations and warranties regarding matters that are customarily included in financings of this nature. Subject to time-related conditions or qualifications, such representations and warranties shall survive the closing. The Securities Purchase Agreement also contains indemnification agreements among the parties in the event of certain liabilities.

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

NOTE 13 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2008, the Company held no outstanding forward exchange positions. Gain or loss on foreign currency forward contracts, which was de minimus during the periods presented, is included in other income and expense.

NOTE 14 — PROVISION FOR INCOME TAXES

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

The tax years 2006 through 2008 remain open to examination by federal and state tax jurisdictions.

The Company has various foreign subsidiaries for which tax years 2002 through 2008 remain open to examination in certain foreign tax jurisdictions.

The Company’s income taxes benefit (expense) for the years ended March 31, 2008, 2007 and 2006 consists of federal and state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2008, the Company had federal net operating loss carry forwards of approximately $61,075,000 for U.S. tax purposes, which expire through 2028 and foreign net operating loss carry forwards of approximately $17,520,000 which carry forward without limit of time. Utilization of the U.S. tax losses may be limited by the ‘‘change of ownership’’ rules as set forth in section 382 of the Internal Revenue Code.

The pre-tax loss, on a financial statement basis, from foreign sources totaled ($4,836,439), ($4,111,657), and ($2,255,627) for the years ended March 31, 2008, 2007, and 2006, respectively.

The Company did not have any undistributed earnings from foreign subsidiaries at March 31, 2008, 2007 and 2006.

The following table reconciles the income tax (benefit) expense and the federal statutory rate of 34%.

	For the years ended March 31,
	2008	2007	2006
	%	%	%
Computed expected tax benefit, at 34%	34.0	34.00	34.00
Increase in valuation allowance	(27.14)	(41.41)	(30.47)
Effect of foreign rate differential	(4.18)	(5.96)	(4.11)
Taxes included in minority interest	1.35%	2.60	—
Goodwill impairment	(10.79)	—	—
Other	0.22	(3.87)	(6.54)
State and local taxes, net of federal benefit	6.00	6.00	6.00
Income tax benefit	(0.54)	(0.90)	(1.12)

In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the years ended March 31, 2008, 2007 and 2006, the Company recognized $148,152, $148,147 and $148,151, respectively.

On December 1, 2003, the Company recorded a deferred tax liability of $629,444 as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2008	2007
Deferred income tax asset Foreign currency transactions	$51,000	$50,000
Accounts receivable	15,000	35,000
Inventory	502,000	—
Incentive compensation	95,000	—
Stock based compensation	985,000	555,000
Amortization of intangibles	521,000	312,000
Net operating loss carryforwards – U.S.	18,538,000	12,705,000
Net operating loss carryforwards – foreign	1,763,000	1,328,000
Other	4,000	2,000
Total gross assets	22,474,000	14,987,000
Less: Valuation allowance	(22,474,000)	(14,987,000)
Net deferred asset	$—	$—
Deferred income tax liability Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in strategic-venture	(1,777,772)	(1,925,924)
Net deferred income tax liability	$(2,407,216)	$(2,555,368)

The Company has recorded a full valuation allowance against its deferred tax assets as it believes it is more likely that such deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2008, 2007 and 2006 was approximately $22,474,000, $14,987,000 and $9,100,000 respectively. The net change in the total valuation allowance for the years ended

March 31, 2008, 2007 and 2006 was $7,487,000, $5,887,000 and $4,100,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

NOTE 15 — STOCK OPTIONS AND WARRANTS

A.	Stock Options – In July 2003, the Company implemented the 2003 Stock Incentive Plan (‘‘the Plan’’) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals who contribute to the Company’s success by their ability, ingenuity and industry knowledge, and to enable such individuals to participate in the long-term success and growth of the Company by giving them an equity interest in the Company. There are 2,000,000 common shares reserved and available for distribution under the Plan, of which 392,375 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four or five year period and expire ten years after the grant date.

Prior to April 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, had not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the year ended March 31, 2008 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) amortization related to all stock option awards granted on or subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated annually and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s stock option plan had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123R, the Company’s pro forma net loss and pro forma basic and diluted net loss per common share would have been as follows:

For the Year Ended March 31, 2006
Net loss attributable to common stockholders, as reported	$(14,680,246)
Stock-based compensation expense determined under fair value method	(354,556)
Pro forma net loss attributable to common stockholders	$(15,034,802)
Loss per share: Basic and diluted – as reported	$(4.73)
Basic and diluted – pro forma	$(4.84)

As a result of the adoption of SFAS 123R, incremental compensation expense for the years ended March 31, 2008 and 2007 amounted to $1,072,988 and $1,388,178, respectively, of which $446,856 and $390,931, respectively, is included in selling expense and $626,132 and $997,247, respectively, is included in general and administrative expense in the accompanying consolidated statements of operations for the years ended March 31, 2008 and 2007. At March 31, 2008 total unrecognized compensation cost amounted to approximately $2,010,362, representing 752,675 unvested options. There were no options exercised under the share-based payment arrangements for the year ended March 31, 2008.

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

A summary of the options outstanding under the stock option plan is as follows:

	Year ended March 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,294,125	$7.19	888,500	$6.82	745,500	$6.47
Granted	358,500	3.41	713,125	7.44	190,000	8.00
Forfeited	(35,000)	6.51	(307,500)	6.70	(47,000)	6.00
Outstanding at end of period	1,617,625	$6.37	1,294,125	$7.19	888,500	$6.82
Options exercisable at period end	854,950	$7.09	573,625	$7.07	301,767	$6.40
Weighted average fair value of options granted during the period		$1.14		$5.02		$3.05

The following table summarizes activity pertaining to stock options outstanding and options exercisable at March 31, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.00 – $2.00	60,000	9.82	—	$—	$—
$2.01 – $5.00	250,000	9.62	—	—	—
$5.01 – $6.00	440,500	6.02	373,975	5.99	—
$6.01 – $7.00	129,500	8.99	68,750	6.68	—
$7.01 – $8.00	537,000	7.46	281,600	7.77	—
$8.01 – $9.00	200,625	8.28	130,625	9.00	—
	1,617,625	7.71	854,950	$7.09	$—

As of March 31, 2008, the total stock options outstanding were 1,617,625. The weighted average exercise price of these options was $6.37. Total stock options exercisable as of March 31, 2008 were

854,950. The weighted average remaining life of the options outstanding and exercisable was 7.71 and 7.08, respectively. The weighted average exercise price of these options was $7.09.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	March 31, 2008	March 31, 2007	March 31, 2006
Risk-free interest rate	4.67%	4.61%	4.41%
Expected options life in years	6.56	7.00	7.00
Expected stock price volatility	50%	66%	25%
Expected dividend yield	0%	0%	0%

The following summarizes activity pertaining to the Company’s non-vested options for the years ended March 31, 2008, 2007 and 2006:

	Shares	Weighted Average Exercise Price
Nonvested at March 31, 2005	570,967	$6.50
Granted	190,000	8.00
Canceled or expired	(47,000)	6.00
Vested	(127,234)	6.45
Nonvested at March 31, 2006	586,733	7.04
Granted	713,125	7.44
Canceled or expired	(307,500)	6.70
Vested	(271,858)	7.81
Nonvested at March 31, 2007	720,500	7.21
Granted	358,500	3.41
Canceled or expired	(35,000)	6.51
Vested	(281,325)	6.37
Nonvested at March 31, 2008	762,675	$7.10

As of March 31, 2008, there was $2,010,362 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2.92 years. The total fair value of shares vested during the years ended March 31, 2008, 2007 and 2006 was $1,076,858, $1,154,377 and $354,556, respectively.

Since no options were exercised, the Company did not recognize any related tax benefit for the years ended March 31, 2008, 2007 and 2006.

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

The Company accounted for the warrant and the put option rights as a compound financial instrument in the consolidated financial statements at fair value following the guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument are recognized in earnings for each reporting period. For the years ended March 31, 2008, 2007 and 2006, the Company recorded a credit for the change in the value of the compound financial instrument of $189,397, $117,921 and $15,828, respectively. The Company recorded a (credit) of $18,752 as of September 30, 2005 to reflect the change in fair value of the compound instrument as a result of the amendment discussed below.

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

The Company has reflected the fair value of the combined instrument at March 31, 2007 included in the balance sheet caption accrued expenses, put warrants payable and derivative instrument of approximately $189,000. Since the registration statement was declared effective during the year ended March 31, 2008, the Company met its obligation to register the underlying common stock and there is no ongoing penalty to be fair valued.

Common Stock Warrants Issued to Senior Note Holders

In connection with the issuance of the senior notes in November 2006, the Company entered into a warrant agreement to grant the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at relative fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount will be recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For the years ended March 31, 2008, 2007 and 2006, the Company recorded $294,248, $127,014 and $28,081 of additional senior note accretion as additional interest expense.

Common Stock Warrants Issued to Financial Advisor

In July 2005, the Company granted to a financial advisor warrants to purchase up to 100,000 shares of common stock at $8.00 per share. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon the completion of the initial public offering in April 2006. The Company ascribed a fair value to the warrant of $283,727 and recorded a charge upon vesting. The charge is included in interest expense for the year ended March 31, 2007 on the accompanying condensed consolidated statements of operations.

Common Stock Warrant Issued to Lender of Credit Facility

Upon entering into the credit agreement described in Note 17 I, the Company issued to the Lender a warrant to purchase 50,000 shares of Common Stock, par value $0.01 per share, at an exercise price of $4.00 per share at any time through March 31, 2012. The warrants are subject to anti-dilution provisions, such as stock splits and stock dividends, and vested upon issuance. The Company ascribed a fair value to the warrant of $59,801 and will account for the warrant as a deferred financing cost to be amortized over the life of the underlying credit facility.

The following is a summary of the Company’s outstanding warrants for the year ended March 31, 2008:

	Warrants	Weighted Average Exercise Price Per Warrant
Warrants outstanding, March 31, 2005	390,493	$7.49
Granted	208,125	8.00
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, March 31, 2006	598,618	7.67
Granted	213,600	8.00
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, March 31, 2007	812,218	7.75
Granted	1,493,214	6.48
Exercised	—	—
Forfeited	—	—
Warrants outstanding and exercisable, March 31, 2008	2,305,432	$6.93

NOTE 16 — RELATED PARTY TRANSACTIONS

A.	The Company is operating under an agreement with MHW, Ltd. (‘‘MHW’’) whereby MHW acts as the Company’s agent in the distribution of its products across the United States. MHW’s president also serves as a director of the Company and has a de minimis indirect ownership interest in the Company. In addition, MHW has a 10% ownership interest in the Celtic Crossing brand, one of the Company’s products, in the United States and its territories, Canada, Mexico, and the Caribbean.

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

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the years ended March 31, 2008, 2007 and 2006, aggregate charges recorded for all services provided were approximately $304,228, $268,826, and $227,303, respectively, which have been included in general and administrative expenses on the accompanying consolidated statements of operations.

B.	The Company had transactions with Knappogue Corp., a shareholder in the Company. Knappogue Corp. is controlled by the Company’s non-executive chairman and his family. The transactions primarily involved rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes, including Company meetings and to entertain the Company’s customers. For the years ended March 31, 2008, 2007 and 2006, fees incurred by the Company to Knappogue Corp. amounted to $35,645, $21,000 and $15,018 respectively. These charges have been included in selling expense in the accompanying consolidated statements of operations.

C.	In April 2004, the Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provided for a monthly retainer to BPW, Ltd. of $3,500 during the active performance of work by BPW, Ltd., a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company’s management. For the years ended March 31, 2008, 2007 and 2006, BPW, Ltd. was paid $51,477, $61,978 and $63,364, respectively, under this contract. These charges have been included in general and administrative expense on the accompanying consolidated statements of operations. As of December 2007, the Company entered into a second contract with BPW, Ltd. on substantially the same material terms and conditions as the April 2004 agreement. No amounts were paid to BPW, Ltd. under the December 2007 contract during the year ended March 31, 2008. This contract is cancelable by either party, at their convenience, upon 30 days written notice.

D.	For the years ended March 31, 2008, 2007 and 2006, the Company purchased goods and services from Terra Manufacturing Limited (‘‘Terra’’) and Carbery Milk Products Limited (‘‘Carbery’’) of approximately $5,489,662, $3,301,943 and $2,738,678, respectively. The Company had assumed the underlying supplier agreements with Terra and Carbery from CB-Ireland. Terra’s affiliate, Tanis Investments, and Carbery are both shareholders in the Company. As of March 31, 2008 and 2007, the Company was indebted to these two affiliates in the amount of approximately $611,572 and $668,097 respectively, which is included in due to stockholders and affiliates on the accompanying consolidated balance sheet.

E.	For the years ended March 31, 2008, 2007 and 2006, the Company made royalty payments of approximately $44,148, $39,742 and $36,228, respectively, for use of a patent, to an entity that is owned by two stockholders in the Company. These charges have been included in other expense on the accompanying consolidated statements of operations. The royalty agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($142,200) for the duration of the licensing period, which expires on December 1, 2008.

F.	In February and August 2005, the Company executed agreements with the two Co-Managing Directors of CB Ireland whereby, effective March 11, 2005 and December 1, 2005, respectively, each individual resigned his position in CB Ireland in exchange for a consultancy agreement consisting of fifteen monthly payments totaling €196,875, plus VAT. The balance was paid in full during fiscal 2006. In addition, under the terms of these agreements, the stock options of these individuals were deemed to have accrued two years’ vesting at the end of the consultancy period, the exercise period for their stock options was extended to

December 1, 2008, and the Company agreed to pay off the outstanding balance of their 5% Convertible Subordinated Notes, each dated December 1, 2003, and each in the amount of €465,550 and their Subordinated Note, each dated December 1, 2003, and each in the amount of €133,323 at the earlier of one month following the completion of the Company’s initial public offering or in four quarterly installments beginning January 1, 2006. The Company paid the outstanding balance on each of these subordinated notes in the amount of $159,961 on April 19, 2006. The Company also reimbursed these individuals the legal fees incurred in connection with their consultancy agreements in the amounts of €8,000 and €5,000, respectively, plus VAT. The agreements expired during the year ended March 31, 2007. For the years ended March 31, 2007 and 2006, the Company made payments of $257,575 and $261,567, respectively pursuant to these agreements. These charges have been included in general and administrative expense on the accompanying consolidated statements of operations. In September 2005, the Company consented to the sale of the 5% Convertible Notes held by the two Co-Managing Directors of CB Ireland and shares of common stock held by one of the Co-Managing Directors to third parties.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (‘‘Irish Distillers’’), which provides for the production of Irish whiskeys for the Company through 2014, subject to automatic five year extensions thereafter. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current year and contracts to purchase that amount. For the calendar year ended December 31, 2008, the Company has contracted to purchase approximately €684,000 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

C.	In August 2004, the Company entered into an agency agreement with I.L.A.R. S.p.A., the producer of Pallini Limoncello and its flavor extensions, to be the sole and exclusive importer of Pallini Limoncello and its flavor extensions throughout the United States and its territories and possessions. This agreement is subject to automatic renewal for as much as five years per renewal period upon the Company’s achievement of contractual case sale targets. The agreement expires on December 31, 2009.

Under this agreement, the Company is permitted to import Pallini Limoncello and its flavor extensions at a set price, updated annually, and is obligated to set aside a portion of the gross margin toward a marketing fund for Pallini. The agreement also encompasses the hiring of a Pallini Brand Manager at the Company with Pallini reimbursing the costs of this position up to a stipulated annual amount. These reimbursements are included in the accompanying consolidated financial statements as a reduction in selling expense.

D.	In September 2004, CB-USA entered into an exclusive distribution agreement (the ‘‘Agreement’’) with Gosling’s Export (Bermuda) Limited (‘‘GXB’’) to be the sole and exclusive importer of Gosling’s rum brands within the United States. Under the Agreement, CB-USA receives a net sales commission on each case sold. In February 2005, GXB sold its interest in the Agreement to Gosling-Castle Partners Inc.

CB-USA receives a stipulated commission per case, subject to adjustment, provided certain case sales are achieved, for all sales in calendar years under the distribution agreement. The sales commission is net of agreed reimbursements, including taxes and payments to the marketing affiliate, GCP. This distribution agreement is for fifteen years, subject to extension.

E.	The Company subleases office space in Dublin, Ireland and New York, NY, and leases office space in Houston, TX and Louisville, KY. The Dublin office lease commenced on June 1, 2004 and extends through February 28, 2009. Rent is payable quarterly at the inception of each quarterly period. The New York, NY lease commenced on August 15, 2004 and extends through December 31, 2008. The Houston, TX lease commenced on February 24, 2000 and extends through March 31, 2009. The Louisville, KY lease commenced June 1, 2004, became effective for the Company concurrent with the acquisition of McLain & Kyne, Ltd., and extends through May 31, 2009. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments are as follows:

For the years ending March 31,	Amount
2009	$258,555
2010	4,349
Total	$262,904

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $357,764, $410,551 and $368,065 for the years ended March 31, 2008, 2007 and 2006, respectively, and is included in general and administrative expense on the accompanying consolidated statements of operations.

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

G.	Pursuant to a composite inter-company guarantee in the amount of €860,000 ($1,358,800) completed in February 2005 between the Company, CB-IRL and CB-UK, the Company has guaranteed the loans from Ulster Bank to the Company’s European subsidiaries.

H.	The Company is subject to strict federal and state government regulations associated with the marketing, import, warehouse, transport, and distributions of spirits.

I.	On February 12, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a former director, which enabled the Company to borrow up to $5.0 million. Upon entering into the credit agreement, the Company paid the lender a facility fee of $150,000. For the years ended March 31, 2008 and 2007, the Company had not drawn down on this facility. The facility was terminated pursuant to its terms following the closing of the May 2007 private placement of common stock.

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

Upon entering into the credit agreement, the Company paid the lender a facility fee of $175,000. If the Company draws down any amount under the Credit Facility, upon the

Company receiving its first advance, the Company would have to pay the Lender an additional facility fee of $200,000. As additional consideration for entering into the Credit Facility, the Company issued to the Lender a warrant to purchase 50,000 shares of Common Stock, par value $0.01 per share, at an exercise price of $4.00 per share. The Company ascribed a fair value to the warrant of $59,801 and will account for the warrant as a deferred financing cost to be amortized over the life of the underlying credit facility.

NOTE 18 — CONCENTRATIONS

A.	Credit Risk – The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of March 31, 2008 and 2007, the Company exceeded the insured limit by approximately $4,845,000 and $6,400,000, respectively. Management believes the Company is not exposed to any significant credit risk because the institutions are international money center banking institutions with strong financial positions.

B.	Suppliers – The Company has entered into a supplier agreement with Irish Distillers, Ltd., which provides for the production of single malt, blended and grain Irish whiskeys for the Company through 2015, with automatic renewal thereafter for successive five (5) calendar year renewal terms.

The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (‘‘Gaelic’’), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

The Company has entered into a distribution agreement with ILAR, SPA (‘‘ILAR’’), an international supplier, to be the sole-producer of the Pallini premium Italian, expiring December 31, 2009, subject to a three or five year renewal, depending on case purchases.

The Company has entered into a distribution agreement with Gosling’s Export (Bermuda) limited, an international supplier, to be the sole-producer of the Gosling’s family of rum products for 15 years.

The Company has entered into a supplier agreement with Carbery Milk Products Limited, an international supplier, which provides for the production of the Company’s vodka and cream products through December 31, 2008. The Company is currently seeking alternative means of supply, including but not limited to the extension or renewal of the existing contract.

The Company has entered into a bottling and services agreement with Terra Limited which provides for the bottling of the Company’s vodka, whiskey and cream products through February 28, 2009. The Company is currently seeking alternative means of supply, including but not limited to the extension or renewal of the existing contract.

C.	Customers – Sales to three customers accounted for approximately 35.0% of the Company’s revenues for the year ended March 31, 2008 and approximately 29.1% of accounts receivable at March 31, 2008. Sales to one customer accounted for approximately 21.2% of the Company’s revenues for the year ended March 31, 2007 and approximately 20.9% of accounts receivable at March 31, 2007.

NOTE 19 —	GOSLING-CASTLE PARTNERS INC. EXPORT AGREEMENT WITH GOSLING’S EXPORT (BERMUDA) LIMITED

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

NOTE 20 — GEOGRAPHIC INFORMATION

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

	For the years ended March 31,
	2008		2007		2006
Consolidated Revenue:
International	$8,857,436	32.4%	$8,478,474	33.7%	$7,879,070	37.3%
United States	18,467,732	67.6%	16,685,564	66.3%	13,270,565	62.7%
Total Consolidated Revenue	$27,325,168	100.0%	$25,164,038	100.0%	$21,149,635	100.0%
Consolidated Depreciation and Amortization:
International	$90,421	8.8%	$72,311	7.2%	$74,874	8.3%
United States	939,158	91.2%	928,577	92.8%	832,535	91.7%
Total Consolidated Depreciation and Amortization	$1,029,579	100.0%	$1,000,888	100.0%	$907,409	100.0%
Income Tax Benefit
United States	148,152	100.0%	148,147	100.0%	$148,151	100.0%
Vodka	$8,868,947	32.5%	$8,802,691	35.0%	$7,787,351	36.8%
Rum	7,481,113	27.4%	7,479,252	29.7%	5,798,258	27.4%
Liqueurs	5,842,414	21.3%	5,027,252	20.0%	4,301,351	20.3%
Whiskey	4,736,278	17.3%	3,657,178	14.5%	3,021,435	14.3%
Other*	396,416	1.5%	197,665	0.8%	241,240	1.2%
Total Consolidated Revenue	$27,325,168	100.0%	$25,164,038	100.0%	$21,149,635	100.0%
Consolidated Assets:
International	$6,333,878	15.0%	$5,966,448	10.9%	$4,488,329	10.3%
United States	35,803,048	85.0%	48,559,894	89.1%	39,155,881	89.7%
Total Consolidated Assets	$42,136,926	100.0%	$54,526,342	100.0%	$43,644,210	100.0%

*	Includes related food products.

NOTE 21 — LEGAL PROCEDINGS

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

NOTE 22 — SUBSEQUENT EVENTS

In May 2008, the Company engaged Miller Buckfire & Co., LLC, a nationally recognized investment banking firm, as its exclusive financial advisor in connection with the evaluation of various prospective transactions, including the raising of additional equity from prospective investors, and the evaluation of the potential sale of one or more assets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Operating Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Operating Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commssion that permit the Company to provide only management’s report in this Annual Report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2008.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements – See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 53 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules – See Financial Statement Schedule at Item 15(c) on page 94 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

3.	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

(b)

Exhibit Number	Exhibit
2.1	Agreement of Merger and Acquisitions, dated as of July 31, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)
2.2	Amendment to Agreement of Merger and Acquisitions, dated as of October 1, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Form of Amended and Restated Bylaws of the Company(1)
4.1	Form of Common Stock Certificate(1)
4.2	Shareholders Agreement, dated as of December 1, 2003, by and among GSRWB, Inc. and the holders of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and the Common Stockholders(1)
10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)
10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)
10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(1)(2)
10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(1)
10.5	Stockholders Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto.(1)
10.6	Promissory Note, dated February 18, 2005, issued by Castle Brands Inc. in favor of Gosling-Castle Partners Inc.(1)

Exhibit Number	Exhibit
10.7	Agreement, dated as of August 27, 2004, between I.L.A.R. S.p.A. and Castle Brands (USA) Corp.(1)(2)
10.8	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)(2)
10.9	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)
10.10	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(1)
10.11	Bottling and Services Agreement, dated as of September 1, 2002, by and between Terra Limited and The Roaring Water Bay Spirits Company Limited(1)(2)
10.12	Amendment to Bottling and Services Agreement, dated as of March 1, 2005, by and between Terra Limited and Castle Brands Spirit Company Limited(1)
10.13	Amended and Restated Convertible Note Purchase Agreement, dated as of August 16, 2005, by and between Castle Brands Inc., Mellon HBV SPV LLC and Black River Global Credit Fund Ltd.(1)
10.14	Amended and Restated Convertible Promissory Note, dated March 1, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)
10.15	Amended and Restated Convertible Promissory Note, dated June 27, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)
10.16	Convertible Promissory Note, dated August 16, 2005, issued by Castle Brands Inc. in favor of Black River Global Credit Fund Ltd.(1)
10.17	License Agreement, dated December 1, 2003, between The Roaring Water Bay (Research and Development) Company Limited and GSRWB, Inc.(1)
10.18	Second Amended and Restated Employment Agreement, effective as of November 13, 2007, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.77 to our Cuurent Report on Form 8-K – File No. 001-32849 (filed with the Securities and Exchange Commission on November 13, 2007)
10.19	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)
10.27	Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and The Roaring Water Bay Spirits Company Limited(1)(2)
10.28	Amendment and Consent, dated March 1, 2003, to Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and Castle Brands Inc.(1)(2)
10.29	Castle Brands Inc. 2003 Stock Incentive Plan, as amended(1)
10.30	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan(1)
10.31	Letter Agreement, dated as of December 1, 2004, between MHW, Ltd. and Castle Brands (USA) Corp.(1)

Exhibit Number	Exhibit
10.32	Sublease, dated as of June 24, 2004, by and between Silvercrest Asset Management Group, LLC, as successor in interest to James C. Edwards & Co., Inc. and Castle Brands (USA) Corp.(1)
10.33	Indenture of Sublease, dated June 2004, by and between Jennifer Dunne and Castle Brand Spirits Company Limited(1)
10.34	Office Lease, dated as of February 24, 2000, by and between Great Spirits Company LLC and Crescent HC Investors L.P.(1)
10.35	First Amendment to Office Lease, dated March 14, 2001(1)
10.36	Second Amendment to Office Lease, dated January 30, 2002(1)
10.37	Third Amendment to Office Lease, dated March 28, 2003(1)
10.38	Fourth Amendment to Office Lease, dated March 23, 2004(1)
10.39	Fifth Amendment to Office Lease, dated June 21, 2005(1)
10.40	First Supplemental Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)
10.41	First Amended and Restated Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA) Corp., JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)
10.42	9% Secured Note dated August 15, 2005 issued by Castle Brand (USA) Corp. in favor of JPMorgan Chase Bank, as trustee(1)
10.43	General Security Agreement, dated as of June 1, 2004, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.44	First Amendment to General Security Agreement, dated as of August 15, 2005, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.45	Guaranty of Payment and Performance, dated June 1, 2004, from Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)
10.46	First Amendment to Guarantee of Payment and Performance, dated as of August 15, 2005, by and between Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)
10.47	Collateral Agreement, dated as of June 1, 2004, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.48	First Amendment to Collateral Agreement, dated as of August 15, 2005, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.49	Credit Facility Agreement, dated as of December 16, 2004, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)
10.50	Accounts Receivable Credit Facility Agreement, dated as of April 4, 2005, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)
10.51	Contract, dated as of April 1, 2005,by and between Castle Brands Inc. and BPW LLC(1)

Exhibit Number	Exhibit
10.52	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP(1)
10.53	Distribution Agreement by and between The Roaring Water Bay Spirits Company Limited and Comans Wholesale Limited dated as of September 15, 2000(1)
10.54	Form of Indemnification Agreement to be entered into with directors(1)
10.55	Agreement, dated October 26, 2000, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company Limited(1)
10.56	Agreement, dated May 2, 2003, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company (GB) Limited(1)
10.57	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and Seth B. Weinberg(1)
10.58	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and John Soden(1)
10.59	Credit Agreement, dated February 17, 2006, by and between Castle Brands Inc. and Frost Nevada Investments Trust(1)
10.60	9% Promissory Note, dated February 17, 2006, issued by Castle Brands Inc. in favor of Frost Nevada Investments Trust(1)
10.61	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849), filed with the Securities and Exchange Commission on June 16, 2006)
10.62	Employment Agreement, dated July 1, 2006, between Castle Brands Inc. and Constantine Constandis (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on July 5, 2006).
10.63	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 16, 2006).
10.64	9% Senior Note of Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.64 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on November 14, 2006).
10.65	Form of Warrant (incorporated herein by reference to Exhibit 10.65 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on November 14, 2006).
10.66	Employment Agreement, dated December 5, 2006, by and between Castle Brands Inc. and Herbert Roberts (incorporated herein by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.67	Credit Agreement, dated as of February 12, 2007, by and among Castle Brands Inc. and Frost Nevada Investments Trust (incorporated herein by reference to Exhibit 10.67 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).

Exhibit Number	Exhibit
10.68	Promissory Note, dated February 12, 2007, made by Castle Brands Inc. in favor of Frost Nevada Investments Trust (incorporated herein by reference to Exhibit 10.68 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.70	Amended and Restated Employment Agreement, dated as of November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on November 13, 2007).
10.71	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
10.72	Form of Registrations Rights Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
10.73	Form of Warrant to be issued by Castle Brands Inc. to the investors in connection with the April, 2007 private offering (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
10.74	Employment Agreement dated as of November 12, 2007, between Castle Brands Inc. and Donald March (incorporated herein by reference to Exhibit 10.78 to our Current Report on Form 8-K (File No. 001-328491 filed with the Securities and Exchange Commission on November 13, 2007).
10.75	Agreement, dated as of February 4, 2008, by and between Autentica Tequilera S.A. de C.V. and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.74 to our Periodic Report on 10Q (File No. 001-32849) filed with the Securities and Exchange Commission on Feburary 14, 2008).(2)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the Signature Page of the Registration Statement)
31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Castle Brands Inc. Code of Business Conduct(1)

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

(c)

Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2008 Allowance for doubtful accounts	$352	$105	$226	$231
2007 Allowance for doubtful accounts	$395	108	151	$352
2006 Allowance for doubtful accounts	$81	314	—	$395
Inventory:
2008 Allowance for excess and obsolescence	$261	1,787	246	$1,803
2007 Allowance for excess and obsolescence	$261	—	—	$261
2006 Allowance for excess and obsolescence	$164	97	—	$261
Deferred Taxes:
2008 Valuation reserve	$14,987	17,366	—	$32,353
2007 Valuation reserve	$9,100	5,887	—	$14,987
2006 Valuation reserve	$5,000	4,100	—	$9,100

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2008.

CASTLE BRANDS INC.
By:	/s/ Donald l. Marsh, Jr.
Donald L. Marsh, Jr. President and Chief Operating Officer (Principal Executive Office)

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints each of Donald L. Marsh, Jr., Alfred J. Small, and Seth Weinberg, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald l. Marsh, Jr.	President and Chief Operating Officer (Principal Executive Officer)	June 30, 2008

Donald L. Marsh, Jr.

/s/ Alfred J. Small	Chief Financial Officer (Principal Financial Officer)	June 30, 2008

Alfred J. Small

/s/ Mark Andrews	Director	June 30, 2008

Mark Andrews

/s/ John F. Beaudette	Director	June 30, 2008

John F. Beaudette

/s/ Keith A. Bellinger	Director	June 30, 2008

Keith A. Bellinger

/s/ Robert J. Flanagan	Director	June 30, 2008

Robert J. Flanagan

/s/ Gill Jefferson	Director	June 30, 2008

Gill Jefferson

/s/ Colm Leen	Director	June 30, 2008

Colm Leen

/s/ Richard Morrison	Director	June 30, 2008

Richard Morrison

/s/ Frederick M.R. Smith	Director	June 30, 2008

Frederick M.R. Smith

/s/ Kevin P. Tighe	Director	June 30, 2008

Kevin P. Tighe

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Agreement of Merger and Acquisitions, dated as of July 31, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)
2.2	Amendment to Agreement of Merger and Acquisitions, dated as of October 1, 2003, by and among GSRWB, Inc., The Roaring Water Bay Spirits Group Limited, The Roaring Water Bay Spirits Marketing and Sales Company Limited, Great Spirits Company LLC, Great Spirits Corp., Patrick Rigney, David Phelan, Carbery Milk Products Limited and Tanis Investments Limited(1)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Form of Amended and Restated Bylaws of the Company(1)
4.1	Form of Common Stock Certificate(1)
4.2	Shareholders Agreement, dated as of December 1, 2003, by and among GSRWB, Inc. and the holders of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and the Common Stockholders(1)
10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)
10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)
10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(1)(2)
10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(1)
10.5	Stockholders Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto.(1)
10.6	Promissory Note, dated February 18, 2005, issued by Castle Brands Inc. in favor of Gosling-Castle Partners Inc.(1)
10.7	Agreement, dated as of August 27, 2004, between I.L.A.R. S.p.A. and Castle Brands (USA) Corp.(1)(2)
10.8	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)(2)
10.9	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)
10.10	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(1)
10.11	Bottling and Services Agreement, dated as of September 1, 2002, by and between Terra Limited and The Roaring Water Bay Spirits Company Limited(1)(2)

Exhibit Number	Exhibit
10.12	Amendment to Bottling and Services Agreement, dated as of March 1, 2005, by and between Terra Limited and Castle Brands Spirit Company Limited(1)
10.13	Amended and Restated Convertible Note Purchase Agreement, dated as of August 16, 2005, by and between Castle Brands Inc., Mellon HBV SPV LLC and Black River Global Credit Fund Ltd.(1)
10.14	Amended and Restated Convertible Promissory Note, dated March 1, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)
10.15	Amended and Restated Convertible Promissory Note, dated June 27, 2005, issued by Castle Brands Inc. in favor of Mellon HBV SPV LLC.(1)
10.16	Convertible Promissory Note, dated August 16, 2005, issued by Castle Brands Inc. in favor of Black River Global Credit Fund Ltd.(1)
10.17	License Agreement, dated December 1, 2003, between The Roaring Water Bay (Research and Development) Company Limited and GSRWB, Inc.(1)
10.18	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and Mark Andrews(1)
10.19	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)
10.27	Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and The Roaring Water Bay Spirits Company Limited(1)(2)
10.28	Amendment and Consent, dated March 1, 2003, to Supply Agreement, dated January 19, 1998, by and between Carbery Milk Products Limited and Castle Brands Inc.(1)(2)
10.29	Castle Brands Inc. 2003 Stock Incentive Plan, as amended(1)
10.30	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan(1)
10.31	Letter Agreement, dated as of December 1, 2004, between MHW, Ltd. and Castle Brands (USA) Corp.(1)
10.32	Sublease, dated as of June 24, 2004, by and between Silvercrest Asset Management Group, LLC, as successor in interest to James C. Edwards & Co., Inc. and Castle Brands (USA) Corp.(1)
10.33	Indenture of Sublease, dated June 2004, by and between Jennifer Dunne and Castle Brand Spirits Company Limited(1)
10.34	Office Lease, dated as of February 24, 2000, by and between Great Spirits Company LLC and Crescent HC Investors L.P.(1)
10.35	First Amendment to Office Lease, dated March 14, 2001(1)
10.36	Second Amendment to Office Lease, dated January 30, 2002(1)
10.37	Third Amendment to Office Lease, dated March 28, 2003(1)
10.38	Fourth Amendment to Office Lease, dated March 23, 2004(1)
10.39	Fifth Amendment to Office Lease, dated June 21, 2005(1)

Exhibit Number	Exhibit
10.40	First Supplemental Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)
10.41	First Amended and Restated Trust Indenture, dated as of August 15, 2005, by and between Castle Brands (USA)Corp., JPMorgan Chase Bank, as trustee and MHW Ltd., as collateral agent(1)
10.42	9% Secured Note dated August 15, 2005 issued by Castle Brand (USA) Corp. in favor of JPMorgan Chase Bank, as trustee(1)
10.43	General Security Agreement, dated as of June 1, 2004, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.44	First Amendment to General Security Agreement, dated as of August 15, 2005, by and between Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.45	Guaranty of Payment and Performance, dated June 1, 2004, from Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)
10.46	First Amendment to Guarantee of Payment and Performance, dated as of August 15, 2005, by and between Castle Brands Inc. to JPMorgan Chase Bank, as trustee(1)
10.47	Collateral Agreement, dated as of June 1, 2004, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.48	First Amendment to Collateral Agreement, dated as of August 15, 2005, by and among MHW Ltd., Castle Brands (USA) Corp. and JPMorgan Chase Bank, as trustee(1)
10.49	Credit Facility Agreement, dated as of December 16, 2004, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)
10.50	Accounts Receivable Credit Facility Agreement, dated as of April 4, 2005, by and among Ulster Bank Ireland Limited, Ulster Bank Ltd. and Castle Brands Spirits Company Limited(1)
10.51	Contract, dated as of April 1, 2005, by and between Castle Brands Inc. and BPW LLC(1)
10.52	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP(1)
10.53	Distribution Agreement by and between The Roaring Water Bay Spirits Company Limited and Comans Wholesale Limited dated as of September 15, 2000(1)
10.54	Form of Indemnification Agreement to be entered into with directors(1)
10.55	Agreement, dated October 26, 2000, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company Limited(1)
10.56	Agreement, dated May 2, 2003, by and between Ulster Bank Commercial Services Limited and The Roaring Water Bay Spirits Company (GB) Limited(1)
10.57	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and Seth B. Weinberg(1)
10.58	Employment Agreement, dated February 24, 2006, by and between Castle Brands Inc. and John Soden(1)

Exhibit Number	Exhibit
10.59	Credit Agreement, dated February 17, 2006, by and between Castle Brands Inc. and Frost Nevada Investments Trust(1)
10.60	9% Promissory Note, dated February 17, 2006, issued by Castle Brands Inc. in favor of Frost Nevada Investments Trust(1)
10.61	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849), filed with the Securities and Exchange Commission on June 16, 2006)
10.62	Employment Agreement, dated July 1, 2006, between Castle Brands Inc. and Constantine Constandis (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on July 5, 2006).
10.63	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 16, 2006).
10.64	9% Senior Note of Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.64 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on November 14, 2006).
10.65	Form of Warrant (incorporated herein by reference to Exhibit 10.65 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on November 14, 2006).
10.66	Employment Agreement, dated December 5, 2006, by and between Castle Brands Inc. and Herbert Roberts (incorporated herein by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.67	Credit Agreement, dated as of February 12, 2007, by and among Castle Brands Inc. and Frost Nevada Investments Trust (incorporated herein by reference to Exhibit 10.67 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.68	Promissory Note, dated February 12, 2007, made by Castle Brands Inc. in favor of Frost Nevada Investments Trust (incorporated herein by reference to Exhibit 10.68 to our Quarterly Report on Form 10-Q (File No. 001-32849) filed with the Securities and Exchange Commission on February 14, 2006).
10.70	Amended and Restated Employment Agreement, dated November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.79 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on November 13, 2007).
10.71	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
10.72	Form of Registrations Rights Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).

Exhibit Number	Exhibit
10.73	Form of Warrant to be issued by Castle Brands Inc. to the investors in connection with the April, 2007 private offering (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on April 20, 2007).
10.74	Employment Agreement dated as of November 12, 2007, between Castle Brands Inc. and Donald March (incorporated herein by reference to Exhibit 10.78 to our Current Report on Form 8-K (File No. 001-328491 filed with the Securities and Exchange Commission on November 13, 2007).
10.75	Agreement, dated as of February 4, 2008, by and between Autentica Tequilera S.A. de C.V. and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.74 to our Periodic Report on 10Q (File No. 001-32849) filed with the Securities and Exchange Commission on Feburary 14, 2008).(2)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the Signature Page of the Registration Statement)
31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Castle Brands Inc. Code of Business Conduct(1)

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006.
(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.