Form 10-K/A
period 2008-03-31
Castle Brands Inc
filed 2008-07-29
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
Amendment No. 1

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
None.
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
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
     The registrant had 15,629,776 shares of $0.01 par value common stock outstanding at July 24, 2008.

EXPLANATORY NOTE
ITEM 9A(T). CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS
REPORT OF THE AUDIT COMMITTEE
ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
EMPLOYMENT AGREEMENTS
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

Amendment No. 1 to the Annual Report on Form 10-K
for the Year Ended March 31, 2008
EXPLANATORY NOTE
          Castle Brands Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed on June 30, 2008 (the “Original Filing”) (i) to amend Part II Item 9A of the Original Filing to clarify the evaluations of the Company’s disclosure controls and procedures and internal controls over financial reporting previously made by the Company with respect to the fiscal year ended March 31, 2008 and amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in the Original Filing and (ii) because we have determined that we will not file our Proxy Statement prior to the July 29, 2008 deadline for incorporation by reference of Part III information into our Annual Report Form 10-K, we are providing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K by this Amendment in accordance with General Instruction G(3) of Form 10-K.
I. Part II Item 9A of the Original Filing is amended in its entirety to read as follows:
Item 9A(T). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the President and Chief Operating Officer and Senior Vice President and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), as appropriate, to allow timely decisions regarding required disclosure.
          As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
(b) Management’s Report on Internal Control over Financial Reporting
          We are responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive and Principal Financial Officers and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
          Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of March 31, 2008, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company’s internal control over financial reporting, have concluded that the Company’s internal control over Financial Reporting was effective as of March 31, 2008.
          Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.
     This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
(c) Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          In addition, Section 302 Certificates in the Original Filing are hereby amended to read as set forth in Exhibit A hereto.
II. Part III of the Original Filing is amended in its entirety to read as follows:
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The Company’s directors’ names, ages as of the date of this Form 10-K and certain information about them are set forth below:

Name of Nominee	Age	Principal Occupation
Mark Andrews (3)	58	Chairman of the Board of Directors of the Company
John F. Beaudette (1)	51	President of MHW, Ltd.
Keith A. Bellinger	50	Former President of the Company
Robert J. Flanagan (2)(4)	52	Executive Vice President, Clark Enterprises, Inc. and Manager of CNF Investment LLC
Gill Jefferson	66	Former Managing Director of Old Bushmills Distillery Company Limited
Colm Leen(4)	44	Group Financial Director and Company Secretary of the Carberry Group
Richard C. Morrison (1)(2)	68	Former Officer of Massachusetts Mutual Life Insurance Co.
Frederick M. R. Smith (2)(4)	66	Consultant, Credit Suisse
Kevin P. Tighe (1)	64	Partner of Tighe Patton Armstrong Teasdale PLLC

(1)	Member of the Nominating and Corporate Governance Committee

(2)	Member of the Compensation Committee

(3)	Chairman of the Board

(4)	Member of the Audit Committee
     Mark Andrews, 58, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board of directors, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board of directors since December 2003 and served as our president from December 2003 until November 2005 and our chief executive officer from December 2003 until November 2007. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. He also serves as a life trustee of The New York Presbyterian Hospital in New York City. Mr. Andrews received a bachelor of arts from Harvard College in 1972 and a masters of business administration from Harvard Business School in 1975.
     John F. Beaudette, 51, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been the president of MHW, Ltd. (formerly named Monsieur Henri Wines Ltd.), a national alcoholic beverage importer, distributor and service company. From 1985 to 1994, Mr. Beaudette worked with PepsiCo Inc. and its affiliate company Monsieur Henri Wines in the distribution of Stolichnaya Vodka and other imported wine and spirit brands. During this period, Mr. Beaudette held positions such as director of planning for PepsiCo Wines & Spirits International and vice president of finance and chief financial officer of Monsieur Henri Wines. Mr. Beaudette currently sits on the board of directors of The National Association of

Beverage Importers Inc. (NABI) and serves on its executive committee. Mr. Beaudette received a bachelor of science degree in accounting from Villanova University in 1979.
     Keith A. Bellinger, 50, has served as a director of our company since September 2007. Mr. Bellinger served as executive vice president of our company until November 2005, at which time he was appointed president and chief operating officer, positions which he held until November 2007. He has over 20 years of experience in the spirits industry, including eight years with Allied Domecq PLC, a company in the business of spirits, wines and quick service restaurants. While at Allied Domecq, Mr. Bellinger served as chief financial officer of the U.S. Spirits Division from September 1996 to August 2000. From September 2000 to August 2002, Mr. Bellinger served as the general manager and executive vice president of the Advantage Brands division of Allied Domecq, a division focused on emerging brands. From September 2002 to December 2004, he served as president of the Northern Business Unit of Allied Domecq U.S., one of the largest divisions of that company, where he oversaw all operations. Mr. Bellinger began his career in public accounting. Mr. Bellinger received a bachelor of business administration from the University of Texas at Austin in 1980.
     Robert J. Flanagan, 52, has served as a director of our company since January 2004. Since 1989, Mr. Flanagan has served as the executive vice president of Clark Enterprises Inc., a Bethesda, Maryland-based investment holding company and as the manager of CNF Investments LLC, an affiliate of Clark Enterprises Inc. CNF Investments LLC is one of our principal stockholders. Mr. Flanagan oversees the acquisition, management and development of new investment opportunities for Clark and is a member of the board of directors of Martek BioSciences Corporation. Prior to joining Clark, Mr. Flanagan was the treasurer, secretary and member of the board of directors of the Baltimore Orioles, Inc. and began his career in public accounting. Certified as a public accountant in Washington, D.C., Mr. Flanagan received a bachelor of science in business administration from Georgetown University in 1978 and a master of science degree in taxation from the American University School of Business in 1985.
     Gill Jefferson, 66, has served as a director of our company since 2006 and served as Managing Director of the Old Bushmills Distillery Company Limited, a subsidiary of Irish Distillers Group Ltd., a producer of Irish spirits, from 1996 until his retirement in 2006. Over the course of his 23 year career at Irish Distillers, Mr. Jefferson also served as project manager for Bulk Contract Sales and was appointed as general manager of Middleton Distilleries from 1986-1995. Mr. Jefferson began his career working in the oil and gas industry for 10 years. Mr. Jefferson received a Higher National Certificate in Mechanical Engineering from the Ashby Institute, Belfast and is a Fellow of the Institute of Energy.
     Colm Leen, 44, has served as a director of our company since January 2004. Mr. Leen also serves as a director of our subsidiaries, Castle Brands Spirits Group Limited and Castle Brands Marketing and Sales Company Limited. Since 1995, Mr. Leen has been the group finance director and company secretary of the Carbery Group, a supplier to our company. The Carbery Group is involved in the dairy, food ingredients and beverage alcohol industries, with established markets in Ireland, the United Kingdom, mainland Europe, the Far East and North America. Mr. Leen has been with the Carbery Group since 1988, initially joining it as company accountant and subsequently assuming the role of its financial controller in 1992 and his present role of group finance director in 1995. Mr. Leen is also the executive director of Carbery Milk Products Limited. Prior to joining Carbery, Mr. Leen worked with KPMG LLP from 1984 to 1988. He qualified as a chartered accountant in 1987, became an associate of the Institute of Chartered Accountants in Ireland in 1987 and a fellow of the Institute in 1997. Mr. Leen received a bachelor of commerce degree from University College Cork in 1984.
     Richard C. Morrison, 68, has served as a director of our company since September 2005. Mr. Morrison worked at Massachusetts Mutual Life Insurance Co. from 1964 until his retirement in 2004. Most recently, Mr. Morrison served as the managing director of Babson Capital Management, the investment subsidiary of Massachusetts Mutual. Massachusetts Mutual is a more than 5% stockholder of our company. He also serves as a director of Cains Foods, L.P., Nyloncraft, Inc., Tubular Textile Machinery, Inc. and is an advisory director of Hammond, Kennedy, Whitney and Co., Inc. Mr. Morrison received a bachelor of arts from West Virginia Wesleyan College in 1962 and a master of science in finance from the University of Arizona in 1964.

     Frederick M. R. Smith, 66, has served as a director of our company since January 2004. Mr. Smith also serves as a director of our subsidiary, Gosling-Castle Partners Inc. Since January 2002, Mr. Smith has been a financial consultant through his wholly owned company, Kirkwood Lane Associates LLC. From 1967 to January 2002, he worked at Credit Suisse First Boston, most recently as co-head of Credit Suisse First Boston’s international private equity activities. Mr. Smith currently acts as a consultant to Credit Suisse. Mr. Smith, an investor in our company, joined Credit Suisse First Boston’s private equity group in 1995 after playing a senior role in Credit Suisse First Boston’s investment banking division and founding its media and telecom group. He has over 30 years of private equity and investment banking experience with Credit Suisse First Boston. Mr. Smith also serves as a director of Cia. Brasileira de Contact Center S.A. and Slager Radio Hungary. Mr. Smith received a bachelor of arts degree from Yale University in 1963 and attended Johns Hopkins School of Advanced International Studies in Washington, DC.
     Kevin P. Tighe, 64, has served as a director of our company since September 2005. Mr. Tighe also serves as a director of our subsidiary, Gosling-Castle Partners Inc. Since 1995, Mr. Tighe has been a partner at, and is a founding partner of the law firm of, Tighe Patton Armstrong Teasdale, PLLC. For over 36 years, Mr. Tighe has represented the automobile industry and its trade associations before the U.S. Congress and other federal agencies. He also maintains a real estate practice at the firm. Mr. Tighe received a bachelor of arts degree from St. Anselm’s College in 1966 and received a doctor of jurisprudence from Catholic University School of Law in 1969. Mr. Tighe is a member of the bar of the District of Columbia and the U.S. Supreme Court.

EXECUTIVE OFFICERS
     The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Mark Andrews	58	Chairman of the Board and former Chief Executive Officer

Donald L. Marsh, Jr.	62	President and Chief Operating Officer

Keith A. Bellinger	50	Former President and Chief Operating Officer

T. Kelley Spillane	44	Senior Vice President — U.S. Sales

Seth B. Weinberg	34	Senior Vice President, General Counsel and Secretary

Alfred J. Small	39	Senior Vice President and Chief Financial Officer

John Soden	43	Senior Vice President and Managing Director - International Operations
     Mark Andrews and Keith A. Bellinger — See additional information on Messrs. Andrews and Bellinger under Directors, above.
     Donald L. Marsh, Jr., our President and Chief Operating Officer, joined us on November 14, 2007. Prior to his engagement with our company, he had been serving as a consultant to our company since March 2007. Prior to his engagement with our company, Mr. Marsh was Chief Financial Officer and head of corporate development for Commonwealth Industries Inc. (aluminum rolling mills) from July 1996 until December 2005. Mr. Marsh is also a director of TensorComm Inc.
     T. Kelley Spillane, our Senior Vice President — U.S. sales, joined us in April 1, 2000. From April 1, 2000 to December 2003, Mr. Spillane served as vice president-sales of Great Spirits Company, and was appointed senior vice president — U.S. sales in December 2003. Prior to joining us, Mr. Spillane worked at Carillon Importers Limited, a division of Grand Metropolitan PLC. Carillon developed and launched Absolut Vodka and Bombay Sapphire Gin. At Carillon, Mr. Spillane served as assistant manager for its control states and duty free divisions and was promoted to director of special accounts, focusing on expanding sales in national accounts. Mr. Spillane received a bachelor of science in business administration from Ramapo College in 1985.
     Seth B. Weinberg, our Senior Vice President, General Counsel and Secretary, joined us in March 2006. From July 2002 to March 2006, Mr. Weinberg was an attorney in the corporate department of the law firm of Kramer Levin Naftalis & Frankel LLP. From October 1998 to June 2002, Mr. Weinberg was an attorney at the law firm of Dewey Ballantine LLP. Mr. Weinberg received a bachelor of arts degree from the University of Pennsylvania in 1995 and a juris doctor degree from Columbia University School of Law in 1998.
     Alfred J. Small, our Senior Vice President — Chief Financial Officer, had served as Castle Brands’ Vice President-Controller since March 2007 and as its Principal Accounting Officer since October 2006. Mr. Small joined Castle Brands in October 2004. Prior to joining Castle Brands, from February 1999 until October 2004, Mr. Small served in various accounting roles, including Senior Accountant at Grodsky Caporrino & Kaufman, CPA PC. Mr. Small received a bachelor or sciences from the State University of New York in 1997 and is a certified public accountant.
     John Soden, our Senior Vice President and Managing Director — International Operations, joined us in March 2006. From July 2004 to March 2006, Mr. Soden served as the general manager of Woodford Bourne and Direct Wine Shipments Wholesale, both wine and spirit importers that are subsidiaries of DCC Group

PLC. Prior to that, Mr. Soden worked at Cantrell & Cochrane International (now C&C Group PLC), a manufacturer, marketer and distributor of alcoholic and non-alcoholic beverages and snacks. Mr. Soden worked primarily in Cantrell & Cochrane International’s alcohol division and served as vice president and division manager from 1996 to June 2004, as regional director from 1994 to 1996 and as area manager from 1991 to 1994. Mr. Soden received a bachelor of science degree and a master of arts degree from Trinity College Dublin. Mr. Soden also received a masters of business administration from The Anderson School at UCLA in 2003.
Section 16(A) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities (collectively, “Section 16 reporting persons”), to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Castle Brands. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and on written representations that no other reports were required, during the fiscal year ended March 31, 2008, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.
Board of Directors
     Our Board of Directors currently consists of nine directors. Our Board of Directors believes that there should be a majority of independent directors on the Board of Directors. Our Board of Directors also believes that it is useful and appropriate to have members of management as directors. The current board members include seven independent directors, one non-independent non-management director and one employee.
     The Board of Directors has determined that each of Mr. John Beaudette, Mr. Robert J. Flanagan, Mr. Colm Leen, Mr. Richard C. Morrison, Mr. Fredrick M. R. Smith, Mr. Kevin P. Tighe and Mr. Gill Jefferson qualify as “independent” in accordance with the rules of the American Stock Exchange (“AMEX”). The AMEX independence definitions include a series of objective tests, including that the director is not an employee of the company and has not been engaged in various types of business relationships with the company. In addition, as also required by the AMEX rules, the Board of Directors has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment by such director in carrying out the responsibilities of a director.
     The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. During fiscal year ended March 31, 2008, the Audit Committee met six times, the Compensation Committee met five times and the Nominating and Corporate Governance Committee met twice.
Audit Committee
     The Audit Committee is responsible for, among other things:
•	appointing, replacing overseeing and compensating the work of the independent registered public accounting firm;

•	reviewing and discussing with management and our independent registered accounting firm our quarterly financial statements and discuss with management our earnings releases;

•	pre-approving all auditing services and permissible non-audit services provided by our independent registered public accounting firm;

•	engaging in a dialogue with the independent registered public accounting firm regarding relationships that may adversely affect the independence of the independent registered public accounting firm and, based on such review assess the independence of the independent registered public accounting firm;

•	providing the Audit Committee report to be filed with the SEC in our annual proxy statement;

•	reviewing with the outside auditor the adequacy and effectiveness of the internal controls over our financial reporting;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the confidential anonymous submission by our employees of anonymous concerns regarding questionable accounting or auditing matters;

•	reviewing and pre-approving related-party transactions;

•	reviewing and discussing with management and our independent registered accounting firm management’s annual assessment of the effectiveness of the internal controls and our independent registered accounting firm’s attestation and report about management’s assessment as required by the SEC, when applicable;

•	reviewing and discussing with management and our independent registered accounting firm the adequacy and effectiveness of our internal controls including any significant deficiencies in the design or operation of our internal controls or material weaknesses and any fraud, whether or not material, that involves our management or other employees who have a significant role in our internal controls and the adequacy and effectiveness of our disclosure controls and procedures; and

•	reviewing and assessing annually the adequacy of the Audit Committee Charter.
     A copy of the charter of the Audit Committee is posted on our Investor Relations website at http://investor.castlebrandsinc.com. The members of our Audit Committee for the year ending March 31, 2008 were Messrs. Flanagan (Chair), Leen and Smith. Each member of the Audit Committee is “independent” under the standards established by the SEC and Section 803 of the AMEX Company Guide for members of audit committees. The Audit Committee also includes a member who has been determined by our Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” The Board of Directors has determined that Mr. Flanagan is an audit committee financial expert. The designation as audit committee financial expert is a disclosure requirement of the SEC related to Mr. Flanagan’s experience and understanding of certain accounting and auditing matters. The designation does not impose upon Mr. Flanagan any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee, and his designation as audit committee financial expert does not affect the duties, obligations or liability of any other member of the Audit Committee.
Compensation Committee
     The principal responsibilities of the Compensation Committee are, among others:
•	reviewing and determining annually the compensation of our chief executive officer and the other executive officers;

•	providing the annual report on executive compensation to be filed with the SEC in our annual proxy statement;

•	approving the form of employment contracts, severance arrangements, change in control provisions and other compensatory arrangements with executive officers;

•	approving compensation programs and grants involving the use of our Common Stock and other equity securities; and

•	reviewing and assessing annually the Compensation Committee’s performance.
     The members of our Compensation Committee are Messrs. Smith (Chair), Flanagan and Morrison. Each member of the Compensation Committee is “independent” under the relevant standards established by the SEC and AMEX. The Compensation Committee does not have a charter. See “Compensation Discussion and Analysis”, in Item 11, below, for additional information regarding our processes and procedures for the consideration and determination of compensation of our named executive officers.

Nominating and Corporate Governance Committee
     The Nominating and Corporate Governance Committee has the authority and responsibility to identify, research and recommend to the Board of Directors qualified candidates to serve as directors on our Board of Directors.
     The Nominating and Corporate Governance Committee is responsible for, among other things:
•	recommending to the Board of Directors the slate of nominees of directors to be proposed for election by the stockholders and individuals to be considered by the Board of Directors to fill vacancies;

•	establishing criteria for selecting new directors; and

•	reviewing and assessing annually the performance of the Nominating and Corporate Governance Committee and the adequacy of the Nominating and Corporate Governance Committee charter.
     In addition to considering candidates suggested by stockholders, the Nominating and Corporate Governance Committee also accepts recommendations from our directors, members of management and others familiar with and experienced in the beverage alcohol industry. The Nominating and Corporate Governance Committee establishes criteria for the selection of nominees and reviews the appropriate skills and characteristics required of board members. In evaluating candidates, the Nominating and Corporate Governance Committee considers issues of independence, diversity and expertise in numerous areas, including experience in the premium branded spirits industry, finance, marketing, international experience and culture. The Nominating and Corporate Governance Committee selects individuals of the highest personal and professional integrity who have demonstrated exceptional ability and judgment in their field and who would work effectively with the other directors and nominees to the Board of Directors. The Nominating and Corporate Governance Committee also monitors and reviews the committee structure of the Board of Directors, and each year it recommends to the Board of Directors for its approval directors to serve as members of each committee. The Nominating and Corporate Governance Committee conducts an annual review of the adequacy of the Nominating and Corporate Governance Charter (described below) and recommends proposed changes. The members of our Nominating and Corporate Governance Committee are Messrs. Morrison (Chair), Beaudette and Tighe. Each member of the Nominating and Corporate Governance Committee is “independent” under the relevant standards established by the SEC and AMEX.
Attendance at Board, Committee and Annual Stockholders’ Meetings
     The Board of Directors met nine times during the Company’s 2008 fiscal year. Each of our directors is expected to attend each meeting of the Board of Directors and the committees on which he serves. In the Company’s 2008 fiscal year, each of our directors attended at least 75% of the meetings of the Board of Directors and of the committees on which he or she served, except Colm Leen. We do not currently have a policy requiring attendance of our directors at our annual meetings of stockholders. All of our directors, except Messrs. Morrison and Tighe, attended the 2007 Annual Meeting of Stockholders.
Communications from Stockholders to Board members
     Our Board of Directors believes that it is important to offer stockholders the opportunity to communicate with our directors. Stockholders who wish to communicate with the Board of Directors may do so by sending written communications addressed to the Corporate Secretary, Castle Brands Inc., 570 Lexington Avenue, 29th Floor, New York, NY 10022 or by email to Board@castlebrandsinc.com. Communications emailed to this address are automatically forwarded to all of members of the Board of Directors. Written communications received by the Corporate Secretary, currently Mr. Seth Weinberg, are reviewed for appropriateness. Mr. Weinberg, in accordance with Company policy, at his discretion may elect not to forward items that are deemed commercial, frivolous or otherwise inappropriate for consideration by the Board of Directors. In such cases, correspondence may be forwarded elsewhere for review and possible response.
Corporate Governance Guidelines
     On November 10, 2005, the Board of Directors adopted a Nominating and Governance Charter that sets forth (i) corporate governance principles intended to promote efficient, effective and transparent governance, and (ii) procedures for the identification and selection of individuals qualified to become directors. At the same time, the Board of Directors also adopted a Code of Business Conduct, which applies to all of our directors, executive officers and employees. The Code of Business Conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees.
     Among other matters, our Nominating and Governance Charter and Code of Business Conduct set forth the following governing principles:
•	A majority of the directors on the Board of Directors should be “independent” as defined in the rules adopted by the SEC and AMEX.

•	In order to facilitate critical discussion, the independent directors are required to meet apart from other board members and management representatives.

•	Compensation of our non-employee directors should be a combination of cash and equity-based compensation. Employee directors are not paid for their board service in addition to their regular employee compensation.

•	Directors, executive officers and all employees must act at all times in accordance with the requirements of our Code of Business Conduct. This obligation includes adherence to our policies with respect to conflicts of interest; full, accurate and timely disclosure; compliance with securities laws; confidentiality of our information; protection and proper use of our assets; ethical conduct in business dealings; and respect for and compliance with applicable law. Any change to, or waiver of the requirements of, the Code of Business Conduct with respect to any director, principal financial officer, principal accounting officer or persons performing similar functions may be granted only by the Board of Directors. Any such change or waiver will be promptly disclosed as required by law or AMEX regulations.
     Our Nominating and Corporate Governance Charter and Code of Business Conduct are posted on our Investor Relations web site at http:/investors.castlebrandsinc.com.

REPORT OF THE AUDIT COMMITTEE
     The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
     The Audit Committee has, among other activities, (i) reviewed and discussed with management our audited annual financial statements for the fiscal year ended March 31, 2008 and interim quarterly results, (ii) discussed with Eisner LLP, our independent registered public accounting firm, the matters required to be discussed by American Institute of Certified Public Accountants Auditing Standards Board on Auditing Standards No. 61 “Communications with Audit Committees,” (iii) considered the independence of Eisner LLP, by having discussions with representatives of Eisner LLP, and received a letter from them including disclosures required by the Independence Standards Board Standard No. 1 “Independence Discussions with Audit Committees,” and (iv) discussed with Eisner LLP, with and without management present, the results of their audit of the financial statements. On the basis of the above, the Audit Committee has recommended to the Board of Directors that our audited financial statements for the fiscal year ended March 31, 2008 be included in our Annual Report on Form 10-K for the year ended March 31, 2008.
Submitted by the Audit Committee of the Board of Directors
Robert J. Flanagan, Chairman
Colm Leen
Fredrick M. R. Smith

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Our Compensation Committee has the sole authority and responsibility to review and determine, or recommend to our Board of Directors for determination, the compensation package of our President and Chief Operating Officer and each of our other named executive officers, each of whom is identified in the “Summary Compensation Table”, below. Our Compensation Committee also considers the design and effectiveness of the compensation program for our other executive officers and approves the final compensation package, employment agreements and stock option grants for all of our executive officers. Our Compensation Committee is composed entirely of independent directors who have never served as officers of our company. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in Item 10, above.
     A discussion of the policies and decisions that shape our executive compensation program, including the specific objectives and elements, is set forth below.
Executive Compensation Objectives And Philosophy
     The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for the continued growth and success of the company and to align the interests of these executives with those of our stockholders. In order to achieve this objective, in addition to annual base salaries, our executive compensation program utilizes a combination of annual incentives through cash bonuses and long-term incentives through equity-based compensation. In establishing overall executive compensation levels, our Compensation Committee considers a number of criteria, including the executive’s scope of responsibilities, prior and current period performance, compensation levels for similar positions at companies in our industry and attainment of individual and overall company performance objectives and retention concerns. Our President and our Compensation Committee believe that substantial portions of executive compensation should be linked to the overall performance of the company and its brand-building activities, and that the contribution of individuals over the course of the relevant period to the goal of building long-term brand and shareholder value will be considered in the determination of each executive’s compensation. We do not target a specific competitive position, but rather consider the compensation that is earned by executives and professionals in similar positions, our business performance and the challenges we are currently facing as we establish the various elements of our compensation program each year.
     Generally, our Compensation Committee reviews and, as appropriate, modifies compensation arrangements for executive officers in the first quarter of each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below. Other than with respect to the compensation of Mr. Marsh, our Compensation Committee also takes into consideration the recommendations for executive compensation made by Mr. Marsh, which recommendations are generally presented at the time of our Compensation Committee’s annual review of executive performance and compensation arrangements. In making such recommendations, Mr. Marsh considers the overall performance of each executive and their contribution to the growth of our company and its products as well as overall company performance through personal and corporate achievements. As our company is not yet cash-flow positive, the contributions of each executive officer to brand growth, cost management and long-term value creation for our shareholders are considered in Mr. Marsh’s recommendations and the review of the Compensation Committee, as well as the retention of our executive officers.
Elements of Compensation
     Compensation for our named executive officers consists of the following components, each of which is more fully described below:
•	Base salary

•	Annual Incentives

•	Long-Term Equity-Based Incentive Awards

•	Severance and Change in Control Benefits

•	Perquisites and Other Benefits
     The Compensation Committee has the flexibility to use these primary components, along with certain other benefits, in a manner that will effectively implement its stated objectives with respect to the compensation arrangements for each of our named executive officers. Each of the primary components is discussed in more detail below.
Base Salary
     In establishing base salaries, the Compensation Committee primarily considers prior and current period performance, scope of responsibilities and compensation levels for similar positions at companies similar to Castle Brands. Base salaries are generally specified under employment agreements with our named executive officers, providing for increases at the sole discretion of the Compensation Committee on an individual basis after consideration of the responsibilities of the executive’s position, the scope of the operations managed, the performance of such operations, the performance of the executive in the position and increases in the cost of living.
     The Compensation Committee reviews recommendations made by Mr. Marsh each year with respect to compensation increases. In recent years, Messrs. Andrews, Spillane and Bellinger have received increases to account for adjustments to cost of living and the termination of our payment of car allowances for U.S. employees. In addition, Mr. Spillane’s base salary was raised by the Compensation Committee upon the recommendation of Mr. Marsh, following consideration of the competitiveness of the market for qualified spirits executives and the U.S. case sales growth of our brands during recent years and the duration of his service to the company. With respect to the 2008 fiscal year, each of our named executive officers received a three percent cost-of-living increase in his base salary, and Mr. Weinberg’s base salary was increased by an additional $10,000.
Annual Incentives
     In addition to base salaries, our named executive officers are eligible to receive annual cash bonuses, which are considered a key component of the executive compensation program’s objective to align the interests of management and our stockholders and motivate participants to achieve company growth and enhanced shareholder value. Cash bonuses payable to executives are based primarily upon achievement of individual and company performance objectives. Annual bonus eligibility is generally set forth in the executive’s employment agreement and is expressed as a percentage of base salary (as described below in the section “Employment Agreements — Certain Material Terms of Employment Agreements with Named Executive Officers”). Each of our named executive officers was eligible for a cash bonus for the 2008 fiscal year.
     Bonuses are determined by our Compensation Committee after an evaluation of the level of the personal achievement and contribution to the company and its brand development of each executive officer as well as the attainment of individual and company performance goals. The relative performance of individual named executive officers for the 2008 fiscal year was reported by Mr. Marsh to the Compensation Committee. The determination of overall company performance was determined by the Compensation Committee based on our draft audited financial statements for fiscal year 2008, and discussions with Mr. Marsh.
     Due to the company’s limited liquidity, the compensation committee recommended to the Board of Directors that each of the officers receive a promissory note in lieu of a cash bonus payment. The bonuses received in fiscal year 2008 by our named executive officers with contract-specified maximum bonus amounts, with the exception of Mr. Small, were approximately one-half of such maximum amounts, reflecting the view of Mr. Marsh and the Compensation Committee that full cash incentive compensation cannot and should not be offered until the company is cash-flow positive. Our Chairman, Mr. Mark Andrews, who left the position of Chief Executive Officer in November 2007, was eligible for a bonus of up to $100,000 in respect of the 2008 fiscal year. The Compensation Committee subsequently determined that Mr. Andrews would not be paid a bonus for the 2008 fiscal year. In determining the personal achievement of each of the executive officers of the company, individual and team contributions to corporate structure, financing activities, brand growth and potential significant transactions were considered.
     In light of the Company’s negative cash flow, Messrs. Soden, Spillane, Weinberg and Small have agreed to defer their annual bonuses and have received promissory notes providing for the payment of the deferred bonuses by December 31, 2008. In certain circumstances, these notes, which terminate if the executive is terminated for “cause” or terminates his employment without “good reason,” may be accelerated, such as a Change of Control, a financing raising more than $10 million, a termination of the executive’s employment by the company without “cause”, a termination of the excutive’s employment by the executive without “good reason” or the death or disability of the executive. See “Summary Compensation Table”, below.
Long-Term Equity-Based Incentive Awards
     Long-term equity-based incentives are provided by the company to executive officers through the granting of stock options. Stock option grants are designed to align the executive’s interests with those of the stockholders and provide each executive officer with a significant incentive to manage the company in a manner which maximizes stockholder value. Stock options are granted pursuant to our 2003 Stock Incentive Plan, which also authorizes grants of restricted and deferred stock awards. Our Compensation Committee believes that these long-term, equity based compensation awards are an effective incentive for our named executive officers to increase the long-term value of the company’s Common Stock as well as aiding us in attracting and retaining qualified individuals. Our Compensation Committee determines the size of the stock option grants according to each executive’s position with, and contribution to, the company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, our Compensation Committee takes into account each individual’s potential for future responsibility and promotion, the levels of equity ownership of executives in similar positions at comparable companies and the number of options held by that individual at the time of the new grant. As with the other elements of executive compensation, Mr. Marsh makes an initial recommendation to the Compensation Committee as to appropriate levels of long-term equity based compensation grants.
     Historically, our Compensation Committee has used stock options exclusively for purposes of awarding long-term equity based compensation to executive officers. Stock option grants are designed to align the executive’s interests with those of the stockholders and provide each named executive officer with a significant incentive to manage the company in a manner which maximizes stockholder value, based on the executive’s contribution to the company and its brands during the prior fiscal year and consideration of the desire of the company to retain the individual executive in the coming years. Stock option grants are generally subject to a four-year or five-year vesting period, vesting in annual installments beginning one year from the date of the initial award.
     The number of stock options granted to the named executive officers in fiscal year 2008 are set forth in the “Grants of Plan-Based Awards in Fiscal 2008” and “Outstanding Equity Awards at 2008 Fiscal Year-End” tables set forth below. No long-term equity based incentive awards for the 2007 fiscal year were awarded to our executives.
Timing of Equity Grants
     For all of our employees, including our named executive officers, grants of equity-based compensation are effective on the date that they are approved by our Compensation Committee. All stock option grants to employees, including named executive officers, are made with an exercise price equal to the fair market value of the underlying stock on the date of grant. Our Compensation Committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates.
Severance and Change in Control Benefits
     We provide certain severance and change in control benefits to our named executive officers. You can find detailed information about these benefits in the “Executive Compensation — Potential Payments Upon Termination or Change in Control,” below.

Perquisites and Other Benefits
     We generally provide the same health and welfare benefits to all of our full-time employees, including our named executive officers, including health and dental coverage, disability insurance, and paid holidays and other paid time off.
     We maintain a 401(k) retirement savings plan for the benefit of all of our full-time employees, including our named executive officers.
     In addition, we provide a limited number of perquisites to our named executive officers.
Former Chief Executive Officer and Current President and Chief Operating Officer
     The principal factors considered by our Compensation Committee for Mr. Andrew’s compensation package are generally the same as those considered by our Compensation Committee in relation to the compensation of the other executive officers. Mr. Andrew’s base salary for the 2008 fiscal year was $298,267. The material terms of Mr. Andrew’s employment agreement are described under “Employment Agreements,” below.
     The principal factors considered by our Compensation Committee for Mr. Marsh’s compensation package are generally the same as those considered by our Compensation Committee in relation to the compensation of the other executive officers. Mr. Marsh’s pro rated base salary for the 2008 fiscal year of Castle Brands was $121,231. The material terms of Mr. Marsh’s employment agreement are described under “Employment Agreements,” below.
Material Tax Implications of Our Compensation Policy
     Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. Our Compensation Committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We did not pay any compensation during our 2008 fiscal year that would be subject to the limitations set forth in section 162(m).
     See also Footnote 15 to the Company’s Consolidated Financial Statements for the impact of equity based compensation under SFAS 123, Accounting for Stock Based Compensation.

EXECUTIVE COMPENSATION
     The following table sets forth summary compensation information for our named executive officers in our 2006, 2007 and 2008 fiscal years.
Summary Compensation Table

						Option	All Other
Name and Principal Position	Year		Salary	Bonus		Awards (1)	Compensation		Total
Mark Andrews	2008		$298,267	$—		$121,448	$—		$419,715
Chairman and Chief	2007		278,646	150,000		107,950	—		536,596
Executive Officer	2006		266,250	125,000		—	9,000	(2)	400,250

Donald L. Marsh Jr.	2008		121,231	292,000	(3)	20,808	184,500	(4)	618,539
President and Chief	2007		—	—		—	12,500	(5)	—
Operating Officer	2006		—	—		—	—		—
(Principal Executive Officer)

Keith A. Bellinger	2008		177,863	—		148,444	—		326,307
Former President and Chief	2007		273,645	—		411,539	—		685,184
Operating Officer	2006		247,500	100,000		—	2,700	(2)	350,200

Alfred J. Small	2008		156,025	52,500	(6)	12,149	—		220,674
Senior Vice President Finance	2007		127,381	35,000		11,484	—		173,865
(Chief Financial Officer)	2006		120,000	15,000		—	5,400	(2)	140,400

John Soden	2008	(7)	255,443	70,858	(6)	132,252	22,108	(8)	480,660
Senior Vice President	2007	(9)	224,494	102,626		131,890	20,012	(8)	479,022
Managing Director - International	2006		—	—		—	—		—

Seth Weinberg	2008		243,033	74,160	(6)	100,289	—		417,482
Senior Vice President,	2007		230,000	70,000		100,015	—		400,015
General Counsel and Secretary	2006		10,844	—		—	—		10,844

T. Kelley Spillane	2008		225,485	98,073	(6)	39,604	1,415	(10)	364,577
Senior Vice President -	2007		203,443	75,000		46,118	1,415	(10)	325,976
U.S. Sales	2006		166,667	50,000		—	9,515	(10)(11)	226,182

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006, 2007 and 2008 fiscal years for the fair value of stock options granted in fiscal 2008 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See Note 15 to the

Company’s Consolidated Financial Statements regarding the assumptions underlying the valuation of these option grants. See the “Grants of Plan-Based Awards in Fiscal 2008” table for information on options granted in fiscal 2008.

(2)	Car allowance.

(3)	Includes $100,000 signing bonus.

(4)	Prior to joining our company as its President and Chief Operating Officer, Mr. Marsh was paid $184,500 as a consultant during the company’s 2008 fiscal year.

(5)	Mr. Marsh was paid $12,500 as a consultant during the company’s 2007 fiscal year.

(6)	Paid in the form of a promissory note. See “Compensation Disclosure and Analysis — Annual Incentives”.

(7)	Payments to Mr. Soden are made in Euros and converted to U.S. dollars at a conversion rate of €1.00=U.S. $1.41316 (the average Euro to dollar conversion rate for the period from April 1, 2007 to March 31, 2008 as listed on Oanda.com).

(8)	Mr. Soden receives a car allowance of €15,600, converted to U.S. dollars as per footnotes 7 and 9 of this table, as applicable.

(9)	Payments to Mr. Soden are made in Euros and converted to U.S. dollars at a conversion rate of €1.00=U.S. $1.28282 (the average Euro to dollar conversion rate for the period from April 1, 2006 to March 31, 2007 as listed on Oanda.com).

(10)	Represents the amount of life insurance premiums ($1,415 per year) paid by us for the benefit of Mr. Spillane.

(11)	Includes car allowance of $9,100.
     The following table provides information regarding equity-based awards granted to our named executive officers during fiscal 2008.
Grants of Plan-Based Awards in Fiscal 2008

All Other
Option
		Awards:	Exercise	Grant
		Number of	or Base	Date
		Securities	Price of	Fair Value
		Underlying	Option	Of Option
		Options	Awards	Awards
Name	Grant Date	(#)	($/Share)	($) (1)
Donald L. Marsh	11/12/2007	$250,000 (2)	$3.09	$200,000

(1)	Represents the grant date fair value of the option award determined in accordance with FAS 123R. The grant date fair value was determined based on the Black Scholes value on the date of the grant per share for options granted on November 12, 2007.

(2)	This option vests in 4 equal annual installments with the first installment vesting on March 1, 2008.

     The following table provides information regarding outstanding option awards held by our named executive officers at our 2008 fiscal year-end.
Outstanding Equity Awards at 2008 Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Mark Andrews	40,000	10,000	(1)	$6.00	1/9/2014
	12,500	37,500	(2)	$7.23	6/12/2016
	30,000	20,000	(3)	$8.00	1/27/2015

Donald L. Marsh, Jr.	62,500	187,500	(4)	$3.09	11/12/2017

Keith Bellinger	50,000	—	(5)	$7.23	6/12/2016
	75,000	—		$8.00	5/2/2015

Alfred J. Small	9,000	6,000	(6)	$6.00	10/4/2014
	1,200	800	(7)	$8.00	1/27/2015
	600	2,400	(8)	$7.23	6/12/2006

John Soden	40,000	40,000	(9)	$9.00	3/29/2016

Seth Weinberg	30,000	30,000	(10)	$9.00	3/13/2016

T. Kelley Spillane	60,000	—		$6.00	1/9/2014
	1,500	6,000	(8)	$7.23	6/12/2016
	3,000	2,000	(11)	$8.00	1/27/2015

(1)	This option vests in 5 equal annual installments with the first installment vesting on January 9, 2005.

(2)	This option vests in 4 equal annual installments with the first installment vesting on June 12, 2007.

(3)	This option vests in 5 equal annual installments with the first installment vesting on January 27, 2006.

(4)	This option vests in 4 equal annual installments with the first installment vesting on March 1, 2008.

(5)	This option vested immediately upon grant.

(6)	This option vests in 5 equal annual installments with the first installment vesting on October 4, 2005.

(7)	This option vests in 5 equal annual installments with the first installment vesting on January 27, 2006.

(8)	This option vests in 5 equal annual installments with the first installment vesting on June 12, 2007.

(9)	This option vests in 4 equal annual installments with the first installment vesting on March 29, 2007.

(10)	This option vests in 4 equal annual installments with the first installment vesting on March 13, 2007.

(11)	This option vests in 5 equal annual installments with the first installment vesting on January 27, 2006.
None of our named executive officers exercised any stock options during our fiscal year 2008.

EMPLOYMENT AGREEMENTS
     We utilize employment agreements with our executive officers as part of our compensation philosophy and, accordingly, have entered into employment agreements with each of our named executive officers. We believe that the use of employment agreements helps the company attract and retain qualified executives, and benefits both the company and the executive by providing protection of our intellectual property rights, restricting the executive from competing with the company, and providing increased stability through certain severance benefits.
     Certain of the employment agreements provide for, upon execution of the agreement, the grant to the executive of options to purchase shares of our Common Stock at a price equal to the fair market value of our Common Stock on the grant date. These stock options are subject to the provisions of our 2003 Stock Incentive Plan. Except as may be determined in the discretion of the Compensation Committee, the stock options granted to each executive vest in equal annual installments until the fourth anniversary of the date of the option grant. Regardless of these vesting provisions, the stock options become 100% exercisable upon the occurrence of a change in control, as more fully described in the “Executive Compensation — Potential Payments Upon Termination or Change in Control”.
     We also are obligated to provide certain severance payments and benefits if we terminate a named executive officer in certain circumstances, such as upon a change in control, upon non-renewal of the employment agreement or upon termination without cause. Please see the “Executive Compensation — Potential Payments Upon Termination or Change in Control”, below, for a full description of these obligations.
     Our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
Certain Material Terms of Employment Agreements with Named Executive Officers

				Performance
				Bonus (As	Number of
				Percentage of	Options
				Annual Base	Granted	Duration of
		Initial		Salary unless	Upon	Severance
	Date of	Annual		otherwise	Execution of	Payments
Executive	Agreement	Base Salary (1)		indicated)	Agreement	(2)
Mark Andrews	11/14/2007	$298,267	(3)	Up to $100,000	—	12 months
Donald L. Marsh, Jr.	11/14/2007	$320,000		Up to 110%	250,000 (4)	12 months
John Soden	2/24/2006	$255,443	(5)	Up to 80%	80,000 (6)	12 months
Seth Weinberg	2/24/2006	$247,200		Up to 60%	60,000 (6)	12 months
T. Kelley Spillane	5/2/2005	$245,182		Up to 80%(7)	—	12 months
Alfred J. Small	11/14/2007	$175,000	(8)	Up to 60%	—	12 months

(1)	Increases are at the sole discretion of the Compensation Committee. See “Compensation Disclosure and Analysis — Base Salary,” above.

(2)	Please see the “Executive Compensation — Potential Payments Upon Termination or Change in Control,” below for a full description of these severance obligations.

(3)	Pursuant to the terms of his employment agreement, Mr. Andrew’s compensation will be reduced to $100,000 effective November 15, 2008.

(4)	Stock options granted in fiscal year 2008 with an exercise price of $3.09 per share.

(5)	Based on actual payment of a salary of €180,250 converted to U.S. dollars at a conversion rate of €1.00=U.S. $1.41716 (the average Euro to dollar conversion rate for the period from April 1, 2006 to March 31, 2008 as listed on Oanda.com).

(6)	Stock options granted in 2006 with an exercise price of $9.00 per share.

(7)	Mr. Spillane’s employment contract calls for him to receive a performance bonus at the discretion of our Compensation Committee, with no specific percentage. For fiscal year 2008, our Compensation Committee set Mr. Spillane’s maximum bonus at 80% of his base salary.

(8)	Increased to $195,000 effective April 1, 2008.
Potential Payments Upon Termination or Change in Control
     The following is a description of the potential payments upon termination or a change in control for all of our named executive officers, except Keith A. Bellinger. Mr. Bellinger resigned as an employee of the company on November 14, 2007. The company made no severance payments to Mr. Bellinger, but has continued certain benefits at a rate of $8,677 per year.
Termination Without Cause
     Under employment agreements with our named executive officers, if we terminate the executive’s employment without “cause,” we have agreed to pay the executive his or her annual base salary, and provide benefits to maintain medical insurance, for 12 months (18 months with respect to Mr. Marsh’s medical insurance benefits) following termination. In addition, Mr. Marsh will receive his minimum pro rated incentive bonus of 60% of his base salary, pro rated for the year in which the termination occurs.
     Mr. Andrews, our former chief executive officer, continues to be an employee of our company in recognition of his service as chairman of the Board and performance of other non-executive functions. Under his employment agreement, if we terminate Mr. Andrews’ employment without “cause,” we have agreed to pay Mr. Andrews his annual base salary through November 15, 2008 and provide benefits to maintain medical insurance for 12 months.
     In addition, if we terminate any of our named executive officers without “cause”, then such officer is entitled to certain acceleration of the vesting of some or all of the stock options granted to such executive pursuant to the terms of such executive’s employment agreement.
     For Mr. Andrews, any unvested stock option held by him that would have become vested if he continued employment for the 24 month period following his termination will vest on the original vesting schedule of such option.
     For Mr. Spillane, any unvested stock option held by him that would have become vested if he continued employment for the 12 month period following his termination will vest at the end of such 12 month period.
     For Messrs. Marsh, Soden, Weinberg and Small, the vesting of any options held will accelerate with respect to the number of shares of our Common Stock that equals (x) the number of shares that would have vested during the 12 months following termination, multiplied by (y) a fraction, the numerator of which is the number of full calendar months that have elapsed since the last vesting date or the original issue date (if a vesting date has not occurred) and the denominator of which is the number of full calendar months from the last vesting date or the original issue date (if a vesting date has not occurred) to the vesting date during the 12 months following termination.
     With respect to either Mr. Andrews or Mr. Spillane, “cause” is defined in his employment agreement as (i) personal dishonesty, (ii) willful misconduct, (iii) breach of fiduciary duty, or (iv) any willful and material violation of laws, rules or regulations (other than traffic or similar offenses).
     With respect to either Mr. Weinberg, Mr. Soden and Mr. Small, “cause” is defined in his employment agreement as (i) personal dishonesty, (ii) willful misconduct, (iii) breach of fiduciary duty, (iv) failure to substantially perform assigned duties relating to executive’s performance hereunder, (v) his conviction or entry of any plea of guilty or nolo contendre to any felony or other lesser crime that would require removal from his position with us (e.g. any alcohol or drug related misdemeanor) or (vi) material breach of any provision of his employment agreement for a period of fifteen days after written demand by us.
     With respect to Mr. Marsh, “cause” is defined as in his employment agreement as his (i) willful misconduct which is demonstrably and materially injurious to the us, (ii) breach of fiduciary duty, (iii) substantial and continuing willful refusal to perform the duties required of him hereunder, (iv) his conviction or the entry of any plea of guilty or nolo contendere to any felony or other lesser crime that would require removal from his position with us (e.g. any alcohol or drug related misdemeanor).
Non-Renewal of Employment Agreement
     If we do not renew the employment agreements of Messrs. Soden, Weinberg or Small, each is entitled to receive his annual base salary and medical benefits for six months.
     Mr. Marsh’s employment agreement automatically renews for an additional two-year term unless Mr. Marsh or we give notice of non-renewal at least ninety days prior to the expiration of his employment agreement. If we elect not renew Mr. Marsh’s employment agreement, Mr. Marsh is entitled to receive his base salary and benefits for a period of six months (eighteen months with respect to medical plans). Mr. Marsh may also be eligible for additional payments if his work prior to such nonrenewal results in certain transactional events occurring on criteria agreed between Mr. Marsh and the Compensation Committee of the Board of Directors.
Termination Due to Disability
     The employment agreements of Messrs. Andrews, Marsh, Weinberg, Soden and Small each provide that, in each case, if we terminate such executive due to a “disability,” we must pay such executive his annual base salary for a period of one year following the date of termination, minus any other disability benefits provided by us to the executive during this period. Mr. Marsh’s employment agreement also provides that he would receive any bonuses which are earned but unpaid as of the date of termination, including his minimum pro rated incentive bonus of 60% of his base salary, pro rated for the year in which the termination occurs.
     Mr. Spillane’s employment agreement provides that if we terminate his employment agreement due to a “disability,” we must pay him an amount equal to his annual base salary.
     With respect to each of our named executive officers, a “disability” is defined in his employment agreement as a failure, because of illness or incapacity, to perform the duties of his employment for six months.
Termination By Employee With Good Reason
     Each named executive officer’s employment agreement (except Mr. Andrews’) provides that if he terminates his employment for “good reason,” we must pay the executive his or her annual base salary for a period of one year following the date of termination. In addition, for Mr. Spillane, all unvested options will accelerate if he terminates for “good reason.” Also, Mr. Marsh will receive his minimum pro rated incentive bonus of 60% of his base salary, pro rated for the year in which the termination occurs.
     Mr. Andrews’ employment agreement provides that if we terminate Mr. Andrews’ employment without “cause,” we must pay Mr. Andrews his annual base salary through November 15, 2008 and provide benefits to maintain medical insurance for 12 months. In addition, all of Mr. Andrew’s unvested options will accelerate if he terminates for “good reason”.
     With respect to Mr. Andrews and Mr. Spillane, “good reason” means (a) our failure to perform any obligation under his employment agreement for a period of thirty (30) days following written demand by him, (b) a material diminution in the nature or status of his responsibilities or (c) dissolution or divestiture of all or a significant portion of our assets or another material change to us that would materially adversely diminish the nature or status of his job responsibilities.
     With respect to Mr. Marsh, “good reason” means (i) any material diminution in the nature, title or scope of his job responsibilities (including the appointment of any person other than Mr. Marsh as chief executive

Officer or any other position more senior to his), without his prior written consent, (ii) dissolution or divestiture of all or a significant portion of the our assets or another material change to us which would materially adversely diminish the nature, title or scope of his job responsibilities, or (iii) our material breach of any provision of this Agreement which is not cured within fifteen (15) business days after written notice thereof from Mr. Marsh to us.
     With respect to either Mr. Weinberg, Mr. Soden and Mr. Small, “good reason” means (a) our failure to perform any obligation under his employment agreement for a period of fifteen (15) days following written notice by him, (b) a material diminution in nature, title or status of his responsibilities, (c) a relocation of his principal place of work to a location of more than twenty five (25) miles from our current office or (d) dissolution or divestiture of all or a significant portion of our assets or another material change to us that would materially adversely diminish the nature, title or status of his job responsibilities.
     Any severance payments described under “Termination Without Cause,” “Non-Renewal of Employment Agreement,” “Termination of Employment Due to Disability” and “Termination by Employee with Good Reason” are in consideration of the non-compete provisions contained in each named executive officer’s employment agreement.
     Each of our named executive officers is prohibited from, during the term of his employment and for 12 months thereafter, (1) competing with us, (2) soliciting our employees and (3) soliciting our customers.
Change in Control
     If there is a “change of control” during the term of a named executive officer’s employment agreement (except for Mr. Andrews), then such named executive officer is entitled to immediate vesting and settlement of all stock options granted to the named executive officer under our 2003 Stock Incentive Plan.
     If any of our named executive officers are terminated following or in connection with a “change of control” of our company (as defined for each executive below), then the named executive officer will continue to be paid an amount equal to his base salary for a period of two years. Under Messrs. Soden, Small and Weinberg’s employment agreements, each such named executive officer is also entitled to continue his benefits for twenty-four months following a termination of employment following or in connection with a “change of control.” In addition, Mr. Marsh will receive his minimum pro rated incentive bonus of 60% of his base salary, pro rated for the year in which the termination occurs. Mr. Marsh may also be eligible for additional payments if his work prior to such termination results in certain transactional events occurring on criteria agreed between Mr. Marsh and the Compensation Committee of the Board of Directors.
     With respect to Mr. Spillane, a “change of control” is defined as (a) an acquisition of 35% or more of our outstanding voting stock, with preferred stock on an as-converted basis, that results in a change in our chief executive officer or chairman of the board, by an outside entity, other than directly from us; (b) a merger or consolidation of our company where 49% or more of the voting stock of the surviving company is held by persons other than our former shareholders; (c) 20% or more of the members of the board are elected by shareholders who were not nominated in the most recent proxy statement of our company; or (d) a sale or disposal of substantially all of our assets to an outside entity or entities.
     With respect to Mr. Marsh, a “change of control” is defined as (a) an acquisition of 35% or more of our outstanding voting stock, with preferred stock on an as-converted basis, that results in a change in our chief executive officer or chairman of the board, by an outside entity, other than directly from us; (b) a merger or consolidation of our company where 49% or more of the voting stock of the surviving company is held by persons other than our former shareholders; or (c) a sale or disposal of substantially all of our assets to an outside entity or entities.
     With respect to Mr. Weinberg, Mr. Soden and Mr. Small, a “change of control” is defined as (a) an acquisition of 35% or more of our outstanding voting stock, with preferred stock on an as-converted basis, that results in a change in our chief executive officer or chairman of the board, by an outside entity, other than directly from us; (b) a merger or consolidation of our company where 49% or more of the voting stock of the surviving company is held by persons other than our former shareholders; (c) during any period of two consecutive years, individuals who at the beginning of such period were members of our board of directors cease to constitute at least a majority thereof (unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period); or (d) a sale or disposal of substantially all of our assets to an outside entity or entities.
     The following table sets forth the estimated potential severance payments and the estimated benefits of the acceleration of the vesting of stock options that would be provided, if each termination circumstance set forth below occurred on March 31, 2008.

				Estimated
				Benefit of
				Acceleration
			Estimated	of Vesting
	Severance		Value of	of Stock
Named Executive Officer	Payment		Benefits (1)	Options (2)
Mark Andrews
Termination without cause/for good reason	186,417	(4)	N/A	—
Non-renewal of employment agreement	—		N/A	N/A
Termination due to disability	223,917	(5)	N/A	—
Change in control	186,417	(4)(6)	N/A	—
Donald L. Marsh, Jr.
Termination without cause/for good reason	$329,599	(3)	$40,769	—
Non-renewal of employment agreement	$164,799	(3)	$40,769	N/A
Termination due to disability	$329,599	(3)	N/A	—
Change in control	$659,198	(3)(6)	$40,769	—
Alfred J. Small
Termination without cause/for good reason	$195,000	(3)	$27,179	—
Non-renewal of employment agreement	$97,500	(3)	$13,590	N/A
Termination due to disability	$195,000	(3)	N/A	—
Change in control	$390,000	(3)(6)	$54,358	—
John Soden
Termination without cause	$265,661	(3)	$5,765	—
Termination with good reason	$265,661	(3)	$5,765	—
Non-renewal of employment agreement	$132,830	(3)	$2,883	N/A
Termination due to disability	$265,661	(3)	N/A	—
Change in control	$531,322	(3)(6)	$11,530	—
Seth Weinberg
Termination without cause	$254,616	(3)	$27,279	—
Termination with good reason	$254,616	(3)	$27,279	—
Non-renewal of employment agreement	$127,308	(3)	$13,590	N/A
Termination due to disability	$254,616	(3)	N/A	—
Change in control	$509,232	(3)(6)	$54,358	—
T. Kelley Spillane
Termination without cause/for good reason	$252,537	(3)	N/A	—
Non-renewal of employment agreement	—		N/A	N/A
Termination due to disability	$232,537	(3)	N/A	—
Change in control	$505,075	(3)(6)	N/A	—

(1)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2008.

(2)	The estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our Common Stock on March 31, 2008, which was $1.04, and the exercise price of the option. For Messrs. Soden, Small, Marsh and Weinberg, this column shows no benefit, where applicable, since the exercise price of these executives’ unvested options is above $1.04.

(3)	Severance payments would be paid out over the duration of the severance period.

(4)	In the event his employment is terminated without “cause” or he terminates his employment for “good reason” prior to November 15, 2008, Mr. Andrews will continue to receive his base annual salary from the Corporation until November 15, 2008.

(5)	In the event his employment is terminated for disability, Mr. Andrews will continue to receive his base annual salary the Corporation for a period of one year.

(6)	Severance and benefits paid only if a change in control is followed by a termination of the named executive officer.

Director Compensation
     The following table summarizes compensation paid to non-employee directors during our 2008 fiscal year.
Fiscal 2008 Director Compensation

	Fees	Option
	Earned	Awards ($) (1)
	or Paid in	(includes prior
Name	Cash ($)	Fiscal years)		Total ($)
Mark Andrews (2)	—	—		—
John Beaudette (3)	$10,000	$19,380	(3)	$29,380
Keith A. Bellinger (4)	—	—		—
Robert J. Flanagan (5)	$14,000	$27,455	(5)	$41,455
Colm Leen (6)	$10,000	$24,225	(6)	$34,225
Gill Jefferson (7)	$5,000	—	(7)	$10,000
Richard C. Morrsion (8)	$14,000	$22,610	(8)	$34,610
Frederick M. R. Smith (9)	$14,000	$27,455	(9)	$41,455
Kevin P. Tighe (10)	$10,000	$19,380	(10)	$29,380

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted in respect of fiscal 2008 as well as in prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See Note 15 to the Consolidated Financial Statements regarding the assumptions underlying the valuation of these option grants.

(2)	Mr. Mark Andrews, our Chairman, does not receive any additional compensation for his services as a director.

(3)	As of March 31, 2008, Mr. Beaudette held options to purchase 25,500 shares of our Common Stock. The grant date fair value of the option to purchase 6,000 shares of Common Stock granted to Mr. Beaudette on June 19, 2007 is $19,380.

(4)	Mr. Bellinger, our former President and Chief Operating Officer, did not receive any additional compensation for his services as a director.

(5)	As of March 31, 2008, Mr. Flanagan held options to purchase 33,125 shares of our Common Stock. The grant date fair value of the option to purchase 8,500 shares of Common Stock granted to Mr. Flanagan on June 19, 2007 is $24,555.

(6)	As of March 31, 2008, Mr. Leen held options to purchase 28,875 shares of our Common Stock. The grant date fair value of the option to purchase 7,500 shares of Common Stock granted to Mr. Leen on June 19, 2007 is $24,225.

(7)	Mr. Jefferson became a director as of September 12, 2007. As of March 31, 2008, Mr. Jefferson held no options to purchase shares of our Common Stock, but is due certain options as provided below.

(8)	As of March 31, 2008, Mr. Morrison held options to purchase 17,250 shares of our Common Stock. The grant date fair value of the option to purchase 7,000 shares of Common Stock granted to Mr. Morrison on June 19, 2007 is $22,610.

(9)	As of March 31, 2008, Mr. Smith held options to purchase 31,125 shares of our Common Stock. The grant date fair value of the option to purchase 8,500 shares of Common Stock granted to Mr. Smith on June 19, 2007 is $27,455.

(10)	As of March 31, 2008, Mr. Tighe held options to purchase 14,750 shares of our Common Stock. The grant date fair value of the option to purchase 8,750 shares of Common Stock granted to Mr. Tighe on June 19, 2007 is $19,380.

     The Board of Directors believes that compensation for our non-employee directors should be a combination of cash and equity-based compensation. Employee directors are not paid for their service on the Board of Directors in addition to their compensation as employees.
     The Board of Directors has approved the payment of annual compensation of our non-employee directors comprised of cash and options granted under the 2003 Stock Incentive Plan as set forth in the following table:

Annual director retainer (paid quarterly)	$10,000
Additional annual retainer for committee chairs (paid quarterly)	$4,000
Option to purchase shares of our Common Stock in recognition of ongoing service (prorated for partial years )	5,000 shares
Additional options to purchase shares of our Common Stock for members of the Nomination and Governance Committee and the Compensation Committee of the Company (per committee membership, per year)	1,000 shares
Additional options to purchase shares of our Common Stock for members of the Audit Committee (per year)	2,500 shares
Reimbursement of expenses related to board attendance	Reasonable expenses reimbursed as incurred
Each of our non-employee directors will receive an option to purchase the number of shares of Common Stock such director was due to receive, according to the table above, in recognition of his ongoing service as director during the 2009 fiscal year. Subject to applicable limitations, these options will have an exercise price of $1.04 per share (the closing price of a share of our Common Stock as of March 31, 2008) and vest immediately. Each of the options has a term of 10 years, subject to earlier termination in the event of termination of service as a director. Mr. Jefferson is also due to receive 2,500 shares at an exercise price of $4.60 per share (the closing price of a share of our Common Stock as of the day prior to his election) in recognition of his service during the portion of the 2008 fiscal year he served as a director.
Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended March 31, 2008, Messrs. Smith, Flanagan and Morrison served as the members of our Compensation Committee. None of the members of our Compensation Committee is, or has been, one of our officers or employees or an officer or employee of any of our subsidiaries. No member of our Compensation Committee served as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee. Mr. Flanagan had certain relationships with the Company requiring disclosure under Item 404 of Regulation S-K. These relationships are described under Item 13 “Certain Relationships and Related Transactions — Loans From Certain Executive Officers, Directors and Stockholders” and Item 13 “ Certain Relationships and Related Transactions — Sale of Common Stock and Warrants to Purchase Common Stock to Certain Directors,” both below. No other member of our Compensation Committee who served in such capacity during the last fiscal year had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Report of the Compensation Committee
     The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
     The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed such Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ending March 31, 2008 and the Company’s 2008 proxy statement.
Submitted by the Compensation Committee of the Board of Directors
Frederick M. R. Smith, Chairman
Robert J. Flanagan
Richard C. Morrison

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for issuance under Equity Compensation Plans
     Since the amount of benefits to be received by any participant in the 2003 Stock Incentive Plan is determined by the Compensation Committee, the amount of future benefits allocated to any participant or group of participants in any particular year is not determinable. The following table sets forth certain information about shares of our stock outstanding and available for issuance under the Plan as of March 31, 2008. The table details the number of securities to be issued upon exercise of outstanding options under the Plan, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under the Plan.

Number of
securities to be
	issued upon exercise	Weighted-average exercise	Number of securities
	of outstanding	price of outstanding	remaining available for
	options, warrants	options, warrants and	future issuance under
Plan category	and rights	rights	equity compensation plans
2003 Stock Incentive Plan	1,617,625	$6.37	382,375
Security Ownership of Management; Principal Stockholders
     The following table shows, as of July 24, 2008, information with respect to the beneficial ownership of shares of our Common Stock by each of our current directors and Nominees, each of our named executive officers, each person known by us to beneficially own more than 5% of our Common Stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the SEC and includes voting or investment power with respect to the securities.
     Beneficial ownership is determined under the rules of the SEC and includes shares of our Common Stock for which such person has voting or investment power or shares which such person has the right to acquire under existing stock options, warrants or convertible notes within 60 days of July 24, 2008. The same securities may be beneficially owned by more than one person.
     Unless indicated otherwise below, the address for each listed director and officer is Castle Brands Inc., 570 Lexington Avenue, 29th Floor, New York, New York 10022. Except as indicated by footnote, to our knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. In calculating the percentage for each listed person or entity, the number of shares of Common Stock owned by each listed person or entity includes the shares of Common Stock underlying options, warrants or convertible notes held by that person or entity that are exercisable within 60 days of July 24, 2008, but excludes shares of Common Stock underlying options, warrants or convertible notes held by any other person or entity. Percentage of beneficial ownership is based on 15,629,776 shares of Common Stock outstanding as of July 24, 2008.

	Shares of
	common
	stock	Percentage
	Beneficially	Beneficially
Name and address of beneficial owner	Owned	Owned
Mark Andrews (1)	1,393,972	8.9%
Knappogue Corp.	1,183,079	7.6%
John A. Murphy and various entities affiliated with Alydar Partners, LLC (2) 222 Berkeley Street, 17th Floor Boston, MA 02116	1,540,000	9.6%
Massachusetts Financial Services Company (3) 500 Boylston Street Boston, MA 02116	1,524,380	9.6%
Interlachen Capital Group LP (4) 800 Nicollet Mall, Suite 200 Minneapolis, MN 55402	1,433,947	9.2%
State Teachers Retirement System of Ohio 275 East Broad Street Columbus, OH 43215	1,200,000	7.7%
FURSA SPV LLC (5) 444 Merrick Road, First Floor Lynbrook, NY 11563	2,259,715	13.5%
Phillip Frost, MD (6) 4400 Biscayne Blvd Miami, Florida 33137	885,926	5.6%
Donald L. Marsh (7)	62,500	*
Keith A. Bellinger (8)	139,342	*
John Soden (9)	40,000	*
Seth B. Weinberg (10)	30,000	*
Alfred J. Small (11)	11,400	*
T. Kelley Spillane (12)	95,270	*
John Beaudette (13)	32,746	*
Robert J. Flanagan (14)	920,919	5.9%
Colm Leen (15)	28,875	*
Richard C. Morrison (16)	22,250	*
Frederick M. R. Smith (17)	84,250	*
Kevin P. Tighe (18)	142,237	*
Gill Jefferson	—	—
All directors and executive officers as a group (14 persons) (19)	3,003,761	19.2%

*	Less than one percent

(1)	Includes 1,183,079 shares held by Knappogue Corp. Knappogue Corp is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 95,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008; 12,768 shares held jointly by Mr. Andrews’ with his wife and 6,250 shares issuable upon exercise of warrants held jointly by Mr. Andrews with his wife that are exercisable within 60 days of July 24, 2008. Also includes 3,125 shares issuable upon exercise of warrants held by Mr. Andrews’ wife that are exercisable within 60 days of July 24, 2008. Mr. Andrews disclaims beneficial ownership of these shares.

(2)	This information has been derived from a Schedule 13G filed with the SEC on June 27, 2007. Based on the information contained therein, John A. Murphy shares voting and investment power with respect to 1,540,000 shares (9.6%) of our Common Stock. Mr. Murphy is the managing member of Alydar Capital, LLC and Alydar Partners, LLC, both Delaware limited liability companies. Alydar Capital, LLC shares voting and investment power with respect to 428,820 shares (2.67%) of our Common Stock. Alydar Partners, LLC shares voting and investment power with respect to 1,540,000 shares (9.6%) of our Common Stock. Alydar Capital, LLC is the general partner of Alydar Fund, L.P. and Alydar QP Fund, L.P. Alydar Partners, LLC is the investment manager of Alydar Fund, L.P., Alydar QP Fund, L.P. and Alydar Fund Limited. Alydar Fund, L.P. has sole voting and investment power with respect to 36,540 shares (0.227%) of our Common Stock. Alydar QP Fund, L.P. has sole voting and investment power with respect to 392,280 shares (2.44%) of our Common Stock. Alydar Fund Limited has sole voting and investment power with respect to 1,111,180 shares (6.91%) of our Common Stock. Includes 440,000 shares issuable upon exercise of warrants exercisable within 60 days of July 24, 2008, of which 317,480 shares issuable upon the exercise of such warrants are held by Alydar Fund Limited, 112,080 such shares are held by Alydar QP Fund, L.P. and 10,440 such shares are held by Alydar Fund, L.P. Mr. Murphy disclaims beneficial ownership of all of such shares.

(3)	This information has been derived from a Schedule 13G filed with the SEC on February 8, 2008. Consists of shares of Common Stock held by mutual funds and other client accounts for which Massachusetts Financial Services Company, d/b/a MFS Investment Management (“MFS”), or a subsidiary of MFS act as investment adviser. As investment adviser, MFS has sole voting and investment power over all of the shares beneficially held by these funds and accounts. Includes an aggregate of 280,000 shares of Common Stock issuable upon exercise of warrants.

(4)	This information has been derived from a Schedule 13D filed with the SEC on December 17, 2007.

(5)	This information has been derived from a Schedule 13G filed with the SEC on May 8, 2007. Based on the information contained therein, FURSA SPV LLC’s holdings include 794,702 shares of Common Stock issuable upon conversion of $6.0 million principal amount of our 6% convertible notes that are convertible within 60 days of July 24, 2008 and warrants to purchase 268,008 shares of our Common Stock exercisable within 60 days of July 24, 2008. Does not include 102,819 shares of Common Stock held for the benefit of a managed account.

(6)	This information has been derived from a Schedule 13G filed with the SEC on February 14, 2008. Includes 210,750 shares of Common Stock issuable upon exercise of options and warrants exercisable within 60 days of July 24, 2008, including 162,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days as of July 24, 2008 that are held by the Frost Nevada Investment Trust, an entity of which Dr. Frost is the trustee. Dr. Frost disclaims beneficial ownership of the shares underlying the warrants held by the Frost Nevada Investment Trust except to the extent of his pecuniary interest. Includes 75,400 shares held by Frost Gamma Investment Trust, of which Dr. Frost is the trustee. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation, an entity of which Dr. Frost is the trustee. Dr. Frost disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.

(7)	Includes 62,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008.

(8)	Includes 125,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008.

(9)	Includes 40,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008.

(10)	Includes 30,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008.

(11)	Includes 11,400 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008.

(12)	Includes 66,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008. Also includes 29,270 shares of Common Stock held jointly by Mr. Spillane and his wife.

(13)	Includes 7,246 shares held by BPW LLC, an entity of which Mr. Beaudette is a principal stockholder. Mr. Beaudette disclaims beneficial ownership of these shares except to the extent of his pecuniary interest. Also includes 25,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008.

(14)	This information has been derived from a Schedule 13G filed with the SEC on February 14, 2008. Includes 33,125 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008. Also includes 2,500 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of July 24, 2008 that are held by the Flanagan Family Limited Partnership, an entity of which Mr. Flanagan is the general partner. Mr. Flanagan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest. Also includes 650,787 shares held by CNF Investments, LLC, 167,505 shares held by CNF Investments II, LLC, 12,500 shares of Common Stock issuable upon exercise of warrants held by CNF Investments LLC that are exercisable within 60 days as of July 24, 2008 and 67,002 shares of Common Stock issuable upon exercise of warrants held by CNF Investments II, LLC that are exercisable within 60 days as of July 24, 2008. Mr. Flanagan is a manager of CNF Investments LLC, and CNF Investments II, LLC. Mr. Flanagan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.

(15)	Includes 28,875 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008.

(16)	Includes 12,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008.

(17)	Includes 31,125 shares of Common Stock issuable upon exercise of options and 5,000 shares of Common Stock issuable upon the exercise of warrants within 60 days of July 24, 2008.

(18)	Includes 14,750 shares of Common Stock issuable upon exercise of options exercisable within 60 days of July 24, 2008.

(19)	Includes 564,771 shares of Common Stock issuable upon exercise of options, and 651,398 shares of Common Stock issuable upon exercise of warrants, in each case exercisable within 60 days of July 24, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Audit Committee is charged with the responsibility of reviewing and pre-approving all related party transactions, and reassessing any related party transaction for potential conflicts of interest on an ongoing basis. This responsibility is set forth in our Audit Committee Charter.
Agreement with MHW Ltd.
     Since April 1998, we and our predecessor have had an agreement with MHW Ltd., through which MHW acts as importer of record and distributor for our products in the United States, and provides accounting, inventory, payment, transportation and storage services for us. Mr. Beaudette, one of our directors, is the president and a principal stockholder of MHW and MHW has a 10% ownership interest in our Celtic Crossing brand. For the fiscal year ended March 31, 2008, we incurred fees for services rendered by MHW in the amounts of 304,228.
Agreements with Carbery Group and Its Affiliates
     Mr. Leen, one of our directors, is the financial director of the Carbery Group, one of our principal stockholders. Since December 1, 2003, we have had a supply agreement with Carbery Milk Products Limited, which is a member of the Carbery Group, pursuant to which it acts as our sole distiller for Boru vodka in Ireland and the supplier of natural flavors for our products. For the fiscal year ended March 31, 2008, we purchased approximately €635,957 (recorded as $935,874 in our consolidated financial statements for such fiscal year) of goods from Carbery Milk Products.
Transactions with Irish Distillers Group And Its Affiliates
     Until his retirement in 2006, Gill Jefferson, one of our directors, was employed in various capacities by Irish Distillers Group. Since January 1, 2005, we have had a supply agreement with Irish Distillers Limited, which is a member of Irish Distillers Group, pursuant to which it acts as our supplier of Irish whiskey. During the fiscal year ended March 31, 2008, we purchased approximately €566,349 ($894,831) of product from Irish Distillers Limited.
Transactions with Knappogue Corp.
     During the fiscal year ended March 31, 2008, we paid rental fees to Knappogue Corp. for the use of Knappogue Castle, located in Clare County, Ireland, for various corporate purposes including meetings and to entertain customers. Knappogue Corp. is one of our principal stockholders and is controlled and owned by Mr. Andrews, our chairman, and members of his family. For the fiscal year ended March 31, 2008, we paid Knappogue Corp. $35,645 in rental fees.
Transactions with Frost Nevada Investments Trust
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
     On February 12, 2007, we entered into a second credit facility with Frost Nevada Investment Trust which enabled us to borrow up to $5.0 million. In connection with the execution of the facility, we paid a fee of $150,000 to Frost Nevada Investment Trust. No amounts were ever borrowed under this facility and the facility terminated upon the closing of our private placement of Common Stock and warrants in May 2007.
     On October 22, 2007, we entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a former director, which enables us to borrow up to $5,000,000. Any amounts outstanding under the Credit Facility bear interest at a rate of 10% per annum. Interest is payable quarterly. The maturity date of any amounts outstanding is the earlier of (i) one business day after the closing of financing transactions which results in aggregate gross proceeds to the Company of at least $10,000,000 and (ii) February 28, 2009.
     Upon entering into the credit agreement, we paid the lender a facility fee of $175,000. If we draw down any amount under the Credit Facility, upon receiving our first advance, we would have to pay the Lender an additional facility fee of $200,000. As additional consideration for entering into the Credit Facility, we issued to the Lender a warrant to purchase 50,000 shares of Common Stock, par value $0.01 per share, at an exercise price of $4.00 per share. We ascribed a fair value to the warrant of $59,801 and will account for the warrant as a deferred financing cost to be amortized over the life of the underlying credit facility.
Issuance Of 6% Subordinated Convertible Notes
     On March 1, 2005, we entered into a convertible note purchase agreement with FURSA SPV LLC, one of our principal stockholders, for up to $10.0 million, with the principal amount convertible, at the option of the holder, at a conversion price of $8.00 per share. The convertible note purchase agreement was amended on August 16, 2005 to (a) increase the amount of loans under such agreement to $15.0 million, (b) provide for

40% of the outstanding principal amount of the notes to convert automatically into Common Stock upon an initial public offering of our Common Stock at a conversion price of $7.00 per share and (c) add Black River Global Credit Fund Ltd., one of our former principal stockholders, as a party to the agreement. In accordance with the terms of the convertible note purchase agreement, as amended, upon the closing of our initial public offering, 40% of the principal amounts of the notes were automatically converted into shares of our Common Stock at a rate of one share of Common Stock for every $7.00 of converted principal amount. The remaining principal under these notes is convertible into shares of our Common Stock at a rate of one share of our Common Stock for each $8.00 of converted principal amount.
     After giving effect to the conversion of 40% of the outstanding principal amount of the notes as described above, FURSA SPV LLC currently holds two 6% convertible promissory notes in the amount of $3.0 million each that were issued on March 1, 2005 and June 27, 2005, respectively, and Black River Global Credit Fund Ltd. holds one 6% convertible promissory note in the amount of $3.0 million that was issued on August 16, 2005.
     The total interest paid during the fiscal year ended March 31, 2008 was $361,000 to FURSA SPV LLC, and $178,200 to Black River Global Credit Fund Ltd.
Loans From Certain Executive Officers, Directors And Stockholders
     On June 9, 2004, our wholly owned subsidiary, Castle Brands (USA) Corp., issued, and we guaranteed, approximately $4.6 million principal amount of senior notes secured by the accounts receivable and inventories of Castle Brands (USA) to 27 investors in a private financing. As issued, these senior notes bore an interest rate of 8% payable semi-annually on November 30 and May 31, and matured on May 31, 2007. Effective August 15, 2005, the terms of these notes were modified, with the consent of the noteholders, to mature on May 31, 2009 in exchange for an interest rate increase to 9%. In addition, each purchaser of senior notes received a warrant to purchase 25 shares of our Common Stock at an exercise price of $8.00 per share for each $1,000 of senior notes purchased. The following of our directors, executive officers and/or principal stockholders participated in this transaction:
•	Mr. Andrews, our chairman and former chief executive officer and one of our principal stockholders, and his wife, Elizabeth Q. Andrews, purchased $250,000 of our senior notes and were issued a warrant to purchase 6,250 shares of our Common Stock. In addition, their children, Mark Andrews IV and Elizabeth Andrews, each purchased $125,000 of our senior notes and each was issued a warrant to purchase 3,125 shares of our Common Stock;

•	CNF Investments LLC, one of our principal stockholders, purchased $500,000 of our senior notes and was issued a warrant to purchase 12,500 shares of our Common Stock. Robert Flanagan, one of our directors, is the manager of CNF Investments LLC. In addition, the Flanagan Family Limited Partnership purchased $100,000 of our senior notes and was issued a warrant to purchase 2,500 shares of our Common Stock. Mr. Flanagan is the general partner of the Flanagan Family Limited Partnership;

•	Dr. Frost, one of our directors, is the trustee of the Frost Nevada Investment Trust, which purchased $1.0 million of our senior notes and was issued a warrant to purchase 25,000 shares of our Common Stock; and

•	Lafferty Limited, one of our former principal stockholders, purchased $500,000 of our senior notes and was issued a warrant to purchase 12,500 shares of our Common Stock.
     On November 10, 2006, Castle Brands (USA), issued, and we guaranteed, an additional $5,340,000 million principal amount of 9% senior secured notes to 11 investors in a private financing. In addition, each purchaser of these additional senior notes received a warrant to purchase 40 shares of our Common Stock at an exercise price of $8.00 per share for each $1,000 of additional senior notes purchased. The following of our directors, executive officers and/or principal stockholders (or parties related thereto) participated in this transaction:

•	Frost Nevada Investment Trust, purchased $2,175,000 million of our additional senior notes and was issued a warrant to purchase 87,000 shares of our Common Stock; and

•	Lafferty Limited purchased $500,000 of our additional senior notes and was issued a warrant to purchase 20,000 shares of our Common Stock.
     The total interest paid to the noteholders identified above during the fiscal year ended March 31, 2008 was $492,750.
Sale of Common Stock and Warrants To Purchase Common Stock To Certain Directors
     On May 9, 2007, we completed a private placement of a total of 3,520,035 shares of our Common Stock for aggregate gross proceeds of $21,014,608.95. As part of this transaction, the investors received warrants to purchase approximately 1,408,014 additional shares at an exercise price of $6.57 per share. The warrants will remain exercisable for a period of five years from the closing of the offering. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. Dr. Frost, one of our directors, purchased 100,000 shares of our Common Stock for $597,000 and was issued a warrant to purchase 40,000 shares of our Common Stock. CNF Investments II, LLC, of which Mr. Flanagan, one of our directors, is a manager, purchased 167,505 shares of our Common Stock for $1,000,004.85 and was issued a warrant to purchase 67,002 shares of our Common Stock.
Options Issued To Directors and Executive Officers
     From August 8, 2003 to March 31, 2008, pursuant to our 2003 Stock Incentive Plan, we granted to our current directors and executive officers options to purchase an aggregate of 1,007,625 shares of our Common Stock with exercise prices ranging from $3.09 to $9.00 per share.
     See discussion of independent directors under Item 10, “Board of Directors,” above.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with the Audit Committee Charter, the Audit Committee has appointed Eisner LLP as our independent registered public accounting firm for the year ending March 31, 2008, which appointment was subsequently approved by the shareholders.
     The following table sets forth the fees that we paid or accrued for the audit and other services provided by Eisner LLP in fiscal years 2008 and 2007:

	2008	2007
Audit Fees	$318,000	$305,045
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$318,000	$305,045

Audit Fees
     This category includes the audit of our annual financial statements, reviews of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the listed fiscal years. This category also includes fees for advice on accounting matters that arose during, or as a result of, the annual audit or the reviews of interim financial statements.

Audit-Related Fees
     This category consists of assurance and related services provided by Eisner that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
Tax Fees
     This category consists of professional services rendered by Eisner for tax compliance, tax advice and tax planning, primarily in connection with strategic planning with respect to possible acquisitions.
All Other Fees
     This category consists of fees for subscriptions and other miscellaneous items.
Pre-Approval Policies and Procedures
     In accordance with the Audit Committee Charter, the Audit Committee reviews and approves in advance on a case-by-case basis each engagement (including the fees and terms thereof) by us of accounting firms that will perform permissible non-audit services or audit, review or attest services for the company. The Audit Committee is authorized to establish detailed pre-approval policies and procedures for pre-approval of such engagements without a meeting of the Audit Committee, but the Audit Committee has not established any such pre-approval procedures at this time.
     All audit fees, audit-related fees and all other fees of our principal accounting firm for 2008 were pre-approved by the Audit Committee.
PART IV
Item 15. Exhibits and Financial Statement Schedules
          (b) Exhibits
          The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

III. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to effect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2008, as of June 30, 2008.

CASTLE BRANDS INC.
By:	/s/ Donald l. Marsh, Jr.
Donald L. Marsh, Jr.
President and Chief Operating Officer (Principal Executive Office)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald l. Marsh, Jr. Donald L. Marsh, Jr.	President and Chief Operating Officer (Principal Executive Officer)	July 29, 2008

/s/ Alfred J. Small Alfred J. Small	Chief Financial Officer (Principal Financial Officer)	July 29, 2008

/s/ Mark Andrews* Mark Andrews	Director	July 29, 2008

/s/ John F. Beaudette* John F. Beaudette	Director	July 29, 2008

/s/ Keith A. Bellinger* Keith A. Bellinger	Director	July 29, 2008

/s/ Robert J. Flanagan* Robert J. Flanagan	Director	July 29, 2008

/s/ Gill Jefferson* Gill Jefferson	Director	July 29, 2008

/s/ Colm Leen* Colm Leen	Director	July 29, 2008

/s/ Richard Morrison* Richard Morrison	Director	July 29, 2008

/s/ Frederick M.R. Smith* Frederick M.R. Smith	Director	July 29, 2008

Signature	Title	Date

/s/ Kevin P. Tighe* Kevin P. Tighe	Director	July 29, 2008
By: Seth Weinberg pursuant to Power of Attorney, dated June 30, 2008.

Amended
Exhibit 31.1
EXHIBIT A
SECTION 302 CERTIFICATION
I, Donald L. Marsh, Jr., certify that:
1.	I have reviewed this annual report on Form 10-K of Castle Brands Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

EXHIBIT A (CONTINUED)
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors or (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: June 30, 2008

/s/ Donald L. Marsh, Jr.
Donald L. Marsh, Jr.
President & Chief Operating Officer (Principal Executive Officer)

Amended, Exhibit 31.2
EXHIBIT A (CONTINUED)
SECTION 302 CERTIFICATION
I, Alfred J. Small, certify that:
1.	I have reviewed this annual report on Form 10-K of Castle Brands Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

EXHIBIT A (CONTINUED)
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors or (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: June 30, 2008

/s/ Alfred J. Small
Alfred J. Small
Senior Vice President & Chief Financial Officer (Principal Financial Officer)