Form 10-Q
period 2008-06-30
Castle Brands Inc
filed 2008-08-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from       to
Commission File Number 001-32849
CASTLE BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2103550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

570 Lexington Avenue, 29th Floor,
New York, New York	10022
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     The Company had 15,629,776 shares of $0.01 par value common stock outstanding at August 14, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$772,523	$1,552,385
Short-term investments	2,053,507	4,231,644
Accounts receivable — net of allowance for doubtful accounts of $239,648 and $230,967	6,102,528	7,544,445
Due from affiliates	65,538	61,596
Inventories	9,312,563	8,535,993
Prepaid expenses and other current assets	1,577,093	811,711

TOTAL CURRENT ASSETS	19,883,752	22,737,774

EQUIPMENT — net	754,201	753,317

OTHER ASSETS
Intangible assets — net of accumulated amortization of $2,700,701 and $2,517,199	13,407,689	13,591,191
Goodwill	3,745,287	3,745,287
Restricted cash	799,803	799,864
Other assets	411,082	509,493

TOTAL ASSETS	$39,001,814	$42,136,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital leases	$482,297	$99,784
Senior notes payable	9,722,671	—
Accounts payable	4,543,131	2,818,910
Accrued expenses	758,267	2,142,845
Due to stockholders and affiliates	1,178,577	919,758

TOTAL CURRENT LIABILITIES	16,684,943	5,981,297

LONG TERM LIABILITIES
Senior notes payable	—	9,649,109
Notes payable and capital leases, less current maturities	9,000,000	9,001,335
Deferred tax liability	2,370,178	2,407,216

	28,055,121	27,038,957

COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTERESTS	242,502	309,810

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value, 45,000,000 shares authorized; 15,629,776 shares issued and outstanding at June 30, and March 31, 2008.	156,298	156,298
Additional paid in capital	105,030,128	104,806,044
Accumulated deficiency	(91,848,192)	(87,546,011)
Accumulated other comprehensive loss	(2,634,043)	(2,628,172)

TOTAL STOCKHOLDERS’ EQUITY	10,704,191	14,788,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,001,814	$42,136,926

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months Ended June 30,
	2008	2007
Sales, net	$5,891,395	$5,624,085
Cost of sales	3,952,685	3,504,538

Gross profit	1,938,710	2,119,547

Selling expense	3,429,344	4,237,608
General and administrative expense	2,071,973	2,060,920
Depreciation and amortization	243,507	271,427

Net operating loss	(3,806,114)	(4,450,408)

Other income	15,573	—
Other expense	(11,725)	(11,167)
Foreign exchange (loss)/gain	(98,911)	77,326
Interest expense, net	(505,350)	(487,460)
Current credit on derivative financial instrument	—	189,397
Income tax benefit	37,038	37,038
Minority interests	67,308	240,370

Net loss	$(4,302,181)	$(4,404,904)

Net loss per common share
Basic	$(0.28)	$(0.31)

Diluted	$(0.28)	$(0.31)

Weighted average shares used in computation
Basic	15,629,776	14,166,391

Diluted	15,629,776	14,166,391

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficiency	Loss	Equity
BALANCE, MARCH 31, 2008	15,629,776	$156,298	$104,806,044	$(87,546,011)	$(2,628,172)	$14,788,159

Comprehensive loss Net loss				(4,302,181)		(4,302,181)
Foreign currency translation adjustment					(5,871)	(5,871)

Total comprehensive loss						(4,308,052)

Stock-based compensation			224,084			224,084

BALANCE, JUNE 30, 2008	15,629,776	$156,298	$105,030,128	$(91,848,192)	$(2,634,043)	$10,704,191

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,302,181)	$(4,404,904)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	243,507	271,427
Provision for doubtful accounts	21,136	17,889
Minority interest in net loss of consolidated subsidiary	(67,308)	(240,370)
Loss on disposal of equipment	—	1,051
Amortization of deferred financing costs	98,411	50,226
Credit on derivative financial instrument	—	(189,397)
Deferred tax benefit	(37,038)	(37,038)
Effect of changes in foreign exchange	19,136	(182,842)
Stock-based compensation expense	224,084	270,188
Reversal of provision for obsolete inventories	(84,290)	—
Non-cash interest charge	73,562	131,250
Changes in operations, assets and liabilities
Decrease in accounts receivable	1,412,119	117,156
Increase in due from affiliates	(3,943)	—
Increase in inventory	(691,388)	(1,295,609)
Increase in prepaid expenses and supplies	(765,567)	(610,074)
Decrease in other assets	—	136,351
Decrease/(increase) in accounts payable and accrued expenses	341,260	(1,328,186)
Decrease/(increase) in due to related parties	261,003	(135,547)

Total adjustments	1,044,684	(3,023,525)

NET CASH USED IN OPERATING ACTIVITIES	(3,257,497)	(7,428,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(65,520)	(82,471)
Acquisition of intangible assets	(4,693)	(7,836)
Short-term investments sold	2,178,137	1,942,970

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,107,924	1,852,663

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(3,823,517)	(4,195,211)
Proceeds from notes payable	4,201,646	3,726,624
Payments of obligations under capital leases	(946)	(903)
Issuance of common stock	—	21,014,609
Payments for costs of stock issuances	—	(45,950)

NET CASH PROVIDED BY FINANCING ACTIVITIES	377,183	20,499,169

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(7,472)	1

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(779,862)	14,923,404
CASH AND CASH EQUIVALENTS — BEGINNING	1,552,385	1,004,957

CASH AND CASH EQUIVALENTS — ENDING	$772,523	$15,928,361

SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities
Offering costs in connection with private placement	$—	$(1,337,947)
Interest paid	$586,000	$596,140
See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
NOTE 1 — GOING CONCERN
     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and has not generated positive cash flows from its operating activities since inception. For the quarter ended June 30, 2008, the Company had a net loss of $4,302,181 and used cash of $3,257,497 in operating activities. As of June 30, 2008, the Company had an accumulated deficiency of $91,848,192. In addition, as detailed in Note 9, the Company is obligated to pay $10.0 million in principal pertaining to senior notes maturing in May 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The report of the Company’s Independent Registered Public Accounting Firm contained in our fiscal 2008 Annual Report, as amended, on Form 10K/A, also contains an explanatory paragraph referring to an uncertainty concerning its ability to continue as a going concern.
     The Company is continuing to implement a plan supporting the continued growth of existing brands that will be supported by a variety of sales and marketing initiatives that the Company expects will generate cash flows from operations. As part of this plan, the Company intends to grow its business through continued expansion to new markets and within existing markets, as well as strengthening distributor relationships. The Company is also seeking additional brands and agency relationships to leverage the existing distribution platform, as well as a systematic approach to expense reduction, improvements in routes to market and production cost containment to improve existing cash flow. Additionally, the Company is actively seeking additional sources of capital. There can be no assurance that the Company can successfully implement its business plan or raise sufficient capital on acceptable terms. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The Condensed Consolidated Balance Sheet as of March 31, 2008 is derived from the March 31, 2008 audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2008 included in the Company’s Annual Report, as amended on Form 10-K/A filed with the Securities and Exchange Commission.
A.	Description of business and business combination — Castle Brands Inc. is the successor to Great Spirits Company, LLC, a Delaware limited liability company (“GSC”). GSC was formed in February 1998. In May 2003, Great Spirits (Ireland) Limited (“GSI”), a wholly owned subsidiary of GSC, began operations in Ireland to market GSC’s products internationally. GSI had been an inactive entity since December 2003 and was dissolved as of September 30, 2006. In July 2003, GSRWB, Inc. (renamed Castle Brands Inc.) and its wholly owned subsidiary, Great Spirits Corp. (renamed Castle Brands (USA) Corp.) (“CB-USA”), were formed under the laws of Delaware in contemplation of a pending acquisition. On December 1, 2003, Castle Brands Inc. acquired The Roaring Water Bay Spirits Group Limited and The Roaring Water Bay Spirits Marketing and Sales Company Limited and their related entities (collectively, “Roaring Water Bay”). The acquisition has been accounted for under purchase accounting. Simultaneously, GSC was merged into CB-USA, and Castle Brands Inc. issued stock to GSC’s members in exchange for their membership interests in GSC. Subsequent to the acquisition, The Roaring Water Bay Spirits Group Limited was renamed Castle Brands Spirits Group Limited (“CB Ireland”) and The Roaring Water Bay Spirits Marketing and Sales Company Limited was renamed Castle Brands Spirits Marketing and Sales Company Limited (“CB-UK”).

In February 2005, Castle Brands Inc. acquired 60% of the shares of Gosling-Castle Partners Inc. (“GCP”), which holds the worldwide distribution rights (excluding Bermuda) to Gosling’s rum and related products.

In October 2006, Castle Brands Inc. acquired all of the outstanding capital stock of McLain & Kyne, Ltd. (“McLain & Kyne”) pursuant to a Stock Purchase Agreement. McLain & Kyne is a Louisville, Kentucky based developer and marketer of three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston.

As used herein, the “Company” refers to Castle Brands Inc. and, where appropriate, it also refers collectively to Castle Brands Inc. and its direct and indirect subsidiaries, including its majority owned GCP subsidiary.

B.	Basis of presentation — The condensed consolidated financial statements include the accounts of Castle Brands Inc., its wholly-owned subsidiaries, CB-USA and McLain and Kyne, and its wholly-owned foreign subsidiaries, CB Ireland and CB-UK, and its majority owned Gosling-Castle Partners, Inc. with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

C.	Organization and operations — The Company is principally engaged in the manufacture, marketing and sale of fine spirit brands of vodka, whiskey, rums, liqueurs and tequila (the “products”) in the United States, Canada, Europe, Latin America and the Caribbean. Except for Gosling’s rums and the bourbon products, which are bottled in the United States, all of the Company’s products are imported from Europe. The vodka, Irish whiskeys and certain liqueurs are produced by CB-IRL, billed in euros and imported into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

D.	Cash and cash equivalents — The Company considers all highly liquid instruments with a maturity date at acquisition of three-months or less to be cash and cash equivalents.

E.	Investments — The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, classifying its investments based on the intended holding period. The Company currently classifies its investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Investments consist of money market accounts that are highly liquid in nature and represent the investment of cash that is available for current operations.

F.	Trade accounts receivable — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of the Company’s customers.

G.	Revenue recognition — Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.	Inventories — Inventories, which comprise distilled spirits, raw materials (bulk spirits, bottles, labels and caps), packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

I.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of June 30, 2008 and March 31, 2008, goodwill and other indefinite lived intangible assets that arose from acquisitions were $3.8 million and $3.8 million, respectively. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Under SFAS 142, impairment of goodwill must be tested at least annually by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid.

The fair value of each reporting unit was determined at March 31, 2008 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. Such valuations resulted in the Company recording a goodwill impairment loss of $8,750,000 for the year ended March 31, 2008. Such adjustments were attributable to downward revisions of earnings forecasted for future years, an increase in the incremental borrowing rate due to operating results that were worse than anticipated and an overall decrease to the value of the comparable companies.

J.	Impairment of Long-Lived Assets — In accordance with SFAS 144, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company concluded that there was no impairment during the three months ended, or as of June 30, 2008.

K.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse” the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. Historically, sales in the United Kingdom had been made “in-bond.” Concurrent with the Company changing its distributor in the United Kingdom, sales are now made “ex-bond.”

During the three months ended June 30, 2008 and 2007, the line items for the Company’s revenues and cost of sales included the amounts of excise tax and duties presented in the table below:

	Three-months ended
	June 30,
	2008	2007
Sales, net	$978,054	$1,302,990
Cost of Sales	$978,054	$1,302,990
L.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland, and the British Pound in the United Kingdom. The translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying condensed consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are produced by CB-IRL and billed in euros to the U.S. entities, with the risk of foreign exchange gain/loss resting with CB-US. In addition, CBI has funded the continuing operations of the international subsidiaries. At each balance sheet date, the Euro denominated intercompany balances included on the books of CB-IRL are restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net income.

M.	Stock-based compensation — Effective April 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Incremental compensation expense for the three months ended June 30, 2008 and 2007 amounted to $224,084 and $270,188, respectively, of which $100,717 and $114,162 are included in selling expense, respectively, and $123,367 and $156,026 are in general and administrative expense, respectively, in the accompanying condensed consolidated statements of operations. See Note 12.

N.	Stock warrants — The Company accounted for the warrant and the put option rights as a compound financial instrument in the condensed consolidated financial statements at fair value following the guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument are recognized in earnings for each reporting period. Effective with the Company’s registration statement (Reg. no. 333-143422), as amended, filed with the SEC on June 29, 2007 and effective as of July 9, 2007, the registration rights penalty was reversed. For the three-months ended June 30, 2007, the Company recorded a credit for the change in the value of the compound financial instrument of $189,397.

O.	Advertising — Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $469,127 and $851,801 for three-months ended June 30, 2008 and 2007, respectively.

P.	Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates include the accounting for items such as evaluating annual impairment tests, allowance for doubtful accounts, depreciation, amortization and expense accruals.
Q.	Uncertainties — The Company depends on a limited number of third-party suppliers for the sourcing of all of its products, including both its own proprietary brands and those it distributes for others. The Company does not have long-term written agreements with all of its suppliers. In addition, if the Company fails to complete purchases of products ordered annually, certain suppliers have the right to bill it for product not purchased during the period. Suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of existing suppliers, especially key suppliers, could have material adverse effects on the Company’s operating results. The supply contracts with The Carbery Group and Terra Limited expire December 31, 2008 and February 29, 2009, respectively. The inability to renegotiate these contracts on acceptable terms or find suitable alternatives could have material adverse effects on the Company’s operating results.

R.	Recent accounting pronouncements

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of 157-b will have on the Company’s operating income or net earnings.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

S.	Reclassifications — Certain prior year balances have been reclassified to conform to the current period classification.
NOTE 3 — BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and contingent conversion of debentures. In computing diluted net loss per share for the three-months ended June 30, 2008 and 2007, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	June 30,	June 30,
	2008	2007
Stock options	1,617,625	1,307,625
Stock warrants	2,305,432	2,255,432
Convertible debentures	1,192,380	1,162,380

Total	5,115,437	4,725,437

NOTE 4 — INVESTMENTS
          The following is a summary of available-for-sale securities:

Estimated
June 30, 2008	Fair Value
Money Market accounts	$2,053,507

Total	$2,053,507

The cost of the Company’s short-term investments approximates their fair-values.
NOTE 5 — INVENTORIES

	June 30,	March 31,
	2008	2008
Raw materials	$2,163,032	$1,766,892
Finished goods	7,149,531	6,769,101

Total	$9,312,563	$8,535,993

As of June 30, and March 31, 2008, 73% and 89%, respectively, of the raw materials and 7% and 6%, respectively, of finished goods were located outside of the United States.

Inventories are stated at the lower of weighted average cost or market.

NOTE 6 — INTANGIBLE ASSETS
     Intangible assets consist of the following:

	June 30,	March 31,
	2008	2008
Definite life brands	$170,000	$170,000
Trademarks	482,754	482,754
Rights	9,036,793	9,036,793
Patents	994,000	994,000
Supply relationships	732,000	732,000
Other	28,480	28,480

	11,444,027	11,444,027
Less: accumulated amortization	2,700,701	2,517,199

Net	8,743,326	8,926,828
Other identifiable intangible assets — indefinite life Trade names and formulations	4,664,363	4,664,363

Intangible assets, net	$13,407,689	$13,591,191

     Accumulated amortization consists of the following:

	June 30,	March 31,
	2008	2008
Brands	$118,051	$115,218
Trademarks	73,770	65,956
Rights	1,910,029	1,772,042
Patents	252,083	238,333
Supply relationship	346,768	325,650

Accumulated amortization	$2,700,701	$2,517,199

Amortization expense for the three-months ended June 30, 2008 and 2007 totaled $178,808 and $215,242, respectively.
The Company terminated its distribution agreement with Comans Wholesale Limited as of September 15, 2007. The Company adjusted the estimated useful life of the underlying intangible asset to agree to the termination date.
Estimated aggregate amortization expense for each of the five succeeding years is as follows:

For the years ending June 30,	Amount
2009	$736,319
2010	736,319
2011	736,319
2012	728,309
2013	710,527

Total	$3,647,793

NOTE 7 — RESTRICTED CASH
In connection with the credit facilities as described in Note 9, the company maintains a cash collateral account totaling €506,243 or $799,803 (as translated at the exchange rate in effect on June 30, 2008) as of June 30, 2008.
NOTE 8 — OVERDRAFT ACCOUNTS
CB Ireland maintains overdraft coverage with a financial institution in Ireland of up to €400,000 ($632,000). Overdraft balances included in notes payable totaled $478,035 and $95,911 at June 30, and March 31, 2008, respectively.
NOTE 9 — SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASE

	June 30,	March 31,
	2008	2008
Notes payable consist of the following:
Revolving credit facilities	$478,035	$95,911
Senior notes	9,722,671	9,649,109
Subordinated convertible notes	9,000,000	9,000,000

	19,200,706	18,745,020
Capital leases	4,262	5,208

Total	$19,204,968	$18,750,228

Principal payments due over the next five years for the above listed notes payable and capital lease are due as follows (as translated at the exchange rate in effect on June 30, 2008):

For the years ending June 30,
2009	10,204,968

2010	9,000,000

Total	19,204,968

Less current portion	10,204,968

Non current portion	$9,000,000

NOTE 10 — FOREIGN CURRENCY FORWARD CONTRACTS
The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30, 2008, the Company held no outstanding forward exchange positions. Gain or loss on foreign currency forward contracts, which was de minimus during the periods presented, is included in other income and expense.

NOTE 11 — PROVISION FOR INCOME TAXES
     On January 1, 2007, the Company adopted the provisions of FIN 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, “Accounting for Income Taxes.”
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
     The Company’s income tax benefit for the three-months ended June 30, 2008 and 2007 consists of federal and state and local taxes attributable to GCP which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For both three-month periods ended June 30, 2008 and 2007, the Company recognized $37,038 of deferred tax benefits.
NOTE 12 — STOCK OPTIONS AND WARRANTS
A.	Stock Options — In July 2003, the Company implemented the 2003 Stock Incentive Plan (“the Plan”’) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals who contribute to the Company’s success by their ability, ingenuity and industry knowledge, and to enable such individuals to participate in the long-term success and growth of the Company by giving them an equity interest in the Company. There are 2,000,000 common shares reserved and available for distribution under the Plan, of which 382,375 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four or five year period and expire ten years after the grant date.

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

A summary of the options outstanding under the stock option plan is as follows:

	Three-months ended June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,617,625	$6.37	1,294,125	$7.19
Granted	—	—	48,500	6.93
Forfeited	—	—	(35,000)	6.51

Outstanding at end of period	1,617,625	6.37	1,307,625	7.20

Options exercisable at period end	922,250	$7.10	655,450	$7.11

Weighted average fair value of options granted during the period		$—		$3.23
     The following table represents information relating to stock options outstanding at June 30, 2008:

	Options Outstanding			Options
		Weighted		Exercisable
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	value

$0.00 – $2.00	60,000	9.58	—	$—	$—
$2.01 – $5.00	250,000	9.38	—	—	—
$5.00 – $6.00	440,500	5.77	373,975	5.98	—
$6.01 – $7.00	129,500	8.74	68,750	6.39	—
$7.01 – $8.00	537,000	7.21	348,900	7.72	—
$8.01 – $9.00	200,625	8.03	130,625	9.00	—
	1,617,625		922,250	$7.10	$—

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

June 30,
2007
Risk-free interest rates	5.08%
Expected options life in years	7.00
Expected stock price volatility	50%
Expected dividend yield	0%

     The following summarizes the activity of the Company’s stock options that have not vested for the three-months ended June 30, 2008:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested at April 1, 2008	762,675	$5.55
Granted	—	—
Canceled or expired	—	—
Vested	(67,300)	7.66

Nonvested at June 30, 2008	695,375	$5.35

As of June 30, 2008, there was $1,606,855 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.15 years. The total fair value of shares vested during the three-months ended June 30, 2008 and 2007 was $224,084 and $352,249, respectively.
Since no options were exercised, the Company did not recognize any related tax benefit for the three-months ended June 30, 2008 and 2007.
B. Stock Warrants The following is a summary of the company’s outstanding warrants:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2008	2,305,432	$6.93
Granted	—	—
Exercised	—	—
Forfeited	—	—

Warrants outstanding and exercisable, June 30, 2008	2,305,432	$6.93

NOTE 13 — RELATED PARTY TRANSACTIONS
A.	The Company is operating under an agreement with MHW, Ltd. (“MHW”) whereby MHW acts as the Company’s agent in the distribution of its products across the United States. MHW’s president also serves as a director of the Company and has a de minimus indirect ownership interest in the Company. In addition, MHW has a 10% ownership interest in the Celtic Crossing trade mark, one of the Company’s products, in the United States and its territories, Canada, Mexico, and the Caribbean.

Pursuant to the MHW distribution agreement, in states where the Company does not yet hold the requisite licensing, MHW receives sales orders from the Company’s domestic wholesalers at prices agreed upon with the Company. MHW simultaneously purchases Company inventory necessary to fill those orders and ships that inventory to the various wholesalers. MHW then invoices, collects, and deposits remittances from those wholesalers into an MHW bank account designated for the Company. The funds are remitted to the Company on a bi-weekly basis. Although MHW is responsible for the billing function, the collected funds are the property of the Company and MHW is not liable to the Company for any unpaid balances due from wholesalers.

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the three-months ended June 30, 2008 and 2007, aggregate charges recorded for all services provided were approximately $65,971 and $74,023, respectively, which have been included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

B.	The Company has transactions with Knappogue Corp., a stockholder in the Company. Knappogue Corp. is controlled by the Company’s Chairman and his family. The transactions primarily involve rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes including Company meetings and to entertain customers. For the three-months ended June 30, 2008 and 2007, fees incurred by the Company to Knappogue Corp. amounted to $6,820 and $13,487 respectively. These charges have been included in selling expense in the accompanying condensed consolidated statement of operations.

C.	In April 2004, the Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provided for a monthly retainer to BPW, Ltd. of $3,500 during the active performance of work by BPW, Ltd., a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company’s management. For the three months ended June 30, 2008 and 2007 and BPW, Ltd. was paid $17,009 and $12,668, respectively, under this contract. These charges have been included in general and administrative expense on the accompanying condensed consolidated statements of operations. As of December 2007, the Company entered into a second contract with BPW, Ltd. on substantially the same material terms and conditions as the April 2004 agreement. No amounts were paid to BPW, Ltd. under the December 2007 contract from inception through June 30, 2008. This contract is cancelable by either party, at their convenience, upon 30 days written notice.

D.	For the three-months ended June 30, 2008 and 2007, the Company purchased goods and services from Terra Manufacturing Limited (“Terra”) and Carbery Milk Products Limited (“Carbery”) of approximately $1,256,896 and $625,725, respectively. The Company had assumed the underlying supplier agreements with Terra and Carbery from CB-Ireland. Terra’s affiliate, Tanis Investments, and Carbery are both shareholders in the Company. As of June 30, and March 31, 2008, the Company was indebted to these two affiliates in the amount of approximately $407,552 and $611,572, respectively, which is included in due to stockholders and affiliates on the accompanying condensed consolidated balance sheet.

E.	For the three-months ended June 30, 2008 and 2007, the Company made royalty payments of approximately $11,850 and $10,112, respectively, for use of a patent, to an entity that is owned by two stockholders in the Company. These charges have been included in other expense on the accompanying condensed consolidated statements of operations. The royalty agreement also includes the right to acquire the patent for the Trinity Bottle for €90,000 ($142,000) for the duration of the licensing period, which expires on December 1, 2008.

F.	On April 18, 2007, the Company entered into a Securities Purchase Agreement (the ‘‘Securities Purchase Agreement’’) with selected investors (each an ‘‘Investor’’ and collectively, the ‘‘Investors’’). Pursuant to the terms of the Securities Purchase Agreement, the Company sold in a private placement a total of 3,520,035 shares of its Common Stock for aggregate gross proceeds of $21,014,609. Net proceeds to the Company after offering costs were $19,618,484. The transaction closed on May 8, 2007. The Investors included, among others, Frederick M. R. Smith and Phillip Frost, MD, each a then director of the Company, and CNF Investments II, LLC, of which Robert J. Flanagan, a director of the Company, is a manager.

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

.	Pursuant to the Securities Purchase Agreement, the Company and the Investors made representations and warranties regarding matters that are customarily included in financings of this nature. Subject to time-related conditions or qualifications, such representations and warranties shall survive the closing. The Securities Purchase Agreement also contains indemnification agreements among the parties in the event of certain liabilities.

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

E.	In February 2008, Castle Brands entered into an agreement (the “Agreement”) with Autentica Tequilera S.A. de C.V. (“Autentica Tequilera”) pursuant to which the Company became the exclusive US importer of a new super premium tequila “Tequila Tierras Autenticas de Jalisco” (“Tierras”).

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

These products are not yet for sale in the United States but are expected to be available during the third quarter of fiscal 2009.

F.	The Company subleases office space in Dublin, Ireland and New York, NY and leases office space in Houston, TX and Louisville, KY. The Dublin office lease commenced on June 1, 2004 and extends through February 28, 2009. Rent is payable quarterly in advance. The New York City lease commenced on August 15, 2004 and extends through December 31, 2008. The Houston lease commenced on February 24, 2000 and extends through March 31, 2009. The Louisville lease commenced June 1, 2004, became effective for the Company concurrent with the acquisition of McLain & Kyne, Ltd., and expires May 31, 2009. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments are as follows:

For the years ending June 30,	Amount
2009	$234,927
2010	4,439

Total	$239,366

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $95,843 and $105,112 for the three-months ended June 30, 2008 and 2007 respectively, and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

G.	Pursuant to the distribution agreement signed in March 1998 between the Company and Gaelic, which was amended and restated in April 2001, the Company, which currently owns 60% of the Celtic Crossing trademark in the United States, has the option to purchase 70% of the trademark outside the United States from Gaelic at a specified price adjusted by interim, annual changes in the Irish Consumer Price Index.

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

Upon entering into the credit agreement, the Company paid the lender a facility fee of $175,000. If the Company draws down any amount under the Credit Facility, upon the Company receiving its first advance, the Company would have to pay the Lender an additional facility fee of $200,000. As additional consideration for entering into the Credit Facility, the Company issued to the Lender a warrant to purchase 50,000 shares of Common Stock, par value $0.01 per share, at an exercise price of $4.00 per share. The Company ascribed a fair value to the warrant of $59,801 and accounts for the warrant as a deferred financing cost that is amortized over the life of the underlying credit facility. During the three months ended June 30, 2008, the Company recorded $14,950 of amortization expense in connection with the warrant.
NOTE 15 — CONCENTRATIONS
A.	Credit Risk — The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of June 30, 2008, the Company exceeded the insured limit by approximately $2,768,865.

B.	Suppliers — The Company has entered into a supplier agreement with Irish Distillers, Ltd., which provides for the production of single malt, blended and grain Irish whiskeys for the Company through 2015, with automatic renewal thereafter for successive five (5) calendar year renewal terms.

The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd. (“Gaelic”), an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

The Company has entered into a distribution agreement with ILAR, S.p.A (“ILAR”), an international supplier, to be the sole-producer of the Pallini premium Italian liqueurs, expiring December 31, 2009, subject to a three or five year renewal, depending on case purchase.

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

The Company has entered into an agreement with Autentica Tequilera to be the sole producer of a new super premium tequila “Tequila Tierras Autenticas de Jalisco” (“Tierras”). These products are not yet for sale in the United States but are expected to be available during the third quarter of fiscal 2009.

C.	Customers — Sales to one customer accounted for approximately 19% and 17% of the Company’s revenues for the three-months ended June 30, 2008 and June 30, 2007, respectively. Three customers accounted for approximately 29% and 24% of accounts receivable as of June 30, 2008 and March 31, 2008, respectively.
NOTE 16 — GEOGRAPHIC INFORMATION
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

	For the three-months ended June 30,
	2008		2007
Consolidated Revenue:
International	$1,214,608	20.6%	$1,703,630	30.3%
United States	4,676,787	79.4%	3,920,455	69.7%

Total Consolidated Revenue	$5,891,395	100%	$5,624,085	100%

Consolidated Depreciation and Amortization:
International	$22,900	9.4%	$21,573	7.9%
United States	220,607	90.6%	249,854	92.1%

Total Consolidated Depreciation and Amortization	$243,507	100%	$271,427	100%

Income Tax Benefit:
United States	37,038	100%	37,038	100%

Revenues by Category:
Vodka	$1,213,810	20.6%	$1,640,935	29.2%
Rum	2,137,424	36.3%	2,088,813	37.1%
Liqueurs/Cordials	1,513,959	25.7%	1,048,790	18.7%
Whiskey	899,351	15.3%	762,043	13.5%
Other*	126,851	2.1%	83,504	1.5%

Total Consolidated Revenue	$5,891,395	100%	$5,624,085	100%

Consolidated Assets:
International	$4,925,119	12.6%	$6,035,598	8.7%
United States	34,076,695	87.4%	62,971,746	91.3%

Total Consolidated Assets	$39,001,814	100.0%	$69,007,344	100.0%

*	Includes related food products.
NOTE 17 — SUBSEQUENT EVENTS
Frost Nevada Investments Trust Credit Agreement
On October 22, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a former director of the Company, which provides for the Company to borrow up to $5,000,000. Any amounts outstanding under the Credit Facility bear interest at a rate of 10% per annum. On July 31, 2008, pursuant to the terms of the credit agreement, the Company delivered an advance notice requesting a drawdown of the full $5,000,000 available to the Company under the facility on or before August 11, 2008. When Frost Nevada Investments Trust did not fund by such date, discussions commenced between representatives of the Company and representatives of Frost Nevada Investments Trust. On August 14, 2008 counsel to the Company delivered a Notice of Forbearance to Frost Nevada Investments Trust stating that the Company, without prejudice to its rights and remedies, would forbear, subject to the satisfaction of certain conditions in the Company’s sole and absolute discretion, on a day to day basis, but not past August 29, 2008, from pursuing its rights and remedies under the Credit Agreement.
Promissory Notes to Certain Executives
Due to the Company’s limited liquidity, the compensation committee recommended to the Board of Directors that four of the officers receive a promissory note in lieu of a cash bonus payment. These executives have agreed to defer their annual bonuses and on July 16, 2008, the

Company issued to these executives an aggregate of $303,733 of promissory notes. These notes accrue interest at 4.5% and mature on December 31, 2008. In certain circumstances, these notes, which terminate if the executive is terminated for cause, as defined in the note, or terminates his employment without good reason, as defined in the note, may be accelerated, such as a Change of Control, a financing raising more than $10 million, a termination of the executive’s employment by the company without cause, a termination of the executive’s employment by the executive with good reason or the death or disability of the executive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
     This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “expects,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our Annual Report, as amended, on Form 10-K/A for the year ended March 31, 2008 and elsewhere in this Form 10-Q. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:
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
     Where in this quarterly report we refer to amounts in Euros, British Pounds or Canadian Dollars we have for your convenience also in certain cases provided a translation of those amounts to U.S. dollars in parenthesis. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the translations in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the translations have been made using the exchange rates as of June 30, 2008, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2008, the exchange rate of the Euro, the British Pound and the Canadian Dollar in exchange for U.S. Dollars were €1.00 = U.S. $1.5799 (equivalent to U.S. $1.00 = €0.6330) for Euros, £1.00 = U.S. $1.9954 (equivalent to U.S. $1.00 = £0.5011) for British Pounds, and CAD $1.00 = U.S. $1.01 (equivalent to U.S. $1.00 = CAD $0.99) for Canadian Dollars.
     These translations should not be construed as representations that the Euro, British Pound and Canadian Dollar amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.
     The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report, as amended, on Form 10-K/A for the year ended March 31, 2008, as well as in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Overview
     We develop and market premium branded spirits in several growing market categories, including vodka, rum, whiskey, tequila and liqueurs, and we distribute these spirits in all 50 U.S. states and the District of Columbia, in nine key international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Bulgaria, Russia and the Duty Free markets, and in a number of other countries in continental Europe. The brands we market include, among others, Boru vodka, Gosling’s rum, Clontarf Irish Whiskey, Knappogue Castle Whiskey, Jefferson’s, Jefferson’s Reserve and Sam Houston bourbons, Tierras Tequila and the Pallini liqueurs.
     Our current growth strategy focuses on: (a) aggressive brand development to encourage case sale and revenue growth of our existing portfolio of brands through significant investment in sales and marketing activities, including advertising, promotion and direct sales personnel expense; and (b) the selective addition of complementary premium brands through a combination of strategic initiatives, including acquisitions, joint ventures and long-term exclusive distribution arrangements
Change in operational emphasis
     We are shifting emphasis from a volume-oriented approach to a profit centric focus. We will do so by adopting strategies and tactics to address the following:
•	Revenue growth from the Company’s existing brands

•	Revenue growth from new brands acquired via “agency” relationships

•	Revenue growth from brands created to address as yet unsatisfied market needs.
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

     Our marketing efforts will utilize a “viral” approach, wherein we use the internet and various focused media campaigns to attract consumer interest and takedown of our brands. We will also be employing the use of leverage in this aspect of our business as we benefit from the organizational strength of the partners we select to participate in our various internet marketing activities as well as “joint brand development” activities.
     We are seeking additional agency relationships to round out our brand portfolio. We have developed specific criteria that we are employing in our determination of acceptability of certain brands. By using these criteria, we improve the likelihood of selecting brands that will continue our track record that has been established of growing brands rapidly.
     We recently announced the creation of a new tequila brand, “Tequila Tierras Autenticas de Jalisco” (“Tierras”). This brand has been developed to satisfy the underserved market for organic spirits. We will continue to identify underserved markets and develop new products to serve them.
     We are completing the restructuring of our international sales and distribution systems, and are now poised to resume growth in our international markets. Several of our brands are in attractive growth categories internationally, and we intend to grow them via the development of an intensified network of distributors in desirable markets.
Cost containment
     We have taken significant steps over the past nine months to bring our costs down, as can be seen by the 19.1% decrease in selling expenses during the current quarter, as compared to the same quarter in the prior year. These steps included a restructuring of the international operations, a restructuring of Gosling Castle Partners, Inc. working relationship and the elimination of unnecessary cost from the U.S. organization. The next step in the process of managing costs is a rigorous application of effort to the entire supply function of our brands. We are examining each step of the process of sourcing our brands to both improve quality and reduce cost. In turn, this process examination will be followed by attention to our systems of work, with the goal of mapping, analyzing and redesigning these systems.
Operational performance overview
     The following table sets forth certain information regarding our case sales for the quarters ended June 30, 2008 and 2007. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three-months Ended June
	30,
Case Sales	2008	2007
Cases
United States	48,937	44,723
International	18,372	29,447

Total	67,309	74,170

Vodka	25,541	35,997
Rum	22,726	22,770
Liqueurs/cordials	12,649	10,418
Whiskey	6,393	4,985

Total	67,309	74,170

Percentage of Cases
United States	72.7%	60.3%
International	27.3%	39.7%

Total	100.0%	100.0%

Vodka	37.9%	48.5%
Rum	33.8%	30.7%

	Three-months Ended June
	30,
Case Sales	2008	2007
Liqueurs/cordials	18.8%	14.1%
Whiskey	9.5%	6.7%

Total	100.0%	100.0%

Sales in the United States, which accounted for approximately two-thirds of our sales in the current fiscal quarter, represent our sales to wholesalers. Depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand. Wholesalers typically order products from us based on their current inventory and anticipated depletions, and may periodically seek to adjust their carried inventory. As our products have gained acceptance in the marketplace, our wholesale distributors have increasingly been placing orders for “direct imports”, which are full container orders shipped directly to the wholesaler, instead of first being held by us or our agents at a bonded warehouse. While increases in direct imports are typically viewed as an increasing sign of health for our brands, they may periodically result in periodic swings in orders for our products. We have engaged an outside company, Dimensional Insights, to track and provide us with depletion data (measuring the sales from our distributors to their retail customers) in order to monitor depletion data, which generally demonstrates consumer purchases of our products, which is measured in smaller increments than distributor orders and therefore a more consistent reporting metric.
Consolidated inventory has increased $0.7 million due to a shortfall in vodka case volume compared to plan, as well as normal inventory build toward the third quarter of fiscal 2009 caused by the seasonality of the business. We also experienced delayed stock production affecting the liqueur line that was received at the end of the current quarter. As a result of the foregoing, management has adjusted relevant purchase plans and considers current inventory levels to be adequate in relation to our projected inventory movement plan for the coming fiscal quarters.
Results of operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Three-months ended June 30,
	2008	2007
Sales, net	100.0%	100.0%
Cost of sales	67.1%	62.3%

Gross profit	32.9%	37.7%

Selling expense	58.2%	75.3%
General and administrative expense	35.2%	36.6%
Depreciation and amortization	4.1%	4.8%

Loss from continuing operations	(64.6)%	(79.0)%

Other income	0.4%	0.0%
Other expense	(0.2)%	(0.2)%
Foreign exchange gain	(1.7)%	1.4%
Interest expense, net	(8.6)%	(8.7)%
Current credit/(charge) on derivative financial instrument	0.0%	3.4%
Income tax benefit	0.6%	0.7%

	Three-months ended June 30,
	2008	2007
Minority interests	1.1%	4.3%

Net loss attributable to common stockholders	(73.0)%	(78.3)%

Three-months Ended June 30, 2008 Compared With Three-months Ended June 30, 2007
     Net sales. Consolidated, net sales increased $0.3 million, or 4.8%, to $5.9 million in the three-months ended June 30, 2008 from $5.6 million in the comparable prior period. Revenues per case increased 15.4% as a part of our overall pricing strategy.
     While consolidated net sales increased, international net sales decreased 28.7% (driven by a 37.8% reduction in case sales volume), primarily due to our transition to a new distributor in the Republic of Ireland. Specifically, our new distributor has had difficulty in achieving broad based market penetration. While we anticipate a resolution to the underlying issues, including the appointment of a new distributor, will be reached in the near term, the adverse impact on our international sales is expected to continue at least through our next two fiscal quarters.
     We recognize that foreign exchange volatility is a reality for an international company as exchange rates can distort the underlying growth of our business (both positively and negatively). To quantify the effect of foreign exchange fluctuations, we have translated current period results at prior year rates. The weakening dollar vis-à-vis the euro and the British pound positively impacted our net sales by 2.2% when measuring our performance on this constant dollar basis.
     Our U.S. case sales as a percentage of total case sales increased to 72.7% during the three-months ended June 30, 2008 as compared to 60.3% in the comparable period in 2007. This percentage of total case sales sold in the U.S. continues to reflect the momentum of our portfolio in the U.S., particularly for Gosling’s rums and the Pallini liqueurs.
     The table below presents the increase or decrease, as applicable, in our case sales by product category for the three-months ended June 30, 2008 as compared to the prior year period:

	Increase/(Decrease)
	in		Percentage
	case sales		Increase/(Decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(10,456)	(604)	(29.0)%	(3.3)%
Rum	(44)	2,252	(0.2)%	15.1%
Liqueurs/cordials	2,231	2,633	21.4%	29.1%
Whiskey	1,408	(67)	28.2%	(2.8)%

Total	(6,861)	4,214	(9.3)%	9.4%

     Gross profit. Gross profit decreased 8.5% to $1.9 million during the three-months ended June 30, 2008 from $2.1 million in the comparable prior period. Our gross margin decreased to 32.9% during the three-months ended June 30, 2008 from 37.7% for the comparable prior period.
The absolute decrease in gross profit reflects our decrease in international case sales as compared to the comparable prior year period. The decrease in gross margin percentage reflects a shift in product mix, including shifts in markets and sizes to those with lower margins. In addition, cost of sales has increased due to the effects of a weakening U.S. dollar against the Euro on our Euro based supply contracts. We recognize that foreign exchange volatility is a reality for an international company as exchange rates can distort the underlying growth of our business (both positively and negatively). To quantify the effect of foreign exchange fluctuations, we have translated current period results at prior year rates. The weakening dollar vis-à-vis the Euro and the British pound positively impacted our gross profit by 1.9% when translating current period results at prior year exchange rates.

     Selling expense. Selling expense decreased 19.1% to $3.4 million in the three-months ended June 30, 2008 from $4.2 million in the comparable prior year period. This decrease in selling expense was attributable to our cost containment efforts described above, including a decrease in advertising, marketing and promotional expense (“AMP”) of $0.5 million in the current period when compared to the comparable prior year period. In addition, we reduced staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $0.3 million in the current period against the comparable prior year period.
As a result of the foregoing, selling expense as a percentage of net sales decreased to 58.2% in the three-months ended June 30, 2008 as compared to 75.3% for the comparable prior year period.
     General and administrative expense. Compared to the three months ended June 30, 2007, General and administrative expense during the current quarter remained flat on an absolute basis at $2.1 million, and decreased on a percentage of sales basis, from 36.6% to 35.2%.
     Depreciation and amortization. Depreciation and amortization during the quarter ended June 30, 2008 was approximately the same as the comparable prior year quarter at $0.3 million.
     Loss from Operations. As a result of the foregoing, our loss from operations decreased $0.7 million to ($3.8) million for the three-months ended June 30, 2008 from ($4.5) million in the comparable prior year period.
     Other Income/(Expense), Net. Other income/(expense), net, decreased $0.6 million to a net expense of ($0.5) million during the three-months ended June 30, 2008 compared to net income of $0.1 million in the comparable prior period. The major components of this category include a change in foreign exchange, net interest income/(expense), a financial instrument credit earned in the prior comparable quarter, and minority interest.
Foreign exchange loss during the three-months ended June 30, 2008 was ($0.1) million as compared to a gain of $0.1 million in the comparable prior period. The current period loss is attributable to the effects of the weakening of the euro and the British pound against the dollar in the current period on our intercompany loans to our foreign subsidiaries.

Net interest expense remained flat at ($0.5) million during the three-months ended June 30, 2008.

For the three-months ended June 30, 2007, we recorded a credit for the change in the value of a compound financial instrument of $189,397.

Minority interest during the three-months ended June 30, 2008 amounted to a credit of less than $0.1 million as compared to a credit of $0.2 million in the comparable prior year period as a result of a reduced loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss. As a result of the net effects of the above, the net loss attributable to common stockholders for the three-months ended June 30, 2008 decreased 3.1% to $4.3 million from $4.4 million in the comparable prior year period.
Liquidity and capital resources
     Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the quarter ended June 30, 2008, we had a net loss of $4,302,181 and used cash of $3,257,497 in operating activities. As of June 30, 2008, we had an accumulated deficiency of $91,848,192. In addition, as detailed in Note 9, we are obligated to pay $10.0 million in principal pertaining to senior notes maturing in May 2009. These conditions raise substantial doubt about our ability to continue as a going concern. The report of our Independent Registered Public Accounting Firm contained in our fiscal 2008 Annual Report, as amended, on Form 10K/A, also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.

     In the past, we have been able to obtain financing to fund our losses. We expect to seek additional capital through the sale of debt and/or equity in fiscal 2009 in order to fund our operating and capital needs, although there can be no assurance that we will be successful. As noted below, in June 2008 we engaged an investment banking firm to advise us in connection with the evaluation of various prospective transactions, including the raising of additional equity from prospective investors, and the evaluation of the potential sale of one or more assets. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. Please see Note 1 of our condensed consolidated financial statements for the three-months ended June 30, 2008.
     On October 22, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a former director of the Company, which provides for the Company to borrow up to $5,000,000. Any amounts outstanding under the Credit Facility bear interest at a rate of 10% per annum. On July 31, 2008, pursuant to the terms of the credit agreement, the Company delivered an advance notice requesting a drawdown of the full $5,000,000 available to the Company under the facility on or before August 11, 2008. When Frost Nevada Investments Trust did not fund by such date, discussions commenced between representatives of the Company and representatives of Frost Nevada Investments Trust. On August 14, 2008 counsel to the Company delivered a Notice of Forbearance to Frost Nevada Investments Trust stating that the Company, without prejudice to its rights and remedies, would forbear, subject to the satisfaction of certain conditions in the Company’s sole and absolute discretion, on a day to day basis, but not past August 29, 2008, from pursuing its rights and remedies under the Credit Agreement.
     As of June 30, 2008, we had stockholders’ equity of $10.7 million and working capital of $3.2 million, compared to $14.8 million and $16.7 million, respectively, as of March 31, 2008. Substantially all of the decrease in working capital is directly attributable to the $10 million in principal of our senior notes due May 31, 2009, which, is now classified as a current liability in our condensed consolidated financial statements.
     As of June 30, 2008, we had cash and cash equivalents and short-term investments of approximately $2.8 million, as compared to $5.8 million as of March 31, 2008. The decrease is directly attributable to our operational losses incurred during the current quarter, which required the sale of $2.1 million of our short-term investments to fund operations (see investing activities below). In addition, at June 30, 2008, we had approximately $0.8 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for a line of credit.
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
Hiring of financial advisor
     In June 2008, we engaged Miller Buckfire & Co. LLC, a nationally recognized investment banking firm, as our exclusive financial advisor in connection with the evaluation of various prospective transactions, including the raising of additional equity from prospective investors, and the evaluation of the potential sale of one or more assets.

Cash flows
     The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Three-months Ended June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$(3,258)	$(7,428)
Investing activities	2,108	1,853
Financing activities	377	20,499
Effects of foreign currency translation	(7)	—

Net increase in cash and cash equivalents	$(780)	$14,924

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
     In the quarter ended June 30, 2008, net cash used in operating activities was $3.3 million, consisting primarily of losses from our operations of $4.3 million, increases in inventories of $0.7 million and prepaid expenses of $0.8 million, and a decrease in accrued expenses of $1.4 million. These uses of cash were offset, in part, by a decrease in accounts receivable of $1.4 million, increases in accounts payable and due to related parties of $1.7 million and $0.2 million, respectively, and by non-cash charges for depreciation and amortization and stock-based compensation expense of $0.2 million and $0.2 million, respectively.
     Investing activities. We fund certain acquisitions and operating activities primarily with cash and short-term investments. Net cash provided by investing activities was $2.1 million during the three-months ended June 30, 2008, representing net proceeds from sale of certain short-term investments.
     Financing activities. Net cash provided by financing activities during the three-months ended June 30, 2008 was $0.4 million, represented by net proceeds from bank facility notes payable of our Ireland subsidiary.
Contractual obligations
Except for the hiring of a financial advisor and the subsequent events listed below, there have been no material changes to our contractual obligations outside the ordinary course of business since March 31, 2008.
Subsequent events
Frost Nevada Investments Trust Credit Agreement
On October 22, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a former director of the Company, which provides for the Company to borrow up to $5,000,000. Any amounts outstanding under the Credit Facility bear interest at a rate of 10% per annum. On July 31, 2008, pursuant to the terms of the credit agreement, the Company delivered an advance notice requesting a drawdown of the full $5,000,000 available to the Company under the facility on or before August 11, 2008. When Frost Nevada Investments Trust did not fund by such date, discussions commenced between representatives of the Company and representatives of Frost Nevada Investments Trust. On August 14, 2008 counsel to the Company delivered a Notice of Forbearance to Frost Nevada Investments Trust stating that the Company, without prejudice to its rights and remedies, would forbear, subject to the satisfaction of certain conditions in the Company’s sole and absolute discretion, on a day to day basis, but not past August 29, 2008, from pursuing its rights and remedies under the Credit Agreement.
Promissory Notes to Certain Executives
Due to the Company’s limited liquidity, the compensation committee recommended to the Board of Directors that four of the officers receive a promissory note in lieu of a cash bonus payment. These executives have agreed to defer their annual bonuses and on July 16, 2008, the Company issued to these executives an aggregate of $303,733 of promissory notes. These notes accrue interest at 4.5% and mature on December 31, 2008. In certain circumstances, these notes, which terminate if the executive is terminated for cause, as defined in the note, or terminates his employment without good reason, as defined in the note, may be accelerated, such as a Change of Control, a financing raising more than $10 million, a termination of the executive’s employment by the company without cause, a termination of the executive’s employment by the executive with good reason or the death or disability of the executive.
Recent accounting pronouncements
     In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of 157-b will have on the Company’s operating income or net earnings.
     On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company’s financial position or results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of June 30, 2008, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosure About Fair Value of Financial Investments.” We hold no investment securities that would require disclosure of market risk.

     Our short-term investments consist primarily of money market accounts and mutual funds that are highly liquid in nature and represent the investment of cash that is available for current operations. These short-term investments are carried at fair market value.
     We do participate in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. Individual forward contracts rarely extend for more than six months or exceed €200,000 ($316,000). Depending upon the term of the contract, the cost of these transactions can vary between approximately 50 to 150 basis points. As of June 30, 2008, the Company had no forward contracts outstanding.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e), promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the President and Chief Operating Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Operating Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. This type of evaluation of disclosure controls and procedures is performed on a quarterly basis so that the conclusions of management, including the President and Chief Operating Officer and Principal Financial Officer, concerning the effectiveness of disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K/A. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them on an ongoing basis as necessary. Based upon the evaluation of our disclosure controls and procedures, our President and Chief Operating Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
     Not applicable. There were no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the period ended March 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     The Company did not sell any equity securities during the fiscal quarter ending June 30, 2008 which were not registered under the Securities Act of 1933, as amended.
Use of proceeds from registered securities
     Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Not applicable.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Principal Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Donald L. Marsh, Jr.
Donald L. Marsh, Jr.
President and Chief Operating Officer (Principal Executive Officer)

August 14, 2008

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