Form 10-Q
period 2008-09-30
Castle Brands Inc
filed 2008-11-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
Commission File Number 001-32849
CASTLE BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2103550 (I.R.S. Employer Identification No.)

570 Lexington Avenue, 29th Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number, including area code: (646) 356-0200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒
     The Company had 15,629,776 shares of $0.01 par value common stock outstanding at November 14, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$852,730	$1,552,385
Short-term investments	60,124	4,231,644
Accounts receivable — net of allowance for doubtful accounts of $233,305 and $230,967	5,972,709	7,544,445
Due from affiliates	69,307	61,596
Inventories	7,914,646	8,535,993
Prepaid expenses and other current assets	1,240,463	811,711

TOTAL CURRENT ASSETS	16,109,979	22,737,774

EQUIPMENT — net	685,853	753,317

OTHER ASSETS
Intangible assets — net of accumulated amortization of $2,884,162 and $2,517,199	13,235,573	13,591,191
Goodwill	3,745,287	3,745,287
Restricted cash	731,455	799,864
Other assets	322,635	509,493

TOTAL ASSETS	$34,830,782	$42,136,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital lease	$3,145	$99,784
Senior notes payable	9,796,233	—
Accounts payable	5,461,597	2,818,910
Accrued expenses	522,550	2,142,845
Due to stockholders and affiliates	1,300,393	919,758

TOTAL CURRENT LIABILITIES	17,083,918	5,981,297

LONG-TERM LIABILITIES
Senior notes payable	—	9,649,109
Notes payable and capital lease, less current maturities	9,000,000	9,001,335
Deferred tax liability	2,333,140	2,407,216

TOTAL LIABILITIES	28,417,058	27,038,957

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
MINORITY INTERESTS	135,645	309,810

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized; 15,629,776 shares issued and outstanding at September 30, and March 31, 2008, respectively	156,298	156,298
Additional paid in capital	105,223,847	104,806,044
Accumulated deficiency	(97,981,653)	(87,546,011)
Accumulated other comprehensive loss	(1,120,413)	(2,628,172)

TOTAL STOCKHOLDERS’ EQUITY	6,278,079	14,788,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,830,782	$42,136,926

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months ended		Six-months ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales, net*	$7,431,100	$8,920,952	$13,322,495	$14,545,037

Cost of sales*	5,085,928	6,436,721	9,038,613	9,941,259

Gross profit	2,345,172	2,484,231	4,283,882	4,603,778

Selling expense	3,874,105	4,436,622	7,303,449	8,674,230

General and administrative expense	2,146,424	2,091,109	4,218,397	4,152,029

Depreciation and amortization	244,352	284,274	487,859	555,701

Net operating loss	(3,919,709)	(4,327,774)	(7,725,823)	(8,778,182)

Other income	9,811	—	25,384	—

Other expense	(16,487)	(10,297)	(28,212)	(21,464)

Foreign exchange gain(loss)	(1,822,077)	1,082,609	(1,920,988)	1,159,935

Interest expense, net	(528,894)	(313,354)	(1,034,244)	(800,814)

Current credit on derivative financial instrument	—	—	—	189,397

Income tax benefit	37,038	37,038	74,076	74,076

Minority interests	106,857	251,020	174,165	491,390

Net loss	$(6,133,461)	$(3,280,758)	$(10,435,642)	$(7,685,662)

Net loss per common share, basic and diluted	$(0.39)	$(0.21)	$(0.67)	$(0.52)

Weighted average shares used in computation, basic and diluted	15,629,776	15,629,776	15,629,776	14,898,083

*	Sales, net and Cost of sales include excise taxes of $1,127,135, $3,025,066, $2,105,189 and $4,328,056 for the three-months ended September 30, 2008 and 2007 and the six-months ended September 30, 2008 and 2007, respectively.
See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other	Total
			Paid in	Accumulated	Comprehensive	Stockholders’
	Common Stock		Capital	Deficiency	Loss	Equity
	Shares	Amount
BALANCE, MARCH 31, 2008	15,629,776	$156,298	$104,806,044	$(87,546,011)	$(2,628,172)	$14,788,159

Comprehensive loss:
Net loss				(10,435,642)		(10,435,642)
Foreign currency translation adjustment					1,507,759	1,507,759

Total comprehensive loss						(8,927,883)

Stock-based compensation			417,803			417,803

BALANCE, SEPTMEBER 30, 2008	15,629,776	$156,298	$105,223,847	$(97,981,653)	$(1,120,413)	$6,278,079

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,435,642)	$(7,685,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487,859	555,701
Provision for doubtful accounts	41,228	36,343
Minority interest in net loss of consolidated subsidiary	(174,165)	(491,390)
Loss on disposal of equipment	—	1,051
Amortization of deferred financing costs	186,858	321,197
Current credit on derivative financial instrument	—	(189,397)
Income tax benefit	(74,076)	(74,076)
Effect of changes in foreign exchange	1,736,691	(1,038,734)
Stock-based compensation expense	417,803	536,896
Reversal of provision for obsolete inventories	(112,419)	—
Non-cash interest charge	147,124	—
Changes in operations, assets and liabilities:
Decrease (increase) in accounts receivable	1,373,138	(3,933,607)
Increase in due from affiliates	(8,757)	—
Decrease (increase) in inventory	563,011	(2,726,693)
Increase in prepaid expenses and supplies	(438,446)	(53,338)
Increase in other assets	—	151,191
Increase (decrease) in accounts payable and accrued expenses	1,237,356	(248,353)
Increase in due to related parties	408,107	281,747

Total adjustments	5,791,312	(6,871,462)

NET CASH USED IN OPERATING ACTIVITIES	(4,644,330)	(14,557,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(89,794)	(212,655)
Acquisition of intangible assets	(16,037)	(12,029)
Short-term investments — purchased	—	(8,000,000)
Short-term investments — sold	4,171,520	5,859,358

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,065,689	(2,365,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(6,981,476)	(10,761,738)
Proceeds from notes payable	6,888,305	10,776,732
Payments of obligations under capital lease	(2,063)	(1,817)
Increase in restricted cash	—	(170,164)
Issuance of common stock	—	21,014,609
Payments for costs of common stock issuance	—	(1,396,123)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(95,234)	19,461,499

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(25,780)	1,007

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(699,655)	2,540,056
CASH AND CASH EQUIVALENTS — BEGINNING	1,552,385	1,004,957

CASH AND CASH EQUIVALENTS — ENDING	$852,730	$3,545,013

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited
NOTE 1 — GOING CONCERN
     The accompanying condensed consolidated financial statements have been prepared assuming that Castle Brands Inc. (the “Company”) will continue as a going concern. The Company has incurred significant operating losses and has not generated positive cash flows from its operating activities since inception. For the three and six-months ended September 30, 2008, the Company had a net loss of $6,133,461 and $10,435,642, respectively, and used cash of $3,257,497 and $4,644,330, respectively, in operating activities. As of September 30, 2008, the Company had an accumulated deficiency of $97,981,653. In addition, the Company was obligated to pay $10,000,000 in principal pertaining to senior notes maturing in May 2009. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The report of the Company’s Independent Registered Public Accounting Firm contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2008 (“2008 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), also contains an explanatory paragraph referring to an uncertainty concerning its ability to continue as a going concern.
     The Company is continuing to implement a plan supporting the continued growth of existing brands through a variety of sales and marketing initiatives that the Company expects will generate cash flows from operations. As part of this plan, the Company intends to grow its business through continued expansion to new markets and within existing markets, as well as strengthening distributor relationships. The Company is also seeking additional brands and agency relationships to leverage the existing distribution platform, as well as a systematic approach to expense reduction, improvements in routes to market and production cost containment to improve existing cash flow.
     As described in Note 12, on October 20, 2008, the Company completed a private placement with certain investors of $15,000,000 of its Series A Convertible Preferred Stock. The Company incurred approximately $1,700,000 in expenses associated with this transaction. In connection with the transaction, substantially all of the holders of Castle Brands (USA) Corp.’s 9% senior secured notes, in the principal amount of $10,000,000 plus accrued but unpaid interest, and all holders of the Company’s 6% convertible notes, in the principal amount of $9,000,000 plus accrued but unpaid interest, converted their notes into shares of Series A Preferred Stock. The closing of the cash investment and the conversion of substantially all of the outstanding debt provide the Company with sufficient funds to execute its planned operations for at least the next twelve months.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the SEC and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2008 is derived from the March 31, 2008 audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2008 included in the 2008 Form 10-K. Please refer to the notes to the audited consolidated financial statements included in the 2008 Form 10-K for additional disclosures and a description of accounting policies.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
A.	Description of business and business combination — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), and its wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited (“CB-UK”), and its 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

As used herein, the “Company” refers to Castle Brands Inc. and, where appropriate, it also refers collectively to Castle Brands Inc. and its direct and indirect subsidiaries, including its majority owned GCP subsidiary.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of fine spirit brands of vodka, whiskey, rums and liqueurs in the United States, Canada, Europe, Latin America and the Caribbean. Except for Gosling’s rums and the bourbon products, which are bottled in the United States, all of the Company’s products are imported from Europe. The vodka, Irish whiskeys and certain liqueurs are produced by CB-IRL, billed in Euros and imported into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of September 30, 2008 and March 31, 2008, goodwill and other indefinite lived intangible assets that arose from acquisitions were $3,745,287 and $3,745,287, respectively. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), impairment of goodwill must be tested at least annually by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid.

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

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
D.	Impairment of long-lived assets — In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company concluded that there was no impairment during the three and six-months ended, or as of, September 30, 2008.

E.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain, are tax paid and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse” the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. Historically, the Company’s sales in Ireland have been made “in-bond”, net of excise taxes. In September 2007, the Company made an initial sale to its new distributor in Ireland “ex-bond” that included $1,861,995 million in excise taxes and VAT. These taxes are reflected in both the Company’s revenues and cost of sales as an equal increase to both.

F.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland, and the British Pound in the United Kingdom. The translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying condensed consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to the U.S. entities, with the risk of foreign exchange gain/loss resting with CB-USA. In addition, the Company has funded the continuing operations of the international subsidiaries. At each balance sheet date, the Euro denominated intercompany balances included on the books of CB-IRL are restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

G.	Income taxes — Under the asset and liability method of SFAS No. 109 ‘‘Accounting for Income Taxes” (“SFAS 109”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

On January 1, 2007, the Company adopted the provisions of FIN 48 — ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (“FIN 48”). FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109.

As a result of the implementation of FIN 48, the Company made a review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company determined that it had no material uncertain tax positions and, therefore, it has not recorded unrecognized tax benefits. The Company does not expect any material changes to its uncertain tax positions. The Company has did not recognize any interest or penalties arising from income taxes in the six-months ended September 30, 2008.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
The tax years 2006 through 2008 remain open to examination by federal and state tax jurisdictions.

The Company has various foreign subsidiaries for which tax years 2002 through 2008 remain open to examination in certain foreign tax jurisdictions.

H.	Recent accounting pronouncements

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157, “Fair Value Measurements” (“SFAS 157”), in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s financial position and results of operations.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption of SFAS 162 will have a material effect on its condensed consolidated financial statements.

In April 2008, FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” (“SFAS 141(R)”) and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the impact of FSP FAS 142-3, but does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In December 2007, FASB issued proposed FSP157-b, “Effective Date of FASB Statement No. 157,” (“FSP157-b”) that would permit a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies SFAS 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP157-b will have on its operating income or net earnings.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
On December 4, 2007, the FASB issued SFAS No. 141(R) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS 141 and that accounting previously completed under SFAS 141 should not be modified as of or after the date of adoption of SFAS 141(R). The Company is currently evaluating the impact of SFAS 141(R) and SFAS 160, but does not expect the adoption of these pronouncements to have a material impact on its financial position or results of operations.

I.	Reclassifications — Certain prior year balances have been reclassified to conform to the current period classification.
NOTE 3 — BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and contingent conversion of debentures. In computing diluted net loss per share for the three and six-months ended September 30, 2008 and 2007, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30,	September 30,
	2008	2007
Stock options	1,994,825	1,307,625
Stock warrants	2,305,432	2,255,432
Convertible debentures	1,192,380	1,192,380

Total	5,492,637	4,755,437

NOTE 4 — INVESTMENTS
     The following is a summary of available-for-sale securities:

Estimated
Fair Value
September 30, 2008
Mutual funds	$60,124

Total	$60,124

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
The cost of the Company’s short-term investments approximates their fair values.
NOTE 5 — INVENTORIES

	September 30,	March 31,
	2008	2008
Raw materials	$2,193,080	$1,766,892
Finished goods	5,721,566	6,769,101

Total	$7,914,646	$8,535,993

As of September 30, 2008 and March 31, 2008, 74% and 89%, respectively, of the raw materials and 3% and 6%, respectively, of finished goods were located outside of the United States.
Inventories are stated at the lower of weighted average cost or market.
NOTE 6 — RESTRICTED CASH
The Company maintains a cash account as collateral for an overdraft account and credit insurance totaling €506,243 or $731,455 (as translated at the exchange rate in effect on September 30, 2008) as of September 30, 2008.
NOTE 7 — OVERDRAFT ACCOUNTS
CB-IRL maintains overdraft coverage with a financial institution in Ireland of up to €200,000 or $288,974 (as translated at the exchange rate in effect on September 30, 2008). Overdraft balances included in notes payable totaled $0 and $95,911 at September 30, and March 31, 2008, respectively.
NOTE 8 — SENIOR NOTES PAYABLE, NOTES PAYABLE AND CAPITAL LEASE

	September 30,	March 31,
	2008	2008
Notes payable consist of the following:
Revolving credit facilities	$—	$415,264
Senior notes	9,796,233	9,354,861
Subordinated convertible notes	9,000,000	9,000,000

	18,796,233	18,770,485
Capital lease	3,145	8,891

Total	$18,799,378	$18,779,376

See Note 12 regarding the conversion of substantially all of the senior notes and all the subordinated convertible notes in connection with the closing of the October 2008 Series A Preferred Stock Purchase Agreement.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
NOTE 9 — STOCK OPTIONS AND WARRANTS
A.	Stock Options — In July 2003, the Company implemented the 2003 Stock Incentive Plan (the “Plan”) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals who contribute to the Company’s success by their ability, ingenuity and industry knowledge, and to enable such individuals to participate in the long-term success and growth of the Company by giving them an equity interest in the Company. There are 2,000,000 common shares reserved for distribution under the Plan, of which 5,175 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four or five year period and expire ten years after the grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as the Company does not have enough history trading as a public company to calculate its own stock price volatility. The expected term and vesting of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. SFAS No. 123R, “Share-Based Payment,” also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.
A summary of the options outstanding under the stock option plan is as follows:

	Six-months Ended September 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,617,625	$6.37	1,294,125	$7.19
Granted	555,700	0.30	48,500	6.93
Forfeited	(178,500)	6.56	(35,000)	6.51

Outstanding at end of period	1,994,825	4.66	1,307,625	7.20

Options exercisable at period end	866,300	7.02	679,575	7.10

Weighted average fair value of options granted during the period		$0.15		$3.23

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
     The following table represents information relating to stock options outstanding at September 30, 2008:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average Remaining		Average	Aggregate
		Life in		Exercise	Intrinsic
Range of Exercise Prices	Shares	Years	Shares	Price	value
$0.01 — $1.00	499,700	9.70	—	$0.21	$—
$1.01 — $2.00	115,500	9.40	24,250	1.53	—
$2.01 — $3.00	—	—	—	—	—
$3.01 — $4.00	250,000	9.12	—	3.09	—
$5.01 — $6.00	388,500	5.54	336,375	5.98	—
$6.01 — $7.00	59,500	8.66	51,250	6.77	—
$7.01 — $8.00	481,000	6.97	323,800	7.72	—
$8.01 — $9.00	200,625	7.78	130,625	9.00	—

	1,994,825	7.75	866,300	$4.66	$—

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	September 30,	September 30,
	2008	2007
Risk-free interest rates	2.92%	5.08%
Expected options life in years	5.18	7.00
Expected stock price volatility	50%	50%
Expected dividend yield	0%	0%
The following summarizes the activity of the Company’s stock options that have not vested for the six-months ended September 30, 2008:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested at April 1, 2008	762,675	$5.55
Granted	555,700	0.30
Canceled or expired	(90,800)	6.56
Vested	(99,050)	5.91

Nonvested at September 30, 2008	1,128,525	$2.85

As of September 30, 2008, there was $1,208,136 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.15 years. The total fair value of shares vested during the three-months ended September 30, 2008 and 2007 were $224,084 and $266,708, respectively, and $417,803 and $536,896, for the six-months ended September 30, 2008, and 2007, respectively.
Since no options were exercised, the Company did not recognize any related tax benefit for the six-months ended September 30, 2008 and 2007.
B. Stock Warrants — The outstanding and exercisable warrants as of September 30, and March 31, 2008 aggregated 2,305,432. The weighted average exercise price per warrant is $6.93. No warrants were issued or exercised during the six-months ended September 30, 2008.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
NOTE 10 — COMMITMENTS AND CONTINGENCIES
A.	On October 22, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a director of the Company, which enabled the Company to borrow up to $5,000,000. Any amounts outstanding under the credit facility bore interest at a rate of 10% per annum. Interest was payable quarterly. The maturity date of any amounts outstanding was the earlier of (i) one business day after the closing of financing transactions resulting in aggregate gross proceeds to the Company of at least $10,000,000 and (ii) February 28, 2009. No amounts were ever borrowed under the facility.

Upon entering into the credit agreement, the Company paid the lender a facility fee of $175,000. If the Company drew down any amount under the credit facility, upon the Company receiving its first advance, the Company would have had to pay the Lender an additional facility fee of $200,000. As additional consideration for entering into the credit facility, the Company issued to the Lender a warrant to purchase 50,000 shares of common stock, par value $0.01 per share, at an exercise price of $4.00 per share. The Company ascribed a fair value to the warrant of $59,801 and accounted for the warrant as a deferred financing cost that was amortized over the life of the underlying credit facility. During the three-months and six-months ended September 30, 2008, the Company recorded $11,213 and $22,425 of amortization expense in connection with the warrant, respectively.

In October 2008, this credit agreement was terminated in connection with the closing of the transaction described in Note 12. The remaining unamortized balance of $85,709 in deferred financing costs associated with the terminated facility will be expensed in the third quarter of fiscal 2009.

B.	Promissory Notes to Certain Executives — Due to the Company’s limited liquidity, the compensation committee recommended to the Board of Directors that five of the officers receive a promissory note in lieu of a cash bonus payment. These executives agreed to defer their annual bonuses and the Company issued to these executives an aggregate of $303,733 of promissory notes. These notes accrued interest at 4.5% and matured on December 31, 2008, subject to earlier termination or acceleration in certain circumstances.

These notes were subsequently paid in full in accordance with their terms in connection with the closing of the transaction described in Note 12.

C.	Retention arrangements — On July 15, 2008, the Company entered into written retention agreements with various officers in order to incentivize such executive officers to remain in the Company’s employment up to and following a “control event” as defined in the retention agreements. These retention agreements aggregated approximately $415,000. The retention agreements provide that if, on the 60th calendar day following the first “control event” following July 15, 2008, the Company continues to employ the executive officer in any capacity, then the Company will pay to the executive officer certain amounts. “Control event” is defined in the retention agreements as any of the following: (i) any change of control with respect to the Company; (ii) any sale of the Company; (iii) any financing with gross proceeds to the Company of at least $10,000,000; or (iv) the Company (together with its subsidiaries) sells assets, except for the products sold in the ordinary course of business, with an aggregate value of at least $10,000,000. The October 20, 2008 closing of the transaction described in Note 12 constituted a “control event” under the retention agreements as it was a financing with gross proceeds to the Company of at least $10,000,000.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
NOTE 11 — GEOGRAPHIC INFORMATION
The Company operates in one business segment — premium branded spirits. The Company’s product categories are vodka, rum, liqueurs and whiskey and it reports its operations in two geographic areas: International and United States.
The condensed consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the percentage of consolidated revenue and consolidated assets from the U.S. and foreign countries.

	For the three-months ended September 30,
	2008		2007
Revenue:
International	$1,755,320	23.6%	$3,488,992	39.1%
United States	5,675,780	76.4%	5,431,960	60.9%

Total revenue	$7,431,100	100%	$8,920,952	100%

Depreciation and amortization:
International	$22,277	9.1%	$22,411	7.9%
United States	222,075	90.9%	261,863	92.1%

Total depreciation and amortization	$244,352	100%	$284,274	100%

Income tax benefit:
United States	$37,038	100%	$37,038	100%

Revenues by category:
Vodka	$1,576,913	21.2%	$3,927,960	44.0%
Rum	2,396,183	32.3%	1,905,219	21.4%
Liqueurs	2,040,700	27.5%	1,940,863	21.8%
Whiskey	1,236,576	16.6%	1,010,289	11.3%
Other*	180,728	2.4%	136,621	1.5%

Total revenue	$7,431,100	100%	$8,920,952	100%

Assets:
International	$4,482,614	12.9%
United States	30,348,168	87.1%

Total assets	$34,830,782	100.0%

	For the six-months ended September 30,
	2008		2007
Revenue:
International	$2,969,928	22.3%	$5,192,622	35.7%
United States	10,352,567	77.7%	9,352,415	64.3%

Total revenue	$13,322,495	100%	$14,545,037	100%

Depreciation and amortization:
International	$45,177	9.3%	$43,984	7.9%
United States	442,682	90.7%	511,717	92.1%

Total depreciation and amortization	$487,859	100%	$555,701	100%

Income tax benefit:
United States	$74,076	100%	$74,076	100%

Revenues by category:
Vodka	$2,790,722	20.9%	$5,568,895	38.3%
Rum	4,533,607	34.1%	3,994,032	27.5%
Liqueurs	3,554,659	26.7%	2,989,653	20.5%
Whiskey	2,135,927	16.0%	1,772,332	12.2%
Other*	307,580	2.3%	220,125	1.5%

Total revenue	$13,322,495	100%	$14,545,037	100%

*	Includes related food products.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
NOTE 12 — SUBSEQUENT EVENTS
Preferred stock issuance — On October 20, 2008, the Company completed a private placement under a Series A Preferred Stock Purchase Agreement (“Purchase Agreement”) with Frost Gamma Investments Trust, Vector Group Ltd., I.L.A.R. S.p.A., Halpryn Group IV, LLC, Lafferty Limited, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, Hsu Gamma Investment, L.P., MZ Trading LLC and Richard J. Lampen (collectively, “Purchasers”). The Purchasers purchased 1,200,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $12.50 per share, which is, in effect upon conversion, $0.35 per share of the Company’s Common Stock. The Company received gross proceeds of $15,000,000, which the Company used to pay transaction expenses of approximately $1,700,000, satisfy outstanding obligations and for general corporate purposes. The issuance of the shares of Series A Preferred Stock was made under Section 4(2) of the Securities Act of 1933, as amended.
Each share of Series A Preferred Stock will be automatically converted into shares of Common Stock at a rate of 35.7143 shares of Common Stock for each share of Series A Preferred Stock, subject to adjustment as set forth in the Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”), when the Company amends its charter to make available a sufficient number of authorized but unissued and unreserved shares of the Common Stock to permit all then outstanding shares of Series A Preferred Stock to be converted.
The Company is evaluating the accounting treatment regarding the exchange of the senior notes and the convertible notes for preferred shares in connection with the closing of the Purchase Agreement. It currently estimates that it may record a pre-tax non-cash gain on the exchange of the notes of approximately $4,000,000 in the quarter ending December 31, 2008; however, the amount recognized may differ materially from the Company’s preliminary estimates.
Stockholder Meeting — As provided by the Purchase Agreement, the Company’s stockholders will be asked to vote on the following at the Company’s annual meeting that will be held on a date to be announced:
•	amendments to the Company’s charter to increase the authorized shares of the Company to 250,000,000 shares, 225,000,000 shares of which will be designated as Common Stock and 25,000,000 shares of which will be designated as preferred stock, and to permit stockholders to act by written consent and

•	the election of a to be determined number of directors designated by the Purchasers as the sole directors comprising the Board of Directors of the Company.
     The Purchasers will vote in favor of the foregoing proposals.
$2,000,000 Promissory Note — On October 15, 2008, Frost Gamma Investments Trust advanced $2,000,000 to the Company under a promissory note. The entire amount of this advance and $2,778 accrued interest thereon was offset against the portion of the purchase price payable by Frost Gamma Investments Trust at the closing of the Purchase Agreement. The promissory note bore interest at a rate equal to 10% per annum, calculated on the basis of a 360-day year based on the number of days elapsed including the first day.
Conversion and/or Amendment of Notes — In connection with the Purchase Agreement, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $9,700,000 plus $320,000 of accrued but unpaid interest, and all holders of the Company’s 6% convertible notes, in the principal amount of $9,000,000 plus $45,000 of accrued but unpaid interest, converted their notes into Series A Preferred Stock at a price per share of $12.50 and $23.21, respectively, which is, in effect upon conversion, $0.35 and $0.65 per share, respectively, of the Company’s Common Stock. The remaining unconverted 9% senior secured notes, in the principal amount of $300,000, were amended so that, among other things, (i) the maturity date was extended to May 31, 2014, (ii) the interest rate was reduced to 3%, payable at maturity, and (iii) the security interest in the Company’s collateral was terminated. Upon conversion of the 9% senior secured notes, the Company issued 801,608 shares of Series A Preferred Stock, convertible into approximately 28,628,869 shares of Common Stock. Upon conversion of the 6% convertible notes, the Company issued 389,703 shares of Series A Preferred Stock, convertible into approximately 13,917,960 shares of Common Stock. The remaining unamortized balance of $203,767 in deferred financing costs associated with the 9% senior secured notes will be expensed in the third quarter of fiscal 2009.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
Immediately following the Purchase Agreement closing, holders of Series A Preferred Stock (comprised of the Purchasers and the converting note holders, many of which were already current stockholders of the Company) owned, excluding prior ownership, approximately 85% of the Common Stock on an as-converted basis.
The report of the Company’s Independent Registered Public Accounting Firm contained in its 2008 Form 10-K contains an explanatory paragraph referring to an uncertainty concerning its ability to continue as a going concern. The cash investment from the Purchase Agreement closing, and the conversion of substantially all of the Company’s outstanding debt, provide the Company with sufficient funds to execute its planned operations for at least the next twelve months.
Termination of Credit Agreement — Upon the funding of the $2,000,000 promissory note, the Company terminated the $5,000,000 credit agreement it had entered into with Frost Nevada Investments Trust in October 2007. No amounts were ever borrowed under this facility. The remaining unamortized balance of $85,709 in deferred financing costs associated with the terminated facility will be expensed in the third quarter of fiscal 2009.
Change in Management and Board of Directors — In connection with the Purchase Agreement transaction, effective October 11, 2008, the Company’s Board of Directors appointed new management. Richard J. Lampen was appointed to serve as the Company’s interim President and Chief Executive Officer, and John Glover, the Company’s Senior Vice President — Marketing since February 20, 2008, was promoted to the position of Chief Operating Officer of US Operations. Upon execution of the Purchase Agreement, four of the Company’s directors, Keith A. Bellinger, Colm Leen, Kevin P. Tighe and Robert J. Flanagan, resigned. The remaining five directors unanimously appointed Phillip Frost, M.D., Glenn L. Halpryn, Richard J. Lampen and Micaela Pallini to fill such vacancies.
Participation by Directors and Executive Officers in Transaction — Below is a brief description of the participation by the Company’s directors and executive officers in the Purchase Agreement transaction:
•	Phillip Frost, M.D. controls Frost Gamma Investments Trust, which purchased 397,200 shares of Series A Preferred Stock in the Purchase Agreement transaction for $4,965,000. Dr. Frost is a director and, with his affiliates, is a principal stockholder of the Company. Dr. Frost, through Frost Nevada Investments Trust, converted $3,279,775 of principal and interest under the CB-USA 9% senior secured notes into 262,382 shares of Series A Preferred Stock in connection with the transaction. Dr. Frost also acquired, through Frost Gamma Investments Trust, senior notes in the amount of $1,394,550 and converted same into 111,564 shares of Series A Preferred Stock.
•	Under the Purchase Agreement, Mark Andrews, a director, former chief executive officer and former greater than 5% stockholder, together with members of his family, converted $516,500 of principal and interest under the CB-USA Corp. 9% senior secured notes into 41,320 shares of Series A Preferred Stock. Mr. Andrews also acquired additional senior secured notes in the amount of $154,950 and converted same into 12,396 shares of Series A Preferred Stock.

•	Glenn L. Halpryn, a director, is a member of Halpryn Group IV, LLC, a purchaser of $1,000,000 of the Series A Preferred Stock under the Purchase Agreement.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
•	Richard J. Lampen, a director and the Company’s interim president and chief executive officer, purchased $17,500 of the Series A Preferred Stock under the Purchase Agreement, and is the executive vice president of Vector Group Ltd., which purchased $4,000,000 of the Series A Preferred Stock under the Purchase Agreement and became a greater than 5% stockholder of the Company.

•	Micaela Pallini, a director of the Company, is a director and the head of production of I.L.A.R. S.p.A., which purchased $3,000,000 of the Series A Preferred Stock under the Purchase Agreement and became a greater than 5% stockholder of the Company. I.L.A.R. S.p.A. is a supplier to the Company under an exclusive marketing agreement.
Certificate of Designation of Series A Preferred Stock — The Certificate of Designation, which the Company filed with the Secretary of State of the State of Delaware on October 9, 2008, establishes the rights, designations, preferences, qualifications, privileges, limitations and restrictions of the Series A Preferred Stock.
Dividends — Dividends may be paid on the Common Stock only if dividends are paid on the Series A Preferred Stock in an amount for each such share of Series A Preferred Stock equal to or greater than the aggregate amount of such dividends for all shares of the Common Stock into which each such share of Series A Preferred Stock could then be converted.
Preference on Liquidation — In the event of any liquidation, dissolution or winding-up of the Company, the assets of the Company available for distribution to stockholders will be distributed as follows:
     • First, the holders of the Series A Preferred Stock will be entitled to receive, before any payment is made to holders of the Common Stock or any other junior securities, $0.01 per share of Series A Preferred Stock.
     • If the foregoing is insufficient to permit the payment to such holders of the full preferential amounts described above, then all of the Company’s assets will be distributed ratably among the holders of the Series A Preferred Stock in proportion to the amount of such Series A Preferred Stock owned by each such holder.
     • After paying in full the preferential amounts due the holders of Series A Preferred Stock, the remaining assets of the Company, if any, will be distributed among the holders of the shares of Series A Preferred Stock and Common Stock, pro rata based on the number of             shares held by each such holder, on an as-converted basis.
Voting — Holders of shares of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of the Company’s stockholders on an as-converted basis. Except as otherwise required by law, the holders of shares of Series A Preferred Stock and Common Stock will vote together as a single class, and not as separate classes.
Automatic Conversion — Each share of Series A Preferred Stock will automatically be converted into shares of Common Stock, at the then effective conversion rate, upon the filing of an amendment to the Company’s charter, which, once effective, makes available a sufficient number of authorized but unissued and unreserved shares of the Common Stock to permit all then outstanding shares of Series A Preferred Stock to be converted. The conversion rate is 35.7143 shares of Common Stock for each share of Series A Preferred Stock, and is subject to customary adjustment for dilutive issuances.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
Option Grants — On November 3, 2008, the Company granted ten-year stock options to purchase 1,000,000, 100,000, 100,000 and 100,000 shares of its common stock at an exercise price of $0.35 per share to Richard J. Lampen, Glenn L. Halpryn, Phillip Frost, M.D. and Micaela Pallini, respectively. Dr. Frost, Ms. Pallini and Mr. Halpryn serve as directors of the Company and Mr. Lampen serves as an executive officer and director of the Company. The options are conditioned upon the Company’s stockholders approving an amendment to its 2003 Stock Incentive Plan to increase the number of shares available for award under such plan. The exercise price was 35% in excess of the fair value ($0.26) of the common stock on the grant date. The options vest in four equal annual installments on each anniversary of the grant date, subject to earlier vesting upon certain events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
     This quarterly report on Form 10-Q includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “expects,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our 2008 Form 10-K and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:
•	our history of losses and expectation of further losses;

•	the effect of poor operating results on our company;

•	the effect of growth on our infrastructure, resources and existing sales;

•	our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands;

•	the impact of supply shortages and alcohol and packaging costs in general;

•	our ability to raise capital;

•	our relationships with distributors;

•	the success of our marketing activities;

•	our ability to fully utilize and retain new executives;

•	negative publicity surrounding our products or the consumption of beverage alcohol products in general;

•	our ability to acquire and/or maintain brand recognition and acceptance;

•	trends in consumer tastes;

•	our ability to protect trademarks and other proprietary information;

•	the impact of litigation;

•	the impact of federal, state, local or foreign government regulations;

•	the effect of competition in our industry; and

•	economic and political conditions generally, including the current recessionary economic environment and concurrent market instability.
     We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in, or implied by, these forward-looking statements, even if new information becomes available in the future.

Overview
     We develop and market premium branded spirits in several growing market categories, including vodka, rum, whiskey and liqueurs, and we distribute these spirits in all 50 U.S. states and the District of Columbia, in nine key international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Bulgaria, Russia and the Duty Free markets, and in a number of other countries in continental Europe. The brands we market include, among others, Pallini® liqueurs, Gosling’s Rum® , Clontarf® Irish Whiskey, Knappogue Castle Whiskey® , Jefferson’sTM, Jefferson’s Reserve® and Sam Houston® bourbons, and Boru® vodka.
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
     The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our 2008 Form 10-K, as well as in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Change in operational emphasis
     We continue to shift emphasis from a volume-oriented approach to a profit-centric focus. We will do so by adopting strategies and tactics to address the following:
•	Revenue growth from our existing brands;

•	Revenue growth from new brands acquired, including via ‘‘agency’’ relationships; and

•	Revenue growth from brands created to address as yet unsatisfied market needs.
     The organic growth of existing brands will be supported by a variety of sales and marketing initiatives. The first is recognition of the most profitable brands with re-focused concentration and emphasis upon sales of those brands. Our wholesaler relationships are critical to this effort and we are embarking upon an effort to improve and strengthen these relationships. The objective is an improvement in the penetration of both the on and off premise markets.
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
     We continue to restructure our international sales and distribution systems as several of our brands are in attractive growth categories internationally, and we intend to grow them via the development of an intensified network of distributors in desirable markets.

Cost containment
     We have taken significant steps over the past nine months to bring our costs down, resulting in a 15.8% decrease in selling expenses during the first six months of the fiscal year, as compared to the same period in the prior year. These steps included a restructuring of the international operations, a restructuring of the Gosling Castle Partners, Inc. working relationship and the elimination of unnecessary cost from our U.S. organization. Efforts to further reduce these expenses continue. We are also engaged in the process of managing costs by a rigorous application of effort to the reduce expense across the entire supply chain of our brands. We are examining each step of the process of sourcing our brands to both improve quality and reduce cost. In turn, this process examination will be followed by attention to our systems of work, with the goal of mapping, analyzing and redesigning these systems.
     As we discussed in our 2008 Form 10-K and again in our quarterly report on Form 10-Q filed for the quarter ended June 30, 2008, we have faced significant liquidity and capital resource issues. As a result, during the quarter ended September 30, 2008, we substantially curtailed our marketing activity and limited some of our sales and promotional activity. This caused us to the limit our presence in certain markets, thereby creating potential negative effects on our standing with our distributors and partners. While we can not quantify the effects of these reductions in sales support on our case sales, we reasonably expect that there is a negative effect on our sales in the current, and potentially, future quarters. However, with the infusion of $15.0 million from our issuance of our Series A Preferred Stock, we believe we are in a position to resume our marketing and sales activities.
Recent Events
Series A Preferred Stock Purchase Agreement
     As indicated in Note 12 to our consolidated financial statements, on October 20, 2008, we completed a private placement under a Series A Preferred Stock Purchase Agreement (“Purchase Agreement”) with Frost Gamma Investments Trust, Vector Group Ltd., I.L.A.R. S.p.A., Halpryn Group IV, LLC, Lafferty Limited, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, Hsu Gamma Investment, L.P., MZ Trading LLC and Richard J. Lampen (collectively, “Purchasers”). The Purchasers purchased 1,200,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $12.50 per share, which is, in effect upon conversion, $0.35 per share of our Common Stock. We received gross proceeds of $15.0 million, which we used to pay transaction expenses of approximately $1.7 million, satisfy outstanding obligations and for general corporate purposes. The issuance of the shares of Series A Preferred Stock was made under Section 4(2) of the Securities Act of 1933, as amended.
     Each share of Series A Preferred Stock will be automatically converted into shares of Common Stock at a rate of 35.7143 shares of Common Stock for each share of Series A Preferred Stock, subject to adjustment as set forth in the Certificate of Designation of the Series A Preferred Stock, when we amend our charter to make available a sufficient number of authorized but unissued and unreserved shares of the Common Stock to permit all then outstanding shares of Series A Preferred Stock to be converted.
     We are evaluating the accounting treatment regarding the exchange of the senior notes and the convertible notes for preferred shares in connection with the closing of the Purchase Agreement. We currently estimate that we may record a pre-tax non-cash gain on the exchange of the notes of approximately $4,000,000 in the quarter ending December 31, 2008; however, the amount recognized may differ materially from our preliminary estimates.
     $2 Million Promissory Note — On October 15, 2008, Frost Gamma Investments Trust advanced $2.0 million to us under a promissory note. The entire amount of this advance and $2,778 accrued interest thereon was offset against the portion of the purchase price payable by Frost Gamma Investments Trust at the closing of the Purchase Agreement. The promissory note bore interest at a rate equal to 10% per annum, calculated on the basis of a 360-day year based on the number of days elapsed including the first day.

     Conversion and/or Amendment of Notes — In connection with the Purchase Agreement, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $10.0 million plus $0.3 million of accrued but unpaid interest, and all holders of our 6% convertible notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into Series A Preferred Stock at a price per share of $12.50 and $23.21, respectively, which is, in effect upon conversion, $0.35 and $0.65 per share, respectively, of our common stock. The remaining unconverted 9% senior secured notes, in the principal amount of $0.3 million, were amended so that, among other things, (i) the maturity date was extended to May 31, 2014, (ii) the interest rate was reduced to 3%, payable at maturity, and (iii) the security interest in our collateral was terminated. Upon conversion of the 9% senior secured notes, we issued 801,608 shares of Series A Preferred Stock, convertible into approximately 28.6 million shares of common stock. Upon conversion of the 6% convertible notes, we issued 389,703 shares of Series A Preferred Stock, convertible into approximately 13.9 million shares of common stock. The remaining unamortized balance of $0.2 million in deferred financing costs associated with the 9% senior secured notes will be expensed in the third quarter of fiscal 2009.
     Immediately following the Purchase Agreement closing, holders of Series A Preferred Stock (comprised of the Purchasers and the converting note holders, many of which were already our current stockholders) owned, excluding prior ownership, approximately 85% of our common stock on an as-converted basis.
     The report of our Independent Registered Public Accounting Firm contained in our 2008 Form 10-K contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern. The cash investment from the Purchase Agreement closing, and the conversion of substantially all of our outstanding debt, provide us with sufficient funds to execute our planned operations for at least the next twelve months.
     Termination of Credit Agreement — Upon the funding of the $2.0 million promissory note, we terminated the $5.0 million credit agreement we had entered into with Frost Nevada Investments Trust in October 2007. No amounts were ever borrowed under this facility. The remaining unamortized balance of $0.1 million in deferred financing costs associated with the terminated facility will be expensed in the third quarter of fiscal 2009.
     Change in Management and Board of Directors — In connection with the Purchase Agreement transaction, effective October 11, 2008, our Board of Directors appointed new management. Richard J. Lampen was appointed to serve as our interim president and chief executive officer, and John Glover, our senior vice president — marketing since February 20, 2008, was promoted to the position of chief operating officer of US operations. Upon execution of the Purchase Agreement, four of our directors, Keith A. Bellinger, Colm Leen, Kevin P. Tighe and Robert J. Flanagan, resigned. The remaining five directors unanimously appointed Phillip Frost, M.D., Glenn L. Halpryn, Richard J. Lampen and Micaela Pallini to fill such vacancies.
     Participation by Directors and Executive Officers in Transaction — Below is a brief description of the participation by our directors and executive officers in the Purchase Agreement transaction:
•	Phillip Frost, M.D. controls Frost Gamma Investments Trust, which purchased 397,200 shares of Series A Preferred Stock in the Purchase Agreement transaction for $5.0 million. Dr. Frost is a director and, with his affiliates, is a principal stockholder our company. Dr. Frost, through Frost Nevada Investments Trust, converted $3.3 million of principal and interest under the CB-USA 9% senior secured notes into 262,382 shares of Series A Preferred Stock in connection with the transaction. Dr. Frost also acquired, through Frost Gamma Investments Trust, senior notes in the amount of $1.4 million and converted same into 111,564 shares of Series A Preferred Stock.

•	Under the Purchase Agreement, Mark Andrews, a director, former chief executive officer and former greater than 5% stockholder, together with members of his family, converted $0.5 million of principal and interest under the CB-USA 9% senior secured notes into 41,320 shares of Series A Preferred Stock. Mr. Andrews also acquired additional senior secured notes in the amount of $0.2 million and converted same into 12,396 shares of Series A Preferred Stock.

•	Glenn L. Halpryn, a director, is a member of Halpryn Group IV, LLC, a purchaser of $1.0 million of the Series A Preferred Stock under the Purchase Agreement.

•	Richard J. Lampen, a director and our interim president and chief executive officer, purchased $17,500 of the Series A Preferred Stock under the Purchase Agreement, and is the executive vice president of Vector Group Ltd., which purchased $4.0 million of the Series A Preferred Stock under the Purchase Agreement and became a greater than 5% stockholder.

•	Micaela Pallini, a director of our company, is a director and the head of production of I.L.A.R. S.p.A., which purchased $3.0 million of the Series A Preferred Stock under the Purchase Agreement and became a greater than 5% stockholder. I.L.A.R. S.p.A. is a supplier to us under an exclusive marketing agreement.
     Although in the last 12 months we have made significant reductions in our cash-burn, our ability to continue building our current brands and also our ability to attract new agency brands has been frustrated by our capital position. With this infusion of $15.0 million in equity and the conversion of approximately $19 million of debt and accrued interest to equity, we believe we have stabilized our company and are in a position to grow our current brands, pursue new agency relationships and acquire additional brands. We believe that this transaction has placed us on a much firmer footing and allows us to pursue our original vision of building our premium brands and representing other specialty brands which should accrue to the long-term benefit of our stockholders and better position us to achieve our goals.
Option Grants
     On November 3, 2008, we granted ten-year stock options to purchase 1,000,000, 100,000, 100,000 and 100,000 shares of our common stock at an exercise price of $0.35 per share to Richard J. Lampen, Glenn L. Halpryn, Phillip Frost, M.D. and Micaela Pallini, respectively. Dr. Frost, Ms. Pallini and Mr. Halpryn serve as directors of our company and Mr. Lampen serves as an executive officer and director of our company. The options are conditioned upon our stockholders approving an amendment to our 2003 Stock Incentive Plan to increase the number of shares available for award under such plan. The exercise price was 35% in excess of the fair value ($0.26) of our common stock on the grant date. The options vest in four equal annual installments on each anniversary of the grant date, subject to earlier vesting upon certain events.
Currency Translation
     The functional currencies for our foreign operations are the Euro in Ireland and continental Europe and the British pound in the United Kingdom. With respect to our condensed consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income (expenses).
     Where in this quarterly report we refer to amounts in Euros, British Pounds or Canadian Dollars, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. dollars in parenthesis. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2008, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2008, the exchange rate of the Euro, the British Pound and the Canadian Dollar in exchange for U.S. Dollars were €1.00 = U.S. $1.4449 (equivalent to U.S. $1.00 = €0.6921) for Euros, £1.00 = U.S. $1.8175 (equivalent to U.S. $1.00 = £0.5502) for British Pounds, and CAD $1.00 = U.S. $0.9631 (equivalent to U.S. $1.00 = CAD $1.0382) for Canadian Dollars.
     These conversions should not be construed as representations that the Euro, British Pound and Canadian Dollar amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.
Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.
Financial performance overview
     The following table sets forth certain information regarding our case sales for the three and six-months ended September 30, 2008 and 2007. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three-months ended		Six-months ended
	September 30,		September 30,
Case Sales	2008	2007	2008	2007
Cases:
United States	57,511	60,769	106,448	105,492
International	27,596	37,568	45,968	67,015

Total	85,107	98,337	152,416	172,507

Vodka	31,723	55,132	57,265	91,129
Rum	26,787	19,151	49,512	41,921
Liqueurs	17,138	17,078	29,787	27,496
Whiskey	9,459	6,976	15,852	11,961

Total	85,107	98,337	152,416	172,507

Percentage of Cases:
United States	67.6%	61.8%	69.8%	61.2%
International	32.4%	38.2%	30.2%	38.8%

Total	100.0%	100.0%	100.0%	100.0%

Vodka	37.3%	56.0%	37.6%	52.8%
Rum	31.5%	19.5%	32.5%	24.3%
Liqueurs	20.1%	17.4%	19.5%	16.0%
Whiskey	11.1%	7.1%	10.4%	6.9%

Total	100.0%	100.0%	100.0%	100.0%

     United States sales, which accounted for more than two-thirds of our sales in the current fiscal quarter, represent our sales to wholesalers. Depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand. Wholesalers typically order products from us based on their current inventory and anticipated depletions, and may periodically seek to adjust their carried inventory. As our products have gained acceptance in the marketplace, our wholesale distributors have increasingly been placing orders for “direct imports”, which are full container orders shipped directly to the wholesaler, instead of first being held by us or our agents at a bonded warehouse. While increases in direct imports are typically viewed as an increasing sign of health for our brands, they may result in periodic swings in orders for our products. We have engaged an outside company, Dimensional Insights, to track and provide us with depletion data (measuring the sales from our distributors to their retail customers), which generally demonstrates consumer purchases of our products, which is measured in smaller increments than distributor orders and therefore a more consistent reporting metric. This allows us to monitor depletion data.
     Our international market continues to struggle, as evidenced by the reduction in case sales volume in the current fiscal year when compared to prior year period results, as our distributor in the Republic of Ireland has been unable to stabilize distribution in the market. While we anticipate a resolution to the underlying issues will be reached in the near term, including moving our products to a new distributor, the adverse impact on our international sales is expected to continue at least through our next two fiscal quarters.
     Consolidated inventory has decreased $1.4 million during the current quarter. Due to our limited liquidity and our need to conserve cash, we limited production during the current quarter and reduced our inventory levels. However, with the infusion of $15.0 million in October 2008 from our issuance of our Series A Preferred Stock, we have resumed the inventory build towards planned third quarter of fiscal 2009 levels. Management has adjusted relevant purchase plans to allow inventory levels to be adequate in relation to our projected inventory movement plan for the coming fiscal quarters.
Results of operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Three-months Ended		Six-months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.4%	72.2%	67.8%	68.3%

Gross profit	31.6%	27.8%	32.2%	31.7%

Selling expense	52.1%	49.7%	54.8%	59.6%
General and administrative expense	28.9%	23.4%	31.7%	28.5%
Depreciation and amortization	3.3%	3.2%	3.7%	3.8%

Loss from operations	(52.7)%	(48.5)%	(58.0)%	(60.2)%

Other income	0.1%	0.0%	0.2%	0.0%
Other expense	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Foreign exchange gain (loss)	(24.5)%	12.1%	(14.4)%	8.0%
Interest expense, net	(7.1)%	(3.5)%	(7.8)%	(5.5)%
Current credit on derivative financial instrument	0.0%	0.0%	0.0%	1.3%
Income tax benefit	0.5%	0.4%	0.6%	0.5%
Minority interests	1.4%	2.8%	1.3%	3.4%

Net loss	(82.5)%	(36.8)%	(78.3)%	(52.6)%

Three-months Ended September 30, 2008 Compared With Three-months Ended September 30, 2007
     Net sales. Net sales decreased $1.5 million, or 16.7%, to $7.4 million in the three-months ended September 30, 2008 from $8.9 million in the comparable prior period. Historically, our sales in Ireland have been made ‘‘in-bond’’, net of excise taxes. In September 2007, we made an initial sale to our distributor in Ireland ‘‘ex-bond’’ that included $1.9 million in excise taxes and VAT. The $1.9 million of excise tax is included in the prior period net sales. Net of the effects of this one-time increase to net sales in the 2007 period, net sales during the three-months ended September 30, 2008 increased as they were positively affected by our continued focus on our more profitable brands and markets and our overall pricing strategy.

As discussed above, our international market continues to struggle, as evidenced by a 26.5% reduction in case sales volume in the current quarter when compared to the prior year period.
     Our U.S. case sales as a percentage of total case increased to 67.6% during the three-months ended September 30, 2008 as compared to 61.8% in the comparable period in 2007. As a result of our shift in emphasis from a volume-oriented approach to a profit-centric approach, we have adjusted the level and focus of our sales and marketing efforts in certain U.S. markets to yield more profitable results. This shift has resulted in a contraction of Boru case sales in these markets. This percentage of total case sales sold in the U.S. continues to reflect the momentum of our portfolio in the U.S., particularly for Gosling’s rums and the Pallini liqueurs, combined with the decrease in international case sales, in particular in the Republic of Ireland.
     The table below presents the increase or decrease, as applicable, in our case sales by product category for the three-months ended September 30, 2008 as compared to the prior year period:

	Increase (decrease) in		Percentage
	case sales		increase (decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(23,409)	(6,181)	(42.5)%	(23.7)%
Rum	7,636	2,220	39.9%	12.9%
Liqueurs	59	698	0.3%	4.6%
Whiskey	2,483	4	35.6%	0.2%

Total	(13,231)	(3,259)	(13.5)%	(5.4)%

     Gross profit. Gross profit decreased 5.6% to $2.3 million during the three-months ended September 30, 2008 from $2.5 million in the comparable prior period, while our gross margin increased to 31.6% during the three-months ended September 30, 2008 compared to 27.8% for the comparable prior period.
     The absolute decrease in gross profit reflected our decreased level of case sales. As described in the “Net sales” section above, the increase in gross margin percentage is a result of the effects of the $1.9 million of excise tax included in the prior year period from our initial sale to our distributor in Ireland. The effect of this one-time event was offset by the positive effects of price increases on certain of our products as part of an overall pricing strategy, coupled with a change in product mix of some of our higher margin products, including shifts in both brands and sizes.
     Selling expense. Selling expense decreased 12.7% to $3.9 million in the three-months ended September 30, 2008 from $4.4 million in the comparable prior year period. This decrease in selling expense was attributable to our cost containment efforts described above, including a decrease in advertising, marketing and promotional expense (“AMP”) of $0.3 million in the current period when compared to the comparable prior year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $0.3 million in the current period against the comparable prior year period.
     However, as a result of the $1.9 million in excise tax included in net sales in the prior year period, selling expense as a percentage of net sales increased to 52.1% in the three-months ended September 30, 2008 as compared to 49.7% for the comparable prior year period.
     General and administrative expense. General and administrative expense remained relatively flat at $2.1 million in the three-months ended September 30, 2008 when compared to $2.1 million in the comparable prior year period. Net changes in general and administrative expense included a $0.2 million increase in compensation expense, offset by a decrease of $0.1 million in professional fees. However, as a result of the $1.9 million in excise tax included in net sales in the prior year period, general and administrative expense as a percentage of net sales increased to 28.9% in the three-months ended September 30, 2008 compared to 23.4% for the comparable prior year period.

     Depreciation and amortization. Depreciation and amortization during the quarter ended September 30, 2008 was approximately the same as the comparable prior year quarter at $0.3 million.
     Loss from operations. As a result of the foregoing, our loss from operations improved $0.4 million to ($3.9) million for the three-months ended September 30, 2008 from ($4.4) million in the comparable prior year period.
     Other income(expense),net. Other income(expense), net, decreased to ($2.2) million during the three-months ended September 30, 2008 from $1.0 million in the comparable prior period. The major components of this category include a change in foreign exchange, net interest income(expense) and minority interest.
     Foreign exchange loss during the three-months ended September 30, 2008 was ($1.9) million as compared to a gain of $1.1 million in the comparable prior period. The current period loss is attributable to the effects of the strengthening dollar against the euro and the British pound in the current period on our Euro denominated intercompany loans to our foreign subsidiaries.
     Net interest expense increased to ($0.5) million from ($0.3) million during the three-months ended September 30, 2008. This increase to net interest expense was primarily due to a decrease in interest income due to a decrease in excess cash available for investment.
     Minority interest during the three-months ended September 30, 2008 amounted to a credit of $0.1 million as compared to a credit of $0.3 million in the comparable prior year period as a result of a reduced loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss. As a result of the net effects of the above, in particular the $3.0 million dollar negative effect of the change in foreign currency exchange rates, the net loss attributable to common stockholders for the three-months ended September 30, 2008 increased 87.0% to ($6.1) million from ($3.3) million in the comparable prior year period.
Six-months Ended September 30, 2008 Compared With Six-months Ended September 30, 2007
     Net sales. Net sales decreased $1.2 million, or 8.4%, to $13.3 million in the six-months ended September 30, 2008 from $14.5 million in the comparable prior year period. Historically, our sales in Ireland have been made ‘‘in-bond’’, net of excise taxes. In September 2007, we made an initial sale to our distributor in Ireland ‘‘ex-bond’’ that included $1.9 million in excise taxes and VAT. The $1.9 million of excise tax is included in the prior year period net sales. Net of the effects of this one-time increase to net sales in the 2007 period, net sales during the six-months ended September 30, 2008 increased as they were positively affected by our continued focus on our more profitable brands and markets and our overall pricing strategy. As discussed above, our international market continues to struggle, as evidenced by a 31.4% reduction in case sales volume in the six-months ended September 30, 2008 when compared to the prior year period.
     Our U.S. case sales as a percentage of total case sales increased to 69.8% during the six-months ended September 30, 2008 as compared to 61.2% in the comparable period in 2007. As a result of our shift in emphasis from a volume-oriented approach to a profit-centric approach, we have adjusted the level and focus of our sales and marketing efforts in certain U.S. markets to yield more profitable results. This shift has resulted in a contraction of Boru case sales in these markets. This percentage of total case sales sold in the U.S. continues to reflect the momentum of our portfolio in the U.S., particularly for Gosling’s rums and the Pallini liqueurs, combined with the decrease in international case sales, in particular in the Republic of Ireland.

     The table below presents the increase or decrease, as applicable, in our case sales by product category for the six-months ended September 30, 2008 as compared to the prior year period:

	Increase (decrease) in		Percentage
	case sales		increase (decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(33,864)	(6,784)	(37.2)%	(15.2)%
Rum	7,591	4,471	18.1%	13.9%
Liqueurs	2,291	3,332	8.3%	13.8%
Whiskey	3,891	(63)	32.5%	(1.3)%

Total	(20,091)	956	(11.6)%	0.9%

     Gross profit. Gross profit decreased 6.9% to $4.3 million during the six-months ended September 30, 2008 from $4.6 million in the comparable prior period, while our gross margin increased to 32.2% during the six-months ended September 30, 2008 compared to 31.7% for the comparable prior period.
     The absolute decrease in gross profit reflected our decreased level of case sales. As described in the “Net sales” section above, the increase in gross margin percentage is a result of the effects of the $1.9 million of excise tax included in the prior period from our initial sale to our distributor in Ireland. The effect of this one-time event was offset by the positive effects of price increases on certain of our products as part of an overall pricing strategy, coupled with a change in product mix of some of our higher margin products, including shifts in both brands and sizes.
     Selling expense. Selling expense decreased 15.8% to $7.3 million in the six-months ended September 30, 2008 from $8.7 million in the comparable prior year period. This decrease in selling expense was attributable to our cost containment efforts described above, including a decrease in advertising, marketing and promotional expense (“AMP”) of $0.8 million in the current year period when compared to the comparable prior year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $0.6 million in the current year period against the comparable prior year period. As a result of the foregoing, selling expense as a percentage of net sales decreased to 54.8% in the six-months ended September 30, 2008 as compared to 59.6% for the comparable prior year period.
     General and administrative expense. General and administrative expense remained relatively flat at $4.2 million in the six-months ended September 30, 2008 when compared to $4.2 million in the comparable prior year period. Net changes in general and administrative expense included a $0.4 million increase in compensation expense, offset by a decrease of $0.2 million in professional fees. However, as a result of the $1.9 million in excise tax included in net sales in the prior, general and administrative expense as a percentage of net sales increased to 31.7% in the six-months ended September 30, 2008 compared to 28.5% for the comparable prior year period.
     Depreciation and amortization. Depreciation and amortization decreased 12.2% to $0.5 million during the six-months ended September 30, 2008 from $0.6 million in the comparable prior year period.
     Loss from operations. As a result of the foregoing, our loss from operations improved $1.1 million to ($7.7) million for the six-months ended September 30, 2008 from ($8.8) million in the comparable prior year period.

     Other income(expense),net. Other income(expense), net, decreased to ($2.8) million during the six-months ended September 30, 2008 from $1.1 million in the comparable prior year period. The major components of this category include a change in foreign exchange, net interest income(expense) and minority interest.
     Foreign exchange loss during the six-months ended September 30, 2008 was ($1.9) million as compared to a gain of $1.2 million in the comparable prior year period. The current period loss is attributable to the effects of the strengthening dollar against the euro and the British pound in the current period on our Euro denominated intercompany loans to our foreign subsidiaries.
     Net interest expense increased to ($1.0) million from ($0.8) million during the six-months ended September 30, 2008. This increase to net interest expense was primarily due to a decrease in interest income due to a decrease in excess cash available for investment.
     Minority interest during the six-months ended September 30, 2008 amounted to a credit of $0.2 million as compared to a credit of $0.5 million in the comparable prior year period as a result of a reduced loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss. As a result of the net effects of the above, in particular the $3.1 million dollar negative effect of the change in foreign currency exchange rates, the net loss attributable to common stockholders for the three-months ended September 30, 2008 increased 35.8% to ($10.4) million from ($7.7) million in the comparable prior year period.
Liquidity and capital resources
     Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three and six-months ended September 30, 2008, we had a net loss of $6.1 million and $10.4 million, respectively, and used cash of $3.3 million and $4.6 million, respectively, in operating activities. As of September 30, 2008, we had an accumulated deficiency of $98.0 million. We were obligated to pay $10.0 million in principal pertaining to senior notes maturing in May 2009. These conditions raised substantial doubt about our ability to continue as a going concern. The report of our Independent Registered Public Accounting Firm contained in our 2008 Form 10-K also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.
     We continue to implement a plan supporting the continued growth of existing brands through a variety of sales and marketing initiatives that we expect will generate cash flows from operations. As part of this plan, we intend to grow our business through continued expansion to new markets and within existing markets, as well as strengthening distributor relationships. We are also seeking additional brands and agency relationships to leverage the existing distribution platform, as well as a systematic approach to expense reduction, improvements in routes to market and production cost containment to improve existing cash flow.
     As described in Note 12 to our condensed consolidated financial statements, on October 20, 2008, we completed a private placement with certain investors of $15.0 million of our Series A Preferred Stock. In connection with the transaction, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $10.0 million plus accrued but unpaid interest, and all holders of our 6% convertible notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into shares of Series A Preferred Stock. The closing of the cash investment and the conversion of substantially all of our outstanding debt provide us with sufficient funds to execute our planned operations for at least the next twelve months.
     As of September 30, 2008, we had stockholders’ equity of $6.3 million and working capital deficit of $1.0 million, compared to $14.8 million and $16.7 million, respectively, as of March 31, 2008. The decrease in working capital is attributable to the $10.0 million in principal of our senior notes due May 31, 2009, which was classified as a current liability in our condensed consolidated financial statements at September 30, 2008, combined with a decrease in accounts receivable, an increase in accounts payable and accrued expenses, and a decrease in cash equivalents and short-term investments.

     As of September 30, 2008, we had cash and cash equivalents and short-term investments of approximately $0.9 million, as compared to $5.8 million as of March 31, 2008. The decrease is directly attributable to our operational losses incurred during the current fiscal year, which required the sale of $4.2 million of our short-term investments to fund operations (see “Investing activities” below). At September 30, 2008, we also had approximately $0.7 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for an overdraft account and creditors’ insurance.
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
     We expect that we will require increasing amounts of working capital to finance our inventory levels in the United States. For our internationally produced brands, there is a three-to-four month production and shipping lead time between the time of order placement and the time the product is available for sale. This lead time has required us to maintain sufficient inventories to properly service our customers.
Cash flows
     The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Six-months ended
	September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	($4,644)	($14,557)
Investing activities	4,066	(2,365)
Financing activities	(95)	19,462
Effects of foreign currency translation	(26)	—

Net (decrease)increase in cash and cash equivalents	($699)	$2,540

     Operating activities. We have used a substantial portion of our available cash to fund our operating activities. In general, these cash funding requirements are based on operating cash losses, driven chiefly by our sizable investment in selling and marketing. We have also utilized cash to fund our receivables and inventories. In general, these increases are only partially offset by increases in our accounts payable to our suppliers and accrued expenses. Our business has incurred significant losses since inception.
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

     In the six-months ended September 30, 2008, net cash used in operating activities was $4.6 million, consisting primarily of losses from our operations of $10.4 million and an increase in prepaid expenses of $0.4 million. These uses of cash were offset, in part, by a decrease in accounts receivable of $1.4 million, increases in accounts payable and accrued expenses and due to related parties of $1.2 million and $0.4 million, respectively, and by non-cash charges for depreciation and amortization and stock-based compensation expense of $0.5 million and $0.4 million, respectively, and the non-cash effects of changes in foreign currency rate of $1.7 million.
     Investing activities. We fund operating activities primarily with cash and short-term investments. Net cash provided by investing activities was $4.1 million during the six-months ended September 30, 2008, representing net proceeds from sale of certain short-term investments.
     Financing activities. Net cash used in financing activities during the six-months ended September 30, 2008 was $0.1 million, represented by net proceeds from bank facility notes payable of our Ireland subsidiary.
Recent accounting pronouncements
     On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157, “Fair Value Measurements” (“SFAS 157”) in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on our financial position and results of operations.
     In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not believe the adoption of SFAS 162 will have a material effect on our condensed consolidated financial statements.
     In April 2008, FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” (“SFAS 141(R)”) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We are currently evaluating the impact of FSP FAS 142-3, but does not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.
     In December 2007, FASB issued proposed FSP157-b, “Effective Date of FASB Statement No. 157,” (“FSP157-b”) that would permit a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies SFAS 157 in interim or annual financial statements before proposed FSP 157-b is finalized. We are currently evaluating the impact, if any, that the adoption of FSP157-b will have on our operating income or net earnings.

     On December 4, 2007, the FASB issued SFAS No. 141(R) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS 141 and that accounting previously completed under SFAS 141 should not be modified as of or after the date of adoption of SFAS 141(R). We are currently evaluating the impact of SFAS 141(R) and SFAS 160, but do not expect the adoption of these pronouncements to have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     As of September 30, 2008, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosure About Fair Value of Financial Investments.” We hold no investment securities that would require disclosure of market risk.
     Our short-term investments consist primarily of money market accounts and mutual funds that are highly liquid in nature and represent the investment of cash that is available for current operations. These short-term investments are carried at fair market value.
     We do participate from time to time in certain foreign exchange currency future contracts programs to limit our risk and the potential impact of currency fluctuations on our product costs. When placing a product order, we attempt to lock in its cost by buying forward contracts on euros coinciding with the projected payment dates for such purchases. Individual forward contracts rarely extend for more than six months or exceed €200,000 ($289,000). Depending upon the term of the contract, the cost of these transactions can vary between approximately 50 to 150 basis points. As of September 30, 2008, we had no forward contracts outstanding.

Item 4T.	Controls And Procedures
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

     Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the period covered by this report, effective October 11, 2008, our Board of Directors appointed Richard J. Lampen to replace Donald L. Marsh as our principal executive officer.
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
     There were no material changes to the risk factors previously disclosed in our annual report on Form 10-K, as amended, for the period ended March 31, 2008.

Item 5.	Other Information
     On July 15, 2008, we entered into retention agreements with the following executive officers: John Glover, Alfred Small, John Soden, T. Kelley Spillane and Seth Weinberg. The retention agreements provide that if, on the 60th calendar day following the first “Control Event” following July 15, 2008, the executive officer continues to be employed by us in any capacity, then we will pay to the executive officer the following amount:

Executive Officer	Retention Payment
John Glover	$75,000
Alfred Small	$52,500
John Soden	€72,100
T. Kelley Spillane	$75,000
Seth Weinberg	$75,000
     “Control Event” is defined in the retention agreements as any of the following: (i) any Change of Control with respect to our company or the execution by us of any agreement for a transaction that could result in a Change of Control; (ii) any sale of our company or the execution by us of any agreement for a transaction that could result in our sale of; (iii) any financing with gross proceeds to us of at least $10,000,000; or (iv) we (together with our subsidiaries) sells assets, except for our products sold in the ordinary course of business, with an aggregate value of at least $10,000,000. The October 20, 2008 closing of the Series A Convertible Preferred Stock private placement constituted a “control event” under the retention agreements as it was a financing with gross proceeds to us of at least $10,000,000.
     The form of retention agreement is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of Retention Agreement

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer)

November 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Retention Agreement

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.