Form 10-Q
period 2008-12-31
Castle Brands Inc
filed 2009-02-17
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
Commission File Number 001-32849
CASTLE BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2103550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 East 42nd Street, Suite 4700	10168
New York, New York	(Zip Code)
(Address of principal executive offices)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Company had 101,033,764 shares of $0.01 par value common stock outstanding at February 17, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,227,750	$1,552,385
Short-term investments	3,651,506	4,231,644
Accounts receivable — net of allowance for doubtful accounts of $246,342 and $230,967	7,555,111	7,544,445
Due from affiliates	73,997	61,596
Inventories	8,090,330	8,535,993
Prepaid expenses and other current assets	786,523	811,711

TOTAL CURRENT ASSETS	26,385,217	22,737,774

EQUIPMENT — net	643,254	753,317

OTHER ASSETS
Intangible assets — net of accumulated amortization of $3,050,762 and $2,517,199	13,057,570	13,591,191
Goodwill	3,745,287	3,745,287
Restricted cash	721,973	799,864
Other assets	147,659	509,493

TOTAL ASSETS	$44,700,960	$42,136,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital lease	$2,044	$99,784
Accounts payable	4,082,848	2,818,910
Accrued expenses	2,549,251	2,142,845
Due to stockholders and affiliates	1,176,966	919,758

TOTAL CURRENT LIABILITIES	7,811,109	5,981,297

LONG-TERM LIABILITIES
Senior notes payable	—	9,649,109
Notes payable and capital lease, less current maturities	300,000	9,001,335
Deferred tax liability	2,296,102	2,407,216

TOTAL LIABILITIES	10,407,211	27,038,957

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTERESTS	143,706	309,810

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,391,311 and none issued and outstanding at December 31, and March 31, 2008, respectively	23,913	—
Common stock, $.01 par value, 45,000,000 shares authorized; 15,629,776 shares issued and outstanding at December 31, and March 31, 2008, respectively	156,298	156,298
Additional paid-in capital	134,478,704	104,806,044
Accumulated deficiency	(100,220,195)	(87,546,011)
Accumulated other comprehensive loss	(288,677)	(2,628,172)

TOTAL STOCKHOLDERS’ EQUITY	34,150,043	14,788,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,700,960	$42,136,926

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Sales, net*	$6,912,185	$6,401,749	$20,234,680	$20,946,786

Cost of sales*	4,754,560	6,323,052	13,793,173	16,264,311

Gross profit	2,157,625	78,697	6,441,507	4,682,475

Selling expense	3,960,445	5,011,180	11,263,894	13,685,410

General and administrative expense	2,952,799	2,072,462	7,171,196	6,224,491

Depreciation and amortization	240,020	236,150	727,879	791,851

Loss from operations	(4,995,639)	(7,241,095)	(12,721,462)	(16,019,277)

Other income	31,590	—	56,974	—

Other expense	(9,841)	(19,255)	(38,053)	(40,719)

Foreign exchange (loss) gain	(940,981)	144,454	(2,861,969)	1,304,389

Interest expense, net	(526,363)	(392,919)	(1,560,607)	(1,193,733)

Gain on exchange of 6% convertible subordinated notes	4,173,716	—	4,173,716	—

Current credit on derivative financial instrument	—	—	—	189,397

Income tax benefit	37,038	37,038	111,114	111,114

Minority interests	(8,062)	613,877	166,103	1,105,267

Net loss	$(2,238,542)	$(6,857,900)	$(12,674,184)	$(14,543,562)

Net loss per common share, basic and diluted	$(0.14)	$(0.44)	$(0.81)	$(0.96)

Weighted average shares used in computation, basic and diluted	15,629,776	15,629,776	15,629,776	15,141,981

*	Sales, net and Cost of sales include excise taxes of $1,068,649 and $896,035 for the three-months ended December 31, 2008 and 2007, respectively, and $3,173,839 and $5,197,091 for the nine-months ended December 31, 2008 and 2007, respectively.
See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

							Accumulated
					Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Preferred Stock		Common Stock		Capital	Deficiency	Loss	Equity
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2008		$—	15,629,776	$156,298	$104,806,044	$(87,546,011)	$(2,628,172)	$14,788,159

Comprehensive loss:
Net loss						(12,674,184)		(12,674,184)
Foreign currency translation adjustment							2,339,495	2,339,495

Total comprehensive loss								(10,334,689)

Issuance of Series A Preferred Stock, net of issuance costs	1,200,000	12,000			13,167,250			13,179,250
Exchange of 9% senior notes, including accrued interest	801,608	8,016			10,012,084			10,020,100
Exchange of 6% convertible subordinated notes, including accrued interest (net of gain on conversion of $4,173,716)	389,703	3,897			4,867,387			4,871,284
Stock-based compensation					1,625,939			1,625,939

BALANCE, DECEMBER 31, 2008	2,391,311	$23,913	15,629,776	$156,298	$134,478,704	$(100,220,195)	$(288,677)	$34,150,043

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,674,184)	$(14,543,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	727,879	791,851
Provision for doubtful accounts	61,222	186,752
Minority interest in net loss of consolidated subsidiary	(166,103)	(1,105,267)
Loss on disposal of equipment	—	1,068
Amortization of deferred financing costs	474,493	484,369
Current credit on derivative financial instrument	—	(189,397)
Income tax benefit	(111,114)	(111,114)
Effect of changes in foreign exchange	2,651,764	(1,304,813)
Stock-based compensation expense	1,625,939	807,268
(Reversal of provision) provision for obsolete inventories	(252,241)	1,681,293
Non-cash interest charge	350,981	—
Gain on exchange of 6% convertible subordinated notes	(4,173,716)	—
Changes in operations, assets and liabilities:
Increase in accounts receivable	(335,890)	(1,586,986)
Increase in due from affiliates	(13,719)	—
Decrease (increase) in inventory	479,948	(883,438)
Decrease in prepaid expenses and supplies	14,905	62,239
Increase in other assets	—	(25,882)
Increase (decrease) in accounts payable and accrued expenses	2,342,323	(1,769,774)
Increase (decrease) in due to related parties	325,535	(219,366)

Total adjustments	4,002,206	(3,181,197)

NET CASH USED IN OPERATING ACTIVITIES	(8,671,978)	(17,724,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(111,881)	(236,614)
Acquisition of intangible assets	(21,536)	(20,219)
Short-term investments — purchased	(3,650,000)	(10,000,000)
Short-term investments — sold	4,230,138	8,741,090
Increase in other assets	(112,659)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	334,062	(1,515,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable — net	(88,784)	(433,266)
Payments of obligations under capital lease	(3,164)	(2,745)
Increase in restricted cash	(8,613)	(179,800)
Issuance of common stock	—	21,014,609
Payments for costs of common stock issuance	—	(1,396,123)
Proceeds from promissory note	2,000,000	—
Issuance of Series A Preferred Stock	13,000,000	—
Payments for costs of Series A Preferred Stock issuance	(1,820,750)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,078,689	19,002,675

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(65,408)	23,933

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,675,365	(213,894)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,552,385	1,004,957

CASH AND CASH EQUIVALENTS — END OF PERIOD	$6,227,750	$791,063

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Nine months ended December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES

Exchange of 9% senior notes, including all accrued interest, by issuance of Series A Preferred Stock	$10,020,100	$—
Exchange of 6% convertible subordinated notes, including all accrued interest, by issuance of Series A Preferred Stock	$9,045,000	$—
Conversion of promissory note	$2,002,778	$—

Interest paid	$1,307,163	$730,254
See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited
NOTE 1 — GOING CONCERN
     The accompanying condensed consolidated financial statements have been prepared assuming that Castle Brands Inc. (the “Company”) will continue as a going concern. The Company has incurred significant operating losses and has not generated positive cash flows from its operating activities since inception. For the three and nine-months ended December 31, 2008, the Company had a net loss of $2,238,542 and $12,674,184, respectively, and used cash of $4,277,648 and $8,921,978, respectively, in operating activities. As of December 31, 2008, the Company had an accumulated deficiency of $100,220,195. In addition, the Company was previously obligated to pay $10,000,000 in principal pertaining to senior notes maturing in May 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The report of the Company’s Independent Registered Public Accounting Firm contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2008 (“2008 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), also contained an explanatory paragraph referring to an uncertainty concerning its ability to continue as a going concern.
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
     As further described in Note 9 herein, on October 20, 2008, the Company completed a private placement of $15,000,000 of its Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Company incurred approximately $1,800,000 in expenses associated with this transaction. In connection with the transaction, substantially all of the holders of Castle Brands (USA) Corp.’s (“CB-USA”) 9% senior secured notes, in the principal amount of $9,700,000 plus accrued but unpaid interest, and all holders of the Company’s 6% convertible subordinated notes, in the principal amount of $9,000,000 plus accrued but unpaid interest, converted their notes into shares of Series A Preferred Stock. Management anticipates that the closing of the cash investment and the conversion of substantially all of the outstanding debt provide the Company with sufficient funds to execute its planned operations for at least the next twelve months.
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
A.	Description of business and business combination — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, CB-USA and McLain & Kyne, Ltd. (“McLain & Kyne”), and its wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited (“CB-UK”), and its 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

As used herein, the “Company” refers to Castle Brands Inc. and, where appropriate, it also refers collectively

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
to Castle Brands Inc. and its direct and indirect subsidiaries, including its majority owned GCP subsidiary.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of fine spirit brands of vodka, whiskey, rums and liqueurs in the United States, Canada, Europe, Latin America and the Caribbean. Except for Gosling’s rums and the bourbon products, which are bottled in the United States, all of the Company’s products are imported from Europe. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2008 and March 31, 2008, goodwill and other indefinite lived intangible assets that arose from acquisitions were $3,745,287. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), impairment of goodwill must be tested at least annually by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid.

The fair value of each reporting unit was determined at March 31, 2008 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. Such valuations resulted in the Company recording a goodwill impairment loss of $8,750,000 for the year ended March 31, 2008. Such adjustments were attributable to downward revisions of earnings forecasted for future years, an increase in the incremental borrowing rate due to operating results that were worse than anticipated and an overall decrease in the value of the comparable companies.

D.	Impairment of long-lived assets — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company concluded that there was no impairment during the three and nine-months ended December 31, 2008.

E.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and Great Britain, are tax paid and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse” the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. Historically, the Company’s sales in Ireland have been made “in-bond”, net of excise taxes. In September 2007, the Company made an initial sale to its new distributor in Ireland “ex-bond” that included $1,861,995 million in excise taxes and VAT. These taxes are reflected in both the Company’s revenues and cost of sales as an equal increase to both.

F.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland, and the British Pound in the United Kingdom. The translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in accompanying condensed consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
procured by CB-IRL and billed in Euros to the U.S. entities, with the risk of foreign exchange gain or loss resting with CB-USA. In addition, the Company has funded the continuing operations of the international subsidiaries. At each balance sheet date, the Euro denominated intercompany balances included on the books of CB-IRL are restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

G.	Income taxes — Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has adopted the provisions of FASB interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The Company has recognized no adjustment for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of December 31, 2008.

The tax years 2006 through 2008 remain open to examination by federal and state tax jurisdictions.

The Company has various foreign subsidiaries for which tax years 2002 through 2008 remain open to examination in certain foreign tax jurisdictions.

H.	Recent accounting pronouncements

In June 2008, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company does not anticipate the adoption of EITF 07-5 will have a material impact on its results of operations, cash flows or financial condition.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). The Company does not anticipate that the adoption of FSP No. APB 14-1 will have a material impact on its results of operations, cash flows or financial condition.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption of SFAS 162 will have a material effect on its operations, cash flows or financial condition.

In April 2008, FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 No. (R), “Business Combinations,” (“SFAS 141(R)”) and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the impact of FSP FAS 142-3, but does not expect the

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
adoption of this pronouncement to have a material impact on its financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 141(R) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS 141 and that accounting previously completed under SFAS 141 should not be modified as of or after the date of adoption of SFAS 141(R). The Company has evaluated the impact of SFAS 141(R) and SFAS 160, and the adoption of these pronouncements will have a material impact on its financial position and results of operations.

The table below sets forth the preliminary estimated impact of the retrospective application of the adoption of SFAS 141(R) and SFAS 160 on April 1, 2009 on net loss per common share for the fiscal year ending March 31, 2009:

	Three months	Nine months
	ended	ended
	December 31,	December 31,
	2008	2008
Net loss per common share — as reported	$(0.14)	$(0.81)
Effect of adoption of SFAS 141(R) and SFAS 160	0.00	(0.01)

Net loss per common share — as adjusted	$(0.14)	$(0.82)

I.	Capital and Credit Market Crisis — The recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming months and possibly years and the Company will continue to perform assessments to determine the impact, if any, on its condensed consolidated financial statements.
NOTE 3 — BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon the conversion of the Series A Preferred Stock, the exercise of stock options and warrants and contingent conversion of debentures. In computing diluted net loss per share for the three and nine-months ended December 31, 2008 and 2007, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures and Series A Preferred Stock is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Series A Preferred Stock	85,403,988	—	85,403,988	—
Stock options	1,994,825	1,557,625	1,994,825	1,557,625
Stock warrants	2,198,314	2,305,432	2,198,314	2,305,432
Convertible debentures	1,192,380	1,192,380	1,192,380	1,192,380

Total	90,789,507	5,055,437	90,789,507	5,055,437

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
NOTE 4 — INVESTMENTS
The following is a summary of available-for-sale securities:

	December 31,	March 31,
	2008	2008

Money market accounts	$990,896	$2,041,810
Mutual funds	—	2,189,834
Certificates of deposit	2,660,610	—

Total	$3,651,506	$4,231,644

The cost of the Company’s short-term investments approximates their fair values.
NOTE 5 — INVENTORIES

	December 31,	March 31,
	2008	2008
Raw materials	$1,954,545	$1,766,892
Finished goods	6,135,785	6,769,101

Total	$8,090,330	$8,535,993

As of December 31, 2008 and March 31, 2008, 75% and 89%, respectively, of the raw materials and 3% and 6%, respectively, of finished goods were located outside of the United States.
Inventories are stated at the lower of weighted average cost or market.
NOTE 6 — RESTRICTED CASH
At December 31, 2008, the Company had € 512,132 or $721,973 (as translated at the exchange rate in effect on December 31, 2008) of cash restricted from withdrawal and held by a bank in Ireland as collateral for an overdraft account and creditors’ insurance.
NOTE 7 — OVERDRAFT ACCOUNTS
CB-IRL maintains overdraft coverage with a financial institution in Ireland of up to € 200,000 or $281,948 (as translated at the exchange rate in effect on December 31, 2008). Overdraft balances included in notes payable totaled $0 and $95,911 at December 31, and March 31, 2008, respectively.
NOTE 8 — NOTES PAYABLE AND CAPITAL LEASE

	December 31,	March 31,
	2008	2008
Notes payable consist of the following:
Revolving credit facility	$—	$95,911
Senior secured notes	300,000	9,649,109
Convertible subordinated notes	—	9,000,000

Subtotal	300,000	18,745,020
Capital lease	2,044	5,208

Total	$302,044	$18,750,228

See Note 9 regarding the conversion of substantially all of the senior secured notes and all the subordinated convertible notes to equity and the termination of the credit facility in connection with the closing of the October 2008 Series A Preferred Stock Purchase Agreement.
NOTE 9 — PREFERRED STOCK
Preferred stock issuance — On October 20, 2008, the Company completed a private placement under a Series A Preferred Stock Purchase Agreement (“Purchase Agreement”) with Frost Gamma Investments Trust, Vector Group Ltd., I.L.A.R. S.p.A., Halpryn Group IV, LLC, Lafferty Limited, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, Hsu Gamma Investment, L.P., MZ Trading LLC and Richard J. Lampen (collectively, “Purchasers”). The Purchasers purchased 1,200,000 shares of Series A Preferred Stock for $12.50 per share, which is, in effect upon conversion, $0.35 per share of the Company’s Common Stock. The Company received gross

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
proceeds of $15,000,000, portions of which the Company used to pay transaction expenses of approximately $1,800,000, to satisfy outstanding obligations and for general corporate purposes.
Each share of Series A Preferred Stock automatically converted into Common Stock at a rate of 35.7143 shares of Common Stock for each share of Series A Preferred Stock, as set forth in the Certificate of Designation of the Series A Preferred Stock, when the Company amended its charter on January 21, 2009, as described in Note 13. The Company issued 85,403,988 shares of Common Stock upon the conversion of the Series A Preferred Stock.
Conversion and/or Amendment of Notes — In connection with the Purchase Agreement, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $9,700,000 plus $321,000 of accrued but unpaid interest, and all holders of the Company’s 6% convertible subordinated notes, in the principal amount of $9,000,000 plus $45,000 of accrued but unpaid interest, converted their notes into Series A Preferred Stock at a price per preferred share of $12.50 and $23.21, respectively, which is, in effect upon conversion, $0.35 and $0.65 per share, respectively, of the Company’s Common Stock. The remaining unconverted 9% senior secured notes, in the principal amount of $300,000, were amended so that, among other things, (i) the maturity date was extended to May 31, 2014, (ii) the interest rate was reduced to 3%, payable at maturity and (iii) the security interest in the Company’s collateral was terminated. Upon conversion of the 9% senior secured notes, the Company issued 801,608 shares of Series A Preferred Stock, convertible into approximately 28,628,869 shares of Common Stock. Upon conversion of the 6% convertible subordinated notes, the Company issued 389,703 shares of Series A Preferred Stock, convertible into approximately 13,917,960 shares of Common Stock. The remaining unamortized balance of $203,767 in deferred financing costs associated with the 9% senior secured notes was recognized as an expense in the quarter ended December 31, 2008 and is included in interest expense, net in the accompanying condensed consolidated financial statements.
As a result of this transaction, the Company recorded a pre-tax non-cash gain on the exchange of the 6% convertible subordinated notes of $4,173,716 in the quarter ended December 31, 2008.
$2,000,000 Promissory Note and Termination of Credit Agreement — On October 15, 2008, Frost Gamma Investments Trust advanced $2,000,000 to the Company under a promissory note. The entire amount of this advance and $2,778 accrued interest thereon was offset against the portion of the purchase price payable by Frost Gamma Investments Trust at the closing of the Purchase Agreement. The promissory note bore interest at a rate equal to 10% per annum. Upon the funding of the $2,000,000 promissory note, the Company terminated the $5,000,000 credit agreement it had entered into with Frost Nevada Investments Trust in October 2007 described in Note 11. No amounts were ever borrowed under the October 2007 facility. The remaining unamortized balance of $85,709 in deferred financing costs associated with the terminated facility was recognized as an expense in the quarter ended December 31, 2008 and is included in interest expense, net in the accompanying condensed consolidated financial statements.
NOTE 10 — STOCK OPTIONS AND WARRANTS
Stock Options — In July 2003, the Company implemented the 2003 Stock Incentive Plan (the “Plan”) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals who contribute to the Company’s success by their ability, ingenuity and industry knowledge, and to enable such individuals to participate in the long-term success and growth of the Company by giving them an equity interest in the Company. At December 31, 2008 there were 2,000,000 common shares reserved for distribution under the Plan, of which 5,175 remained available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four or five year period and expire ten years after the grant date. The Plan was amended in connection with the 2008 annual meeting as described in Note 13.
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
A summary of the options outstanding under the stock option plan is as follows:

	Nine months Ended December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	1,617,625	$6.37	1,294,125	$7.19
Granted	555,700	0.30	298,500	3.71
Forfeited	(178,500)	6.56	(35,000)	6.51

Outstanding at end of period	1,994,825	4.66	1,557,625	6.54

Options exercisable at period end	1,994,825	4.66	698,700	7.10

Weighted average fair value of options granted during the period		$2.20		$1.27
All outstanding options vested on October 20, 2008 upon completion of the Series A Preferred Stock transaction described in Note 9. The Company recognized $1,208,136 in stock-based compensation expense upon vesting.
The following table represents information relating to stock options outstanding at December 31, 2008:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
		Life in		Exercise	Intrinsic
Range of Exercise Prices	Shares	Years	Shares	Price	value

$0.01 — $1.00	499,700	9.44	499,700	$0.21	$4,997
$1.01 — $2.00	115,500	9.15	115,500	1.53	—
$3.01 — $4.00	250,000	8.87	250,000	3.09	—
$5.01 — $6.00	388,500	5.29	388,500	5.98	—
$6.01 — $7.00	59,500	8.40	59,500	6.77	—
$7.01 — $8.00	481,000	6.71	481,000	7.72	—
$8.01 — $9.00	200,625	7.53	200,625	9.00	—

	1,994,825	7.66	1,994,825	$4.66	$4,997

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	December	December
	31,	31,
	2008	2007
Risk-free interest rates	2.92%	4.92%
Expected options life in years	5.18	6.75
Expected stock price volatility	50%	50%
Expected dividend yield	0%	0%
Since no options were exercised, the Company did not recognize any related tax benefit for the nine-months ended December 31, 2008 and 2007.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
Stock Warrants — The outstanding and exercisable warrants as of December 31, and March 31, 2008 aggregated 2,198,314. The weighted average exercise price per warrant is $6.93. No warrants were issued or exercised during the nine-months ended December 31, 2008.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Credit Agreement — On October 22, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a director of the Company, which enabled the Company to borrow up to $5,000,000. Any amounts outstanding under the credit facility bore interest at a rate of 10% per annum. Interest was payable quarterly. The maturity date of any amounts outstanding was the earlier of (i) one business day after the closing of financing transactions resulting in aggregate gross proceeds to the Company of at least $10,000,000 and (ii) February 28, 2009. No amounts were ever borrowed under the facility. In October 2008, this credit agreement was terminated in connection with the transaction described in Note 9.
Litigation and Arbitration — In December 2008, the Company’s former President and Chief Operating Officer initiated an arbitration proceeding against the Company before the American Arbitration Association. He alleges, among other things, that the Company breached the employment agreement between the Company and him by not paying him certain amounts in connection with the termination of his employment. He seeks compensatory damages from the Company representing one year base salary and bonus, certain benefits, liquidated damages, statutory interest and attorney’s fees. The Company believes his claims are without merit and intends to vigorously defend against them.
NOTE 12 — GEOGRAPHIC INFORMATION
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

	Three months ended December 31,
	2008		2007

Revenue:
International	$1,677,387	24.3%	$1,880,092	29.4%
United States	5,234,798	75.7%	4,521,657	70.6%

Total revenue	$6,912,185	100%	$6,401,749	100%

Depreciation and amortization:
International	$20,130	8.4%	$23,312	9.9%
United States	219,890	91.6%	212,838	90.1%

Total depreciation and amortization	$240,020	100%	$236,150	100%

Income tax benefit:
United States	$37,038	100%	$37,038	100%

Revenues by category:
Vodka	$1,510,176	21.8%	$1,410,477	22.0%
Rum	2,168,587	31.4%	1,620,016	25.3%
Liqueurs	1,473,385	21.3%	1,541,200	24.1%
Whiskey	1,636,253	23.7%	1,757,580	27.5%
Other*	123,784	1.8%	72,476	1.1%

Total revenue	$6,912,185	100%	$6,401,749	100%

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

	December 31,
	2008		2007

Assets:
International	$5,219,450	11.7%	7,339,200	13.1%
United States	39,481,510	88.3%	48,867,260	86.9%

Total assets	$44,700,960	100.0%	56,206,460	100%

	Nine months ended December 31,
	2008		2007

Revenue:
International	$4,647,315	23.0%	$7,072,714	33.8%

United States	15,587,365	77.0%	13,874,072	66.2%

Total revenue	$20,234,680	100%	$20,946,786	100%

Depreciation and amortization:
International	$65,308	9.0%	$67,296	8.5%
United States	662,571	91.0%	724,555	91.5%

Total depreciation and amortization	$727,879	100%	$791,851	100%

Income tax benefit:
United States	$111,114	100%	$111,114	100%

Revenues by category:
Vodka	$4,300,897	21.3%	$6,979,373	33.3%
Rum	6,702,194	23.1%	5,614,047	26.8%
Liqueurs	5,028,044	24.8%	4,530,850	21.6%
Whiskey	3,772,181	18.6%	3,529,912	16.9%
Other*	431,364	2.1%	292,604	1.4%

Total revenue	$20,234,680	100%	$20,946,786	100%

*	Includes related food products.
NOTE 13 — SUBSEQUENT EVENTS
Stockholder Meeting — The Company’s stockholders approved the following at the Company’s annual meeting that was held on January 21, 2009:
•	an amendment to the Company’s charter to increase the authorized shares of the Company to 250,000,000 shares, 225,000,000 shares of which are designated as Common Stock and 25,000,000 shares of which are designated as preferred stock;

•	an amendment to the Company’s charter to permit stockholders to act by written consent;

•	the election of nine directors designated by the Purchasers as the sole directors comprising the Board of Directors of the Company; and

•	amendments to the Company’s 2003 Stock Incentive Plan, as amended, to increase the number of shares available to be granted under the plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year.
Option Grants — On November 3, 2008, the Company granted ten-year stock options to purchase 1,000,000, 100,000, 100,000 and 100,000 shares of its common stock at an exercise price of $0.35 per share to Richard J. Lampen, Glenn L. Halpryn, Phillip Frost, M.D. and Micaela Pallini, respectively. Dr. Frost, Ms. Pallini and Mr. Halpryn serve as directors of the Company and Mr. Lampen serves as an executive officer and director of the Company. The options were conditioned upon the Company’s stockholders approving an amendment to its 2003

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
Stock Incentive Plan to increase the number of shares available for award under such plan. This condition was satisfied on January 21, 2009 with the approval of the increase in the number of authorized shares available under the plan. The exercise price was 35% in excess of the fair value ($0.26) of the common stock on the grant date. The options vest in four equal annual installments on each anniversary of the grant date, subject to earlier vesting upon certain events. The Company will determine the fair value of the options granted and will record the charge over the vesting period, beginning in the fourth quarter of fiscal 2009.
Restricted Stock Grants — On December 16, 2008, the Company’s Compensation Committee approved the grant of restricted common stock in lieu of cash retention payments under the retention agreements dated June 15, 2008 between the Company and each of John Glover, T. Kelley Spillane and Alfred J. Small, executive officers of the Company. Messrs. Glover, Spillane and Small received 214,286, 214,286 and 150,000 restricted common shares, respectively. The restricted stock vests in two equal annual installments on each anniversary of the date of grant. The grants were subject to stockholder approval of the increase in the number of shares available under the plan.

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
     This quarterly report on Form 10-Q includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “expects,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our 2008 Form 10-K and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:
•	our limited operating history;

•	our history of losses and expectation of further losses;

•	the effect of poor operating results on our company;

•	the adequacy of our cash resources and our ability to raise additional capital;

•	the effect of growth on our infrastructure, resources and existing sales;

•	our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands;

•	the impact of supply shortages and alcohol and packaging costs in general, as well as our dependency on a limited number of suppliers;

•	our relationships with and our dependency on our distributors;

•	the success of our marketing activities;

•	our ability to fully utilize and retain new executives;

•	negative publicity surrounding our products or the consumption of beverage alcohol products in general;

•	our ability to acquire and/or maintain brand recognition and acceptance;

•	trends in consumer tastes;

•	our ability to protect trademarks and other proprietary information;

•	the impact of litigation;

•	the impact of federal, state, local or foreign government regulations;

•	the effect of competition in our industry; and

•	economic and political conditions generally, including the current recessionary economic environment and concurrent market instability.
     We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in, or implied by, these forward-looking statements, even if new information becomes available in the future.
Overview
     We develop and market premium branded spirits in several growing market categories, including vodka, rum, whiskey and liqueurs, and we distribute these spirits in all 50 U.S. states and the District of Columbia, in nine key international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Bulgaria, Russia and the Duty Free markets, and in a number of other countries in continental Europe. The brands we market include, among others, Pallini ® liqueurs, Gosling’s Rum ® , Clontarf ® Irish Whiskey, Knappogue Castle Whiskey ® , Jefferson’s TM, Jefferson’s Reserve ® and Sam Houston ® bourbons, and Boru ® vodka.
     Our current growth strategy focuses on:
•	aggressive brand development to encourage case sale and revenue growth of our existing portfolio of brands through sales and promotional activities; and

•	the selective addition of complementary premium brands through a combination of strategic initiatives, including acquisitions, joint ventures and long-term exclusive distribution arrangements.
     The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our 2008 Form 10-K, as well as in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Change in operational emphasis
     We continue to shift emphasis from a volume-oriented approach to a profit-centric focus. We are adopting strategies and tactics to address the following:
•	revenue growth from our existing brands;

•	revenue growth from new brands acquired, including via “agency” relationships; and

•	revenue growth from brands created to address as yet unsatisfied market needs.
     The organic growth of existing brands is being supported by a variety of sales and marketing initiatives. The first is recognition of the most profitable brands with re-focused concentration and emphasis upon sales of those brands. Our wholesaler relationships are critical to this effort and we continue our efforts to improve and strengthen these relationships. The objective is an improvement in the penetration of both the on and off premise markets.
     We are seeking additional relationships to round out our brand portfolio. We have developed specific criteria that we are employing in our determination of acceptability of certain brands. By using these criteria, we improve the likelihood of selecting brands that will continue our track record of rapid brand growth.
     We continue to restructure our international sales and distribution systems as several of our brands are in attractive growth categories internationally, and we intend to grow them via the development of an intensified network of distributors in desirable markets.
Cost containment
     We have taken significant steps over the past nine months to reduce our costs, resulting in a 17.7% decrease in selling expenses during the first nine months of the fiscal year, as compared to the same period in the prior year. These steps included:
•	staff reductions in both the U.S. and international operations;

•	a restructuring of our international distribution system;

•	changing distributor relationships in certain markets;

•	a restructuring of the Gosling-Castle Partners, Inc. working relationship;

•	moving production of certain products to a more cost-effective facility in the U.S.; and

•	reduction in general and administrative costs, including professional fees, insurance, occupancy and other overhead costs.
Efforts to further reduce expenses continue. We are also engaged in the process of managing costs through a rigorous expense reduction effort across the entire supply chain of our brands. We are examining each step of the process of sourcing our brands to both improve quality and reduce cost. In turn, this process examination will be followed by attention to our systems and processes, with the goal of mapping, analyzing and improving these systems.
     As we previously disclosed, we have faced significant liquidity and capital resource issues. As a result, during the nine-months ended December 31, 2008, we substantially curtailed our marketing activity and limited some of our sales and promotional activity. This caused us to the limit our presence in certain markets, thereby creating potential negative effects on our standing with our distributors and partners. While we can not quantify the potential effects of these reductions in sales support on our case sales, we expect a negative effect on our sales in the current, and potentially, future quarters.
Recent Events
     Series A Preferred Stock Purchase Agreement
     As indicated in Note 9 to the accompanying condensed consolidated financial statements, on October 20, 2008, we completed a private placement under a Series A Preferred Stock Purchase Agreement (“Purchase Agreement”) with Frost Gamma Investments Trust, Vector Group Ltd., I.L.A.R. S.p.A., Halpryn Group IV, LLC, Lafferty Limited, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, Hsu Gamma Investment, L.P., MZ Trading LLC and Richard J. Lampen (collectively, “Purchasers”). The Purchasers purchased 1.2 million shares of our Series A Preferred Stock for $12.50 per share, which is, in effect upon conversion, $0.35 per share of our Common Stock. We received gross proceeds of $15.0 million, which we used to pay transaction expenses of approximately $1.8 million, to satisfy outstanding obligations and for general corporate purposes.
     Each share of Series A Preferred Stock automatically converted into Common Stock at a rate of 35.7143 shares of Common Stock for each share of Series A Preferred Stock, as set forth in the Certificate of Designation of the Series A Preferred Stock, when we amended our charter on January 21, 2009. We issued 85.4 million shares of Common Stock upon the conversion of the Series A Preferred Stock.
     Conversion and/or Amendment of Notes — In connection with the Purchase Agreement, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $10.0 million plus $0.3 million of accrued but unpaid interest, and all holders of our 6% convertible subordinated notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into Series A Preferred Stock at a price per preferred share of $12.50 and $23.21, respectively, which is, in effect upon conversion, $0.35 and $0.65 per share, respectively, of our common stock. The remaining unconverted 9% senior secured notes, in the principal amount of $0.3 million, were amended so that, among other things, (i) the maturity date was extended to May 31, 2014, (ii) the interest rate was reduced to 3%, payable at maturity and (iii) the security interest in our collateral was terminated. Upon conversion of the 9% senior secured notes, we issued 0.8 million shares of Series A Preferred Stock, convertible into approximately 28.6 million shares of common stock. Upon conversion of the 6% convertible subordinated notes, we issued 0.4 million shares of Series A Preferred Stock, convertible into approximately 13.9 million shares of common stock. The remaining unamortized balance of $0.2 million in deferred financing costs associated with the 9% senior secured notes was recognized as an expense in the quarter ended December 31, 2008 and is included in interest expense, net in the accompanying condensed consolidated financial statements.
     As a result of this transaction, we recorded a pre-tax non-cash gain on the exchange of the 6% convertible subordinated notes of $4.2 million in the quarter ended December 31, 2008.
     $2,000,000 Promissory Note and Termination of Credit Agreement — On October 15, 2008, Frost Gamma Investments Trust advanced $2.0 million to us under a promissory note. The entire amount of this advance and accrued interest thereon was offset against the portion of the purchase price payable by Frost Gamma Investments Trust at the closing of the Purchase Agreement. The promissory note bore interest at a rate equal to 10% per annum. Upon the funding of the $2.0 million promissory note, we terminated the $5.0 million credit agreement we had entered into with Frost Nevada Investments Trust in October 2007 described in Note 11 to the accompanying condensed consolidated financial statements. No amounts were ever borrowed under the October 2007 facility. The remaining unamortized balance of $0.1 million in deferred financing costs associated with the terminated facility was recognized as an expense in the quarter ended December 31, 2008 and is included in interest expense, net in the accompanying condensed consolidated financial statements.
     Although in the last 12 months we have made significant reductions in our cash-burn, our ability to continue building our current brands and also our ability to attract new agency brands has been frustrated by our capital position. With this infusion of $15.0 million in equity and the conversion of $19.0 million of debt and accrued interest to equity, we believe we have stabilized our company and are in a position to grow our current brands, pursue new agency relationships and acquire additional brands. We believe that this transaction has placed us on firmer footing and allows us to pursue our original vision of building our premium brands and representing other specialty brands which should accrue to the long-term benefit of our stockholders and better position us to achieve our goals.
Stockholder Meeting — Our stockholders approved the following at our annual meeting that was held on January 21, 2009:
•	an amendment to our charter to increase the authorized shares to 250 million shares, 225 million shares of which are designated as Common Stock and 25 million shares of which are designated as preferred stock;

•	an amendment to our charter to permit stockholders to act by written consent;

•	the election of nine directors designated by the Purchasers as the sole directors comprising our Board of Directors; and

•	amendments to the our 2003 Stock Incentive Plan, as amended, to increase the number of shares available to be granted under the plan from two million to 12.0 million and to establish the maximum number of shares issuable to any one individual in any particular year.
Option Grants — On November 3, 2008, we granted ten-year stock options to purchase 1,000,000, 100,000, 100,000 and 100,000 shares of our common stock at an exercise price of $0.35 per share to Richard J. Lampen, Glenn L. Halpryn, Phillip Frost, M.D. and Micaela Pallini, respectively. Dr. Frost, Ms. Pallini and Mr. Halpryn serve as directors of our company and Mr. Lampen serves as an executive officer and director of our company. The options were conditioned upon our stockholders approving an amendment to our 2003 Stock Incentive Plan to increase the number of shares available for award under such plan. This condition was satisfied on January 21, 2009 with the approval of the increase in the number of authorized shares available under the plan. The exercise price was 35% in excess of the fair value ($0.26) of the common stock on the grant date. The options vest in four equal annual installments on each anniversary of the grant date, subject to earlier vesting upon certain events. We will determine the fair value of the options granted and will record the change over the vesting period beginning in the fourth quarter of fiscal 2009.
Restricted Stock Grants — On December 16, 2008, our Compensation Committee approved the grant of restricted common stock in lieu of cash retention payments under the retention agreements dated June 15, 2008 between us and each of John Glover, T. Kelley Spillane and Alfred J. Small, executive officers of ours. Messrs. Glover, Spillane and Small will each receive 0.2 million restricted common shares. The restricted stock will vest in two equal annual installments on each anniversary of the date of grant. The grants were subject to stockholder approval of the increase in the number of shares available under the plan.
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
     Where in this quarterly report we refer to amounts in Euros, British Pounds or Canadian Dollars, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2008, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2008, the exchange rate of the Euro, the British Pound and the Canadian Dollar in exchange for U.S.

Dollars were € 1.00 = U.S. $1.4097 (equivalent to U.S. $1.00 = € 0.7094) for Euros, £1.00 = U.S. $1.4479 (equivalent to U.S. $1.00 = £0.6907) for British Pounds, and CAD $1.00 = U.S. $0.8183 (equivalent to U.S. $1.00 = CAD $1.2220) for Canadian Dollars.
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
Financial performance overview
     The following table sets forth certain information regarding our case sales for the three and nine-months ended December 31, 2008 and 2007. The data in the following table is based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three months ended		Nine months ended
	December 31,		December 31,
Case Sales	2008	2007	2008	2007

Cases:
United States	53,393	46,427	159,841	151,920
International	26,491	23,107	72,459	90,122

Total	79,884	69,534	232,300	242,042

Vodka	27,573	26,702	84,837	117,831
Rum	23,156	17,491	72,669	59,412
Liqueurs	14,392	14,768	44,179	42,264
Whiskey	14,763	10,573	30,615	22,535

Total	79,884	69,534	232,300	242,042

Percentage of Cases:
United States	66.8%	66.8%	68.8%	62.8%
International	33.2%	33.2%	31.2%	37.2%

Total	100.0%	100.0%	100.0%	100.0%

Vodka	34.5%	38.4%	36.5%	48.7%
Rum	29.0%	25.2%	31.3%	24.5%
Liqueurs	18.0%	21.2%	19.0%	17.5%
Whiskey	18.5%	15.2%	13.2%	9.3%

Total	100.0%	100.0%	100.0%	100.0%

     United States case sales, which accounted for more than two-thirds of our case sales in the current fiscal quarter, represent our sales to wholesalers. Depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand. Wholesalers typically order products from us based on their current inventory and anticipated depletions, and may periodically seek to adjust their carried inventory. As our products have gained acceptance in the marketplace, our wholesale distributors have increasingly been placing orders for “direct imports”, which are full container orders shipped directly to the wholesaler, instead of first being held by us or our agents at a bonded warehouse. While increases in direct imports are typically viewed as an increasing sign of health for our brands, they may result in periodic swings in orders for our products. We have engaged an outside company, Dimensional Insights, to track and provide us with depletion data (measuring the sales from our distributors to their retail customers), which generally demonstrates consumer purchases of our products, which is measured in smaller increments than distributor orders and therefore a more consistent reporting metric. This allows us to monitor depletion data.
     Our international market continues to struggle, as evidenced by the reduction in case sales volume in the current fiscal year when compared to prior year period results, as our distributor in the Republic of Ireland has been unable to stabilize distribution in the market. While we anticipate a resolution to the underlying issues will be reached in the near term, including moving our products to a new distributor, the adverse impact on our international sales is expected to continue in the near term.
Results of operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8%	98.8%	68.2%	77.6%

Gross profit	31.2%	1.2%	31.8%	22.4%

Selling expense	57.3%	78.3%	55.7%	65.3%
General and administrative expense	42.7%	32.4%	35.4%	29.7%
Depreciation and amortization	3.5%	3.7%	3.6%	3.8%

Loss from operations	(72.3)%	(113.2)%	(62.9)%	(76.4)%

Other income	0.4%	0.0%	0.3%	0.0%
Other expense	(0.1)%	(0.3)%	(0.2)%	(0.2)%
Foreign exchange (loss) gain	(13.6)%	2.2%	(14.0)%	6.3%
Interest expense, net	(7.6)%	(6.1)%	(7.7)%	(5.7)%
Gain on exchange of 6% convertible subordinated notes	60.4%	0.0%	20.6%	0.0%
Current credit on derivative financial instrument	0.0%	0.0%	0.0%	0.9%
Income tax benefit	0.5%	0.6%	0.5%	0.5%
Minority interests	(0.1)%	9.6%	0.8%	5.3%

Net loss	(32.4)%	(107.2)%	(62.6)%	(69.3)%

Three months ended December 31, 2008 Compared With Three months ended December 31, 2007
     Net sales. Net sales increased $0.5 million, or 8.0%, to $6.9 million in the three months ended December 31, 2008 from $6.4 million in the comparable prior period due to an increase in overall case sales volume when compared to the prior year period, and our continued focus on our more profitable brands and markets and our overall pricing strategy. Included in current period sales is $0.2 million for the one-time sale of substantially our entire inventory of British Royal Navy Imperial Rum. These goods were sold near carrying value as part of our effort to monetize slow-moving assets and reduce working capital needs.
     Overall case sales increased during the quarter ended December 31, 2008. Our U.S. case sales as a percentage of total case sales remained unchanged at 66.8% during the three months ended December 31, 2008 as compared to the same period in 2007. As a result of our shift in emphasis from a volume-oriented approach to a profit-centric approach, we have adjusted the level and focus of our sales and marketing efforts in certain U.S. markets to yield more profitable results. This shift has resulted in a reduced growth rate for Boru vodka case sales in these markets and an increase in the growth rate of our other brands in the U.S., particularly for Gosling’s rums.
     The table below presents the increase or decrease, as applicable, in our case sales by product category for the three months ended December 31, 2008 as compared to the prior year period:

	Increase (decrease) in		Percentage
	case sales		increase (decrease)
	Overall	U.S.	Overall	U.S.

Vodka	871	185	3.3%	1.0%
Rum	5,665	5,533	32.4%	49.5%
Liqueurs	(376)	872	(2.5)%	6.9%
Whiskey	4,190	375	39.6%	11.3%

Total	10,350	6,965	14.9%	15.0%

     Gross profit. Gross profit increased to $2.2 million during the three months ended December 31, 2008 from $0.1 million in the same year period, while our gross margin increased to 31.2% during the three months ended December 31, 2008 compared to 1.2% for the same period in 2007.
     The absolute increase in gross profit reflected our increased level of case sales, improvements in certain of our markets, a focus on more profitable brands and our overall pricing strategy. In addition, our gross profit in the prior year quarter was negatively affected by a $1.7 million increase in our allowance for obsolete and slow moving inventory recorded in that period. During the current period we recouped $0.1 million of the allowance by selling certain items included in the original allowance.
     Selling expense. Selling expense decreased 21.0% to $4.0 million in the three months ended December 31, 2008 from $5.0 million in the comparable prior year period. This decrease in selling expense was attributable to our cost containment efforts described above, including a decrease in advertising, marketing and promotional expense (“AMP”) of $1.1 million in the current period when compared to the comparable prior year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $0.8 million in the current period against the comparable prior year period. These savings were offset by $0.2 million in severance charges and $0.5 million in stock-based compensation expense incurred in connection with the vesting of all outstanding options concurrent with the Series A Preferred Stock transaction described above. As a result of our continued cost containment efforts, selling expense as a percentage of net sales decreased to 57.3% in the three months ended December 31, 2008 as compared to 78.3% for the comparable prior year period.
     General and administrative expense. General and administrative expense increased 42.5% to $3.0 million in the three months ended December 31, 2008 when compared to $2.1 million in the prior year period. Reductions in general and administrative staff resulted in $0.6 million in severance expense in the quarter. In addition, we recorded $0.7 million in stock-based compensation expense incurred in connection with the vesting of all outstanding options concurrent with the Series A Preferred Stock transaction described above. These increases were offset by decreases of $0.2 million in professional fees, $0.1 million in employee related expenses, both the result of our continued cost containment efforts, and $0.1 million in the provision for doubtful accounts when compared to the prior year period. As a result, general and administrative expense as a percentage of net sales increased to 42.7% in the three months ended December 31, 2008 compared to 32.4% for the comparable prior year period.
     Depreciation and amortization. Depreciation and amortization during the quarter ended December 31, 2008 was approximately the same as the comparable prior year quarter at $0.2 million.
     Loss from operations. As a result of the foregoing, our loss from operations improved $2.2 million to ($5.0) million for the three months ended December 31, 2008 from ($7.2) million in the comparable prior year period.
     Other income(expense), net. Other income(expense), net, increased to $2.8 million during the three months ended December 31, 2008 from $0.4 million in the comparable prior period. The major components of this category include a change in foreign exchange, a gain on the exchange of our 6% convertible subordinated notes, and minority interest.
     Foreign exchange loss during the three months ended December 31, 2008 was ($0.9) million as compared to a gain of $0.1 million in the comparable prior year period. The current period loss is attributable to the effects of the strengthening Dollar against the Euro and the British Pound in the current period on our Euro denominated intercompany loans to our foreign subsidiaries.
     Interest expense, net increased to ($0.5) million from ($0.4) million during the three months ended December 31, 2008. This increase to interest expense, net was primarily due to the write-off of deferred financing costs in connection with the conversion of substantially all of our debt as part of the Series A Preferred Stock transaction described above.
     The exchange of our 6% convertible subordinated notes resulted in a pre-tax non-cash gain of $4.2 million.

     Minority interest during the three months ended December 31, 2008 was immaterial as compared to a credit of $0.6 million in the comparable prior year period as a result of income in the quarter ended December 31, 2008 when compared to a loss in the prior year period recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss. As a result of the net effects of the foregoing, the net loss attributable to common stockholders for the three months ended December 31, 2008 decreased 67.4% to ($2.2) million from ($6.9) million in the comparable prior year period.
Nine months ended December 31, 2008 Compared With Nine months ended December 31, 2007
     Net sales. Net sales decreased $0.7 million, or 3.4%, to $20.2 million in the nine months ended December 31, 2008 from $20.9 million in the comparable prior year period. Historically, our sales in Ireland have been made “in-bond”, net of excise taxes. In September 2007, we made an initial sale to our distributor in Ireland “ex-bond” that included $1.9 million in excise taxes and VAT. The $1.9 million of excise tax is included in the prior year period net sales. Net of the effects of this one-time increase to net sales in the 2007 period, net sales during the nine months ended December 31, 2008 increased as they were positively affected by our continued focus on our more profitable brands and markets and our overall pricing strategy. As discussed above, our international market suffered, as evidenced by a 19.6% reduction in case sales volume in the nine months ended December 31, 2008 when compared to the prior year period.
     Our U.S. case sales as a percentage of total case sales increased to 68.8% during the nine months ended December 31, 2008 as compared to 62.8% in the comparable period in 2007. As a result of our shift in emphasis from a volume-oriented approach to a profit-centric approach, we have adjusted the level and focus of our sales and marketing efforts in certain U.S. markets in an effort to yield more profitable results. This shift resulted in a contraction of some of our Boru vodka markets. Our international case sales continued to suffer from a restructuring of our route to market in the Republic of Ireland. This increase in the percentage of total case sales sold in the U.S. continues to reflect the momentum of our portfolio in the U.S., particularly for Gosling’s rums and the Pallini liqueurs.
     The table below presents the increase or decrease, as applicable, in our case sales by product category for the nine months ended December 31, 2008 as compared to the prior year period:

	Increase (decrease) in		Percentage
	case sales		increase (decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(32,994)	(6,600)	(28.0)%	(10.3)%
Rum	13,256	10,004	22.3%	23.1%
Liqueurs	1,915	4,204	4.5%	11.5%
Whiskey	8,081	312	35.9%	3.9%

Total	(9,742)	7,920	(4.0)%	5.2%

     Gross profit. Gross profit increased 37.6% to $6.4 million during the nine months ended December 31, 2008 from $4.7 million in the comparable prior year period, while our gross margin increased to 31.8% during the nine months ended December 31, 2008 compared to 22.4% for the same period in 2007.
     Our gross profit in the prior year quarter was negatively affected by a $1.7 million increase in our allowance for obsolete and slow moving inventory recorded in that period. During the current period we recouped $0.3 million of this allowance by selling certain items included in the original allowance. As described in the “Net sales” section above, the increase in gross margin percentage is a result of the effects of the $1.9 million of excise tax included in the prior period from our initial sale to our distributor in Ireland. The effect of this one-time event was offset by the positive effects of price increases on certain of our products as part of an overall pricing strategy, improvements in certain routes to market and a focus on more profitable brands.
     Selling expense. Selling expense decreased 17.7% to $11.3 million in the nine months ended December 31, 2008 from $13.7 million in the comparable prior year period. This decrease in selling expense was attributable to our cost containment efforts described above, including a decrease in AMP of $1.9 million in the current year period when compared to the comparable prior year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $1.2 million in the current period against the comparable prior year period. These savings were offset by $0.2 million in severance charges and $0.5 million in stock-based compensation expense incurred in connection with the vesting of all outstanding options concurrent with the Series A Preferred Stock transaction. As a result of our continued cost containment efforts, selling expense as a percentage of net sales decreased to 55.7% in the nine months ended December 31, 2008 as compared to 65.3% for the comparable prior year period.
     General and administrative expense. General and administrative expense increased 15.2% to $7.2 million in the nine months ended December 31, 2008 when compared to $6.2 million in the comparable prior year period. Reductions in general and administrative staff resulted in $0.6 million in severance expense in the period. In addition, we recorded $0.7 million in stock-based compensation expense incurred in connection with the vesting of all outstanding options concurrent with the Series A Preferred Stock transaction described above. The increases to these expenses were offset by decreases of $0.4 million in professional fees, $0.1 million in employee related expenses, both the result of our cost containment efforts, and $0.1 million reduction in the provision for doubtful accounts when compared to the prior year period. As a result, general and administrative expense as a percentage of net sales increased to 35.4% in the nine months ended December 31, 2008 compared to 29.7% for the comparable prior year period.
     Depreciation and amortization. Depreciation and amortization decreased 8.1% to $0.7 million during the nine months ended December 31, 2008 from $0.8 million in the comparable prior year period.
     Loss from operations. As a result of the foregoing, our loss from operations improved $3.3 million to ($12.7) million for the nine months ended December 31, 2008 from ($16.0) million in the comparable prior year period.
     Other income (expense), net. Other income (expense), net, decreased to $0.1 million during the nine months ended December 31, 2008 from $1.5 million in the comparable prior year period. The major components of this category include a change in foreign exchange, interest expense, net, a gain on the exchange of our 6% convertible subordinated notes, and minority interest.
     Foreign exchange loss during the nine months ended December 31, 2008 was ($2.9) million as compared to a gain of $1.3 million in the comparable prior year period. The current period loss is attributable to the effects of the strengthening Dollar against the Euro and the British Pound in the current period on our Euro denominated intercompany loans to our foreign subsidiaries.
     Interest expense, net increased to ($1.6) million from ($1.2) million during the nine months ended December 31, 2008. This increase to interest expense, net was primarily due to the write-off of deferred financing costs in connection with the exchange of substantially all of our debt as part of the Series A Preferred Stock transaction described above.
     The exchange of our 6% convertible subordinated notes resulted in a pre-tax non-cash gain of $4.2 million.
     Minority interest during the nine months ended December 31, 2008 amounted to a credit of $0.2 million as compared to a credit of $1.1 million in the comparable prior year period as a result of a reduced loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss. As a result of the net effects of the foregoing, the net loss attributable to common stockholders for the nine months ended December 31, 2008 decreased 12.9% to ($12.7) million from ($14.5) million in the comparable prior year period.
Liquidity and capital resources
     Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three and nine months ended December 31, 2008, we had a net loss of $2.2 million and $12.7 million, respectively, and used cash of $8.6 million in operating activities for the nine months ended December 31, 2008. As of December 31, 2008, we had an accumulated deficiency of $100.2 million. We were previously obligated to pay $10.0 million in principal pertaining to senior notes maturing in May 2009. These conditions raise substantial doubt about our ability to continue as a going concern.
     At March 31, 2008, the report of our Independent Registered Accounting Firm contained in our 2008 Form 10-K also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.
     As described above and in Note 9 to the accompanying condensed consolidated financial statements, on October 20, 2008, we completed a private placement with certain investors of $15.0 million of our Series A Preferred Stock. In connection with the transaction, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $10.0 million plus accrued but unpaid interest, and all holders of our 6% convertible notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into shares of Series A Preferred Stock. Management anticipates that the closing of the cash investment and the exchange of substantially all of our outstanding debt provide us with sufficient funds to execute our planned operations for at least the next twelve months.

     We continue to implement a plan supporting the continued growth of existing brands through a variety of sales and marketing initiatives that we expect will generate cash flows from operations. As part of this plan, we seek to grow our business through continued expansion to new markets and within existing markets, as well as improving distributor relationships. We are also seeking additional brands and agency relationships to leverage our existing distribution platform, as well as a systematic approach to expense reduction, improvements in routes to market and production cost containment to improve existing cash flow.
     As of December 31, 2008, we had stockholders’ equity of $34.2 million and working capital of $18.6 million, compared to $14.8 million and $16.7 million, respectively, as of March 31, 2008. The increase in stockholders’ equity and working capital is primarily attributable to the Series A Preferred Stock transaction. Working capital also improved as we had a decrease in inventory and an increase in accounts payable and accrued expenses.
     As of December 31, 2008, we had cash and cash equivalents and short-term investments of approximately $9.9 million, as compared to $5.8 million as of March 31, 2008. The increase is directly attributable to the capital raised in the Series A Preferred Stock transaction. Parts of these proceeds were used to fund our operational losses incurred during the current fiscal year, which required the sale of $4.2 million of our short-term investments to fund operations (see “Investing activities” below). At December 31, 2008, we also had approximately $0.7 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for an overdraft account and creditors’ insurance.
     The following may result in a material decrease in our liquidity over the near-to-mid term:
•	continued significant levels of operating cash losses from operations;

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	our ability to maintain and improve our relationships with our distributors and our routes to market;

•	our ability to procure raw materials at favorable prices to support our level of sales;

•	potential acquisition of additional spirits brands; and

•	expansion into new markets and within existing markets in the United States and internationally.
Cash flows
     The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended
	December 31,
	2008	2007
	(in thousands)

Net cash provided by (used in):
Operating activities	$(8,672)	$(17,725)
Investing activities	334	(1,516)
Financing activities	13,078	19,003
Effects of foreign currency translation	(65)	24

Net increase (decrease) in cash and cash equivalents	$4,675	$(214)

     Operating activities. We have used a substantial portion of our available cash to fund our operating activities. In general, these cash funding requirements are based on our operating cash losses, as our business has incurred significant losses since inception. We have also utilized cash to support our working capital requirements.
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
     In the nine months ended December 31, 2008, net cash used in operating activities was ($8.7) million, consisting primarily of losses from our operations of ($12.7) million and an increase in accounts receivable of ($0.3) million and a non-cash gain on the exchange of our 6% convertible subordinated notes of ($4.2) million. These uses of cash were offset, in part, by a decrease in inventories of $0.5 million, increases in accounts payable and accrued expenses and due to related parties of $2.1 million and $0.3 million, respectively, by non-cash charges for depreciation and amortization and stock-based compensation expense of $0.7 million and $1.6 million, respectively, and by the non-cash effects of changes in foreign currency rate of $2.7 million.
     Investing activities. We fund operating activities primarily with cash and short-term investments. Net proceeds from the purchase and sale of short-term investments provided $0.6 million during the nine months ended December 31, 2008. This was offset by the acquisition of fixed and intangible assets of $0.1 million and an increase in other assets of $0.1 million.
     Financing activities. Net cash provided by financing activities during the nine months ended December 31, 2008 was $13.1 million, the result of net proceeds from of the issuance of Series A Preferred Stock.
Recent accounting pronouncements
     In June 2008, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. We do not anticipate that the adoption of EITF 07-5 will have a material impact on our results of operations, cash flows or financial condition.
     On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). We do not anticipate that the adoption of FSP No. APB 14-1 will have a material impact on our results of operations, cash flows or financial condition.
     In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate that the adoption of SFAS 162 will have a material effect on our condensed consolidated financial statements.
     In April 2008, FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We are currently evaluating the impact of FSP FAS 142-3, but do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.
     On December 4, 2007, the FASB issued SFAS 141(R) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS 141 and that accounting previously completed under SFAS 141 should not be modified as of or after the date of adoption of SFAS 141(R). We have evaluated the impact of SFAS 141(R) and SFAS 160, and the adoption of these pronouncements will have a material impact on our financial position or results of operations.
     The table below sets forth the preliminary estimated impact of the retrospective application of the adoption of SFAS 141(R) and SFAS 160 on April 1, 2009, on net loss per common share for the fiscal year ending March 31, 2009:

	Three months	Nine months
	ended	ended
	December 31,	December 31,
	2008	2008
Net loss per common share — as reported	$(0.14)	$(0.82)
Effect of adoption of SFAS 141(R) and SFAS 160	0.00	(0.01)

Net loss per common share — as adjusted	$(0.14)	$(0.82)

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation and Arbitration
     In December 2008, our former President and Chief Operating Officer, initiated an arbitration proceeding against us before the American Arbitration Association. He alleges, among other things, that we breached the employment agreement between us and him by not paying him certain amounts in connection with the termination of his employment. He seeks compensatory damages from us representing one year base salary and bonus, certain benefits, liquidated damages, statutory interest and attorney’s fees. We believe his claims are without merit and intend to vigorously defend against them.
     Other than the matter described above, we believe that neither we nor any of our wholly-owned subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on us.
     We may, however, become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds
     On October 20, 2008, the Purchasers purchased 1,200,000 shares of Series A Preferred Stock for $12.50 per share, which is, in effect upon conversion, $0.35 per share of Common Stock. We received gross proceeds of $15,000,000, which we used to pay transaction expenses of approximately $1,800,000, satisfy outstanding obligations and for general corporate purposes. Each share of Series A Preferred Stock automatically converted into shares of Common Stock at a rate of 35.7143 shares of Common Stock for each share of Series A Preferred Stock, as set forth in the Certificate of Designation of the Series A Preferred Stock, when we amended our charter. We issued 85,403,988 shares of Common Stock upon conversion. In connection with the Purchase Agreement, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $9,700,000 plus $321,000 of accrued but unpaid interest, and all holders of our 6% convertible notes, in the principal amount of $9,000,000 plus $45,000 of accrued but unpaid interest, converted their notes into Series A Preferred Stock at a price per share of $12.50 and $23.21, respectively, which is, in effect upon conversion, $0.35 and $0.65 per share, respectively, of Common Stock. The issuance of the shares of Series A Preferred Stock was made under Section 4(2) of the Securities Act of 1933, as amended.
     The foregoing description is qualified in its entirety by reference to the terms of the Purchase Agreement and the certificate of designation of the Series A Preferred Stock filed as Exhibits 10.1 and Exhibit 3.1, respectively, to our current report on Form 8-K filed with the SEC on October 14, 2008.
Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Designation of Series A Convertible Preferred Stock of Castle Brands Inc. (incorporated by reference to Exhibit 3.1 to the issuer’s current report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 14, 2008).

10.1	Series A Preferred Stock Purchase Agreement, dated October 11, 2008 (incorporated by reference to Exhibit 10.1 to the issuer’s current report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 14, 2008).

10.2	Promissory Note issued to Frost Gamma Investments Trust, dated October 14, 2008 (incorporated by reference to Exhibit 10.2 to the issuer’s current report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 14, 2008).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the issuer’s current report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on October 14, 2008).

10.4	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to the issuer’s current report on Form 8-K (File No. 001-32849) filed with the Securities and Exchange Commission on November 12, 2008)

10.5*#	Form of Restricted Stock Agreement

31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

#	Management Compensation Contract
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer)

February 17, 2009