Form 10-K
period 2009-03-31
Castle Brands Inc
filed 2009-06-29
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

Castle Brands Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-32849	41-2103550
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
incorporation or organization)		Identification No.)

122 East 42nd Street, Suite 4700
New York, New York		10168
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (646) 356-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act:
None.
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2008 closing price was approximately $5,472,867. The registrant had 100,812,349 shares of common stock outstanding at June 26, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.
FORM 10-K

PART I
Item 1. Business
Overview
     We develop and market premium branded spirits in the following distilled spirit categories: vodka, rum, whiskey, liqueurs and tequila. We distribute these spirits in all 50 U.S. states and the District of Columbia, in nine primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Italy, Sweden and the Duty Free markets, and in a number of other countries in continental Europe. We market the following brands, among others, Boru® vodka, Pallini® liqueurs, Gosling’s Rum®, Clontarf® Irish Whiskey, Knappogue Castle Whiskey®, Jefferson’sTM, Jefferson’s Reserve® and Sam Houston® bourbons, and Tierras tequila.
     We were formed as a Delaware corporation in July 2003. We completed our initial public offering of common stock in April 2006.
Our brands
     We market the premium spirits brands listed below.
     Boru vodka. Boru vodka, a premium vodka produced in Ireland, is our leading brand by volume and accounted for 21% and 33% of our revenues for the fiscal years ended March 31, 2009 and 2008, respectively. Boru was developed in 1998 and is named after the legendary High King of Ireland, Brian Boru, who united the Irish clans and drove foreign invaders out of Ireland. It is five-times distilled using pure spring water for smoothness and filtered through ten feet of charcoal made from Irish oak for increased purity. We offer three flavor extensions of Boru vodka: Boru Citrus, Boru Orange and Boru Crazzberry (a cranberry/raspberry flavor fusion).
     Gosling’s rum. We are the exclusive U.S. distributor for Gosling’s rums, including Gosling’s Black Seal Dark Rum, Gosling’s Gold Bermuda Rum and Gosling’s Old Rum. The Gosling family produces these rums in Bermuda, where Gosling’s rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold a 60% controlling interest in Gosling-Castle Partners, Inc., a global export venture between us and the Gosling family. Gosling-Castle Partners has the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda. The Gosling’s rum brands accounted for approximately 31% and 27% of our revenues for our 2009 and 2008 fiscal years, respectively. We have also recently introduced Gosling’s Stormy Ginger Beer, an essential ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail.
     Sea Wynde. In 2001 we introduced Sea Wynde, a premium rum. Sea Wynde is distinctive in that it is made entirely from aged, pure pot still rums from the Caribbean and South America.
     Clontarf Irish whiskeys. Our family of Clontarf Irish whiskeys currently represents a majority of our case sales of Irish whiskey. Clontarf, an accessible and smooth premium Irish whiskey, is distilled using quality grains and pure Irish spring water. Clontarf is then aged in bourbon barrels and mellowed through Irish oak charcoal. Clontarf is available in single malt and classic versions.
     Knappogue Castle Whiskey. We developed our Knappogue Castle Whiskey, a single malt Irish whiskey to build on both the popularity of single malt Scotch whisky and the growth in the Irish whiskey category. Knappogue Castle Whiskey is distilled in pot stills using malted barley and is vintage-dated based on the year of distillation.

     Knappogue Castle 1951. Knappogue Castle 1951 is a pure pot-still whiskey that was distilled in 1951 and then aged for 36 years in sherry casks. The name comes from an Irish castle, formerly owned by Mark Edwin Andrews, the originator of the brand and the father of Mark Andrews, our chairman. Currently, we offer only 300 bottles of this rare Irish whiskey for sale each year.
     McLain & Kyne Bourbons. We develop and market three premium, very small batch bourbons: Jefferson’s, Jefferson’s Reserve and Sam Houston. Under the McLain & Kyne label, we offer these three distinct premium Kentucky bourbons, each of which is blended in batches of eight to twelve barrels to produce specific flavor profiles.
     Brady’s Irish cream liqueur. Brady’s Irish Cream, a high quality Irish cream, is made in small batches using Irish whiskey, dairy fresh cream and natural flavors.
     Celtic Crossing liqueur. We have the exclusive worldwide distribution rights for Celtic Crossing, a premium brand of Irish liqueur that is a unique combination of Irish spirits, cognac and a taste of honey. We have a 60% ownership interest in Celtic Crossing in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. Gaelic Heritage Corporation Limited, an affiliate of one of our bottlers, has the exclusive rights to produce and supply us with Celtic Crossing.
     Pallini liqueurs. We have the long-term exclusive U.S. distribution rights (excluding duty free sales) for Pallini Limoncello and its related brand extensions. Pallini Limoncello is a premium lemon liqueur, which is served iced cold, on the rocks or as an ingredient in a wide variety of drinks, ranging from martinis to iced tea. It is also used in cooking, particularly for pastries and cakes. Pallini Limoncello is crafted from an authentic family recipe. It is made with Italy’s finest Sfusato Amalfitano lemons that are hand-selected for optimal freshness and flavor. There are two other flavor extensions of this Italian liqueur: Pallini Peachcello made with white peaches, and Pallini Raspicello, made from a combination of raspberries and other berries.
     Tierras Tequila. In February 2008, we entered into an agreement with Autentica Tequilera SA de C.V. to develop and launch a new brand of organic, super-premium tequila, “Tequila Tierras Autenticas de JaliscoTM” or “Tierras”. Tierras was launched in 2009 and is the first USDA certified organic tequila in the United States. We are the exclusive U.S. importer and marketer of Tierras, which is available as blanco, reposado and añejo.
Our strategy
     Our objective is to continue building a distinctive portfolio of global premium spirits brands. We have been shifting our focus from a volume-oriented approach to a profit-centric focus. To achieve this, we are seeking to:
•	increase revenues from existing spirits brands. We are focusing our existing distribution relationships, sales expertise and targeted marketing activities to concentrate on our more profitable brands; expand our domestic and international distribution relationships to increase the mutual benefits of concentrating on our most profitable brands, while continuing to achieve brand recognition and growth and gain additional market share for our brands within retail stores, bars and restaurants, and thereby with end consumers;

•	improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This has included restructurings and personnel reductions throughout our company. We further intend to map, analyze and redesign our purchasing and supply systems to reduce costs in our current operations and achieve profitability in future operations; and

•	selectively add new premium brands to our spirits portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the spirits and/or wine marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.
Production and supply
     There are several steps in the production and supply process for spirits products. First, all of our products are distilled. This is a multi-stage process that converts basic ingredients, such as grain, sugar cane or agave into alcohol. Next, the alcohol is processed and/or aged in various ways depending on the requirements of the specific brand. For our vodka, this processing is designed to remove all other chemicals, so that the resulting liquid will be odorless and colorless, and have a smooth quality with minimal harshness. Achieving a high level of purity involves a series of distillations and filtration processes.
     For our flavored vodkas and all of our other spirits brands, rather than removing flavor, various complex flavor profiles are achieved through one or more of the following techniques: infusion of fruit, addition of various flavoring substances, and, in the case of rums and whiskeys, aging of the brands in various types of casks for extended periods of time and the blending of several rums or whiskeys to achieve a unique flavor profile for each brand. After the distillation, purification and flavoring processes are completed, the various liquids are bottled. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging the bottles in various configurations for shipment.
     We do not have significant investment in distillation, bottling or other production facilities or equipment. Instead, we have entered into relationships with several companies to provide those services to us. We believe that these types of arrangements allow us to avoid committing significant amounts of capital to fixed assets and permit us to have the flexibility to meet growing sales levels by dealing with companies whose capacity significantly exceeds our current needs. These relationships vary on a brand-by-brand basis as discussed below. As part of our ongoing cost-containment efforts, we intend to continue to review each of our business relationships to determine if we can increase the efficiency of our operations.
Boru vodka
     We have a supply agreement with Royal Nedalco B.V., a leading European producer of grain neutral spirits, to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for Royal Nedalco to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2009, in quantities designated by us. We believe that Royal Nedalco has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the Royal Nedalco agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.
     The five-times distilled alcohol is delivered from Royal Nedalco to the bottling premises at Terra Limited (“Terra”) in Baileyboro, Ireland, where it is filtered in several proprietary ways, pure water is added to achieve the desired proof, and, in the case of the citrus, orange and crazzberry versions of Boru vodka, flavorings are added. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the United States and bottled at Lawrenceburg Distillers, Inc. (“LDI”) in Lawrenceburg, Indiana, where we have recently begun bottling certain sizes for the U.S. market. We believe that both Terra, which also acts as bottler for all of our Irish whiskeys and as producer and bottler of our Brady’s Irish cream (and as bottler for Celtic Crossing, which is supplied to us by one of Terra’s affiliates), and LDI have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our future supply needs, should this be required.
     Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Boru vodkas and our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3 1/2% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra expired in February 2009, but we continue to operate under its terms. We believe we could obtain alternative sources of bottling and services if we are unable to extend or renew the existing Terra contract.
Gosling’s rum
     The Gosling’s rums have been produced by Gosling’s Brothers Limited in Hamilton, Bermuda for over 200 years and, pursuant to our distribution arrangements with the Goslings, they have retained the right to act as the sole supplier to Gosling-Castle Partners Inc. with respect to our Gosling’s rum requirements. They source their rums in the Caribbean and transport them to Bermuda where they are blended according to proprietary recipes. The rums are then sent to Heaven Hill Distilleries, Inc.’s plant in Bardstown, Kentucky where they are bottled, packaged, stored and shipped to our various distributors. In 2007, Gosling’s increased its blending and storage facilities in Bermuda to accommodate our supply needs for the foreseeable future. We believe Heaven Hill has ample capacity to meet our projected supply needs. See “Strategic brand — partner relationships”.
Knappogue Castle and Clontarf Irish whiskeys
     In 2005, we entered into a long-term supply agreement with Irish Distillers Limited, a subsidiary of Pernod Ricard, under which it has agreed to supply us with the aged single malt and grain whiskeys used in our Knappogue Castle Whiskey, a Knappogue Castle Whiskey blend we may produce in the future and all of our Clontarf Irish whiskey products. The supply agreement provides for Irish Distillers to meet our running ten-year estimate of supply needs for these products, each of which is produced to a flavor profile prescribed by us. At the beginning of each year of the agreement, we must specify our supply needs for each product for that year, which amounts we are then obligated to purchase over the course of that year. These amounts may not exceed the annual amounts set forth in the running ten-year estimate unless approved by Irish Distillers. The agreement provides for fixed prices for the whiskeys used in each product, with escalations based on certain cost increases. The whiskeys are then sent to Terra, where they are bottled in bottles we designed and packaged for shipment. We believe that Irish Distillers has sufficient capacity to meet our projected supply needs for our Irish whiskey products.
McLain & Kyne bourbons
     Jefferson’s, Jefferson’s Reserve and Sam Houston bourbons are produced for us by Kentucky Bourbon Distillers in Bardstown, Kentucky. Kentucky Bourbon Distillers sells barrels of aged bourbon to us, from which we blend no more than eight to twelve barrels to produce specific flavor profiles of each of our bourbon products. Kentucky Bourbon Distillers then bottles the bourbons in bottles designed and decorated for us and through third party suppliers. Bourbon has been in short supply in the United States in recent years, and we have been actively seeking alternate sourcing for future supply. However, in the interim, we believe that Kentucky Bourbon Distillers has the capacity to meet our near term supply needs for these brands.
Pallini liqueurs
     I.L.A.R. S.p.A./Pallini Internazionale, an Italian company based in Rome and owned since 1875 by the Pallini family, produces Pallini Limoncello, Raspicello and Peachcello. I.L.A.R. makes their Limoncello using Sfusato Amalfitano lemons in a proprietary infusion process. I.L.A.R. also produces Pallini Raspicello, using a combination of raspberries and other berries, and Pallini Peachcello, using white peaches. I.L.A.R. bottles the liqueurs at its plant in Rome and ships them to us under our long-term exclusive U.S. marketing and distribution agreement. We believe that I.L.A.R. has adequate facilities to produce and bottle sufficient Limoncello, Raspicello and Peachcello to meet our foreseeable needs. See “Strategic brand-partner relationships.”
Brady’s Irish cream
     Brady’s Irish cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand.
Celtic Crossing liqueur
     We have exclusive worldwide distribution rights to the Celtic Crossing brand of Irish liqueur and a 60% ownership interest in the Celtic Crossing brand in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. Gaelic Heritage Corporation Limited, an affiliate of Terra, has a contractual right to act as the sole supplier to us of Celtic Crossing. Gaelic Heritage mixes the ingredients comprising Celtic Crossing using a proprietary formula and then Terra bottles it for them in bottles designed for us. We believe that the necessary ingredients are available to Gaelic Heritage in sufficient supply and that Terra’s bottling capacity is currently adequate to meet our projected supply needs. See “Strategic brand-partner relationships.”
Sea Wynde rum
     With the assistance of a master blender, we source several aged rums from Jamaica and Guyana for our Sea Wynde rum and then send them to a bottling facility near Edinburgh, Scotland where they are married together and bottled for us in bottles designed by us.
Tierras Tequila
     Tierras Tequila Autenticas de Jalisco or “Tierras” is being produced for us in Mexico by Autentica Tequilera S.A. de C.V. Autentica Tequilera purchases organic agave, and together with its affiliates is in the process of cultivating its own supply of organic agave. Autentica Tequilera distills and bottles the tequila at its facility in the Jalisco region of Mexico. Tierras is available as blanco, reposado and añejo. The blanco is unaged, the reposado is aged in oak barrels at the distillery for up to one year, and the añejo is aged in oak barrels at the distillery for at least one year. We believe that, given the ability of Autentica Tequilera to purchase organic agave and its anticipated cultivation of organic agave, that Autentica Tequilera has sufficient capacity to meet our foreseeable supply needs for this brand.

Distribution network
     We believe that one of our strengths is the distribution network that we have developed with our sales team and our independent distributors and brokers. We currently have distribution and brokerage relationships with third-party distributors in all 50 U.S. states, as well as material distribution arrangements in approximately 21 other countries.
U.S. distribution
     Background. Importers of distilled spirits in the United States must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the Unites States, in either “open” states or “control” states. In the 32 open states, the distributors are generally large, privately-held companies. In the 18 control states, the states themselves function as the distributor, and regulate suppliers such as us. The distributors and wholesalers in turn sell to individual liquor retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.
     The U.S. spirits industry has consolidated dramatically over the last ten years due to merger and acquisition activity. There are currently six major spirits companies, each of which own and operate their own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the United States. The major companies are exerting increasing influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors. We believe our established distribution network in all 50 states allows us to overcome a significant barrier to entry in the U.S. spirits business and enhances our attractiveness as a strategic partner for smaller companies lacking comparable distribution.
     For fiscal 2009, our U.S. sales represented approximately 78.6% of our revenues, and we expect them to grow as a percentage of our total sales in the future. See note 18 to our accompanying consolidated financial statements.
     Importation. While we own most of our brands or, by contract, have the exclusive right to act as U.S. importer of the brands of our strategic partners, we do not currently act as our own importer in the United States for all brands. We currently hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department, and the requisite license in 41 states and the District of Columbia. For those states where we are not yet licensed, we use the services of a licensed importer to act as importer of record.
     MHW Ltd., a New York-based nationally licensed importer, helps us to coordinate the importing and industry compliance required for the sales of our products across the United States. Through the utilization of MHW’s national expertise and licenses, our inventory is strategically maintained in one of the largest bonded warehouses on both coasts (Western Carriers and Western Wine Services) and shipped nationally by an extensive network of licensed and bonded carriers. Under an agreement established in April 1998, as amended in December 2004, MHW also provides us with logistical services and accounting, inventory, insurance and disbursement services for our brands. Also, MHW provides online tracking software, which provides daily reports on sales of our products to our distributors, receivables, inventory and cash receipts.

     Under our agreement, we pay MHW a $4,900 monthly service fee, plus $1.00 per case sold during the month. Our agreement with MHW continues until terminated upon four months’ prior written notice by either party.
     Until recently, it was more cost effective for us to use MHW as our U.S. importer and to rely on its state licenses rather than expend resources to establish our own licensing infrastructure. At this stage of our growth, it is now more economical for us to assume the role of importer ourselves. While we continue to rely on MHW to perform certain back office functions, we now act as an importer. As of June 1, 2009, we have licenses in 41 states and the District of Columbia and applications pending in eight other states.
     Wholesalers and distributors. In the United States, we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, for product placement and for retail store penetration. We currently have no distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors, and they are under no obligation to place our products or market our brands. All of the distributors also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in each state, and our products are currently sold in the United States by approximately 80 wholesale distributors, as well as by various state beverage alcohol control agencies.
     International distribution
     In our foreign markets, most countries permit sales directly from the brand owner to retail establishments, including liquor stores, chain stores, restaurants and pubs, without requiring that sales go through a wholesaler tier. In our international markets, we rely primarily on established spirits distributors in much the same way as we do in the United States. We use Terra to handle the billing, inventory and shipping for us with respect to our non-U.S. markets, similar to that aspect of our arrangement with MHW in the United States.
     As in the United States, the spirits industry has undergone consolidation internationally, with considerable realignment of brands and brand ownership. The number of major spirits companies internationally has been reduced significantly due to mergers and brand ownership consolidation. While there are still a substantial number of companies owning one or more brands, most business is now done by the six major companies, each of whom owns and operates its own distribution company in the major international markets. These captive distribution companies focus primarily on the brands of the companies that own them.
     Even though we do not utilize the direct route to market in our international operations, we do not believe that we are at a significant disadvantage, because the local importers/distributors typically have established relationships with the retail accounts and are able to provide extensive customer service, in store merchandising and on premise promotions. Also, even though we must compensate our wholesalers and distributors in each market in which we sell our brands, we are, as a result of using these distributors, still able to benefit from substantially lower infrastructure costs and centralized billing and collection.
     Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Italy, Sweden and the Duty Free markets. We also have sales in other countries in continental Europe and the Caribbean. For fiscal 2009, non-U.S. sales represented 21.4% of our revenues. See note 18 to our accompanying consolidated financial statements.

Significant customers
     Sales to one distributor, Southern Wine and Spirits (and its related entities), accounted for approximately 31.6% of our consolidated revenues for fiscal 2009.
Our sales team
     While we currently expect more rapid growth in the United States, our primary market, international markets hold potential and are part of our global strategy. We are reevaluating our international strategy on a market-by-market basis to strengthen our distributor relationships, optimize our sales team and effectively focus our financial resources.
     We currently have a total sales force of 17 people, including seven regional U.S. sales managers and one international sales manager, with an average of over 15 years of industry experience with premium spirits brands.
     Our sales personnel are engaged in the day-to-day management of our distributors, which includes setting quotas, coordinating promotional plans for our brands, maintaining adequate levels of stock, brand education and training and sales calls with distributor personnel. Our sales team also maintains relationships with key retail customers through independent sales calls. They also schedule promotional events, create local brand promotion plans, host in-store tastings where permitted and provide waitstaff and bartender training and education for our brands.
Advertising, marketing and promotion
     To build our brands, we must effectively communicate with three distinct audiences: our distributors, the retail trade and the end consumer. Advertising, marketing and promotional activities help to establish and reinforce the image of our brands in our efforts to build substantial brand value. We believe our execution of disciplined and strategic branding and marketing campaigns will continue to drive our future sales.
     We employ full-time, in-house marketing, sales and customer service personnel who work together with third party design and advertising firms to maintain a high degree of focus on each of our product categories and build brand awareness through innovative marketing activities. We use a range of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques to support our brands.
     Besides traditional advertising, we also employ three other marketing methods to support our brands: public relations, event sponsorships and tastings. Our significant U.S. public relations efforts have helped gain editorial coverage for our brands, which increases brand awareness. Event sponsorship is an economical way for us to have influential consumers taste our brands. We actively contribute product to trend-setting events where our brand has exclusivity in the brand category. We also conduct hundreds of in-store and on-premise promotions each year.
     We support our brand marketing efforts with an assortment of point-of-sale materials. The combination of trade and consumer programs, supported by attractive point-of-sale materials, also establishes greater credibility for us with our distributors and retailers.

     We also place significant emphasis on bottle design, labeling and packaging to establish and reinforce the image of our brands. For instance, we significantly redesigned and upgraded the Boru vodka packaging in March 2007 and Clontarf Irish Whiskey packaging in March 2008.
Strategic brand-partner relationships
     We forge strategic relationships with emerging and established spirits brand owners seeking opportunities to increase their sales beyond their home markets and achieve global growth. This ability is a key component of our growth strategy and one of our competitive strengths. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships for Gosling’s rum, the Pallini liqueurs, Tierras Tequila and Celtic Crossing, as described below, and we intend to seek to expand our brand portfolio through similar future arrangements.
Gosling-Castle Partners Inc./Gosling’s rums
     In 2005, we entered into an exclusive national distribution agreement with Gosling’s Export (Bermuda) Limited, referred to as Gosling’s Export, for the Gosling’s rum products. We subsequently purchased a 60% controlling interest in Gosling-Castle Partners, Inc., a strategic export venture with the Gosling family. Gosling-Castle Partners holds the exclusive distribution rights for Gosling’s rum and related products on a worldwide basis (other than in Bermuda), through Gosling-Castle Partners, and assigned to Gosling-Castle Partners all of Gosling’s Export’s interest in our January 2005 U.S. distribution agreement with them. The export agreement expires in April 2020, subject to a 15 year extension if certain case sale targets are met. Under the export agreement, Gosling-Castle Partners is generally entitled to a share of the proceeds from the sale, if ever, of the ownership of any of the Gosling’s brands to a third-party, through a sale of the stock of Gosling’s Export or its parent, with the size of such share depending upon the number of case sales made during the twelve months preceding the sale. Also, prior to selling the ownership of any of their brands that are subject to these agreements, Gosling’s Export must first offer such brand to Gosling-Castle Partners and then to us. The Goslings, through Gosling’s Brothers Limited, have the right to act as the sole supplier to Gosling-Castle Partners for our Gosling’s rum requirements.
I.L.A.R. S.p.A./Pallini Internazionale
     We have a long-term, exclusive marketing and distribution agreement with I.L.A.R. S.p.A., a family owned Italian spirits company founded in 1875, under which we distribute Pallini Limoncello, Raspicello and Peachcello liqueurs in the United States. We began shipping these products in September 2005.
     Under the agreement, I.L.A.R. may raise agreed prices as long as the price increases do not exceed those of major competitors for comparable products. I.L.A.R. is required to maintain certain product standards, and we have input into adjustments of the product and packaging. We are required to prepare a preliminary annual strategy plan for advertising and distribution for review by I.L.A.R. and are required to make certain advertising, marketing and promotional expenditures based on volume. The agreement expires on December 31, 2009 and automatically renews for either three or five years, based on 2009 case sales.
Tierras Tequila
     In February 2008, we entered into an importation and marketing agreement with Autentica Tequilera S.A. de C.V., under which we are the exclusive U.S. importer of an organic, super premium tequila, Tequila Tierras Autenticas de Jalisco or “Tierras.”
     The agreement has a five-year term, with automatic five-year renewals based upon sales targets. During the term, we have the right to purchase tequila at stipulated prices. Autentica Tequilera must maintain certain standards for its products, and we have input into the product and packaging. We are required to prepare periodic reports detailing the development of the brand’s sales. Under this agreement, we have rights of first refusal for any new market for Tierras (except Mexico), and any new Autentica Tequilera products in any market (except Mexico). We also have a right of first refusal on any sale of the Tierras brand, and a right to acquire up to 35% of the economic benefit of any such sale with a third-party based upon the achievement of certain cumulative sales targets.
Gaelic Heritage Corporation Limited/Celtic Crossing
     In March 1998, we entered into an exclusive national distribution agreement with Gaelic Heritage Corporation Limited, an affiliate of Terra, one of our suppliers, which was amended in April 2001, under which we acquired from Gaelic a 60% ownership interest, and our importer, MHW, acquired a 10% ownership interest, in the Celtic Crossing brand in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. We also have the right to acquire 70% of the ownership of the Celtic Crossing brand in the remainder of the world. We also acquired the exclusive right to distribute Celtic Crossing on a world-wide basis. Under the terms of the agreement with Gaelic, as amended, we have the right to purchase from Gaelic, based upon our forecasts, cases of Celtic Crossing at annually agreed costs and a royalty payment per case sold at various rates depending on the territory and type of case sold. During the agreement term, we may not distribute any other Irish liqueur unless it is bottled in Terra’s facilities or unless Gaelic provides its prior written consent. The agreement continues until terminated by either party.
Intellectual property
     Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the United States, the European Community and most other countries where we distribute, or plan to distribute, our brands. The trademarks may be registered in the names of our subsidiaries and related companies. Generally, the term of a trademark registration varies from country to country, and, in the United States, trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.
     We have entered into distribution agreements for brands owned by third parties, such as the Pallini liqueurs, Tierras Tequila and the Gosling’s rums. The Pallini liqueurs and Gosling’s rum brands are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda) and the Pallini liqueur brands in the United States. Gosling’s also has a trademark for their signature rum cocktail, Dark ‘n Stormy. Autentica Tequiliera is seeking U.S. trademark registrations for Tequila Tierras Autenticas de Jalisco and its distinctive label. See “Strategic brand-partner relationships.”
     Our unique “trinity” bottle is the subject of Irish and UK utility patents owned by The Roaring Water Bay (Research & Development) Company Limited and a U.S. Design patent owned by our subsidiary Castle Brands Spirits Company Limited. Roaring Water Bay (Research & Development) Company Limited granted us an exclusive license to use the patents for a five-year term that expired in December 2008. The license agreement provided for a royalty equal to 8% of the net invoice price of trinity bottle products covered by these patents sold or otherwise disposed of by us, subject to a maximum of €30,000 ($39,600) per year. We continue to operate under the terms of the expired license agreement. We are evaluating the possibility of extending the license or purchasing the patent.

Seasonality
     Our industry is subject to seasonality with peak retail sales generally occurring in the fourth calendar quarter (our third fiscal quarter) primarily due to seasonal holiday buying. This holiday demand typically results in slightly higher sales for us in our second and/or third fiscal quarters.
Competition
     The beverage alcohol industry is highly competitive. We believe that we compete on the basis of quality, price, brand recognition and distribution strength. Our premium brands compete with other alcoholic and nonalcoholic beverages for consumer purchases, retail shelf space, restaurant presence and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products, many of which have greater resources than us.
     Over the past ten years, the U.S. distilled spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major spirits importers in the United States has declined significantly. Today there are six major companies: Diageo, Pernod Ricard, Bacardi, Brown-Forman, Future Brands and Constellation Brands.
     We believe that we are sometimes in a better position to partner with small to mid-size brands than the six major spirits importers. Despite our relative capital position and resources, we have been able to compete with these larger companies in pursuing agency distribution agreements and acquiring brands by being more responsive to private and family-owned brands, offering flexible transaction structures and providing brand owners the option to retain local production and “home” market sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we believe that we can provide greater focus on smaller brands and tailor structures based on individual brand owner preferences.
     By focusing on the premium segment of the market, which typically has higher margins, and having an established, experienced sales force, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Our U.S. regional sales managers, who average over 15 years of industry experience, provide long-standing relationships with distributor personnel and with their major customers. Finally, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size spirits companies, such as ourselves, as the major companies contract their portfolios to focus on fewer brands.
Government regulation
     We are subject to the jurisdiction of the Federal Alcohol Administration Act, U.S. Customs Laws, Internal Revenue Code of 1986, and the Alcoholic Beverage Control Laws of all fifty states.
     The United States Treasury Department’s Alcohol and Tobacco Tax and Trade Bureau regulates the production, blending, bottling, sales and advertising and transportation of alcohol products. Also, each state regulates the advertising, promotion, transportation, sale and distribution of alcohol products within its jurisdiction. We are also required to conduct business in the United States only with holders of licenses to import, warehouse, transport, distribute and sell spirits.
     In Europe, we are subject to similar regulations related to the production of spirits, including, among others, the Food Hygiene Regulations 1950-1989, European Communities (Hygiene of Foodstuffs) Regulations, 2000, European Communities (Labeling, Presentation and Advertising of Food Stuffs) Regulations, 2002 , Irish Whiskey Act, 1980, European Communities (Definitions, Description and Presentation of Spirit Drinks) Regulations, 1995, Merchandise Marks Act 1970, Licensing Act 2003 and

Licensing Act Northern Ireland Order 1996 covering the testing of raw materials used and the standards maintained in production processing, storage, labeling, distribution and taxation.
     The United States and Europe regulate the advertising, marketing and sale of beverage alcohol. These regulations range from a complete prohibition of the marketing of alcohol in some countries to restrictions on the advertising style, media and messages used.
     Labeling of spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. All beverage alcohol products sold in the United States must include warning statements related to risks of drinking beverage alcohol products.
     In the 18 U.S. control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Consumers may purchase products not selected for listings only through special orders, if at all.
     The distribution of alcohol-based beverages is also subject to extensive federal and state taxation in the United States and internationally. Most foreign countries in which we do business impose excise duties on distilled spirits, although the form of such taxation varies from a simple application on units of alcohol by volume to intricate systems based on the imported or wholesale value of the product. Several countries impose additional import duty on distilled spirits, often discriminating between categories in the rate of such tariffs. Import and excise duties may have a significant effect on our sales, both through reducing the consumption of alcohol and through encouraging consumer switching into lower-taxed categories of alcohol.
     We believe that we are in material compliance with applicable federal, state and other regulations. However, we operate in a highly regulated industry which may be subject to more stringent interpretations of existing regulations. Future compliance costs due to regulatory changes could be significant.
     Since we import distilled spirits products produced primarily outside the U.S., adverse effects of regulatory changes are more likely to materially affect earnings and our competitive market position rather than capital expenditures. Capital expenditures in our industry are normally associated with either production facilities or brand acquisition costs. Because we are not a U.S. producer, changes in regulations affecting production facility operations may indirectly affect the costs of the brands we purchase for resale, but we would not anticipate any resulting material adverse impact upon our capital expenditures.
     Global conglomerates with international brands dominate our industry. The adoption of more restrictive marketing and sales regulations or increased excise taxes and customs duties could materially adversely affect our earnings and competitive industry position. Large international conglomerates have greater financial resources than we do and would be better able to absorb increased compliance costs.
Employees
     As of March 31, 2009, we had 41 full-time employees, of which 17 were in sales and 24 were in management, finance, marketing and administration, as compared to 61 full-time employees at March 31, 2008. As of March 31, 2009, 37of our employees were located in the United States and 4 were located outside of the United States, primarily in Ireland.

Geographic Information
     We operate in one business — premium branded spirits. Our product categories are vodka, rum, tequila, whiskey and liqueurs. We report our operations in two geographical areas: International and United States. See note 18 to our accompanying consolidated financial statements.
Available Information
     Our corporate filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on our investor website, http://investor.castlebrandsinc.com, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. You may also find our code of business conduct, nominating and governance charter and audit committee charter on our website. We do not intend for information contained in our website, or those of our subsidiaries, to be a part of this annual report on Form 10-K. Stockholders may request paper copies of these filings and corporate governance documents, without charge, by written request to Castle Brands Inc., 122 East 42nd St., Suite 4700, New York, NY 10168, Attn: Investor Relations.
     Also, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
Risks Relating To Our Business
Recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.
     The worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration for the foreseeable future. We are subject to risks associated with these adverse conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets.
     This global economic situation could adversely impact our major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could impact our ability to distribute our products.
     The timing and nature of any recovery in the financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. We are unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the United States and other markets.

We have never been profitable, and believe we will continue to incur net losses for the foreseeable future.
     We have incurred losses since our inception, including a net loss of $21.7 million for fiscal 2009, and had an accumulated loss of $109.2 million as of March 31, 2009. We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Various of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment therein. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.
If our brands do not achieve more widespread consumer acceptance, our growth may be limited.
     Most of our brands are early in their growth cycle and have not achieved global brand recognition. Also, brands we may acquire in the future are unlikely to have established global brand recognition. Accordingly, if consumers do not accept our brands, we will not be able to penetrate our markets and our growth may be limited.
We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace. We also have annual purchase obligations with certain suppliers.
     We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the United States, Bermuda, the Caribbean and Europe. We rely on the owners of Gosling’s rum, Pallini liqueurs and Tierras tequila to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, Royal Nedalco is the sole producer for Boru vodka; Irish Distillers Limited is the sole provider of our single malt, blended and grain Irish whiskeys; Gaelic Heritage Corporation Limited is the sole producer of our Celtic Crossing Irish liqueur; and Terra Limited is not only the sole producer of our Brady’s Irish cream liqueur but also the only bottler of our Irish whiskeys. We do not have long-term written agreements with all of our suppliers. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.
     We are required by law to use state licensed distributors or, in 18 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for not just one state but several states. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.
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
If we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, our growth will be limited, and, even if additional brands are acquired, we may not realize planned benefits due to integration difficulties or other operating issues.
     A key component of our growth strategy is the acquisition of additional spirits brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. Also, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include:
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
     Also, there are special risks associated with the acquisition of additional brands through joint venture arrangements. While we own a controlling interest in our Gosling-Castle Partners strategic export venture, we may not have the majority interest in, or control of, future joint ventures that we may enter into. There is, therefore, risk that our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our interests or goals or those of the joint venture. There is also risk that our current or future joint venture partners may be unable to meet their economic or other obligations and that we may be required to fulfill those obligations alone.
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
We may require additional capital to acquire additional brands, and our inability to raise such capital on beneficial terms or at all could restrict our growth.
     We may require additional capital to fund potential acquisitions of new brands. If, at such times, we have not generated sufficient cash from operations to finance those additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

Currency exchange rate fluctuations and devaluations may have a significant adverse effect on our revenues, sales and overall financial results.
     For fiscal 2009, non-U.S. operations accounted for approximately 21.4% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales. Also, for fiscal 2009, euro denominated sales accounted for approximately 17.0% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the euro could have a significant adverse affect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.
We must maintain a relatively large inventory of our products to support customer delivery requirements, and if this inventory is lost due to theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.
     We must maintain relatively large inventories to meet customer delivery requirements for our products. We are always at risk of loss of that inventory due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.
Either our or our strategic partners’ failure to protect our respective trademarks, service marks and trade secrets could compromise our competitive position and decrease the value of our brand portfolio.
     Our business and prospects depend in part on our, and with respect to our agency or joint venture brands, our strategic partners’, ability to develop favorable consumer recognition of our brands and trademarks. Although both we and our strategic partners actively apply for registration of our brands and trademarks, they could be imitated in ways that we cannot prevent. Also, we rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our executives and key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our or our strategic partners’ trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.
Risks Related to Our Industry
Adverse public opinion about alcohol could reduce demand for our products.
     Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption. More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products. This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.
     Our industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.
     Also, lawsuits have been brought in a number of states alleging that beer and spirits manufacturers have improperly targeted underage consumers in their advertising. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, it is possible we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.
Regulatory decisions and legal, regulatory and tax changes could limit our business activities, increase our operating costs and reduce our margins.
     Our business is subject to extensive regulation in all of the countries in which we operate. This may include regulations regarding production, distribution, marketing, advertising and labeling of beverage alcohol products. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell spirits. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.
     Also, the distribution of beverage alcohol products is subject to extensive taxation both in the United States and internationally (and, in the United States, at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.
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
Risk Relating to Owning Our Stock
We may not be able to maintain our listing on the NYSE Amex, which may limit the ability of our stockholders to sell their common stock.
     If we do not meet the NYSE Amex continued listing criteria, we may be delisted and trading of our common stock could be conducted in the Over-the-Counter Bulletin Board or the Pink Sheets. In such case, a stockholder likely would find it more difficult to trade our common stock or to obtain accurate market quotations for it. If our common stock is delisted, it will become subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of stockholders to sell their common stock in the secondary market.
Our executive officers, directors and principal stockholders own a substantial percentage of our voting stock, which allows them to control matters requiring stockholder approval. They could make business decisions for us that cause our stock price to decline and may act by written consent.
     As of June 23, 2009, our executive officers, directors and principal stockholders beneficially owned approximately 76% of our common stock, including warrants and options that are exercisable within 60 days of the date of this annual report. As a result, if they act in concert, they could control matters requiring approval by our stockholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other stockholders oppose such action. Also, our charter permits our stockholders to act by written consent. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.
Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing stockholders.
     Our amended and restated certificate of incorporation, our amended and restated bylaws and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. These include provisions limiting the stockholders’ powers to remove directors. Our amended and restated certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”
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
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties
     Our executive offices are located in New York, New York, where we lease approximately 4,800 square feet of office space under a sublease that expires on April 2010. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in December 2013 and approximately 1,000 square feet of office space in Houston, Texas under a lease that expires in September 2009.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual stockholders’ meeting on January 21, 2009. The following nominees were elected to serve as directors, each to hold office until his or her successor is elected and qualified, by the following vote:

NOMINEE	FOR	AGAINST

Mark Andrews	65,155,419	3,030,616
John F. Beaudette	65,206,009	2,980,027
Henry C. Beinstein	66,956,215	1,229,820
Harvey P. Eisen	65,768,715	2,417,321
Phillip Frost, M.D.	65,199,207	2,986,828
Glenn L. Halpryn	66,953,795	1,232,240

NOMINEE	FOR	AGAINST
Richard J. Lampen	65,207,282	2,978,753
Micaela Pallini	65,198,540	2,987,496
Steven D. Rubin	65,204,462	2,981,573
     An amendment to our amended and restated certificate of incorporation to increase our authorized capital stock from 45 million shares to 250 million shares, of which 225 million are designated as common stock and 25 million are designated as preferred stock, was approved by the following vote:

Votes:

For	63,132,228
Against	277,524
Abstain	1,104,130
     An amendment to our amended and restated certificate of incorporation to permit our stockholders to act by written consent was approved by the following vote:

Votes:

For	62,557,114
Against	838,289
Abstain	1,118,476
     An amendment to our 2003 Stock Incentive Plan, as amended, to increase the number of shares available to be granted under the plan from two million to 12 million and to establish the maximum number of shares issuable to anyone individual in any particular year, was approved by the following vote:

Votes:

For	61,331,121
Against	2,070,083
Abstain	1,112,677

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price range of common stock
     Our common stock trades on the NYSE Amex under the symbol “ROX.” The following table sets forth the high and low sales prices for our common stock for the periods specified.

Fiscal 2008	High	Low
First Quarter (April 1 — June 30, 2007)	$6.75	$5.60
Second Quarter (July 1 — September 30, 2007)	$5.50	$4.18
Third Quarter (October 1 — December 31, 2007)	$4.41	$0.90
Fourth Quarter (January 1 — March 31, 2008)	$2.37	$1.02

Fiscal 2009
First Quarter (April 1 — June 30, 2008)	$1.00	$0.17
Second Quarter (July 1 — September 30, 2008)	$0.36	$0.16
Third Quarter (October 1 — December 31, 2008)	$0.43	$0.17
Fourth Quarter (January 1 — March 31, 2009)	$0.29	$0.17
Holders
     At June 22, 2009, there were approximately 172 record holders of our common stock.
Dividend policy
     We did not declare or pay any cash dividends on our capital stock in fiscal 2009 or 2008 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any credit facility or other debt agreement we may enter into in the future may prohibit or restrict the declaration of dividends on our common stock. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant.
Equity Compensation Plan Information
     The following table sets forth information at March 31, 2009 regarding compensation plans under which our equity securities are authorized for issuance.

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
	warrants, restricted	warrants, restricted	equity compensation
Plan category	stock and rights	stock and rights	plans
Equity compensation plans approved by security holders	6,332,861	$3.97	7,865,453
Equity compensation plans not approved by security holders	—	—	—

Total	6,332,861	$3.97	7,865,453

Item 6. Selected Financial Data
     As a smaller reporting company, we are not required to provide the information required by this Item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop and market premium branded spirits in the following distilled spirit categories: vodka, rum, whiskey, liqueurs and tequila. We distribute these spirits in all 50 U.S. states and the District of Columbia, in nine primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Italy, Sweden and the Duty Free markets, and in a number of other countries in continental Europe. We market the following brands, among others, Boru® vodka, Pallini® liqueurs, Gosling’s Rum®, Clontarf® Irish Whiskey, Knappogue Castle Whiskey®, Jefferson’sTM, Jefferson’s Reserve® and Sam Houston® bourbons and TierrasTM tequila.
     Our objective is to continue building a distinctive portfolio of global premium spirits brands. We have been shifting our focus from a volume-oriented approach to a profit-centric focus. To achieve this, we are seeking to:
•	increase revenues from existing spirits brands. We are focusing our existing distribution relationships, sales expertise and targeted marketing activities to concentrate on our more profitable brands; expand our domestic and international distribution relationships to increase the mutual benefits of concentrating on our most profitable brands, while continuing to achieve brand recognition and growth and gain additional market share for our brands within retail stores, bars and restaurants, and thereby with end consumers;

•	improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This has included restructurings and personnel reductions throughout our company. We further intend to map, analyze and redesign our purchasing and supply systems to reduce costs in our current operations and achieve profitability in future operations; and

•	selectively add new premium brands to our spirits portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the spirits and/or wine marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.
Cost containment
     We have taken significant steps over the past twelve months to reduce our costs, resulting in a 24.7% decrease in selling expenses during fiscal 2009 as compared to fiscal 2008. These steps included:
•	reducing staff in both the U.S. and international operations;

•	restructuring our international distribution system;

•	changing distributor relationships in certain markets;

•	restructuring the Gosling-Castle Partners, Inc. working relationship;

•	moving production of certain products to a lower cost facility in the U.S.; and

•	reducing general and administrative costs, including professional fees, insurance, occupancy and other overhead costs.
     Efforts to further reduce expenses continue. We are engaged in a rigorous expense reduction effort across the entire supply chain of our brands. We are examining each step of the process of sourcing our brands to both improve quality and reduce cost.
Events in Fiscal 2009
     Preferred Stock Issuance—In October 2008, we completed a private placement with Frost Gamma Investments Trust, Vector Group Ltd., I.L.A.R. S.p.A., Halpryn Group IV, LLC, Lafferty Limited, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, Hsu Gamma Investment, L.P., MZ Trading LLC and Richard J. Lampen, who we refer to collectively as the “Purchasers”. The Purchasers purchased 1.2 million shares of our series A preferred stock for $12.50 per share, which was, in effect upon conversion, $0.35 per share of our common stock. We received gross proceeds of $15.0 million, which we used to pay transaction expenses of approximately $1.9 million, to satisfy outstanding obligations and for general corporate purposes. Upon execution of, and as required by, the private placement agreement, four of our then-current directors resigned, and the remaining five members of our board of directors appointed Dr. Phillip Frost, Glenn L. Halpryn, Richard J. Lampen and Micaela Pallini to serve on our board to fill such vacancies.
     Conversion of Notes — In connection with the private placement, substantially all of the holders of Castle Brands (USA) Inc.’s 9% senior secured notes, in the principal amount of $9.7 million plus $0.3 million of accrued but unpaid interest, and all holders of our 6% convertible subordinated notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into series A preferred stock at a price per preferred share of $12.50 and $23.21, respectively, which was, in effect upon conversion, $0.35 and $0.65 per share, respectively, of our common stock. Upon conversion of the 9% senior secured notes, we issued 0.8 million shares of series A preferred stock, which converted into approximately 28.6 million shares of common stock. Upon conversion of the 6% convertible subordinated notes, we issued 0.4 million shares of series A preferred stock, which converted into approximately

13.9 million shares of common stock. The remaining unamortized balance of $0.2 million in deferred financing costs associated with the 9% senior secured notes was recognized as interest expense in fiscal 2009.
     As a result of this transaction, we recorded a pre-tax non-cash gain on the exchange of the 6% convertible subordinated notes of $4.2 million in fiscal 2009. The terms of the remaining unconverted 9% senior notes, in the principal amount of $0.3 million, were amended. In May 2009, we repurchased the remaining unconverted senior notes for 200,000 shares of our common stock and no notes remain outstanding.
     Conversion of Preferred Stock — Each share of series A preferred stock automatically converted into common stock at a rate of 35.7143 shares of common stock for each share of series A preferred stock, as set forth in the certificate of designation of the series A preferred stock, when we amended our charter in the last quarter of fiscal 2009. We issued 85.4 million shares of common stock upon the conversion of the series A preferred stock.
     $2,000,000 Promissory Note and Termination of Credit Agreement — On October 15, 2008, Frost Gamma Investments Trust, an affiliate of Dr. Phillip Frost, advanced $2.0 million to us under a promissory note. The entire amount of this advance and accrued interest thereon was offset against the portion of the purchase price payable by Frost Gamma Investments Trust at the closing of the series A preferred stock transaction. The promissory note bore interest at 10% per annum. Upon the funding of the $2.0 million promissory note, we terminated the $5.0 million credit agreement we had entered into with Frost Nevada Investments Trust in October 2007. No amounts were ever borrowed under the October 2007 facility. The remaining unamortized balance of $0.1 million in deferred financing costs associated with the terminated facility was recognized as interest expense in fiscal 2009.
     Stockholder Meeting — Our stockholders approved the following at our annual meeting held January 21, 2009:
•	an amendment to our charter to increase the authorized shares to 250 million shares, 225 million shares of which are designated as common stock and 25 million shares of which are designated as preferred stock;

•	an amendment to our charter to permit stockholders to act by written consent;

•	the election of nine directors designated by the Purchasers as the sole directors comprising our board; and

•	amendments to the our 2003 Stock Incentive Plan, as amended, to increase the number of shares available to be granted under the plan from 2.0 million to 12.0 million and to establish the maximum number of shares issuable to any one individual in any particular year.
Operations overview
     We generate revenue through the sale of our premium spirits to our network of wholesale distributors or, in control states, state-owned agencies, which, in turn, distribute our premium brands to retail outlets. In the U.S., our sales price per case includes excise tax and import duties, which are also reflected in a corresponding increase in our cost of sales. Most of our international sales are sold “in bond”, with the excise taxes paid by our customers upon shipment, thereby resulting in lower relative revenue as well as a lower relative cost of sales, although some of our United Kingdom sales are sold “tax paid”, as in the United States. The difference between sales and net sales principally reflects adjustments for various distributor incentives.

     Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. We purchase certain products, such as the Gosling’s rums, Pallini liqueurs and Tierras tequila, as finished goods. For other products, such as the Boru Vodkas, we purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. Our U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S. than elsewhere.
     Selling expense principally includes advertising and marketing expenditures and compensation paid to our marketing and sales personnel. Our selling expense, as a percentage of sales and per case, is higher than that of our competitors because of our brand development costs, level of marketing expenditures and established sales force versus our relatively small base of case sales and sales volumes. However, we believe that building an infrastructure capable of supporting future growth is the correct long-term approach for us.
     While we expect the absolute level of selling expense to increase in the coming years, we expect selling expense as a percentage of revenues and on a per case basis to decline, as our volumes expand and our sales team sells a larger number of brands.
     General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense to decrease in fiscal 2010 as certain severance and stock-based compensation expenses from a workforce reduction will end. We expect our general and administrative expense as a percentage of sales to decline due to economies of scale.
     We expect to increase our case sales in the U.S. and internationally over the next several years through organic growth, and through the extension of our product line via acquisitions and distribution agreements. We will seek to maintain liquidity and manage our working capital and overall capital resources during this period of anticipated growth to achieve our long-term objectives, although there is no assurance that we will be able to do so.
     We believe the following industry trends will create growth opportunities for us, including:
•	the divestiture of smaller and emerging non-core brands by major spirits companies as they continue to consolidate;

•	increased barriers to entry, particularly in the U.S., due to continued consolidation and the difficulty in establishing an extensive distribution network, such as the one we maintain;

•	the trend by small private and family-owned spirits brand owners to partner with, or be acquired by, a company with global distribution. We expect to be an attractive alternative to our larger competitors for these brand owners as one of the few modestly-sized publicly-traded spirits companies; and

•	growth in the non-spirits segments of the beverage alcohol industry, which may allow us to grow our portfolio and leverage our distribution network.

     Our growth strategy is based upon partnering with other brands, acquiring smaller and emerging brands and growing existing brands. To identify potential partner and acquisition candidates we plan to rely on our management’s industry experience and our extensive network of industry contacts. We also plan to maintain and grow our U.S. and international distribution channels so that we are more attractive to spirits companies who are looking for a route to market for their products. With respect to foreign and small private and family-owned spirits brands, we will continue to be flexible and creative in the structure and form of our proposals and present an alternative to the larger spirits companies.
     Our ability to build our brands and to attract new agency brands has been frustrated by our capital position. We have significantly reduced our cash-burn in the past year. We believe that the infusion of $15.0 million in equity in the series A preferred stock transaction, the conversion of $19.4 million of debt and accrued interest to equity and our reduced cash burn have stabilized our company and will allow us to grow our brands, pursue new agency relationships and acquire additional brands as per our original vision.
     We intend to finance our brand acquisitions through a combination of our available cash resources, bank borrowings and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Additionally, the pursuit of acquisitions and other new business relationships may require significant management attention. We may not be able to successfully identify attractive acquisition candidates, obtain financing on favorable terms or complete these types of transactions in a timely manner and on terms acceptable to us, if at all.
Financial performance overview
     The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Years ended March 31,
	2009	2008
Cases
United States	206,532	204,819
International	83,806	108,469

Total	290,338	313,288

Vodka	104,771	147,742
Rum	89,126	79,241
Liqueurs	58,563	55,455
Whiskey	37,364	30,850
Tequila	514	—

Total	290,338	313,288

Percentage of Cases
United States	71.1%	65.4%
International	28.9%	34.6%

Total	100.0%	100.0%

Vodka	36.1%	47.2%
Rum	30.7%	25.3%
Liqueurs	20.2%	17.7%
Whiskey	12.8%	9.8%
Tequila	0.2%	0.0%

Total	100.0%	100.0%

Critical accounting policies and estimates
     A number of estimates and assumptions affect our reported amounts of assets and liabilities, amounts of sales and expenses and disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate these estimates and assumptions based on historical experience and other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates.
     We believe that the estimates and assumptions discussed below are most important to the portrayal of our financial condition and results of operations in that they require our most difficult, subjective or complex judgments and form the basis for the accounting policies deemed to be most critical to our operations.
Revenue recognition
     We recognize revenue from product sales when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination) and collection is reasonably assured. We do not offer a right of return but will accept returns if we shipped the wrong product or wrong quantity. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.
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
Inventory valuation
     Our inventory, which consists of distilled spirits, dry good raw materials (bottles, labels and caps), packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reduction to the carrying value of inventories is recorded in cost of goods sold.
Goodwill and other intangible assets
     As of March 31, 2009 and 2008, goodwill that arose from acquisitions was $0 and $3.8 million, respectively. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. We evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.
     The fair value of each reporting unit was determined at each of March 31, 2009 and 2008 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. Such valuations resulted in us recording a goodwill impairment of approximately $3.8 million and $8.8 million for fiscal 2009 and 2008, respectively, and an impairment on other intangible assets of $1.1 million for fiscal 2009. We did not record an impairment on other intangible assets for fiscal 2008.
     Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We are required to amortize intangible assets with estimable useful lives over their respective estimated useful lives to the estimated residual values and to review intangible assets with estimable useful lives for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Stock-based awards
     We follow SFAS No. 123(revised 2004), “Share Based Payment” (SFAS No. 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the date of grant. Stock based compensation for fiscal 2009 and 2008 was $1.7 million and $1.1 million, respectively. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2009 and 2008 are included in note 14 to our consolidated financial statements.
Fair value of financial instruments
     SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. We believe that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short-term maturity of these instruments, or with respect to the debt, as our compared to the current borrowing rates available to us. Further, our investments have been classified within Level 1 of SFAS No. 157, “Fair Value Measurements” and are reported at fair value.
Results of operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Years ended March 31,
	2009	2008
Sales, net	100%	100%
Cost of sales	68.4%	76.2%

Gross profit	31.6%	23.8%

Selling expense	51.4%	65.3%

	Years ended March 31,
	2009	2008
General and administrative expense	35.4%	30.6%
Depreciation and amortization	5.0%	3.8%
Goodwill and other intangible asset impairment	18.5%	32.0%

Loss from operations	(78.7)%	(107.9)%

Other income	0.1%	0.0%
Other expense	(0.2)%	(0.4)%
Foreign exchange gain/(loss)	(15.8)%	8.2%
Interest expense, net	(6.0)%	(6.1)%
Gain on exchange of 6% convertible subordinated notes	16.0%	0.0%
Current credit on derivative financial instrument	0.0%	0.7%
Income tax benefit	0.6%	0.5%
Minority interests	0.9%	4.0%

Net loss	(83.1)%	(101.0)%

Fiscal 2009 compared with fiscal 2008
     Net sales. Net sales decreased $1.2 million, or 4.4%, to $26.1 million in fiscal 2009 from $27.3 million in the prior year period. Historically, our sales in Ireland have been made “in-bond” net of excise taxes. During fiscal 2008, we made sales to our distributor in Ireland “ex-bond” that included $2.3 million in excise taxes and VAT. The $2.3 million of excise tax is included in the prior year period net sales. Net of the effect of this one-time increase to net sales in the 2008 fiscal year, net sales during fiscal 2009 increased $1.1 million due to our continued focus on our more profitable brands and markets and our overall pricing strategy. Our international case sales and revenue decreased, during fiscal 2009, as evidenced by a 22.7% reduction in case sales in fiscal 2009 compared to fiscal 2008, due to our efforts to focus on our more profitable brands and markets, difficult market conditions in Ireland, Northern Ireland and Great Britain and the inability of our former distributor in Ireland to stabilize distribution in that market and regain the points of distribution lost during the transition, which resulted in a significant loss of market share.
     Our U.S. case sales as a percentage of total case sales increased to 71.1% during fiscal 2009 as compared to 65.4% in fiscal 2008. U.S. net sales increased to $20.5 million in fiscal 2009 from $18.5 million in fiscal 2008.Our shift from a volume-oriented approach to a profit-centric approach caused us to adjust our sales and marketing efforts in certain U.S. markets in an effort to yield more profitable results. This shift resulted in lower sales of Boru vodka in some markets. The growth in U.S. sales reflects the momentum of our portfolio in the U.S., particularly for Gosling’s rums, our whiskeys and certain of our liqueurs.
     The table below presents the increase or decrease, as applicable, in case sales by product category for fiscal 2009 as compared to fiscal 2008:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(42,971)	(14,720)	(29.1%)	(17.0%)
Rum	9,885	9,095	12.5%	15.9%
Whiskey	6,514	1,043	21.1%	8.7%
Liqueurs	3,108	5,781	5.6%	11.8%
Tequila	514	514	0.0%	0.0%

Total	(22,950)	1,713	(7.3%)	0.8%

     Gross profit. Gross profit increased 26.9% to $8.3 million during fiscal 2009 from $6.5 million in the comparable prior year period, while our gross margin increased to 31.6% during the fiscal year ended March 31, 2009 compared to 23.8% for the comparable prior period.
     Fiscal 2008 gross profit was negatively affected by a $1.5 million increase in our allowance for obsolete and slow moving inventory recorded in that period. In fiscal 2009 we recouped $0.4 million of this allowance by selling certain items included in the original allowance. Absent the fiscal 2008 allowance for obsolete and slow moving inventory and the partial recoupment thereof in fiscal 2009, our gross profit in fiscal 2009 decreased by $0.1 million over the prior period. The increase in gross margin percentage is a result of the negative effects of the $2.3 million of excise tax included in the prior period from an “ex-bond” sale to our distributor in Ireland, as well as the positive effects of price increases on certain products, improvements in certain routes to market and a focus on more profitable brands in 2009.
     Selling expense. Selling expense decreased 24.7% to $13.4 million in fiscal 2009 from $17.8 million in the comparable prior year period. This decrease in selling expense was attributable to our cost containment efforts described in the overview section above, including a decrease in advertising, marketing and promotion of $3.2 million in fiscal 2009 compared to fiscal 2008. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $1.2 million in fiscal 2009 against fiscal 2008. These savings were offset by $0.4 million in severance charges and $0.5 million in stock-based compensation expense incurred in connection with the vesting of all outstanding options concurrent with the series A preferred stock transaction described above and in note 10 to our consolidated financial statements. As a result of our continued cost containment efforts, selling expense as a percentage of net sales decreased to 51.4% in fiscal 2009 as compared to 65.3% for fiscal 2008.
     General and administrative expense. General and administrative expense increased 10.0% to $9.2 million in fiscal 2009 when compared to $8.4 million in the comparable prior year period. Reductions in general and administrative staff resulted in $1.0 million in severance expense in the period. Also, we recorded $0.7 million in stock-based compensation expense upon the vesting of all outstanding options concurrent with the series A preferred stock transaction. Our provision for doubtful accounts increased $0.2 million due to one customer. These increases were offset by decreases of $0.5 million in professional fees, $0.1 million in employee related expenses and $0.3 million in other general and administrative expense when compared to fiscal 2008, due to our ongoing cost containment efforts. As a result, general and administrative expense as a percentage of net sales increased to 35.4% in fiscal 2009 compared to 30.6% for fiscal 2008.
     Depreciation and amortization. Depreciation and amortization increased 27.0% to $1.3 million during fiscal 2009 from $1.0 million in fiscal 2008 due to a $0.3 million charge to fiscal 2009 expense from a change in the estimated useful life of our supply agreement with The Carbery Group Ltd. as described in note 7 to our consolidated financial statements.
     Goodwill and other intangible asset impairment. Under SFAS 142, “Goodwill and Other Intangible Assets”, the fair value of each of our reporting units was determined at March 31, 2009 and 2008 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on EBITDA of comparable companies. The valuations resulted in a goodwill impairment of approximately $3.8 million and $8.8 million for the years ended March 31, 2009 and 2008, respectively, and an impairment on other intangible assets of $1.1 million for fiscal 2009. We did not record an impairment on other intangible assets for fiscal 2008.
     Loss from operations. As a result of the foregoing, our loss from operations improved $9.0 million to ($20.5) million for fiscal 2009 from ($29.5) million in the comparable prior year period.

     Foreign exchange loss. Foreign exchange loss during fiscal 2009 was ($4.1) million as compared to a gain of $2.3 million in fiscal 2008 due to the strengthening of the U.S. dollar against the euro and the British pound and its effect on our euro-denominated intercompany loans to our foreign subsidiaries.
     Interest expense, net. Net interest expense decreased to ($1.6) million during fiscal 2009 from ($1.7) million during fiscal 2008 due to the elimination of interest expense, offset by the write-off of deferred financing costs, both the result of the conversion of substantially all of our debt in connection with the series A preferred stock transaction described in note 10 to our consolidated financial statements.
     Gain on exchange of 6% convertible notes. The conversion of our 6% convertible subordinated notes resulted in a pre-tax non-cash gain of $4.2 million in fiscal 2009.
     Minority interest. Minority interest during fiscal 2009 amounted to a credit of $0.2 million as compared to a credit of $1.1 million in fiscal 2008 as a result of a reduced loss recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss. As a result of the net effects of the foregoing, net loss for fiscal 2009 decreased 21.4% to ($21.7) million from ($27.6) million in fiscal 2008. Net loss per common share, basic and diluted, was ($0.68) per share in fiscal 2009 as compared to ($1.81) per share in fiscal 2008. Net loss per common share basic and diluted was positively affected by the increase in common shares outstanding resulting from the common shares issued in connection with the series A preferred stock transaction.
Potential fluctuations in quarterly results and seasonality
     Our industry is subject to seasonality with peak sales in each major category generally occurring in the fourth calendar quarter, which is our third fiscal quarter. This holiday demand typically results in slightly higher sales for us in our second and/or third fiscal quarters.
Liquidity and capital resources
     Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For fiscal 2009, we had a net loss of $21.7 million and used cash of $10.9 million in operating activities. As of March 31, 2009, we had an accumulated deficiency of $109.2 million.
     As described in note 10 to our consolidated financial statements, in October 2008, we completed a $15.0 million private placement of our series A preferred stock with certain investors. In connection with the transaction, substantially all of the holders of Castle Brands (USA) Inc.’s 9% senior secured notes, in the principal amount of $9.7 million plus accrued but unpaid interest, and all holders of our 6% convertible notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into shares of series A preferred stock. The closing of the cash investment and the conversion of substantially all of our outstanding debt should provide us with sufficient funds to execute our planned operations for at least the next twelve months.
     We continue to implement a plan supporting the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, bank borrowings and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We are also taking a systematic approach to expense reduction, seeking improvements in routes to market and containing production costs to improve cash flows.
     As of March 31, 2009, we had stockholders’ equity of $26.0 million and working capital of $15.8 million, compared to $14.8 million and $16.7 million, respectively, as of March 31, 2008. The increase in stockholders’ equity is primarily attributable to the series A preferred stock transaction. Working capital decreased as we had a decrease in accounts receivable and inventory and an increase in accounts payable and accrued expenses.
     As of March 31, 2009, we had cash and cash equivalents and short-term investments of approximately $7.7 million, as compared to $5.8 million as of March 31, 2008. The increase is directly attributable to the capital raised in the series A preferred stock transaction. Part of the proceeds from the transaction was used to fund our fiscal 2009 operating losses. Also, we funded 2009 operating losses from net proceeds of $0.6 million from the sale of short-term investments. At March 31, 2009, we also had approximately $0.7 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.
     The following may result in a material decrease in our liquidity over the near-to-mid term:
•	continued significant levels of cash losses from operations;

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	our ability to maintain and improve our relationships with our distributors and our routes to market;

•	our ability to procure raw materials at a favorable price to support our level of sales;

•	potential acquisition of additional spirits brands; and

•	expansion into new markets and within existing markets in the United States and internationally.
Cash flows
     The following table summarizes our primary sources and uses of cash during the periods presented:

	Years ended March 31,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,863)	$(19,955)
Investing activities	286	1,362
Financing activities	13,114	19,076

Effect of foreign currency translation	(77)	64

Net increase in cash and cash equivalents	$2,460	$547

     Operating activities. A substantial portion of available cash has been used to fund our operating activities. In general, these cash funding requirements are based on operating losses, driven chiefly by our sizable investment in our distribution system and sales and marketing activities. With increases in our overall sales volumes, we have also utilized cash to fund our receivables and inventories. In general, these increases are only partially offset by increases in our accounts payable to our suppliers and accrued expenses.
     On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs or Tierras tequila. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional three to four months may be required before we sell our inventory and collect payment from customers.
     In fiscal 2009, net cash used in operating activities was $10.9 million, consisting primarily of losses from operations of $21.7 million, a decrease in allowance for obsolete inventories of $0.4 million and a $0.2 million decrease of the minority interest in the net loss of our 60%-owned subsidiary, Gosling-Castle Partners. These uses of cash were offset partially by the effects of changes in foreign exchange of $3.7 million, a $2.1 million increase in accounts payable and accrued expenses, a $0.5 million increase in due to related parties, stock-based compensation expense of $1.7 million, depreciation and amortization expense of $1.3 million and a goodwill and other intangible asset impairment of $4.9 million.
     In fiscal 2008, net cash used in operating activities was $20.0 million, consisting primarily of losses from operations of $27.6 million, effects of changes in foreign exchange of $2.3 million, a $2.0 million increase in accounts payable and accrued expenses, and a $1.1 million decrease of the minority interest in the net loss of our 60%-owned subsidiary, Gosling-Castle Partners. These uses of cash were offset partially by an increase in allowance for obsolete inventories of $1.5 million, stock-based compensation expense of $1.1 million, a $1.0 million decrease in inventory, depreciation and amortization expense of $1.0 million and a goodwill impairment of $8.8 million.
     Investing Activities. We fund operating activities primarily with cash and short-term investments. Net proceeds from the purchase and sale of short-term investments provided $0.6 million during fiscal 2009. This was offset by the acquisition of fixed and intangible assets of $0.2 million and an increase in other assets of $0.1 million.
     Financing activities. Net cash provided by financing activities during fiscal 2009 was $13.1 million, primarily from the issuance of series A preferred stock, net of transaction costs.
     Net cash provided by financing activities during fiscal 2008 was $19.1 million and consisted primarily of $21.0 million of common stock issued in our May 2007 private placement, less $1.4 million in payments for the costs of stock issuance.
Obligations and commitments
     Irish bank facilities. We have credit facilities with availability aggregating approximately €0.5 million ($0.7 million) with an Irish bank, including overdraft, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.5 million ($0.7 million) with the bank to secure these borrowings
     We believe we are in compliance with the financial covenants of our Irish bank facilities.
     9% senior notes. In 2004, our wholly-owned subsidiary Castle Brands (USA), issued $4.6 million of senior notes secured by accounts receivable and inventories of Castle Brands (USA). These notes were to mature on May 31, 2007 and bore interest at 8% payable semi-annually. The senior notes were guaranteed by us. In 2005, the maturity date of these notes was changed to May 31, 2009 and the interest rate was increased to 9%. In November 2006, Castle Brands (USA) Inc. issued an aggregate of $5.4 million of additional senior secured notes. These notes were to mature on May 31, 2009 and bore interest at 9% payable semi-annually.
     As described above, in October 2008, holders of these notes, in the principal amount of $9.7 million plus $0.3 million of accrued but unpaid interest, converted their notes into series A preferred stock at a price per preferred share of $12.50 which was, in effect upon conversion, $0.35 per share of our common stock. The remaining unconverted notes, in the principal amount of $0.3 million, were amended so that, among other things, the interest rate was reduced to 3%, payable at maturity. These notes and all accrued but unpaid interest were repurchased in May 2009 for 200,000 shares of our common stock.
Impact of inflation
     We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2009 or 2008. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.
Recent accounting pronouncements
     In June 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. We are currently evaluating the impact of FSP EITF 03-6-1, but do not expect the adoption of this pronouncement to have a material impact on our earnings per share.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we will adopt SFAS No. 165 concurrent with our report filed for the interim period ending June 30, 2009. We do not anticipate that the adoption of SFAS No. 165 will have a material impact on our results of operations, cash flows or financial condition.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends the disclosure requirements of SFAS No. 133. SFAS No. 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS No. 161, which was effective for the first interim period beginning after November 15, 2008, requires additional disclosure in future filings. We adopted SFAS No. 161 concurrent with our report filed for the period ended March 31, 2009.
     In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP FAS No. 157-3 became effective for us. The adoption of this standard had no impact our results of operations, cash flows or financial condition.
     In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. We do not anticipate that the adoption of EITF 07-5 will have a material impact on our results of operations, cash flows or financial condition.
     On May 9, 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). We do not anticipate that the adoption of FSP No. APB 14-1 will have a material impact on our results of operations, cash flows or financial condition.
     In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not believe the adoption of SFAS No. 162 will have a material impact on our results of operations, cash flows or financial condition.
     In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations,” (“SFAS No. 141(R)”) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We are currently evaluating the impact of FSP FAS No. 142-3, but do not expect the adoption of this pronouncement to have a material impact on our results of operations, cash flows or financial condition.
     On December 4, 2007, the FASB issued SFAS No. 141(R) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS No. 141(R) and SFAS No. 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141 and that accounting previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No. 141(R). We are currently evaluating the impact of SFAS No. 141(R) and SFAS No.160, and the adoption of these pronouncements may have a material impact on our results of operations, cash flows or financial condition.

     The table below sets forth the preliminary estimated impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on April 1, 2009 on net loss per common share:

Year ended
March 31, 2009
Net loss per common share — as reported	$(0.68)
Effect of adoption of SFAS No. 141(R) and SFAS No. 160	(0.01)

Net loss per common share — as adjusted	$(0.69)

Cautionary Note Regarding Forward-Looking Statements
     This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and as follows:
•	our history of losses and expectation of further losses;

•	the effect of poor operating results on our company;

•	the adequacy of our cash resources and our ability to raise additional capital;

•	the effect of growth on our infrastructure, resources, and existing sales;

•	our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands;

•	the impact of supply shortages and alcohol and packaging costs in general, as well as our dependency on a limited number of suppliers;

•	our relationships with and our dependency on our distributors;

•	the success of our marketing activities;

•	fluctuations in the U.S. Dollar against foreign currencies;

•	negative publicity surrounding our products or the consumption of beverage alcohol products in general;

•	our ability to acquire and/or maintain brand recognition and acceptance;

•	trends in consumer tastes;

•	our ability to protect trademarks and other proprietary information;

•	the impact of litigation;

•	the impact of federal, state, local or foreign government regulations and taxes;

•	the effect of competition in our industry; and

•	economic and political conditions generally, including the current recessionary economic environment and concurrent market instability.
     We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in, or implied by, these forward-looking statements, even if new information becomes available in the future.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Castle Brands Inc.
We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries (“the Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009 and 2008, and the consolidated results of its operations, changes in stockholders’ equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ EISNER LLP

New York, New York
June 26, 2009

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
ASSETS:
Current Assets
Cash and cash equivalents	$4,011,777	$1,552,385
Short-term investments	3,661,437	4,231,644
Accounts receivable — net of allowance for doubtful accounts of $529,256 and $230,967	6,857,267	7,544,445
Due from affiliates	74,295	61,596
Inventories— net of allowance for obsolete and slow moving inventory of $1,355,159 and $1,794,262	8,169,667	8,535,993
Prepaid expenses and other current assets	719,700	811,711

Total Current Assets	23,494,143	22,737,774

Equipment — net	605,065	753,317
Other Assets
Intangible assets — net of accumulated amortization of $2,738,718 and $2,517,199	11,431,988	13,591,191
Goodwill	—	3,745,287
Restricted cash	676,403	799,864
Other assets	147,659	509,493

Total Assets	$36,355,258	$42,136,926

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Current maturities of notes payable and capital leases	$119,050	$99,784
Accounts payable	3,791,096	2,818,910
Accrued expenses	2,511,833	2,142,845
Due to stockholders and affiliates	1,290,501	919,758

Total Current Liabilities	7,712,480	5,981,297

Long-Term Liabilities
Senior notes payable	—	9,649,109
Notes payable and capital leases, less current maturities	300,000	9,001,335
Deferred tax liability	2,259,064	2,407,216

	10,271,544	27,038,957

Commitments and Contingencies (Note 16)
Minority Interests	82,037	309,810

Stockholders’ Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 101,612,349 and 15,629,776 shares issued and outstanding at March 31, 2009 and 2008, respectively	1,016,123	156,298
Additional paid-in capital	133,576,957	104,806,044
Accumulated deficiency	(109,234,310)	(87,546,011)
Accumulated other comprehensive gain (loss)	642,907	(2,628,172)

Total Stockholders’ Equity	26,001,677	14,788,159

Total Liabilities and Stockholders’ Equity	$36,355,258	$42,136,926

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2009	2008
Sales, net*	$26,105,516	$27,325,168
Cost of sales*	18,203,361	19,272,708
(Benefit) provision for obsolete inventory	(360,133)	1,541,579

Gross profit	8,262,288	6,510,881

Selling expense	13,429,965	17,843,761
General and administrative expense	9,203,575	8,368,727
Depreciation and amortization	1,307,536	1,029,579
Goodwill and other intangible asset impairment	4,845,287	8,750,000

Loss from operations	(20,524,075)	(29,481,186)

Other income	60,724	11,676
Other expense	(78,013)	(121,683)
Foreign exchange (loss) gain	(4,117,564)	2,251,430
Interest expense, net	(1,579,012)	(1,679,395)
Gain on exchange of 6% convertible subordinated notes	4,173,716	—
Credit on derivative financial instrument	—	189,397
Income tax benefit	148,152	148,152
Minority interests	227,773	1,097,835

Net loss	$(21,688,299)	$(27,583,774)

Net loss per common share, basic and diluted	$(.68)	$(1.81)

Weighted average shares used in computation, basic and diluted	31,883,995	15,263,930

*	Sales, net and Cost of sales include excise taxes of $4,222,394 and $6,669,014 for the years ended March 31, 2009 and 2008, respectively.
See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficiency	Income/(Loss)	Equity
BALANCE, MARCH 31, 2007	—	$—	12,109,741	$121,098	$84,086,710	$(59,962,237)	$(692,958)	$23,552,613

Comprehensive loss
Net loss						(27,583,774)		(27,583,774)
Foreign currency translation adjustment							(1,935,214)	(1,935,214)

Total comprehensive loss								(29,518,988)

Issuance of common stock in private placement, net of issuance costs			3,520,035	35,200	19,583,286			19,618,486
Estimated fair value ascribed to warrants issued in connection with entering into credit agreement					59,801			59,801
Vesting of stock options as compensation					3,259			3,259
Stock-based compensation					1,072,988			1,072,988

BALANCE, MARCH 31, 2008	—	—	15,629,776	$156,298	$104,806,044	$(87,546,011)	$(2,628,172)	$14,788,159

Comprehensive loss
Net loss						(21,688,299)		(21,688,299)
Foreign currency translation adjustment							3,271,079	3,271,079

Total comprehensive loss								(18,417,220)

Issuance of Series A Preferred stock, net of issuance costs	1,200,000	12,000			13,067,950			13,079,950
Exchange of 9% senior notes, including accrued interest	801,608	8,016			10,012,084			10,020,100
Exchange of 6% convertible subordinated notes, including accrued interest (net of gain on conversion of $4,173,716)	389,703	3,897			4,867,387			4,871,284
Conversion of Series A Preferred stock to common stock	(2,391,311)	(23,913)	85,404,001	854,040	(830,127)			—
Issuance of restricted stock			578,572	5,785				5,785
Stock-based compensation					1,653,619			1,653,619

BALANCE, MARCH 31, 2009	—	$—	101,612,349	$1,016,123	$133,576,957	$(109,234,310)	$642,907	$26,001,677

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,688,299)	$(27,583,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,307,536	1,029,579
Goodwill and other intangible asset impairment	4,845,287	8,750,000
Provision for doubtful accounts	378,851	199,484
Minority interest in net loss of consolidated subsidiary	(227,773)	(1,097,835)
Loss on disposal of equipment	—	1,068
Amortization of deferred financing costs	474,493	364,294
Credit on derivative financial instrument	—	(189,397)
Income tax benefit	(148,152)	(148,152)
Effect of changes in foreign exchange	3,741,196	(2,350,569)
Stock-based compensation expense	1,653,619	1,072,919
(Reversal of provision) provision for obsolete inventories	(360,133)	1,541,579
Non-cash interest charge	350,891	294,248
Gain on exchange of 6% convertible subordinated notes	(4,173,716)	—
Changes in operations, assets and liabilities:
Increase in accounts receivable	(56,009)	(890,549)
Increase in due from affiliates	(14,707)	(49,359)
Decrease in inventory	369,099	999,353
Decrease in prepaid expenses and supplies	76,115	789,284
Increase in other assets	—	(15,418)
Increase (decrease) in accounts payable and accrued expenses	2,135,017	(2,393,771)
Increase (decrease) in due to related parties	473,394	(277,942)

Total adjustments	10,825,008	7,628,816

NET CASH USED IN OPERATING ACTIVITIES	(10,863,291)	(19,954,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(150,011)	(289,433)
Acquisition of intangible assets	(21,536)	(29,612)
Short-term investments — purchased	(3,650,000)	(10,000,000)
Short-term investments — sold	4,220,207	11,680,820
Increase in other assets	(112,659)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	286,001	1,361,775

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable — net	40,926	(355,358)
Payments of obligations under capital leases	(4,279)	(3,683)
Increase in restricted cash	(8,389)	(183,250)
Issuance of series A preferred stock	15,000,000	—
Payments for costs of stock issuance	(1,920,050)	—
Issuance of restricted common stock	5,786	—
Issuance of common stock in private placement	—	21,014,609
See accompanying notes to the consolidated financial statements.

	Years ended March 31,
	2009	2008
Payments for costs of stock issuance	—	(1,396,123)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,113,994	19,076,195

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(77,312)	64,416
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,459,392	547,428
CASH AND CASH EQUIVALENTS — BEGINNING	1,552,385	1,004,957

CASH AND CASH EQUIVALENTS — ENDING	$4,011,777	$1,552,385

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Fair value of warrants issued in connection with credit facility	$—	$59,801
Exchange of 9% senior notes, including all interest, by issuance of 801,608 shares of series A preferred stock	$10,020,100	$—
Exchange of 6% convertible subordinated notes, including all interest, by issuance of 389,703 shares of series A preferred stock	$9,045,000	$—
Conversion of October 2008 promissory note, including all interest	$2,002,778	$—
Write off of fully amortized intangible asset	$732,000	$—

Interest paid	$730,254	$1,443,663
See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	Description of business and basis of presentation — The consolidated financial statements include the accounts of Castle Brands Inc. (the “Company”), its wholly-owned subsidiaries, Castle Brands (USA) Corp. (“CB-USA”), and McLain & Kyne, Ltd. (“McLain & Kyne”), and the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited (“CB-UK”), and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of fine spirit brands of vodka, whiskey, rums, tequila and liqueurs in the United States, Canada, Europe, Latin America and the Caribbean. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported from Europe into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.	Brands — Vodka — Boru vodka, is an ultra-pure, five-times distilled and specially filtered premium vodka. Boru is produced in Ireland and has three flavor extensions (citrus, orange and Crazzberry).

Rum — Gosling’s rums, a family of premium rums with a 200-year history, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, including the award-winning Gosling’s Black Seal rum; and Sea Wynde, a premium rum developed and introduced by the Company in 2001.

Whiskey — Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years; and the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt and classic pure grain versions; and three premium small batch bourbons: Jefferson’s Reserve, Jefferson’s and Sam Houston.

Tequila — The Company became the exclusive importer and marketer of Tequila Tierras in the United States in February of 2008.

Liqueurs — Brady’s Irish Cream, a premium Irish cream liqueur; Celtic Crossing, a premium Irish liqueur; and, pursuant to an exclusive U.S. marketing arrangement, Pallini Limoncello, Raspicello and Peachello premium Italian liqueurs.

D.	Cash and cash equivalents — The Company considers all highly liquid instruments with a maturity at date of acquisition of three months or less to be cash equivalents.

E.	Investments — The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, classifying its investments based on the intended holding period. The Company currently classifies its investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Investments consist primarily of money market accounts and

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
certificates of deposit that are highly liquid in nature and represent the investment of cash that is available for current operations.

F.	Trade accounts receivable — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of its customers.

G.	Revenue recognition — Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.	Inventories — Inventories are comprised of distilled spirits, dry good raw materials (bottles, labels and caps), packaging and finished goods, and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded in cost of goods sold. See Note 4.

I.	Equipment — Equipment consists of office equipment, computers and software and furniture and fixtures. When assets are retired or otherwise disposed of, the cost and related depreciation is removed from the accounts, and any resulting gain or loss is recognized in the statement of operations. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

J.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of March 31, 2009 and 2008, goodwill that arose from acquisitions was $0 and $3,745,287, respectively. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), impairment of goodwill must be tested at least annually by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. The estimates that most significantly affect the fair value calculation are related to revenue growth, cost of sales, selling and marketing expenses and discount rates. Impairment testing is done at the reporting level. If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
value of the reporting unit deemed to be the purchase price paid. Rights, trademarks, trade names and formulations are indefinite lived intangible assets not subject to amortization and are tested for impairment at least annually. The impairment test consists of a comparison of the fair value of the asset group allocated to each reporting unit with its allocated carrying amount.

The fair value of each reporting unit was determined at March 31, 2009 and 2008 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. Such valuations resulted in the Company recording a goodwill impairment of $3,745,287 and $8,750,000 for the years ended March 31, 2009 and 2008, respectively, and an impairment on its indefinite lived intangible assets, comprised of trade names and distribution rights, of $1,100,000 for the year ended March 31, 2009. Such adjustments were attributable to downward revisions of earnings forecasted for future years, particularly as they relate to the international operations, an overall decrease to the value of the comparable companies, and for the year ended March 31, 2008, an increase in the incremental borrowing rate due to worse than anticipated results. The Company did not record an impairment on other intangible assets for the year ended March 31, 2008.

K.	Impairment of long-lived assets — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company concluded that there was no impairment during the year ended March 31, 2009 on its definite lived intangible assets.

L.	Shipping and handling — The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense. Shipping charges included in selling expense amounted to $123,018 and $107,558 for the years ended March 31, 2009 and 2008, respectively.

M.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales. Historically, sales in Ireland have been made “in-bond”, net of excise taxes. During the year ended March 31, 2008, the Company made sales to its then distributor in Ireland “ex-bond” that included $2,270,833 in excise taxes and VAT. These taxes are reflected in both revenues and cost of sales as an equal increase to both. Historically, sales in the United Kingdom have been made “in-bond.” Since the Company changed its distributor in the United Kingdom, sales are made “ex-bond.”

N.	Distributor charges and promotional goods — The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
local advertising where legal. Such charges are reflected as selling expense as incurred. Also, the Company has entered into arrangements with certain of its distributors whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

O.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. The translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to the U.S. entities, with the risk of foreign exchange gain or loss resting with CB-USA. Also, the Company has funded the continuing operations of the international subsidiaries. At each balance sheet date, the Euro denominated intercompany balances included on the books of the foreign subsidiaries are restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

P.	Fair value of financial instruments — SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which was adopted on April 1, 2008. SFAS No. 157 accomplishes the following key objectives:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Q.	Income taxes — Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. The Company has recognized no adjustment for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2009.

R.	Research and development costs — The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

S.	Advertising — Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $1,555,911 and $3,086,860 for the years ended March 31, 2009 and 2008, respectively.

T.	Use of estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and other equity issuances, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

U.	Uncertainties — The Company depends on a limited number of third-party suppliers for the sourcing of all of its products, including both its own proprietary brands and those it distributes for others. The Company does not have long-term written agreements with all of its suppliers. Also, if the Company fails to complete purchases of products ordered annually, certain suppliers have the right to bill it for product not purchased during the period. Suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of existing suppliers, especially key suppliers, could have material adverse effects on the Company’s operating results. The inability to maintain, renew on acceptable terms or find suitable alternatives to the Company’s contracts with suppliers could have a material adverse effect on its operating results.

V.	Recent accounting pronouncements — In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
EITF 03-6-1. The Company is currently evaluating the impact of FSP EITF 03-6-1, but does not expect the adoption of this pronouncement to have a material impact on its earnings per share.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, the Company will adopt SFAS No. 165 concurrent with its report filed for the interim period ending June 30, 2009. The Company does not anticipate that the adoption of SFAS No. 165 will have a material impact on its results of operations, cash flows or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends the disclosure requirements of SFAS No. 133. SFAS No. 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS No. 161, which was effective for the first interim period beginning after November 15, 2008, requires additional disclosure in future filings. The Company adopted SFAS No. 161 concurrent with its report filed for the period ended March 31, 2009.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP FAS No. 157-3 became effective for the Company upon issuance. This standard had no impact on the Company’s results of operations, cash flows or financial condition.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company does not anticipate the adoption of EITF 07-5 will have a material impact on its results of operations, cash flows or financial condition.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). The Company does not anticipate that the adoption of FSP No. APB 14-1 will have a material impact on its results of operations, cash flows or financial condition.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
adoption of SFAS No. 162 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations,” (“SFAS No. 141(R)”) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the impact of FSP FAS No. 142-3, but does not expect the adoption of this pronouncement to have a material impact on its results of operations, cash flows or financial condition.

On December 4, 2007, the FASB issued SFAS No. 141(R) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS No. 141(R) and SFAS No. 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141 and accounting previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No. 141(R). The Company is currently evaluating the impact of SFAS No. 141(R) and SFAS No.160, and the adoption of these pronouncements may have a material impact on its results of operations, cash flows or financial condition.

The table below sets forth the preliminary estimated impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on April 1, 2009 on net loss per common share:

Year ended
March 31, 2009
Net loss per common share — as reported	$(0.68)
Effect of adoption of SFAS No. 141(R) and SFAS No. 160	(0.01)

Net loss per common share — as adjusted	$(0.69)

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and contingent conversion of debentures outstanding. In computing diluted net loss per share for the years ended March 31, 2009 and 2008, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures is anti-dilutive.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2009	2008
Stock options	3,555,975	1,617,625
Stock warrants	2,305,432	2,305,432
Convertible debentures	—	1,192,380

Total	5,861,407	5,115,437

NOTE 3 — INVESTMENTS
The following is a summary of available-for-sale securities:

		Gross
		Unrealized	Estimated
	Adjusted Cost	Gain/(Loss)	Fair Value
March 31, 2009
Money market accounts	$1,001,320	$—	$1,001,320
Certificates of deposit	2,660,117	—	2,660,117

Total	$3,661,437	$—	$3,661,437

		Gross
		Unrealized	Estimated
	Adjusted Cost	Gain/(Loss)	Fair Value
March 31, 2008
Money market accounts	$2,041,810	$—	$2,041,810
Mutual funds	2,189,834	—	2,189,834

Total	$4,231,644	$—	$4,231,644

The Company’s investments have been classified within Level 1 of SFAS No. 157 and are reported at fair value.
NOTE 4 — INVENTORIES

	March 31,
	2009	2008
Raw materials	$2,048,398	$1,766,892
Finished goods	6,121,269	6,769,101

Total	$8,169,667	$8,535,993

As of March 31, 2009 and 2008, 61% and 89%, respectively, of raw materials and 6% and 6%, respectively, of finished goods were located outside of the United States.

During the year ended March 31, 2008, the Company recorded a net allowance for obsolete and slow moving inventory of $1,541,579. This allowance was recorded on both raw materials and finished goods, primarily in the obsolescence of old packaging of Boru vodka, rendered obsolete with the repackaging in March 2007, and old packaging of Clontarf Irish whiskey, rendered obsolete with the launch of the new Clontarf packaging in March 2008. Also, in an effort to focus on faster growing and more profitable brands, the Company reduced the number of SKUs and bottle sizes on some of its products, primarily Gosling’s rums. The charge was recorded as an increase to cost of sales.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
During the year ended March 31, 2009, the Company recorded a reversal of its allowance for obsolete and slow moving inventory of $360,133. This reversal was recorded as the Company was able to sell certain of the goods included in the allowance recorded during the previous fiscal year. The reversal was recorded as a decrease to cost of sales.
NOTE 5 — ACQUISITIONS
Investment in Gosling-Castle Partners Inc.
The Company has agreed to fund certain operating losses of GCP. On June 5, 2007, GCP entered into a demand promissory note for $3,100,000 with the Company. This demand note was subsequently increased to $4,200,000 and covered all monies previously funded by the Company to GCP. The note bore interest at 10% per annum, compounded monthly. Interest, if not paid, was added to principal monthly. Interest was accrued retroactive to the date that funding by the Company to GCP exceeded the terms of the original non-interest bearing note. The two minority shareholders of GCP guaranteed their respective pro-rata share of the note.

Effective as of November 15, 2008, the parties have agreed, subject to the completion of a definitive document, that this note will be converted to a term loan wherein the amount of the loan will be the amount of principal and unpaid interest on November 15, 2008, the maturity of the loan will be changed to January 1, 2020, subject to earlier maturity upon the sale of the brands or trademarks or termination of an export agreement to which GCP is a party and interest will be reduced to 5% per annum and accrues and is payable only at maturity. The existing guaranties will remain in place with respect to restructured notes. The balance of the loan at March 31, 2009 was $3,794,091.
NOTE 6 — EQUIPMENT
Equipment consists of the following:

	March 31,
	2009	2008
Equipment and software	$1,679,402	$1,667,355
Furniture and fixtures	10,325	45,898

	1,689,727	1,713,253
Less: accumulated depreciation	1,084,662	959,936

	$605,065	$753,317

Depreciation expense for the years ended March 31, 2009 and 2008 totaled $243,620 and $234,548, respectively.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the years ended March 31, 2009 and 2008 were as follows:

Amount
Balance as of March 31, 2007	$13,036,650
Reallocation of goodwill to intangible assets*	(541,363)
Goodwill impairment	(8,750,000)

Balance as of March 31, 2008	$3,745,287

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)

Amount
Goodwill impairment	(3,745,287)

Balance as of March 31, 2009	$—

*	At the completion of the purchase price allocation of McLain & Kyne, Ltd., completed in October 2007, $541,362 was reallocated from goodwill to identifiable intangible assets.
Intangible assets consist of the following:

	March 31,
	2009	2008
Definite life brands	$170,000	$170,000
Trademarks	479,248	482,754
Rights	8,271,555	9,036,793
Product development	20,350	—
Patents	994,000	994,000
Supply relationships	—	732,000
Other	28,480	28,480

	9,963,633	11,444,027
Less: accumulated amortization	2,738,718	2,517,199

Net	7,224,915	8,926,828
Other identifiable intangible assets — indefinite lived*	4,207,073	4,664,363

	$11,431,988	$13,591,191

*	Other identifiable intangible assets — indefinite lived at March 31, 2009 are shown net of an impairment of $1,100,000 as described in Note 1(J). In addition, $642,709 in distribution rights, net were reclassed from definite to indefinite lived intangible assets
Accumulated amortization consists of the following:

	March 31,
	2009	2008
Definite life brands	$126,552	$115,218
Trademarks	97,652	65,956
Rights	2,201,462	1,772,042
Patents	313,052	238,333
Supply relationships	—	325,650

Accumulated amortization	$2,738,718	$2,517,199

Amortization expense for the years ended March 31, 2009 and 2008 totaled $1,063,916 and $795,031, respectively.

The Company did not renew its supply agreement with The Carbery Group which expired on December 31, 2008. The Company has adjusted the estimated useful life of the underlying intangible asset prospectively to agree to the termination date. The change in estimated useful life resulted in an additional $341,600 in amortization expense for the year ended March 31, 2009.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31,	Amount
2010	$664,242
2011	664,242
2012	664,242

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)

Years ending March 31,	Amount
2013	664,242
2014	664,242

Total	$3,321,210

NOTE 8 — RESTRICTED CASH
At March 31, 2009, the Company had €512,132 or $676,403 (translated at the March 31, 2009 exchange rate) of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’’ insurance, customs and excise guaranty, and a revolving credit facility, as described in Note 9(A).
NOTE 9 — NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2009	2008
Notes payable consist of the following:
Revolving credit facilities(A)	$118,122	$95,911
Notes payable(B)	300,000	9,649,109
Subordinated convertible notes(C)	—	9,000,000

	418,122	18,745,020
Capital leases(D)	928	5,208

Total	$419,050	$18,750,228

(A)	The Company has arranged various credit facilities aggregating approximately €505,000 ($666,984) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. Overdraft balances included in notes payable totaled $118,122 and $95,911 at March 31, 2009 and 2008, respectively.

(B)	In 2004, CB-USA issued $4,660,000 of senior notes secured by its accounts receivable and inventories. These notes were set to mature on May 31, 2007 and bore interest at 8% payable semi-annually. In conjunction with the issuance of the senior notes, a total of 116,500 warrants to purchase shares of the Company’s common shares at $8.00 per share, expiring May 31, 2009, were issued. These warrants had a relative fair value of at $129,195 in the aggregate which was treated as a discount to the notes payable. On August 15, 2005, the maturity date of these notes was changed to May 31, 2009 and the interest rate was increased to 9%. Interest expense pertaining to the discount to the notes payable was recognized, and the notes payable accreted, over the adjusted term of the notes.

In November 2006, CB-USA issued an aggregate of $5,340,000 of additional senior secured notes. These notes were set to mature on May 31, 2009 and bore interest at 9% payable semi-annually. In conjunction with the issuance of the additional senior notes, a total of 213,600 warrants to purchase shares of the Company’s common stock at $8.00 per share, expiring May 31, 2009, were issued. These warrants had a relative fair value of $706,944 in the aggregate which was treated as a discount to the notes payable. Interest expense pertaining to this discount was recognized, and the notes payable accreted, over the term of the notes.

In connection with the private placement described in Note 10, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $9,700,000 plus $321,000 of accrued but

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)

unpaid interest, converted their notes into Series A Preferred Stock at a price per preferred share of $12.50 which was, in effect upon conversion, $0.35 per share of the Company’s common stock. The remaining unconverted 9% senior secured notes, in the principal amount of $300,000, were amended so that, among other things, (i) the maturity date was extended to May 31, 2014, (ii) the interest rate was reduced to 3%, payable at maturity and (iii) the security interest in the Company’s collateral was terminated. These notes were subsequently repurchased with common stock as described in Note 19.

(C)	In 2005, the Company issued $15,000,000 of 6% subordinated convertible notes due March 1, 2010. Upon the completion of the Company’s initial public offering on April 10, 2006, $6,000,000 of the notes converted automatically into common stock at a price of $7.00 per share.

In connection with the private placement described in Note 10, all holders of the Company’s 6% convertible subordinated notes, in the principal amount of $9,000,000 plus $45,000 of accrued but unpaid interest, converted their notes into Series A Preferred Stock at a price per preferred share of $23.21, which was, in effect upon conversion, $0.65 per share of the Company’s common stock.

(D)	The Company financed the purchase of certain office equipment totaling $17,872. The equipment leases call for monthly payments of principal and interest at the rate of 5% per annum, to be paid through July 2009. As of March 31, 2009, the Company owed $928 under this lease.
During the years ended March 31, 2010 and 2014, debt maturities aggregate $119,050 and $300,000, respectively.
NOTE 10 — PREFERRED STOCK
Preferred Stock Issuance — In October 2008, the Company completed a private placement with Frost Gamma Investments Trust, Vector Group Ltd., I.L.A.R. S.p.A., Halpryn Group IV, LLC, Lafferty Limited, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, Hsu Gamma Investment, L.P., MZ Trading LLC and Richard J. Lampen (collectively, the “Purchasers”). The Purchasers purchased 1,200,000 shares of Series A Preferred Stock for $12.50 per share, which subsequently converted into 42,857,162 shares of common stock. The Company received gross proceeds of $15,000,000, portions of which the Company used to pay transaction expenses of approximately $1,900,000, to satisfy outstanding obligations and for general corporate purposes.

Conversion and/or Amendment of Notes — In connection with the private placement, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $9,700,000 plus $321,000 of accrued but unpaid interest, and all holders of the Company’s 6% convertible subordinated notes, in the principal amount of $9,000,000 plus $45,000 of accrued but unpaid interest, converted their notes into Series A Preferred Stock. Upon conversion of the 9% senior secured notes, the Company issued 801,608 shares of Series A Preferred Stock, convertible into approximately 28,628,869 shares of common stock. Upon conversion of the 6% convertible subordinated notes, the Company issued 389,703 shares of Series A Preferred Stock, convertible into approximately 13,917,960 shares of common stock. The remaining unamortized balance of $203,767 in deferred financing costs associated with the 9% senior secured notes was recognized as interest expense in the year ended March 31, 2009.

As a result of this transaction, the Company recorded a pre-tax non-cash gain on the exchange of the 6% convertible subordinated notes of $4,173,716 in the year ended March 31, 2009.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
Conversion of Preferred Stock — Each share of Series A Preferred Stock automatically converted into common stock at a rate of 35.7143 shares of common stock for each share of Series A Preferred Stock, when the Company amended its charter in the last fiscal quarter of 2009, as described below. The Company issued 85,404,001 shares of common stock upon the conversion of the Series A Preferred Stock.

$2,000,000 Promissory Note — On October 15, 2008, Frost Gamma Investments Trust advanced $2,000,000 to the Company under a promissory note. The entire amount of this advance and $2,778 accrued interest thereon was offset against the portion of the purchase price payable by Frost Gamma Investments Trust at the closing of the private placement. The promissory note bore interest at 10% per annum. Upon the funding of the $2,000,000 promissory note, the Company terminated the $5,000,000 credit agreement it had entered into with Frost Nevada Investments Trust in October 2007. No amounts were ever borrowed under the October 2007 facility. The remaining unamortized balance of $85,709 in deferred financing costs associated with the terminated facility was recognized as interest expense in the year ended March 31, 2009.

Stockholder Meeting — The Company’s stockholders approved the following at the Company’s annual meeting on January 21, 2009:
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
NOTE 11 — COMMON STOCK
In May 2007, the Company sold in a private placement a total of 3,520,035 shares of its common stock for aggregate gross proceeds of $21,014,609. Net proceeds to the Company after offering costs were $19,618,484. The investors included, among others, three then directors of the Company, including Phillip Frost, MD.

As part of the private placement, the investors and placement agent received warrants to purchase approximately 1,408,014 and 35,200 additional shares, respectively, at an exercise price of $6.57 per share. The warrants are exercisable for a period of five years from the closing of the offering. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.

On January 21, 2009, in connection with the preferred stock transaction described in Note 10, the Company issued 85,404,001 shares of common stock upon the conversion of the Series A Preferred Stock. Each share of Series A Preferred Stock automatically converted into common stock at a rate of 35.7143 shares of common stock for each share of Series A Preferred Stock.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
NOTE 12 — FOREIGN CURRENCY FORWARD CONTRACTS
The Company enters into forward contracts to attempt to limit its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2009, the Company held outstanding forward exchange positions for the purchase of Euros, expiring through April 2009, in the amount of $132,200 with a weighted average conversion rate of €1 = $1.32200 as compared to the spot rate at March 31, 2009 of €1 = $1.32076. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.
NOTE 13 — PROVISION FOR INCOME TAXES
The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

Tax years 2007 through 2009 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2003 through 2009 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax benefit for the years ended March 31, 2009 and 2008 consists of federal and state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2009, the Company had federal net operating loss carryforwards of approximately $62,550,000 for U.S. tax purposes, which expire through 2029 and foreign net operating loss carryforwards of approximately $19,890,000 which carry forward without limit of time. Utilization of the U.S. tax losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

The pre-tax loss, on a financial statement basis, from foreign sources totaled $2,244,563 and $4,350,664 for the years ended March 31, 2009 and 2008, respectively.

The Company did not have any undistributed earnings from foreign subsidiaries at March 31, 2009 and 2008.

The following table reconciles the income tax benefit and the federal statutory rate of 34%.

	Years ended March 31,
	2009	2008
	%	%
Computed expected tax benefit, at 34%	34.00	34.00
Increase in valuation allowance	(27.03)	(27.14)
Effect of foreign rate differential	(2.49)	(4.18)
Taxes included in minority interest	0.36	1.35
Goodwill and other intangible asset impairment	(7.61)	(10.79)
Other	(3.91)	0.22
State and local taxes, net of federal benefit	6.00	6.00

Income tax benefit	(0.68)	(0.54)

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the years ended March 31, 2009 and 2008, the Company recognized $148,152 and $148,152 of income tax benefit, respectively.

On December 1, 2003, the Company recorded a deferred tax liability of $629,444 as the amount ascribed to the difference between the book and tax basis of the tangible and intangible assets acquired as additional goodwill.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2009	2008
Deferred income tax assets:
Foreign currency transactions	$166,000	$51,000
Accounts receivable	47,000	15,000
Inventory	412,000	502,000
Incentive compensation	—	95,000
Stock based compensation	1,646,000	985,000
Amortization of intangibles	730,000	521,000
Net operating loss carryforwards — U.S.	23,346,000	18,538,000
Net operating loss carryforwards — foreign	1,987,000	1,763,000
Other	3,000	4,000

Total gross assets	28,337,000	22,474,000
Less: Valuation allowance	(28,337,000)	(22,474,000)

Net deferred asset	$—	$—

Deferred income tax liability:
Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in GCP	(1,629,620)	(1,777,772)

Net deferred income tax liability	$(2,259,064)	$(2,407,216)

The Company has recorded a full valuation allowance against its deferred tax assets as it believes it is more likely than not that such deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2009 and 2008 was approximately $28,337,000 and $22,474,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2009 and 2008 was $5,863,000 and $7,487,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.
NOTE 14 — STOCK-BASED COMPENSATION
A.	Stock Incentive Plan — In July 2003, the Company implemented the 2003 Stock Incentive Plan (the “Plan”) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. Stock option grants under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four or five year period and expire ten years after the grant date.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
As established, there were 2,000,000 shares of common stock reserved and available for distribution under the Plan. In January 2009, the Company’s stockholders approved an amendment to the Plan to increase the number of shares available under the Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of March 31, 2009, 7,865,453 shares remain available for issuance under the Plan.

Stock based compensation expense for the years ended March 31, 2009 and 2008 amounted to $1,653,619 and $1,072,988, respectively, of which $701,540 and $446,856, respectively, is included in selling expense and $952,079 and $626,132, respectively, is included in general and administrative expense for the years ended March 31, 2009 and 2008, respectively. At March 31, 2009, total unrecognized compensation cost amounted to approximately $322,063, representing 2,308,572 unvested options and restricted stock. This cost is expected to be recognized over a weighted-average period of 7.43 years. There were no options exercised during the year ended March 31, 2009.

Stock Options — In November 2008, the Company granted ten-year stock options to purchase shares of its common stock at an exercise price of $0.35 per share as follows: 1,000,000 to Richard J. Lampen and 100,000 each to three newly elected directors. Mr. Lampen serves as an executive officer and director of the Company. The options were conditioned upon the Company’s stockholders approving the amendment to the Plan to increase the number of shares available for award under such plan in January 2009. The options vest in four equal annual installments on each anniversary of the grant date, subject to earlier vesting upon certain events. In January 2009, following the annual stockholders meeting, the Company granted ten-year stock options to purchase 300,000 shares of its common stock at an exercise price of $0.23 per share to the three other newly elected directors. These options also vest in four equal annual installments on each anniversary of the grant date, subject to earlier vesting upon certain events.
A summary of the options outstanding under the Plan is as follows:

	Years ended March 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,617,625	$6.37	1,294,125	$7.19
Granted	2,288,200	0.32	358,500	3.41
Forfeited	(349,850)	5.45	(35,000)	6.51

Outstanding at end of period	3,555,975	$2.57	1,617,625	$6.37

Exercisable at period end	1,825,975	$4.70	854,950	$7.09

Weighted average fair value of grants during the period		$0.13		$1.14
The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2009:

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	value
$0.01 — $0.50	2,166,100	9.56	436,100	$0.21	$—
$1.01 — $2.00	115,500	8.90	115,500	1.53	—
$3.01 — $4.00	250,000	8.62	250,000	3.09	—
$4.01 — $5.00	2,500	8.46	2,500	4.70	—
$5.01 — $6.00	323,500	5.07	323,500	5.98	—
$6.01 — $7.00	59,500	8.16	59,500	6.77	—
$7.01 — $8.00	438,250	6.48	438,250	7.72	—
$8.01 — $9.00	200,625	7.25	200,625	9.00	—

	3,555,975	7.60	1,825,975	$4.70	$—

All options outstanding on October 20, 2008 vested on that date upon completion of the Series A Preferred Stock transaction described in Note 10. The Company recognized $1,208,136 in stock-based compensation expense upon such vesting.

Total stock options exercisable as of March 31, 2009 were 1,825,975. The weighted average exercise price of these options was $4.70. The weighted average remaining life of the options outstanding was 7.60 years and of the options exercisable was 7.43 years.

The following summarizes activity pertaining to the Company’s non-vested options for the years ended March 31, 2009 and 2008:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested at March 31, 2007	720,500	$7.21

Granted	358,500	3.41
Canceled or expired	(35,000)	6.51
Vested	(281,325)	6.37

Nonvested at March 31, 2008	762,675	7.10

Granted	2,288,200	0.32
Canceled or expired	(349,850)	5.45
Vested	(971,025)	4.70

Nonvested at March 31, 2009	1,730,000	$.32

Restricted Stock Grants — On December 16, 2008, the Company’s Compensation Committee approved the grant of restricted common stock in lieu of cash retention payments under the retention agreements dated June 15, 2008 between the Company and three of its executive officers. These executive officers received a total of 578,572 restricted common shares. The restricted stock vests in two equal annual installments on each anniversary of the grant date. The grants were subject to stockholder approval of the increase in the number of shares available under the Plan. At March 31, 2009, none of the restricted stock grants has vested.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
A summary of the restricted stock outstanding under the Plan is as follows:

Shares
Restricted stock outstanding at March 31, 2008	—
Granted	578,572
Canceled or expired	—

Restricted stock outstanding at March 31, 2009	578,572

Weighted average fair value per restricted share at grant date	$0.25
Weighted average share price at grant date	$0.26
The fair value of each award under the Plan is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility and the volatility of a peer group of companies over the expected life of the option as the Company does not have enough history trading as a public company to calculate its own stock price volatility. The expected term and vesting of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.

The fair value of options and restricted stock at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	March 31,
	2009	2008
Risk-free interest rate	2.93%	4.67%
Expected option life in years	5.23	6.56
Expected stock price volatility	50%	50%
Expected dividend yield	0%	0%
Since no options were exercised, the Company did not recognize any related tax benefit for the years ended March 31, 2009 and 2008.
B.	Stock Warrants — The Company has entered into various warrant agreements.
Warrant to Purchase Common Stock Issued to 2002 Credit Facility Lender

In August 2002, in connection with a revolving credit facility, the Company granted to the lender a warrant to acquire 100,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrant is subject to anti-dilution provisions, is fully vested and is exercisable through September 1, 2014. From the date of issuance through September 27, 2005, when the warrant was amended, the warrant contained a put option right based on the intrinsic value of the warrants exercised that could be exercised by the holder at any time commencing as of September 2006 and ending on the warrant expiration date. The Company accounted for the warrant and the put option rights as a compound financial instrument in the consolidated financial statements at fair value following the

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
guidelines of EITF 00-19, paragraphs 44 and 45, and paragraphs 11 and 24 of SFAS 150. Changes in the fair value of the compound instrument were recognized in earnings for each reporting period. For the years ended March 31, 2009 and 2008, the Company recorded a credit for the change in the value of the compound financial instrument of $0 and $189,397, respectively. On September 27, 2005, the warrant was amended to eliminate the cash put feature and replace it with certain penalties if the shares underlying the warrant were not registered by June 1, 2008. The Company filed such registration statement on May 31, 2007, and the lender elected to have the shares underlying its warrant included in such registration statement.
Warrants to Purchase Common Stock Issued to Senior Note Holders

In connection with the issuance of the senior notes in November 2006, the Company entered into a warrant agreement granting the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at relative fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount was recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For the years ended March 31, 2009 and 2008, the Company recorded $350,891 and $294,248, respectively, of additional senior note accretion as additional interest expense. Included in the expense recorded for the year ended March 31, 2009 is $56,643 in additional interest expense recorded upon the conversion of the senior notes to Series A Preferred Stock as described in Note 10.

Warrant to Purchase Common Stock Issued to 2007 Credit Facility Lender

Upon entering into the credit agreement with Frost Nevada Investments Trust in October 2007, which was terminated in October 2008 in connection with the private placement described in Note 10, the Company issued to the lender a warrant to purchase 50,000 shares of common stock at an exercise price of $4.00 per share at any time through March 31, 2012. The warrant is subject to anti-dilution provisions and vested upon issuance. The Company ascribed a fair value to the warrant of $59,801 and accounted for the warrant as a deferred financing cost that was amortized over the life of the underlying credit facility.

The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2007	812,218	$7.75

Granted	1,493,214	6.48
Exercised	—	—
Forfeited	—	—

Warrants outstanding and exercisable, March 31, 2008	2,305,432	6.93

Granted	—	—
Exercised	—	—
Forfeited	(107,118)	8.00

Warrants outstanding and exercisable, March 31, 2009	2,198,314	$6.88

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
NOTE 15 — RELATED PARTY TRANSACTIONS
A.	The Company is party to an agreement with MHW, Ltd. (“MHW”), whereby MHW acts as the Company’s agent in the distribution of its products across the United States. MHW’s president also serves as a director of the Company. Also, MHW has a 10% ownership interest in the Celtic Crossing brand, one of the Company’s products, in the United States and its territories, Canada, Mexico, and the Caribbean.

Pursuant to the MHW distribution agreement, MHW receives sales orders from certain of the Company’s domestic wholesalers at prices agreed upon with the Company. MHW simultaneously purchases Company inventory necessary to fill those orders and ships that inventory to the various wholesalers. MHW then invoices, collects, and deposits remittances from those wholesalers into an MHW bank account designated for the Company. The funds are remitted to the Company on a weekly basis. Although MHW is responsible for the billing function, the collected funds are the property of the Company and MHW is not liable to the Company for any unpaid balances due from wholesalers.

In addition to the distribution services provided for the Company, MHW also provides administrative and support services on behalf of the Company. For the years ended March 31, 2009 and 2008, aggregate charges recorded for all services provided were approximately $302,353 and $304,228, respectively, which have been included in general and administrative expenses.

B.	The Company had transactions with Knappogue Corp., a stockholder in the Company. Knappogue Corp. is controlled by the Company’s Chairman and his family. The transactions primarily involved rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes, including Company meetings and to entertain the Company’s customers. For the years ended March 31, 2009 and 2008, fees incurred by the Company to Knappogue Corp. amounted to $13,041 and $35,645 respectively. These charges have been included in selling expense.

C.	The Company has contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provided for a various payments to BPW, Ltd., including a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company’s management. For the years ended March 31, 2009 and 2008, BPW, Ltd. was paid $65,563 and $51,477, respectively, under this contract. These charges have been included in general and administrative expense. This contract is cancelable by either party upon 30 days’ written notice.

D.	I.L.A.R. S.p.A is a stockholder in the Company and an officer of I.L.A.R. S.p.A is a director of the Company. In August 2004, the Company entered into an agency agreement with I.L.A.R. S.p.A., the producer of Pallini Limoncello and its flavor extensions, to be the sole and exclusive importer of Pallini Limoncello and its flavor extensions throughout the United States and its territories and possessions. The agreement expires on December 31, 2009.

Under this agreement, the Company is permitted to import Pallini Limoncello and its flavor extensions at a set price, updated annually, and is obligated to set aside a portion of the gross

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
margin toward a marketing fund for Pallini. The agreement also encompasses the hiring of a Pallini Brand Manager at the Company with Pallini reimbursing the costs of this position up to a stipulated annual amount. These reimbursements are included in selling expense.

For the year ended March 31, 2009 the Company purchased goods from Pallini Internazionale (“Pallini”), an affiliate of I.L.A.R. S.p.A for approximately $3,639,394. As of March 31, 2009 the Company was indebted to Pallini for $1,089,951 which is included in due to stockholders and affiliates on the consolidated balance sheet.

E.	On February 12, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a director of the Company, which enabled the Company to borrow up to $5,000,000. Upon entering into the credit agreement, the Company paid the lender a facility fee of $150,000. The Company did not draw down on this facility. The facility was terminated pursuant to its terms following the closing of the May 2007 private placement of common stock.

On October 22, 2007, the Company entered into a credit agreement with Frost Nevada Investments Trust which enabled the Company to borrow up to $5,000,000. Any amounts outstanding under the credit facility bore interest at a rate of 10% per annum, payable quarterly. The maturity date of any amounts outstanding was the earlier of (i) one business day after the closing of financing transactions resulting in aggregate gross proceeds to the Company of at least $10,000,000 and (ii) February 28, 2009. No amounts were ever borrowed under the facility. In October 2008, this credit agreement was terminated in connection with the transaction described in Note 10. Upon entering into the credit agreement, the Company paid the lender a facility fee of $175,000. As additional consideration for entering into the Credit Facility, the Company issued to the lender a warrant to purchase 50,000 shares of common stock at an exercise price of $4.00 per share. The Company ascribed a fair value to the warrant of $59,801 and accounted for the warrant as a deferred financing cost that was amortized over the life of the underlying credit facility.

F.	In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% stockholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s interim president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the year ended March 31, 2009, Vector Group was paid $47,011 under this contract. These charges have been included in general and administrative.

G.	In October 2008, the Company paid a $250,000 fee (plus out-of-pocket expenses of $23,986) to Ladenburg Thalmann & Co. Inc. for services it provided as financial advisor to the purchasers of the series A convertible preferred stock. In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”), the parent of Ladenburg Thalmann & Co., Inc., for its costs in providing certain administrative, legal and financial services to the Company. Mr. Lampen, the Company’s interim president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and two other directors of the Company serve as directors of LTS, including Dr. Phillip Frost who is the Chairman and principal shareholder of LTS.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
NOTE 16 — COMMITMENTS AND CONTINGENCIES
A.	The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2014, subject to automatic five year extensions thereafter. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2010, the Company has contracted to purchase approximately €995,000 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd., an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

C.	The Company subleases office space in New York, NY, and leases office space in Dublin, Ireland, Houston, TX and Louisville, KY. The New York, NY lease commenced on January 1, 2009 and extends through April 29, 2010. The Dublin office lease commenced on March 1, 2009 and extends through November 30, 2013. The Houston, TX lease commenced on February 24, 2000 and extends through September 30, 2009. The Louisville, KY lease commenced June 1, 2004, became effective for the Company concurrent with the acquisition of McLain & Kyne, Ltd., and expires on May 31, 2009. The Company has also entered into non-cancelable operating leases for certain office equipment.
     Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2010	$112,206
2011	40,234
2012	22,083
2013	22,083
2014	16,562

Total	$213,168

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $397,627 and $357,764 for the years ended March 31, 2009 and 2008, respectively, and is included in general and administrative expense.

D.	Under the terms of the agreement under which the Company purchased McLain & Kyne, Ltd., the Company is obligated to pay an earn-out to the sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which shall not exceed $4,000,000, will be determined by a calculation based on the gross margin (as defined in such agreement) recognized by the Company from the sales of McLain & Kyne’s bourbons through March 31, 2011. The first earn-out under this agreement arose in fiscal 2009 and was de minimis.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
NOTE 17 — CONCENTRATIONS
A.	Credit Risk — The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of March 31, 2009 and 2008, the Company exceeded the insured limit by approximately $4,434,000 and $4,845,000, respectively.

B.	Customers — Sales to three customers accounted for approximately 40.3% of the Company’s revenues for the year ended March 31, 2009 (of which one customer accounted for 31.6%) and approximately 30.8% of accounts receivable at March 31, 2009. Sales to three customers accounted for approximately 35.0% of the Company’s revenues for the year ended March 31, 2008 (of which one customer accounted for 23.0%) and approximately 29.1% of accounts receivable at March 31, 2008.
NOTE 18 — GEOGRAPHIC INFORMATION
The Company operates in one business — premium branded spirits. The Company’s product categories are vodka, rum, liqueurs, whiskey, and tequila. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the percentage of consolidated revenue and consolidated assets from the U.S. and foreign countries.

	Years ended March 31,
	2009		2008
Consolidated Revenue:
International	$5,573,880	21.4%	$8,857,436	32.4%
United States	20,531,636	78.6%	18,467,732	67.6%

Total Consolidated Revenue	$26,105,516	100.0%	$27,325,168	100.0%

Consolidated Depreciation and Amortization:
International	$80,083	6.1%	$90,421	8.8%
United States	1,227,453	93.9%	939,158	91.2%

Total Consolidated Depreciation and Amortization	$1,307,536	100.0%	$1,029,579	100.0%

Income Tax Benefit:
United States	148,152	100.0%	148,152	100.0%

Vodka	$5,539,473	21.2%	$8,868,947	32.5%
Rum	8,450,467	32.4%	7,481,113	27.4%
Liqueurs	6,529,817	25.0%	5,842,414	21.3%
Whiskey	4,891,586	18.7%	4,736,278	17.3%
Tequila	150,310	0.6%	—	—%
Other*	543,863	2.1%	396,416	1.5%

Total Consolidated Revenue	$26,105,516	100.0%	$27,325,168	100.0%

Consolidated Assets:
International	$2,916,721	8.0%	$6,333,878	15.0%
United States	33,438,537	92.0%	35,803,048	85.0%

Total Consolidated Assets	$36,355,258	100.0%	$42,136,926	100.0%

*	Includes related food products.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
NOTE 19 — SUBSEQUENT EVENTS
Arbitration — In December 2008, the Company’s former President and Chief Operating Officer initiated an arbitration proceeding against the Company relating to amounts owed him in connection with the termination of his employment. In May 2009, a settlement agreement was reached under which the Company will make payments to him on an agreed upon schedule in full satisfaction of all claims. These charges of $476,000 have been recorded in full for the year ended March 31, 2009 and are included in general and administrative expense.

Repurchase of notes — In May 2009, the Company repurchased the remaining unconverted 9% senior secured notes, in the principal amount of $300,000, plus accrued but unpaid interest of $14,275, for 200,000 shares of common stock. The Company expects to record a pre-tax non-cash gain on the repurchase of the notes of approximately $270,000 in the quarter ending June 30, 2009.

Stock repurchase — In May 2009, the Company repurchased 1,000,000 shares of its common stock in a private transaction at a cost of $0.18 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), as appropriate, to allow timely decisions regarding required disclosure.
     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
(b) Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive and Principal Financial Officers and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
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
     Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of March 31, 2009, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, have concluded that our internal control over financial reporting was effective as of March 31, 2009.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
(c) Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2009.
Item 11. Executive Compensation
     The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2009.

Item 14. Principal Accounting Fees and Services
     The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after March 31, 2009.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Report:
1.	Financial Statements — See Index to Financial Statements at Item 8 on page 39 of this annual report on Form 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:
     (b)

Exhibit
Number	Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Form of Amended and Restated Bylaws of the Company(1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company*

4.1	Form of Common Stock Certificate(1)

10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)

10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)

10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(1)(2)

10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(1)

10.5	Stockholders Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (1)

10.6	Series A Preferred Stock Purchase Agreement, dated October 11, 2008 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 14, 2008)

10.7	Agreement, dated as of August 27, 2004, between I.L.A.R. S.p.A. and Castle Brands (USA) Corp.(1)(2)

10.8	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)(2)

10.9	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)

10.10	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(1)

Exhibit
Number	Exhibit

10.11	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 12, 2008)

10.12	Form of Indemnification Agreement to be entered into with directors (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 14, 2008)

10.13	Form of Indemnification Agreement to be entered into with directors (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006 (“2006 Form S-1”)

10.14	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 16, 2006)#

10.15	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 16, 2006)

10.16	Form of Warrant (incorporated herein by reference to Exhibit 10.65 to our quarterly report on Form 10-Q filed on November 14, 2006)

10.17	Amended and Restated Employment Agreement, dated as of November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed on November 13, 2007)#

10.18	Second Amended and Restated Employment Agreement, effective as of November 13, 2007, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.77 to our current report on Form 8-K filed on November 13, 2007)#

10.19	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)#

10.20	Form of Warrant issued by Castle Brands Inc. to the investors in connection with the April 2007 private offering (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2007)

10.21	Agreement, dated as of February 4, 2008, by and between Autentica Tequilera S.A. de C.V. and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.74 to our quarterly report on Form 10-Q filed on February 14, 2008)(2)

10.22	Castle Brands Inc. 2003 Stock Incentive Plan, as amended incorporated by reference to Exhibit 10.29 to our 2006 Form S-1)#

10.23	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to our 2006 Form S-1)#

10.24	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan*#

10.25	Contract, dated as of April 1, 2005, by and between Castle Brands Inc. and BPW LLC (incorporated by reference to Exhibit 10.51 to our 2006 Form S-1)

10.26	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP (incorporated by reference to Exhibit 10.52 to our 2006 Form S-1)

10.27	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q filed on February 17, 2009)#

21.1	List of Subsidiaries*

23.1	Consent of Eisner LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit
Number	Exhibit

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

#	Management Compensation Contract

(1)	Incorporated herein by reference to the exhibit with the same number to our 2006 Form S-1.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2009.

CASTLE BRANDS INC.
By:	/s/ Richard J. Lampen
Richard J. Lampen
Interim President and Chief Executive Officer (Principal Executive Office)

POWER OF ATTORNEY
     Each individual whose signature appears below constitutes and appoints each of Richard J. Lampen and Alfred J. Small, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Lampen	Interim President and Chief Executive Officer	June 26, 2009

Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	June 26, 2009

Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews	Director	June 26, 2009

Mark Andrews

/s/ John F. Beaudette	Director	June 26, 2009

John F. Beaudette

/s/ Henry C. Beinstein	Director	June 26, 2009

Henry C. Beinstein

/s/ Harvey P. Eisen	Director	June 26, 2009

Harvey P. Eisen

/s/ Phillip Frost, M.D.	Director	June 26, 2009

Phillip Frost, M.D.

Signature	Title	Date

/s/ Glenn L. Halpryn	Director	June 26, 2009

Glenn L. Halpryn

/s/ Micaela Pallini	Director	June 26, 2009

Micaela Pallini

/s/ Steven D. Rubin	Director	June 26, 2009

Steven D. Rubin