Form 10-K/A
period 2009-03-31
Castle Brands Inc
filed 2009-07-29
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2008 closing price was approximately $5,472,867. The registrant had 100,812,349 shares of common stock outstanding at July 24, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     Castle Brands Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2009 (“Original 10-K”).
     This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include Exhibit 10.28 and the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

CASTLE BRANDS INC.
FORM 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors
     Listed below are the names, ages and biographies of our current directors and executive officers at July 24, 2009. Our directors are elected annually and serve until the next annual meeting of stockholders and until their successors are elected and appointed. Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors.
     Mark Andrews, 59, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005. Mr. Andrews served as our chief executive officer from December 2003 until November 2008. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. He also serves as a life trustee of The New York Presbyterian Hospital in New York City.
     John F. Beaudette, 52, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been the president of MHW, Ltd. (formerly named Monsieur Henri Wines Ltd.), a national alcoholic beverage importer, distributor and service company. From 1985 to 1994, Mr. Beaudette worked with PepsiCo Inc. and its affiliate company Monsieur Henri Wines in the distribution of Stolichnaya Vodka and other imported wine and spirit brands. During this period, Mr. Beaudette held positions such as director of planning for PepsiCo Wines & Spirits International and vice president of finance and chief financial officer of Monsieur Henri Wines. Mr. Beaudette is a director of The National Association of Beverage Importers Inc. (NABI) and serves on its executive committee.
     Henry C. Beinstein, 66, has served as a director of our company since January 2009. He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. He also served as a director of New Valley from March 1994 to December 2005. Mr. Beinstein has served as a director of Ladenburg Thalmann Financial Services Inc., the parent of the investment banking firm of Ladenburg Thalmann & Co. Inc., since May 2001. He retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand.
     Harvey P. Eisen, 66, has served as a director of our company since January 2009. Mr. Eisen has served as a director of Five Star Products Inc., a wholesale distributor of home decorating products, since November 2007. Mr. Eisen has served as chairman of the board and chief executive officer of National Patent Development Corporation, the parent company of Five Star Products Inc., since June 2007 and also served as its president since July 2007. He has been a director of National Patent Development Corporation since 2004. He has served as chairman and managing member of Bedford Oak Advisors, LLC, an investment partnership, since 1998. Prior thereto, Mr. Eisen served as senior vice president of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993. Mr. Eisen has also been a director of GP Strategies Corporation, a provider of customized training solutions, since 2002 and has served as its chairman of the board since 2005.
     Phillip Frost, M.D., 72, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007. Dr. Frost has served as the chief executive officer and chairman of the board of directors of OPKO Health, Inc., a specialty healthcare company with emphasis on products for use in ophthalmology, since March 2007. Since July 2006, Dr. Frost has served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. Dr. Frost has been a director of Ladenburg Thalmann Financial Services Inc. since March 2005. From 1987 to January 26, 2006, Dr. Frost served as chairman of the board of directors and chief executive officer of IVAX Corporation, a worldwide producer and marketer of generic and proprietary drugs. On January 26, 2006, IVAX completed a merger with Teva Pharmaceutical Industries Ltd. (“Teva”). Dr. Frost now serves as the vice chairman of the board of directors of Teva. Dr. Frost was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. He was also chairman of the board of directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. He serves on the board of regents of the Smithsonian Institution, as a member of the board of trustees of the University of Miami, as a trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center, and was vice chairman of the board of governors of the American Stock Exchange until its acquisition by NYSE Euronext on October 1, 2008. Dr. Frost is also a director of Continucare Corporation, a provider of outpatient healthcare and home healthcare services, Ideation Acquisition Corp, a special purpose acquisition company formed for the purpose of acquiring businesses in digital media, Prolor Biotech Inc (formerly Modigene Inc.), a development stage biopharmaceutical company, Kidville Inc. (formerly Longfoot Communications Corp.), a company that franchises facilities offering developmental classes for infants through five-year olds.
     Glenn L. Halpryn, 48, has served as a director of our company since October 2008. Mr. Halpryn served as a director of Ivax Diagnostics, Inc., a publicly held corporation from October 2002 until October 10, 2008. Mr. Halpryn has been the chairman of the board and chief executive officer of QuikByte Software, Inc., a publicly held corporation that is party to a merger agreement with Sorrento Therapeutics, Inc., since July 2008. Mr. Halpryn was chairman of the board and chief executive officer of Orthodontix, Inc., a publicly held corporation, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006. Mr. Halpryn has served as a director of Winston Pharmaceuticals, Inc. since the September 2008 merger of Getting Ready Corporation, a publicly held shell company, and Winston Laboratories, Inc. From December 2006 until such merger, Mr. Halpryn served as the chairman of the board and chief executive officer of Getting Ready. Mr. Halpryn served as the chairman of the board, chief executive officer and president of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until September 2008, following its merger with Cardo Medical, LLC. Mr. Halpryn was the president and secretary and a director of Longfoot Communications Corp., a publicly held shell corporation, from March 2008 until its merger with Kidville Holdings, LLC in August 2008. Mr. Halpryn is also chief executive officer and a director of Transworld Investment Corporation (“TIC”), serving in such capacity since June 2001. From 1984 to June 2001, Mr. Halpryn served as vice president/treasurer of TIC. Since 2000, Mr. Halpryn has been an investor and the managing member of investor groups that were joint venture partners in 26 land acquisition and development projects with one of the largest home builders in the country. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities. From April 1988 through June 1998, Mr. Halpryn was vice chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the president of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with FINRA.
     Richard J. Lampen, 55, has served as our interim president and chief executive officer and as a director of our company since October 2008. Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996. From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel and a director of New Valley LLC, now a subsidiary of Vector Group Ltd. Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc., the parent of Ladenburg Thalmann & Co. Inc. Mr. Lampen has served as a director of Ladenburg

Thalmann Financial Services Inc. since January 2002. Since November 1998, he has served as president and chief executive officer of CDSI Holdings Inc., an affiliate of New Valley LLC seeking acquisition or investment opportunities. Mr. Lampen has served as a director of CDSI Holdings since January 1997. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.
     Micaela Pallini, 39, has served as a director of our company since October 2008. Ms. Pallini has served since May 1997 as a director and the head of production of I.L.A.R. S.p.A., a producer of alcoholic beverages located in Rome, Italy and a supplier to the Company under an exclusive marketing agreement. Ms. Pallini is the daughter of Virgilio Pallini, the President of I.L.A.R. S.p.A. Ms. Pallini is also a member of the board of directors of Unione Industriali di Roma, an association of Roman industrial entrepreneurs; a member of the board of directors and the audit committee of Federvini, the national association of Italian wine, spirit and liqueur providers; and a Vice President of B52, a national association for the promotion of women in business in Italy. Ms. Pallini was engaged in research activities before assuming her position with I.L.A.R. S.p.A.
     Steven D. Rubin, 49, has served as a director of our company since January 2009. Mr. Rubin has served as executive vice president — administration since May 2007 and a director of Opko Health, Inc. since February 2007. Mr. Rubin also has served as secretary of Ideation Acquisition Corp. since June 2007. Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically integrated sports licensing and products company, Safestitch Medical, Inc., a medical device company, Ideation Acquisition Corp., Prolor Biotech Inc. (formerly Modigene, Inc.), Neovasc, Inc., a medical device company, Kidville, Inc., Cardo Medical, LLC, a producer and distributor of orthopedic and spinal medical devices, and Non-Invasive Monitoring Systems, Inc., a medical device company.
Executive Officers
     The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	55	Interim President and Chief Executive Officer
John S. Glover	54	Chief Operating Officer
T. Kelley Spillane	46	Senior Vice President — U.S. Sales
Alfred J. Small	40	Senior Vice President, Chief Financial Officer, Treasurer & Secretary
     Listed below are biographical descriptions of our current executive officers. For Mr. Lampen’s information, see the description under “Directors” above.
     John S. Glover, our chief operating officer, joined us in February 2008. From February 20, 2008 to October 11, 2008, Mr. Glover served as our senior vice president — marketing. From June 2006 to February 2008, Mr. Glover served as senior vice president — commercial management of Remy Cointreau USA. From January 2001 to June 2006, Mr. Glover served in various management positions at Remy Cointreau in the United States and France. From January 1999 to January 2001, he was a managing director and chief marketing officer for Bols Royal Distilleries in the Netherlands.
     T. Kelley Spillane, our senior vice president — U.S. sales, joined us in April 2000. From April 2000 to December 2003, Mr. Spillane served as vice president-sales of Great Spirits Company, and was appointed executive vice president — U.S. sales in December 2003. Prior to joining us, Mr. Spillane worked at Carillon Importers Limited, a division of Grand Metropolitan PLC. Carillon developed and launched Absolut Vodka and Bombay Sapphire Gin. At Carillon, Mr. Spillane served as assistant manager for its control states and duty free divisions and was promoted to director of special accounts, focusing on expanding sales in national accounts.

     Alfred J. Small, our senior vice president, chief financial officer, secretary and treasurer assumed his current position in January 2009. From November 2007 until January 2009, Mr. Small served as senior vice president and chief financial officer and previously had served as our vice president-controller since March 2007 and our principal accounting officer since October 2006. Mr. Small joined us in October 2004. From February 1999 until October 2004, Mr. Small served in various accounting roles, including senior accountant at Grodsky Caporrino & Kaufman, CPA PC. Mr. Small is a certified public accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended March 31, 2009, except as follows: (a) Mark Andrews filed a late form 4 on November 6, 2008 reporting an aggregate of 33,056 shares of series A convertible preferred stock issued upon the October 20, 2008 conversion of senior notes, (b) T. Kelley Spillane filed a late Form 4 on September 25, 2008 reporting an option to purchase 33,900 shares granted on June 9, 2008, (c) Seth Weinberg filed a late Form 4 on September 25, 2009 reporting an option to purchase 34,200 shares granted on June 9, 2008, (d) John Soden filed a late Form 4 on September 25, 2009 reporting an option to purchase 26,600 shares granted on June 9, 2008, (e) John Glover filed a late Form 4 on September 25, 2009 reporting an option to purchase 15,400 shares granted on June 9, 2008, (f) Donald Marsh filed a late Form 4 on September 25, 2009 reporting an option to purchase 14,800 shares granted on June 9, 2008, (g) Alfred J. Small filed a late Form 4 on September 25, 2009 reporting an option to purchase 25,100 shares granted on June 9, 2008 and (h) Micaela Pallini filed a late Form 3 on October 23, 2008.
Corporate Governance Guidelines
     Our board of directors has adopted a code of business conduct, which applies to all of our directors, executive officers and employees. The code of business conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees. Our code of conduct is posted on our investor relations web site at http:/investor.castlebrandsinc.com.
Stockholder Nominations
     There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.
Audit Committee Information and Report
     Our board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Messrs. Beinstein (Chair), Halpryn and Rubin comprise our audit committee. Our board of directors has determined that each member of the audit committee is an independent director and is financially literate as required by the applicable rules of NYSE Amex and the SEC. The audit committee is responsible for, among other things:
•	appointing, replacing overseeing and compensating the work of our independent registered public accounting firm;

•	reviewing and discussing with management and our independent registered public accounting firm our quarterly financial statements and discussing with management our earnings releases;

•	pre-approving all auditing services and permissible non-audit services provided by our independent registered public accounting firm;

•	engaging in a dialogue with our independent registered public accounting firm regarding relationships that may adversely affect the independence of the independent registered public accounting firm and, based on such review, assessing the independence of our independent registered public accounting firm;

•	providing the audit committee report to be filed with the SEC in our annual proxy statement;

•	reviewing with our independent registered public accounting firm the adequacy and effectiveness of the internal controls over our financial reporting;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the confidential anonymous submission by our employees of anonymous concerns regarding questionable accounting or auditing matters;

•	reviewing and pre-approving related-party transactions;

•	reviewing and discussing with management and our independent registered public accounting firm management’s annual assessment of the effectiveness of the internal controls and our independent registered public accounting firm’s attestation and report about management’s assessment as required by the SEC, when applicable;

•	reviewing and discussing with management and our independent registered public accounting firm the adequacy and effectiveness of our internal controls including any significant deficiencies in the design or operation of our internal controls or material weaknesses and any fraud, whether or not material, that involves our management or other employees who have a significant role in our internal controls and the adequacy and effectiveness of our disclosure controls and procedures; and

•	reviewing and assessing annually the adequacy of the audit committee charter.
     Our audit committee charter is posted on our investor relations website at http://investor.castlebrandsinc.com.
Financial Expert on Audit Committee
     Our board of directors has determined that Henry C. Beinstein is our “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) and is an “independent” director under the NYSE Amex rules.

Item 11.	Executive Compensation
Compensation Overview
   Introduction
     We are a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act and Item 10 of Regulation S-K. Accordingly, and in accordance with relevant SEC rules and guidance, we have elected, with respect to the disclosures required by Item 402 (Executive Compensation) of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies.

Summary Compensation Table
     The following table shows the compensation paid to our officers listed below (“Named Executive Officers”) for our 2009 and 2008 fiscal years.

						Stock based	All Other
Name and Principal Position	Year		Salary	Bonus		Compensation (1)	Compensation		Total
Richard J. Lampen (2)	2009		$—	$—		$5,667	$—		$5,667
Interim president and chief executive officer	2008		—	—		—	—		—

John Glover	2009		255,871	35,000		57,748	192	(3)	348,811
Chief operating officer	2008		40,865	12,500	(4)	—	—		53,365

T. Kelley Spillane	2009		252,537	61,296		41,189	2,922	(5)	357,944
Senior vice president — U.S. Sales	2008		225,485	98,073	(4)	39,604	1,415	(5)	364,577

Donald L. Marsh Jr.	2009		202,708	—		180,672	476,000	(6)	859,380
Former president and chief operating officer	2008		121,231	292,000	(7)	20,808	184,500	(8)	618,539

John Soden	2009	(9)	192,571	64,191		265,718	280,078	(10)(11)	802,558
Former senior vice president, managing director — international	2008	(9)	255,443	70,858	(4)	132,252	28,108	(11)	480,661

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2009 and 2008 fiscal years for the fair value of stock based compensation granted in fiscal 2009 and prior fiscal years in accordance with SFAS 123R. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 14 to our consolidated financial statements for the year ended March 31, 2009 included in our Original 10-K regarding the assumptions underlying the valuation of these grants.

(2)	Mr. Lampen was appointed interim president and chief executive officer in October 2008.

(3)	Represents interest on the promissory note issued in lieu of a cash bonus payment as described in note 4 to this table.

(4)	Paid by issuing a promissory note, which bore interest at an annual rate of 4.5%, and accrued from June 19, 2008 through the October 2008 payment date following the closing of the sale of the series A convertible preferred stock. Interest payments on these notes are reflected in “All other compensation.”

(5)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane and interest on the promissory note issued in lieu of a cash bonus payment as described in note 4 to this table.

(6)	Represents payments accrued with respect to Mr. Marsh in connection with the termination of his employment in October 2008.

(7)	Includes $100,000 signing bonus and a contractually guaranteed $192,000 bonus for fiscal 2008.

(8)	Prior to joining our company as our president and chief operating officer, Mr. Marsh was paid $184,500 as a consultant during our 2008 fiscal year.

(9)	Payments to Mr. Soden are made in Euros and converted to U.S. dollars at a conversion rate of € 1.00=$1.42447 for our 2009 fiscal year and € 1.00=$1.41316 for our 2008 fiscal year (the average Euro to U.S. dollar conversion rates for these periods as listed on Oanda.com).

(10)	Includes €180,250 of severance accrued with respect to Mr. Soden under the terms of his contract upon his termination on December 31, 2008, converted to U.S. dollars as per note 9 of this table and interest on the promissory note issued in lieu of a cash bonus payment as described in note 2 to this table.

(11)	Mr. Soden received a car allowance of €15,600, converted to U.S. dollars as per note 9 of this table.
Narrative Disclosure to Summary Compensation Table
 Management Changes
     The employment of Donald Marsh, our former president and chief executive officer, terminated in October 2008. In May 2009, we entered into an agreement with Mr. Marsh under which we agreed to pay him an aggregate of $476,000. In December 2008, we entered into an agreement with John Soden, who had acted as our senior vice president, managing director-international, under which his employment was terminated without “cause” effective December 31, 2008. Under the agreement, we agreed to pay Mr. Soden an aggregate of €180,250 of severance and Mr. Soden agreed that he would not receive the €72,100 retention payment that he was to have received under a retention agreement as discussed below. Accordingly, the following discussion does not include the terms of Messrs. Marsh’s or Soden’s employment agreements or potential termination or change of control payments to them.
 Material Terms of Named Executive Officers’ Employment Agreements
     The material terms of Messrs. Glover’s and Spillane’s employment agreements are described in the table below. Mr. Lampen, our interim president and chief executive officer, does not receive a salary or benefits from us in connection with his service. Instead, we are party to a management services agreement with Vector Group Ltd., a more than 5% stockholder, under which Vector Group agreed to make available to us Mr. Lampen’s services. For a discussion of this agreement, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Agreement with Vector Group Ltd.”
Certain Material Terms of Employment Agreements with Named Executive Officers

Performance
Bonus (as
		Initial	Percentage of	Number of
		Annual	Annual Base	Options
		Base Salary	Salary Unless	Granted upon	Duration of
	Date of	under the	Otherwise	Execution of	Severance
Named Executive Officers	Agreement	Agreement(1)	Indicated)	Agreement	Payments(2)
Richard J. Lampen	—	—	—	—	—

John Glover	1/24/2008	$250,000	Up to 60%	60,000 (3)	12 months

T. Kelley Spillane	5/2/2005	175,000	(4)		12 months

(1)	Increases are at the compensation committee’s sole discretion. As of July 24, 2009, the annual base salary for Messrs. Glover and Spillane is $265,000 and $252,537, respectively.

(2)	Please see “— Potential Payments Upon Termination or Change in Control” below for a full description of these severance obligations.

(3)	Stock options granted in fiscal 2008 with an exercise price of $1.90 per share.

(4)	Mr. Spillane’s employment contract calls for him to receive performance bonuses at the discretion of our Compensation Committee, with no specific percentage.
 Annual Incentives to Named Executive Officers
     We paid Mr. Glover an aggregate cash bonus of $35,000 for fiscal 2009. Mr. Glover was the only named executive officer who received a cash bonus for fiscal 2009. Messrs. Spillane and Soden received retention payments under outstanding retention agreements in fiscal 2009 of $61,296 and €45,063 (equivalent to $64,191 based on the average Euro to U.S. dollar conversion rate for fiscal 2009 as listed on Oanda.com), respectively. In fiscal 2009, we redeemed promissory notes that we issued to Messrs. Glover, Spillane and Soden in lieu of fiscal 2008 cash bonus payments. Theses bonus and retention payments are included in the summary compensation table above under the heading “Bonus.” Interest under the notes issued in lieu of fiscal 2008 cash bonus payments is included in such table under the heading “All Other Compensation.”
 Long-Term Equity-Based Incentive Awards
Outstanding Equity Awards at 2009 Fiscal Year-End

	Option Awards				Stock Awards
						Equity
						Incentive
		Equity Incentive				Plan
		Plan Awards:			Equity Incentive	Awards:
	Number of Unearned	Number of			Plan Awards:	Market
	Securities	Securities			Number of	value of
	Underlying	Underlying			Unearned Shares,	Unearned Shares,
	Unexercised	Unexercised			Units or Other	Units or Other
	Options	Unearned	Option	Option	Rights That	Rights That
	(#)	Options	Exercise	Expiration	Have Not	Have Not
Name and Principal Position	Exercisable	(#)	Price ($)	Date	Vested (#)	Vested ($)
Richard J. Lampen	—	1,000,000 (1)	$0.35	11/3/2018	—	$—
John Glover	60,000	—	$1.90	1/24/2018	214,286 (2)	$40,714
	15,400	—	$0.21	6/9/2018	—	$—
T. Kelley Spillane	60,000	—	$6.00	1/9/2014	214,286 (2)	$40,714
	5,000	—	$8.00	1/27/2015	—	$—
	7,500	—	$7.23	6/12/2016	—	$—
	33,900	—	$0.21	6/9/2018	—	$—
Donald L. Marsh Jr. (3)	250,000	—	$3.09	11/12/2017	—	$—
	14,800	—	$0.21	6/9/2018	—	$—
John Soden (4)	80,000	—	$9.00	3/29/2016	—	$—
	26,600	—	$0.21	6/09/2018	—	$—

(1)	This option vests in four equal annual installments with the first installment vesting on January 21, 2010.

(2)	This restricted stock grant vests in two equal annual installments beginning on February 11, 2010.

(3)	Mr. Marsh’s employment terminated in September 2008 and his options were cancelled in May 2009.

(4)	Mr. Soden’s employment terminated in December 2008 and his options will expire on December 31, 2009 due to his termination.
 Timing of Equity Grants
     For all of our employees, including our named executive officers, grants of equity-based compensation are effective on the date that our compensation committee approves them. All stock option grants to employees, including named executive officers, are made with an exercise price at least equal to the fair market value of the underlying stock on the grant date. Our compensation committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates.
 Severance and Change in Control Benefits
     We provide certain severance and change in control benefits to our named executive officers. You can find detailed information about these benefits below.
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
 Indemnification
     Our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. We also have entered into indemnity agreements with each of our directors and named executive officers.
 Material Tax Implications of Our Compensation Policy
     Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our stockholders. Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We did not pay any compensation during fiscal 2009 that would be subject to the limitations set forth in section 162(m).
Potential Payments Upon Termination or Change in Control
     The following describes the potential payments upon termination or a change in control for our named executive officers.
 Retention Arrangements
     In January 2008, our compensation committee agreed to pay specified retention payments to various named executive officers on April 30, 2008 (later amended to May 1, 2008) and September 30, 2008. The retention payments were based on the continued employment of such executive officers. Under these agreements, Mr. Soden received an aggregate retention payment of €45,064 ($64,191 based on applicable conversion rates on the dates paid) and Mr. Spillane received an aggregate retention payment of $61,296.

     On July 15, 2008, we entered into written retention agreements with various named executive officers to incentivize such executive officers to remain in our employment up to and following a “control event” as defined in the retention agreements. The retention agreements provide that if, on the 60th calendar day following the first “control event” following July 15, 2008, we continue to employ the executive officer in any capacity, then we will pay to the executive officer certain amounts. The October 20, 2008 closing of the series A convertible preferred stock transaction constituted a “control event” under the retention agreements as it was a financing with gross proceeds to us of at least $10,000,000. In December 2008, we entered into agreements with certain executive officers to provide for payment of these retention amounts in the form of restricted common stock instead of cash. Under their respective agreements, Messrs. Glover and Spillane each received 214,286 shares of restricted common stock. Mr. Soden would have been paid €72,100 ($100,000 based on applicable conversion rates) under his retention agreement, if he continued to be employed by us on the 60th calendar day following October 20, 2008. In December 2008, we entered into an agreement with Mr. Soden under which his employment was terminated without “cause” effective December 31, 2008 and he agreed that he would not receive the foregoing retention payment.
Termination Without Cause
     Under employment agreements with each of Messrs. Glover and Spillane, if we terminate such executive’s employment without “cause,” we have agreed to pay the executive his annual base salary and a pro-rated bonus, and provide benefits to maintain medical insurance, for 12 months following termination.
     Also, if we terminate Mr. Glover or Mr. Spillane without “cause,” then such officer is entitled to accelerated vesting or other treatment of some or all of the stock options granted to such executive under the terms of such executive’s employment agreement.
     For Mr. Glover, the vesting of any options held accelerates with respect to the number of shares of our common stock that equals (x) the number of shares that would have vested during the 12 months following termination, multiplied by (y) a fraction, the numerator of which is the number of full calendar months that have elapsed since the last vesting date or the original issue date (if a vesting date has not occurred) and the denominator of which is the number of full calendar months from the last vesting date or the original issue date (if a vesting date has not occurred) to the vesting date during the 12 months following termination. For Mr. Spillane, any unvested options that would have become vested if his employment continued during the 12 month period following his termination will become vested at the end of such 12 month period and will be exercisable for a period of two years after termination.
     For Mr. Glover, “cause” is defined as (i) personal dishonesty, (ii) willful misconduct, (iii) breach of fiduciary duty, (iv) failure to substantially perform assigned duties relating to his performance under his agreement, (v) conviction or entry of any plea of guilty or nolo contendre to any felony or other lesser crime that would require removal from his position with us (e.g. any alcohol or drug related misdemeanor) or (vi) material breach of any provision of his employment agreement for a period of 15 days after written demand by us.
     For Mr. Spillane, “cause” is defined as (i) personal dishonesty, (ii) willful misconduct, (iii) breach of fiduciary duty, (iv) failure to substantially perform assigned duties relating to his performance under his agreement (other than due to becoming disabled) as reasonably determined by our board or (v) any willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or material breach of his employment agreement as reasonably determined by our board.
Non-Renewal of Employment Agreement
     If we do not renew Mr. Glover’s employment agreement, he is entitled to receive his annual base salary and medical benefits for six months and a pro-rata share of his annual incentive bonus.

Termination Due to Disability
     The employment agreements of Messrs. Glover and Spillane each provide that, in each case, if we terminate such executive due to a “disability,” we must pay such executive his annual base salary for a period of one year following the date of termination, minus any other disability benefits provided by us to the executive during this period, plus a pro-rated bonus for the year in which the termination occurs. For each of our named executive officers, a “disability” is defined in his employment agreement as a failure, because of illness or incapacity, to perform the duties of his employment for six months.
Termination by Employee with Good Reason
     Each of Messrs. Glover’s and Spillane’s employment agreements provides that if he terminates his employment for “good reason,” we must pay the executive his annual base salary for a period of one year following the date of termination.
     For Mr. Glover, “good reason” means a termination of his employment within 30 days after (i) a material diminution in nature, title or status of his responsibilities, (ii) dissolution or divestiture of all or a significant portion of our assets or another material change to us that would materially adversely diminish the nature, title or status of his job responsibilities, (iii) a relocation of his principal place of work to a location of more than 50 miles from our current office or (iv) our failure to perform any obligation under his employment agreement for a period of 15 days following written notice by him. For Mr. Spillane, “good reason” means a termination of his employment within 30 days after (i) a material diminution in nature or status of his responsibilities, (ii) dissolution or divestiture of all or a significant portion of our assets or another material change to us that would materially adversely diminish the nature or status of his job responsibilities or (iii) our material breach of any provision under his employment agreement which is not cured within 15 business days following written notice by him.
     Any severance payments described above under “Termination Without Cause,” “Non-Renewal of Employment Agreement,” “Termination of Employment Due to Disability” and “Termination by Employee with Good Reason” are in consideration of the non-compete provisions contained in each named executive officer’s employment agreement.
     Each of Messrs. Glover and Spillane is prohibited from, during the term of his employment and for 12 months thereafter, (1) competing with us, (2) soliciting our employees and (3) soliciting our customers.
Change in Control
     On November 3, 2008, we granted to Richard J. Lampen, our interim president and chief executive officer, an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.35 per share. Such option vests in four equal annual installments beginning on the first anniversary of the grant date provided that Mr. Lampen is then still a director or officer. The vesting of this option accelerates upon a “change of control” or Mr. Lampen’s death or disability. For Mr. Lampen, a “change of control” means: (i) consummation of a reorganization, merger or consolidation, sale, disposition of all or substantially all of our assets or stock or any other similar corporate event (a “Business Combination”), in each case, unless, following such Business Combination, all or substantially all of the individuals or entities who were the beneficial owners, respectively, of our voting securities entitled to vote generally in the election of directors immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns our company or all or substantially all of our assets either directly or through one or more subsidiaries); or (ii) board approval of a complete dissolution or liquidation of our company; or (iii) any “person” (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the “Exchange Act”) and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), other than Dr. Phillip Frost, any member of his immediate family, and any “person” or “group” (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership, corporation or other entity controlled by any of the foregoing, is or becomes, after the date hereof, a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of our company representing 35% or more of the combined voting power of our then outstanding securities eligible to vote for the election of our board of directors.
     If there is a “change of control” during the term of Messrs. Glover’s and Spillane’s employment agreement, then such named executive officer is entitled to immediate vesting and settlement of all stock options granted to the named executive officer under our 2003 Stock Incentive Plan, as amended.
     If Mr. Glover or Mr. Spillane is terminated following or in connection with a “change of control” of our company (as defined for each executive below), then such named executive officer will continue to be paid an amount equal to his base salary for a period of two years. Under Messrs. Glover’s and Spillane’s employment agreements, each is entitled to continue his benefits for 24 months following a termination of employment following, or in connection with, a “change of control.”
     For Messrs. Glover and Spillane, a “change of control” is defined as (i) any person becoming the beneficial owner of 35% or more of our outstanding voting stock, other than directly from us; (ii) a merger or consolidation of our company where 49% or more of the voting stock of the surviving company is held by persons other than our former stockholders; (iii) during any period of two consecutive years, individuals who at the beginning of such period were members of our board of directors cease to constitute at least a majority thereof (unless the appointment, election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period); or (iv) a sale or disposal of substantially all of our assets to an outside entity or entities. Subclause (i) of the prior sentence will not apply to any acquisition of our securities by Dr. Phillip Frost, any member of his immediate family, any “person” or “group” (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership; corporate or other entity controlled by any of the foregoing.
     The closing of the October 2008 series A convertible preferred stock transaction did not constitute a “change of control” under any employment agreement with a named executive officer.
     The following table quantifies for each named executive officer the estimated potential severance payments and benefits that would be provided, if each termination circumstance set forth below occurred on March 31, 2009.

				Benefit of
				Acceleration
			Estimated	of Vesting
	Severance		Value of	of Stock
Named Executive Officer	Payment		Benefits(1)	Awards(2)
Richard J. Lampen Termination without cause/for good reason	—		—	—
Non-renewal of employment agreement	—		—	—
Termination due to disability	—		—	—
Change in control	—		—	—

John Glover Termination without cause/for good reason	$262,500	(3)	$27,179	$40,714
Non-renewal of employment agreement	$131,250	(3)	$13,590	N/A
Termination due to disability	$262,500	(3)	N/A	$40,714
Change in control	$525,000	(3)(4)	$54,358	$40,714

T. Kelley Spillane Termination without cause/for good reason	$252,537	(3)	N/A	$40,714
Non-renewal of employment agreement	N/A		N/A	N/A
Termination due to disability	$252,537	(3)	N/A	$40,714
Change in control	$505,074	(3)(4)	N/A	$40,714

(1)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2009.

(2)	The estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 31, 2009, which was $0.20 and the exercise price of the stock option or the par value of the restricted stock, as applicable. This column shows no benefit for Mr. Lampen since the exercise price for his stock options was above the closing price of our common stock at March 31, 2009. This column shows a benefit for each of Messrs. Glover and Spillane due to the accelerated vesting of restricted stock awards granted to each such executive officer.

(3)	Severance payments would be paid out over the duration of the severance period.

(4)	Severance and benefits paid only if a change in control is followed by a termination of the named executive officer.

DIRECTOR COMPENSATION
     The following table summarizes compensation paid to directors during our 2009 fiscal year.
Fiscal 2009 Director Compensation

	Fees	Option
	Earned	Awards($)(1)
	or Paid in	(Includes Prior
Name	Cash ($)	Fiscal Years)		Total ($)
Mark Andrews (2)	—	—		—
John Beaudette (3)	$11,595	$3,473	(3)	$14,955
Henry C. Beinstein (4)	$3,430	$567	(4)	$3,997
Keith A. Bellinger (5) (18)	—	—		—
Harvey P. Eisen (6)	$2,940	$567	(6)	$3,507
Robert J. Flanagan (7) (18)	$7,389	$4,760	(7)	$12,149
Phillip Frost, M.D. (8)	$4,182	$680	(8)	$4,862
Glenn L. Halpryn(9)	$5,652	$680	(9)	$6,332
Gill Jefferson (10) (18)	$7,500	$2,800	(10)	$10,300
Richard J. Lampen(11)	$—	--	(11)	—
Colm Leen (12) (18)	$5,278	$4,200	(12)	$9,478
Richard C. Morrison (13) (18)	$10,500	$3,920	(13)	$14,420
Micaela Pallini(14)	$4,722	$680	(14)	$5,402
Steven D. Rubin(15)	$3,920	$567	(15)	$4,487
Frederick M. R. Smith (16) (18)	$10,500	$4,760	(16)	$15,260
Kevin P. Tighe (17) (18)	$5,278	$3,360	(17)	$8,638

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2009 fiscal year for the fair value of stock options granted in fiscal 2009 and prior fiscal years in accordance with SFAS 123R. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 14 to our consolidated financial statements for fiscal 2009, included in our Original 10-K regarding the assumptions underlying the valuation of these option grants.

(2)	Mr. Mark Andrews, our chairman, receives an annual salary of $100,000. We do not pay any additional compensation for his services as a director.

(3)	As of March 31, 2009, Mr. Beaudette held options to purchase 51,500 shares of our common stock.

(4)	As of March 31, 2009, Mr. Beinstein held options to purchase 100,000 shares of our common stock.

(5)	Mr. Bellinger, our former president and chief operating officer, did not receive any compensation for his services as a director. As of March 31, 2009, Mr. Bellinger held no options to purchase our common stock.

(6)	As of March 31, 2009, Mr. Eisen held options to purchase 100,000 shares of our common stock.

(7)	As of March 31, 2009, Mr. Flanagan held no options to purchase our common stock.

(8)	As of March 31, 2009, Dr. Frost held options to purchase 128,750 shares of our common stock.

(9)	As of March 31, 2009, Mr. Halpryn held options to purchase 120,000 shares of our common stock.

(10)	As of March 31, 2009, Mr. Jefferson held options to purchase 7,500 shares of our common stock.

(11)	Mr. Lampen, our interim president and chief executive officer, receives no additional compensation for his services as a director.

(12)	As of March 31, 2009, Mr. Leen held no options to purchase our common stock.

(13)	As of March 31, 2009, Mr. Morrison held options to purchase 24,250 shares of our common stock.

(14)	As of March 31, 2009, Ms. Pallini held options to purchase 120,000 shares of our common stock.

(15)	As of March 31, 2009, Mr. Halpryn held options to purchase 120,000 shares of our common stock.

(16)	As of March 31, 2009, Mr. Smith held options to purchase 39,625 shares of our common stock.

(17)	As of March 31, 2009, Mr. Tighe held no options to purchase our common stock.

(18)	Each of Messrs. Bellinger, Flanagan, Leen and Tighe resigned as a member of our board of directors as of October 11, 2008. Each of Messrs. Jefferson, Morrison and Smith were not nominated for re-election.
     Our board of directors believes that compensation for our non-employee directors should be a combination of cash and equity-based compensation. Employee directors are not paid for their service on the board of directors in addition to their compensation as employees.
     In December 2008, effective with the 2008 annual meeting, our board of directors approved the payment of annual compensation of our non-employee directors comprised of cash and options granted under the 2003 Stock Incentive Plan, as amended, as set forth in the following table:

Type of Compensation	Amount
Annual director retainer (paid quarterly)	$10,000
Additional annual retainer for committee participants, except chairs (paid quarterly)	$2,500
Additional annual retainer for committee chairs (paid quarterly)	$5,000
Option to purchase shares of our common stock upon initial election	100,000 shares
Additional options to purchase shares of our common stock for board service (per director, per year)	20,000 shares
Reimbursement of expenses related to board attendance	Reasonable expenses reimbursed as incurred
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership
     The table below shows the number of common shares beneficially owned as of July 24, 2009 by (i) those persons or groups known to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. Percentage of beneficial ownership is based on 100,812,349 shares of common stock outstanding as of July 24, 2009.

	Beneficial ownership of our common stock
	Shares of
	Common
	Stock	Percentage
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., 15th Floor
Miami, FL 33137	32,828,671	32.5%
Vector Group Ltd. (2)
100 S.E. Second Street
Miami, FL 33131	11,428,576	11.3%
FURSA SPV LLC (3)
49 West Merrick Road, Ste. 202
Freeport, NY 11520	10,759,041	10.6%
I.L.A.R. S.p.A (4)
via Tiburtina, 1314,
00131 Roma, Italy	8,571,432	8.5%
Lafferty Limited (5)
c/o Mr. Warren Roiter
Roiter Zucker
5-7 Broadhurst Gardens
Swiss Cottage
London NW6 3RZ, England	6,499,815	6.4%
Mark Andrews (6)	3,050,237	3.0%
John Beaudette (7)	40,746	*
Henry C. Beinstein	—	—
Harvey P. Eisen	—	—
John S. Glover (8)	75,400	*
Glenn L. Halpryn (9)	2,857,144	2.8%
Richard J. Lampen (10)	250,001	*
Donald L. Marsh	—	—
Micaela Pallini (11)	—	—
Steven D. Rubin	1,000	*
John Soden (12)	106,600	*
T. Kelley Spillane (13)	135,677	*
All directors and executive officers as a group (15 persons) (14)	34,390,775	39.1%

*	Less than one percent

(1)	This information has been derived from a Schedule 13D, as amended, filed with the SEC on May 27, 2009 and a Form 4 filed with the SEC on July 2, 2009. Includes 185,750 shares of common stock issuable upon exercise of options and warrants exercisable within 60 days of July 24, 2009, including 137,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days as of July 24, 2009 that are held by the Frost Nevada Investments Trust, an entity of which

Dr. Frost is the trustee. Frost-Nevada L.P. is the sole and exclusive beneficiary of Frost Nevada Investments Trust. Dr. Frost is one of five limited partners of Frost-Nevada L.P. and the sole shareholder of Frost-Nevada Corporation, the sole general partner of Frost Nevada L.P. Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust. Dr. Frost disclaims beneficial ownership of the shares underlying the warrants and the shares held by the Frost Nevada Investments Trust except to the extent of his pecuniary interest. Includes 22,672,355 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost- Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.

(2)	This information has been derived from a Schedule 13D filed with the SEC on October 23, 2008. Excludes 250,001 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group, and a director and the interim president and chief executive officer of our company. Henry C. Beinstein, a director of our Company, is a director of Vector Group.

(3)	This information has been partially derived from a Schedule 13D filed with the SEC on September 15, 2008. Based on the information contained therein and subsequent events of which the Company is aware, FURSA SPV LLC’s holdings include 9,294,027 shares of common stock and warrants to purchase 268,008 shares of our common stock exercisable within 60 days of July 24, 2009. Excludes 102,819 shares of common stock held for the benefit of a managed account.

(4)	This information has been derived from a Schedule 13D filed with the SEC on October 23, 2008. Includes 8,571,432 shares of common stock held by I.L.A.R. S.p.A. Excludes 214,412 shares of common stock owned by Virgilio Pallini, an officer and director of, and holder of shareholder voting rights in, I.L.A.R. S.p.A., as to which I.L.A.R. S.p.A. disclaims beneficial ownership pursuant to Rule 13d-4.

(5)	This information has been derived from a Schedule 13D filed with the SEC on November 3, 2008. Includes 5,808,574 shares of common stock held by Lafferty Limited. Includes 32,500 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 24, 2009. Azure Limited, as the sole director of Lafferty Limited, determines the manner in which the securities held by Lafferty Limited are voted and disposed of by Lafferty Limited.

(6)	Includes 1,183,079 shares of common stock held by Knappogue Corp. Knappogue Corp. is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 150,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 24, 2009, 811,644 shares of common stock held by Mr. Andrews and 750,626 shares of common stock held jointly by Mr. Andrews’ with his wife.

(7)	Includes 9,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal stockholder. Mr. Beaudette disclaims beneficial ownership of these shares except to the extent of his pecuniary interest. Also includes 31,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 24, 2009.

(8)	Includes 75,400 shares of common stock issuable upon exercise of options exercisable within 60 days of July 24, 2009.

(9)	Includes 2,857,144 shares of common stock held by Halpryn Group IV, LLC, of which Mr. Halpryn is a member. Mr. Halpryn disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein.

(10)	Includes 250,001 shares of common stock held by Richard J. Lampen. Excludes 30,036 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 24, 2009 held by Ladenburg Thalmann & Co. Inc., a subsidiary of Ladenburg Thalmann Financial Services Inc., of which Mr. Lampen is a director and executive officer.

(11)	Excludes (i) 8,571,432 shares of common stock held by I.L.A.R. S.p.A, of which Ms. Pallini is an officer, and (ii) 214,412 shares of common stock owned by Virgilio Pallini, Ms. Pallini’s father, as to which she disclaims beneficial ownership pursuant to Rule 13d-4.

(12)	Includes 106,600 shares of common stock issuable upon exercise of options exercisable within 60 days of July 24, 2009.

(13)	Includes 106,400 shares of common stock issuable upon exercise of options exercisable within 60 days of July 24, 2009.

(14)	Includes 523,750 shares of common stock issuable upon exercise of options, and 177,000 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of July 24, 2009.
Equity Compensation Plan Information
     The following table sets forth information at March 31, 2009 regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to	Weighted-average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available for
	warrants, restricted	warrants, restricted	future issuance under equity
Plan category	stock and rights	stock and rights	compensation plans
Equity compensation plans approved by security holders	6,332,861	$3.97	7,865,453
Equity compensation plans not approved by security holders	—	—	—

Total	6,332,861	$3.97	7,865,453

Item 13. Certain Relationships and Related Transactions, and Director Independence
Series A Preferred Stock Purchase Agreement
     Phillip Frost, M.D., one of our directors, controls Frost Gamma Investments Trust, which purchased $4,965,000 of our series A convertible preferred stock in October 2008, and advanced $2,000,000 to us under a promissory note we issued to Frost Gamma Investments Trust, as described in “Loans from Certain Executive Officers, Directors and Stockholders” section of this Item 13. Prior to the execution of the series A preferred stock purchase agreement, affiliates of Dr. Frost beneficially owned in excess of 5% of our outstanding shares of common stock, and, effective upon the execution of such agreement, Dr. Frost was appointed as a member of our board of directors.
     Mr. Halpryn is a member of Halpryn Group IV, LLC, which purchased $1,000,000 of the series A convertible preferred stock under the series A preferred stock purchase agreement, and, effective upon the execution of such agreement, Mr. Halpryn was appointed as a member of our board of directors.
     Mr. Lampen purchased $17,500 of the series A convertible preferred stock under the Series A Preferred Stock Purchase Agreement. Mr. Lampen is also the executive vice president of Vector Group Ltd., which purchased $4,000,000 of the series A convertible preferred stock under the Series A Preferred Stock Purchase Agreement, and the president and chief executive officer of Ladenburg Thalmann Financial Services Inc., the parent company of Ladenburg Thalmann & Co. Inc., which acted as financial adviser to the purchasers under the Series A Preferred Stock Purchase Agreement. Effective upon the execution of the Series A Preferred Stock Purchase Agreement, Mr. Lampen was appointed as a member of our board of directors and elected our interim president and chief executive officer. Mr. Beinstein, a director, is also a director of Vector Group Ltd.
     Ms. Pallini is a director and the head of production of I.L.A.R. S.p.A., which purchased $3,000,000 of the series A convertible preferred stock under the Series A Preferred Stock Purchase Agreement and is a supplier to our company under an exclusive import agreement. Effective upon the execution of the Series A Preferred Stock Purchase Agreement, Ms. Pallini was appointed as a member of our board of directors.
Credit Agreements with Frost Nevada Investments Trust
     On February 12, 2007, we entered into a $5,000,000 credit agreement with Frost Nevada Investments Trust, which is controlled by Dr. Phillip Frost, a director of the Company. Upon entering into the credit agreement, we paid the lender a facility fee of $150,000. We did not draw down on this facility and terminated the facility following the closing of the May 2007 private placement of common stock.
     On October 22, 2007 we entered into a $5,000,000 credit agreement with Frost Nevada Investments Trust. No amounts were ever borrowed under the facility and it was terminated in October 2008. We paid Frost Nevada Investments Trust a facility fee of $175,000 upon entering into the credit agreement and also issued to it a warrant to purchase 50,000 shares of common stock at an exercise price of $4.00 per share.
Relationship with I.L.A.R. S.p.A.
     Since August 2004, we have had an agreement with I.L.A.R. S.p.A., which became a more than 5% stockholder in October 2008, under which we are the exclusive U.S. importer for Pallini Limoncello and its flavor extensions. Ms. Pallini, one of our directors, is the head of production of I.L.A.R. S.p.A. For the fiscal years ended March 31, 2009 and March 31, 2008, we purchased $3,639,394 and $2,507,056 and of goods from I.L.A.R. S.p.A., respectively. Also, as of March 31, 2009, we had a trade payable of $1,089,951 due to an affiliate of I.L.A.R. S.p.A. under our import agreement.
Agreement with MHW LTD.

     Since April 1998, we and our predecessor have had an agreement with MHW Ltd., through which MHW acted as importer of record and distributor for our products in the United States, and provides accounting, inventory, payment, transportation and storage services for us. Mr. Beaudette, one of our directors, is the president and a principal stockholder of MHW and MHW has a 10% ownership interest in our Celtic Crossing brand. For the fiscal years ended March 31, 2009 and March 31, 2008, we incurred fees for services rendered by MHW in the amounts of $302,353 and $304,228, respectively.
Agreements with Carbery Group and its Affiliates
     Mr. Colm Leen, a former director, is the financial director of the Carbery Group, which previously held more than 5% of our stock. Since December 1, 2003, we have had a supply agreement with Carbery Milk Products Limited, which is a member of the Carbery Group, under which it acted as our sole distiller for Boru vodka in Ireland and the supplier of natural flavors for our products. This agreement is no longer in effect. For the fiscal years ended March 31, 2009 and March 31, 2008, we purchased approximately €208,753 (recorded as $273,047 in our consolidated financial statements for such fiscal year and €635,957 (recorded as $935,874 in our consolidated financial statements for such fiscal year) of goods from Carbery Milk Products, respectively.
Agreements with Ladenburg Thalmann & Co. Inc. and Ladenburg Thalmann Financial Services Inc.
     In October 2008, we paid a $250,000 fee (plus out-of-pocket expenses of $23,986) to Ladenburg Thalmann & Co. Inc. for services it provided as financial advisor to the purchasers of the series A convertible preferred stock. Mr. Lampen, our interim president and chief executive officer and a director, is the president and chief executive officer and a director of Ladenburg Thalmann Financial Services Inc., the parent of Ladenburg Thalmann & Co. Inc. Dr. Frost, one of our directors, is a principal stockholder and chairman of the board of Ladenburg Thalmann Financial Services Inc. Henry C. Beinstein, a director, is a director of Ladenburg Thalmann Financial Services Inc. In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. for its costs in providing certain administrative, legal and financial services to us.
Transactions with Irish Distillers Group and its Affiliates
     Until his retirement in 2006, Gill Jefferson, a former director, was employed in various capacities by Irish Distillers Group. Since January 1, 2005, we have had a supply agreement with Irish Distillers Limited, which is a member of Irish Distillers Group, under which it acts as our supplier of Irish whiskey. During fiscal 2009 and 2008, we purchased from Irish Distillers Limited approximately €858,032 ($1,133,254) and €566,349 ($894,831) of goods, respectively.
Issuance of 6% Subordinated Convertible Notes
     We paid total interest on our 6% subordinated convertible notes during fiscal 2009 and 2008 of $180,000 and $361,000, respectively, to FURSA SPV LLC, a more than 5% stockholder which held an aggregate of $6,000,000 principal amount of these 6% notes, and $91,000 and $178,200, respectively, to Black River Global Credit Fund Ltd., which was formerly a more than 5% stockholder and held an aggregate of $3,000,000 principal amount of these 6% notes.
     On October 20, 2008, all of our 6% convertible notes, in the principal amount of $9 million, due March 1, 2010, plus $45,000 of accrued but unpaid interest, were converted into shares of series A convertible preferred stock at a per share price of $23.21 (which is, in effect upon conversion, $0.65 per share of common stock).
Loans from Certain Executive Officers, Directors and Stockholders
     On October 15, 2008, Dr. Frost advanced $2,000,000 to us under a promissory note we issued to Frost Gamma Investments Trust. The entire amount of this advance and $2,778 of accrued interest thereon was offset against the portion of the purchase price payable by Frost Gamma Investments Trust at the closing of the

Series A Preferred Stock Purchase Agreement. The note bore interest at a rate of 10% per annum, calculated on the basis of a 360-day year based on the number of days elapsed including the first day.
     Certain of our directors and principal stockholders (including Dr. Frost and related entities, Mr. Andrews and Lafferty Limited) held 9% senior secured notes of our subsidiary, Castle Brands (USA) Corp. The total interest paid to these noteholders during fiscal 2009 and 2008 was $237,375 and $474,750, respectively.
     Upon the closing of the series A preferred stock transaction in October 2008, substantially all of the outstanding principal of our 9% senior secured notes, in the principal amount of $9.7 million, due May 31, 2009, plus $320,000 of accrued but unpaid interest, were converted into shares of series A convertible preferred stock at a per share price of $12.50 (which is, in effect upon conversion, $0.35 per share of common stock). The remaining unconverted notes, in the principal amount of $300,000, were amended, and later repurchased by us through the issuance of 200,000 shares of common stock.
Agreement with Vector Group Ltd.
     In November 2008, we entered into a management services agreement with Vector Group Ltd., a more than 5% stockholder, under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our interim president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For fiscal 2009, we paid Vector Group $47,011 under this contract. Mr. Beinstein, a director, is also a director of Vector Group Ltd.
Independence of Directors
     We follow the NYSE Amex rules in determining if a director is independent. Our board also consults with our counsel to ensure that the board’s determination is consistent with those rules and other relevant laws and regulations regarding director independence. In making its independence determinations, our board considered that in the ordinary course of business we may engage in transactions with some of the independent directors and to business organizations and individuals associated with them. Our board determined that, based on available information, none of these relationships were material or affected the independence of any director. Consistent with these considerations, our board of directors has determined that Messrs. Beaudette, Beinstein, Eisen, Halpryn and Rubin are independent directors. The other remaining directors may not be deemed independent under the NYSE Amex rules because we currently employ them or they have other relationships with us that may result in them being deemed not “independent.” All members of our audit, compensation and nominating and corporate governance committees are independent. Also, our board determined that the following former directors were “independent” during fiscal 2009 under the NYSE Amex rules: Messrs. Robert J. Flanagan, Gill Jefferson, Colm Leen, Richard C. Morrison, Fredrick M.R. Smith and Kevin P. Tighe.
Item 14. Principal Accounting Fees and Services
Fees Paid to Eisner LLP
     The following table sets forth the fees that we paid or accrued for the audit and other services provided by Eisner LLP, our independent auditors, in fiscal years 2009 and 2008:

	2009	2008
Audit Fees	$311,500	$318,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$311,500	$318,000

Audit Fees
     This category includes the audit of our annual financial statements, reviews of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. This category also includes fees for advice on accounting matters that arose during, or as a result of, the annual audit or the reviews of interim financial statements.
Audit-Related Fees
     This category would consist of assurance and related services provided by Eisner that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include accounting consulting and due diligence services rendered in connection with acquisitions of our franchised operations.
Tax Fees
     This category would consist of professional services rendered by Eisner, primarily in connection with strategic planning with respect to possible acquisitions.
All Other Fees
     This category would consist of fees for subscriptions and other miscellaneous items.
Pre-Approval Policies and Procedures
     In accordance with its charter, our audit committee reviews and approves in advance on a case-by-case basis each engagement (including the fees and terms thereof) by us of accounting firms that will perform permissible non-audit services or audit, review or attest services for us. Our audit committee is authorized to establish detailed pre-approval policies and procedures for pre-approval of such engagements without a meeting of the audit committee, but our audit committee has not established any such pre-approval procedures at this time.
     Our audit committee pre-approved all fees of our independent registered public accounting firm for fiscal 2009.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Report:
1.	Financial Statements — See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 of the Original 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:
(b)

Exhibit
Number	Exhibit
3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Form of Amended and Restated Bylaws of the Company(1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company(3)

4.1	Form of Common Stock Certificate(1)

10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)

10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)

10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(1)(2)

10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(1)

10.5	Stockholders Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (1)

10.6	Series A Preferred Stock Purchase Agreement, dated October 11, 2008 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 14, 2008)

10.7	Agreement, dated as of August 27, 2004, between I.L.A.R. S.p.A. and Castle Brands (USA) Corp.(1)(2)

10.8	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)(2)

10.9	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)

10.10	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(1)

10.11	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 12, 2008)

10.12	Form of Indemnification Agreement to be entered into with directors (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 14, 2008)

10.13	Form of Indemnification Agreement to be entered into with directors (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006 (“2006 Form S-1”)

10.14	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 16, 2006)#

10.15	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 16, 2006)

10.16	Form of Warrant (incorporated herein by reference to Exhibit 10.65 to our quarterly report on Form 10-Q filed on November 14, 2006)

10.17	Amended and Restated Employment Agreement, dated as of November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed on November 13, 2007)#

10.18	Second Amended and Restated Employment Agreement, effective as of November 13, 2007, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.77 to our current report on Form 8-K filed on November 13, 2007)#

10.19	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)#

Exhibit
Number	Exhibit
10.20	Form of Warrant issued by Castle Brands Inc. to the investors in connection with the April 2007 private offering (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2007)

10.21	Agreement, dated as of February 4, 2008, by and between Autentica Tequilera S.A. de C.V. and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.74 to our quarterly report on Form 10-Q filed on February 14, 2008)(2)

10.22	Castle Brands Inc. 2003 Stock Incentive Plan, as amended incorporated by reference to Exhibit 10.29 to our 2006 Form S-1)#

10.23	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to our 2006 Form S-1)#

10.24	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan# (3)

10.25	Contract, dated as of April 1, 2005, by and between Castle Brands Inc. and BPW LLC (incorporated by reference to Exhibit 10.51 to our 2006 Form S-1)

10.26	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP (incorporated by reference to Exhibit 10.52 to our 2006 Form S-1)

10.27	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to our quarterly report on form 10-Q filed on February 17, 2009)#

10.28	Employment Agreement, made as of January 24, 2008, by and between Castle Brands Inc. and John S. Glover*#

21.1	List of Subsidiaries(3)

23.1	Consent of Eisner LLP(3)

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

#	Management Compensation Contract

(1)	Incorporated herein by reference to the exhibit with the same number to our 2006 Form S-1.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

(3)	Incorporated herein by reference to the exhibit with the same number to our Original 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2009.

CASTLE BRANDS INC.
By:	/s/ Richard J. Lampen
Richard J. Lampen
Interim President and Chief Executive Officer (Principal Executive Office)

By:	/s/ Alfred J. Small
Alfred J. Small
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)