Form 10-Q
period 2009-06-30
Castle Brands Inc
filed 2009-08-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32849
CASTLE BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2103550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 4700, New York, New York (Address of principal executive offices)	10168 (Zip Code)
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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The Company had 100,812,349 shares of $0.01 par value common stock outstanding at August 14, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$539,024	$4,011,777
Short-term investments	3,686,419	3,661,437
Accounts receivable — net of allowance for doubtful accounts of $576,589 and $529,256	6,218,039	6,857,267
Due from affiliates	80,830	74,295
Inventories— net of allowance for obsolete and slow moving inventory of $953,473 and $1,355,159	8,530,706	8,169,667
Prepaid expenses and other current assets	986,626	719,700

Total Current Assets	20,041,644	23,494,143

Equipment — net	575,532	605,065
Other Assets
Intangible assets — net of accumulated amortization of $3,026,690 and $2,738,718	11,266,544	11,431,988
Restricted cash	719,443	676,403
Other assets	147,659	147,659

Total Assets	$32,750,822	$36,355,258

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable and capital leases	$—	$119,050
Accounts payable	3,627,049	3,791,096
Accrued expenses	1,234,175	2,511,833
Due to stockholders and affiliates	1,512,116	1,290,501

Total Current Liabilities	6,373,340	7,712,480

Long-Term Liabilities
Note payable	—	300,000
Deferred tax liability	2,222,026	2,259,064

Total Liabilities	8,595,366	10,271,544

Commitments and Contingencies (Note 9)	—	—

Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—

Equity
Common stock, $.01 par value, 225,000,000 shares authorized, 101,812,349 shares issued and 100,812,349 shares outstanding at June 30, 2009 and 101,612,349 shares issued and outstanding at March 31, 2009, respectively	1,018,123	1,016,123
Additional paid-in capital	133,659,453	133,576,957
Treasury stock at cost, 1,000,000 shares at June 30, 2009 and none at March 31, 2009	(180,000)	—
Accumulated deficiency	(109,793,303)	(109,234,310)
Accumulated other comprehensive (loss) income	(583,744)	642,907

Total common stockholders’ equity	24,120,529	26,001,677

Noncontrolling interests	34,927	82,037

Total equity	24,155,456	26,083,714

Total Liabilities and Equity	$32,750,822	$36,355,258

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
	2009	2008
Sales, net*	$5,854,226	$5,891,395
Cost of sales*	3,545,220	3,952,685

Gross profit	2,309,006	1,938,710

Selling expense	2,679,490	3,429,344
General and administrative expense	1,374,084	2,071,973
Depreciation and amortization	219,372	243,507

Loss from operations	(1,963,940)	(3,806,114)

Other income	2	15,573
Other expense	(10,212)	(11,725)
Foreign exchange gain (loss)	1,041,953	(98,911)
Interest income (expense), net	18,781	(505,350)
Gain on exchange of 3% note payable	270,275	—
Income tax benefit	37,038	37,038

Net loss	(606,103)	(4,369,489)
Net loss attributable to noncontrolling interests	47,110	67,308

Net loss attributable to common stockholders	$(558,993)	$(4,302,181)

Net loss per common share, basic and diluted, attributable to common stockholders	$(.01)	$(0.28)

Weighted average shares used in computation, basic and diluted, attributable to common stockholders	101,708,944	15,629,776

*	Sales, net and Cost of sales include excise taxes of $1,174,604 and $978,054 for the three months ended June 30, 2009 and 2008, respectively.
See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficiency	Income (Loss)	Interests	Equity
BALANCE, MARCH 31, 2009	101,612,349	$1,016,123	$133,576,957	$—	$(109,234,310)	$642,907	$82,037	$26,083,714

Comprehensive loss
Net loss					(558,993)		(47,110)	(606,103)
Foreign currency translation adjustment						(1,226,651)		(1,226,651)

Total comprehensive loss								(1,832,754)

Exchange of 3% note payable, including interest (net of gain on conversion of $270,275)	200,000	2,000	42,000					44,000
Repurchase of common stock now held as treasury stock				(180,000)				(180,000)
Stock-based compensation			40,496					40,496

BALANCE, JUNE 30, 2009	101,812,349	$1,018,123	$133,659,453	$(180,000)	$(109,793,303)	$(583,744)	$34,927	$24,155,456

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(606,103)	$(4,369,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,372	243,507
Provision for doubtful accounts	19,189	21,136
Amortization of deferred financing costs	—	98,411
Deferred tax benefit	(37,038)	(37,038)
Effect of changes in foreign exchange	(1,332,532)	19,136
Stock-based compensation expense	40,496	224,084
Reversal of provision for obsolete inventories	(415,072)	(84,290)
Non-cash interest charge	—	73,562
Gain on exchange of 3% note payable	(270,275)	—
Changes in operations, assets and liabilities:
Accounts receivable	715,443	1,412,119
Due from affiliates	(5,884)	(3,943)
Inventory	159,763	(691,388)
Prepaid expenses and supplies	(262,582)	(765,567)
Accounts payable and accrued expenses	(1,572,164)	341,260
Due to related parties	204,891	261,003

Total adjustments	(2,536,393)	1,111,992

NET CASH USED IN OPERATING ACTIVITIES	(3,142,496)	(3,257,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(4,075)	(65,520)
Acquisition of intangible assets	—	(4,693)
Short-term investments — net	(24,982)	2,178,137

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(29,057)	2,107,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable — net	(121,775)	378,129
Payments of obligations under capital leases	(928)	(946)
Repurchase of common stock now held as treasury stock	(180,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(302,703)	377,183

EFFECTS OF FOREIGN CURRENCY TRANSLATION	1,503	(7,472)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,472,753)	(779,862)
CASH AND CASH EQUIVALENTS — BEGINNING	4,011,777	1,552,385

CASH AND CASH EQUIVALENTS — ENDING	$539,024	$772,523

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Exchange of $314,275 of the 3% note payable, including all outstanding interest by issuance of common stock for $44,000 in May 2009	$314,275	$—

Interest paid	$5,600	$586,000
See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2009 is derived from the March 31, 2009 audited financial statements. These condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2009 included in the Company’s annual report on Form 10-K for the year ended March 31, 2009, as amended (“2009 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2009 Form 10-K for additional disclosures and a description of accounting policies.
A.	Description of business and business combination — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), and its wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited (“CB-UK”), and its 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of fine spirit brands of vodka, whiskey, rums, tequila and liqueurs in the United States, Canada, Europe, Latin America and the Caribbean. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported from Europe into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

D.	Impairment of long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

E.	Treasury stock — Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares will be credited or charged to additional paid-in capital using the average-cost method.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”), the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to the U.S. entities, with the risk of foreign exchange gain or loss resting with CB-USA. Also, the Company has funded the continuing operations of the international subsidiaries. The Company considers these transactions to be trading balances and short-term funding subject to transaction adjustment under SFAS No. 52. As such, at each balance sheet date, the Euro denominated intercompany balances included on the books of the foreign subsidiaries are restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

H.	Fair value of financial instruments — SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to the Company.

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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
I.	Income taxes — Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. The Company has not recognized any adjustments for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of June 30, 2009.

The tax years 2007 through 2009 remain open to examination by federal and state jurisdictions. The Company has various foreign subsidiaries for which tax years 2002 through 2009 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax benefit for the three months ended June 30, 2009 and 2008 consists of federal and state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For both three-month periods ended June 30, 2009 and 2008, the Company recognized $37,038 of deferred tax benefits.

J.	Accounting standards adopted — In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009 and has evaluated subsequent events through the date the financial statements were issued on August 14, 2009.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted EITF 07-5 effective for the fiscal year beginning April 1, 2009 and it did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 provides that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This presentation is based upon the view of the consolidated business as a single economic entity and considers minority ownership interests in consolidated subsidiaries as equity in the consolidated entity.

SFAS No. 160 requires that companies:
•	present noncontrolling interests (formerly described as “minority interests”) in the consolidated balance sheet as a separate line item within equity;

•	separately present on the face of the income statement the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest;

•	account for changes in ownership interests that do not result in a change in control as equity transactions; and

•	upon deconsolidation of a subsidiary due to a change in control, measure any retained interest at fair value and record a gain or loss for both the portion sold and the portion retained.
The adoption of SFAS No. 160 had no effect on earnings-per-share because in addition to amending ARB No. 51, SFAS No. 160 amends SFAS No. 128, “Earnings Per Share,” so that earnings-per-share data will continue to be calculated in the same way that data were calculated before SFAS No. 160 was issued.
K.	Reclassifications — In accordance with SFAS No. 160, which the Company adopted on April 1, 2009, the Company has presented and disclosed noncontrolling interests in its condensed consolidated financial statements. Specifically, the Company:
•	reclassified $82,037 of noncontrolling interests at April 1, 2009 in GCP to a separate line within total equity;

•	recorded $67,308 of loss attributable to noncontrolling interests in a separate line on the condensed consolidated statements of operations after net loss to arrive at net loss attributable to common stockholders;

•	recorded $47,110 of total comprehensive loss attributable to noncontrolling interests for the three months ended June 30, 2009 in a separate line on the condensed consolidated statement of equity; and

•	included $67,308 of net loss attributable to noncontrolling interests in the net loss in the condensed consolidated statements of cash flows for the three months ended June 30, 2009.
L.	Recent accounting pronouncements — In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective for the Company on April 1, 2010. The Company is evaluating the impact the adoption of SFAS No. 166 will have on its results of operations, cash flows or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under Interpretation 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 will be effective for the Company on April 1, 2010. The Company is evaluating the impact the adoption of SFAS No. 167 will have on its results of operations, cash flows or financial condition.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 will be effective for the Company for the quarter ending September 30, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS No. 168 will have on its results of operations, cash flows or financial condition.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and contingent conversion of debentures outstanding. In computing diluted net loss per share for the three months ended June 30, 2009 and 2008, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2009	2008
Stock options	3,124,900	1,617,625
Warrants to purchase stock	2,081,814	2,305,432
Convertible debentures	—	1,192,380

Total	5,206,714	5,115,437

NOTE 3 — SHORT TERM INVESTMENTS
The following is a summary of the Company’s short-term investments that are classified as available-for-sale securities:

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
June 30, 2009
Money market accounts	$2,001,568	$—	$2,001,568
Certificates of deposit	1,684,851	—	1,684,851

Total	$3,686,419	$—	$3,686,419

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
March 31, 2009
Money market accounts	$1,001,320	$—	$1,001,320
Certificates of deposit	2,660,117	—	2,660,117

Total	$3,661,437	$—	$3,661,437

The Company’s investments have been classified within Level 1 of SFAS No. 157 and are reported at fair value.
NOTE 4 — INVENTORIES

	June 30,	March 31,
	2009	2009
Raw materials	$2,308,629	$2,048,398
Finished goods	6,222,077	6,121,269

Total	$8,530,706	$8,169,667

As of June 30, 2009 and March 31, 2009, 59% and 61%, respectively, of raw materials and 7% and 6%, respectively, of finished goods were located outside of the United States.

During the three months ended June 30, 2009 and 2008, the Company recorded reversals of its allowance for obsolete and slow moving inventory of $415,072 and $84,290, respectively. These reversals were recorded as the Company was able to sell certain of the goods included in the allowance recorded during previous fiscal years. The reversals were recorded as a decrease in cost of sales.
Inventories are stated at the lower of weighted average cost or market.
NOTE 5 — RESTRICTED CASH
At June 30, 2009, the Company had €512,132 or $719,443 (translated at the June 30, 2009 exchange rate) of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility.
NOTE 6 — NOTES PAYABLE AND CAPITAL LEASE

	June 30,	March 31,
	2009	2009
Notes payable consist of the following:
Revolving credit facilities	$—	$118,122
Note payable (A)	—	300,000

	—	418,122
Capital leases	—	928

Total	$—	$419,050

(A) In May 2009, the Company exchanged its 3% note payable in the principal amount of $300,000, plus accrued but unpaid interest of $14,275, for 200,000 shares of common stock valued at $44,000. The Company recorded a pre-tax non-cash gain on the exchange of the note of $270,275 in the quarter ended June 30, 2009.
NOTE 7 — EQUITY
Treasury stock — In May 2009, the Company repurchased 1,000,000 shares of its common stock in a private transaction at a cost of $0.18 per share. At June 30, 2009, these shares were held as treasury stock.
NOTE 8 — STOCK-BASED COMPENSATION
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

As established, there were 2,000,000 shares of common stock reserved and available for distribution under the Plan. In January 2009, the Company’s stockholders approved an amendment to the Plan to increase the number of shares available under the Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of June 30, 2009, 8,296,528 shares remain available for issuance under the Plan.

A summary of the options outstanding under the Plan is as follows:

	Three months ended June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	3,555,975	$2.57	1,617,625	$6.37
Granted	325,000	0.35	—	—
Forfeited	(756,075)	5.31	—	—

Outstanding at end of period	3,124,900	$1.68	1,617,625	$6.37

Exercisable at end of period	1,069,900	$4.27	922,250	$7.10

Weighted average fair value of grants during period		$0.09		$—
The following table summarizes options outstanding and exercisable at June 30, 2009:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	value
$0.01 — $0.50	2,454,900	9.52	399,900	$0.21	$3,999
$1.01 — $2.00	68,000	8.59	68,000	1.82	—
$5.01 — $6.00	243,500	4.84	243,500	5.97	—
$6.01 — $7.00	17,000	7.74	17,000	6.36	—
$7.01 — $8.00	194,000	6.42	194,000	7.57	—
$8.01 — $9.00	147,500	6.78	147,500	9.00	—

	3,124,900	8.81	1,069,900	$4.27	$3,999

Restricted Stock Grants — On December 16, 2008, the Company’s Compensation Committee approved the grant of restricted common stock in lieu of cash retention payments under the retention agreements dated June 15, 2008 between the Company and three of its executive officers. These executive officers received a total of 578,572 shares of restricted common stock. The restricted stock vests in two equal annual installments on each anniversary of the grant date. At June 30, 2009, none of the restricted stock had vested.
The fair value of each award under the Plan is estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility and the volatility of a peer group of companies over the expected life of the option as the Company does not have enough history trading as a public company to calculate its own stock price volatility. The expected term and vesting of the options represents the estimated period of time until exercise. For the three months ended June 30, 2008, the expected term and vesting of the options was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the three months ended June 30, 2009, the expected term was determined using the simplified method available under Staff Accounting Bulletin No. 110, as the Company has had significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.
The fair value of options and restricted stock at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

June 30, 2009
Risk-free interest rate	3.08%
Expected option life in years	6.25
Expected stock price volatility	65%
Expected dividend yield	0%

B.	Warrants — The Company has entered into various warrant agreements.

The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2009	2,198,314	$6.88

Granted	—	—
Exercised	—	—
Expired	(116,500)	8.00

Warrants outstanding and exercisable, June 30, 2009	2,081,814	$6.82

NOTE 9 — COMMITMENTS AND CONTINGENCIES
A.	The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2014, subject to automatic five year extensions thereafter. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2010, the Company has contracted to purchase approximately € 995,000 in bulk Irish whiskey. The Company is not liable to Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company subleases office space in New York, NY, and leases office space in Dublin, Ireland, and Houston, TX. The New York, NY lease commenced on January 1, 2009 and extends through April 29, 2010. The Dublin office lease commenced on March 1, 2009 and extends through November 30, 2013. The Houston, TX lease commenced on February 24, 2000 and extends through September 30, 2009. The Company has also entered into non-cancelable operating leases for certain office equipment.
NOTE 10 — CONCENTRATIONS
A.	Credit Risk — The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of June 30, 2009 and March 31, 2009, the Company exceeded the insured limit by approximately $3,978,606 and $4,434,000, respectively.

B.	Customers — Sales to three customers accounted for approximately 45.0% and 45.3% of the Company’s revenues for the three months ended June 30, 2009 and 2008, respectively, (of which one customer accounted for 31.3% and 29.4%, respectively, of total sales). Sales to three customers accounted for approximately 40.3% and 30.8% of accounts receivable at June 30, 2009 and March 31, 2009, respectively.

NOTE 11 — GEOGRAPHIC INFORMATION
The Company operates in one reportable segment — the sale of premium branded spirits. The Company’s product categories are vodka, rum, liqueurs, whiskey, and tequila. The Company reports its operations in two geographic areas: International and United States.
The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the percentage of consolidated revenue and consolidated assets from the U.S. and foreign countries.

	For the three months ended June 30,
	2009		2008
Consolidated Revenue:
International	$881,688	15.5%	$1,214,608	20.6%
United States	4,972,538	84.5%	4,676,787	79.4%

Total Consolidated Revenue	$5,854,226	100%	$5,891,395	100%

Consolidated Depreciation and Amortization:
International	$20,879	9.5%	$22,900	9.4%
United States	198,493	90.5%	220,607	90.6%

Total Consolidated Depreciation and Amortization	$219,372	100%	$243,507	100%

Income tax benefit:
United States	$37,038	100%	$37,038	100%

Consolidated Revenue by category:
Vodka	$1,229,360	21.0%	$1,213,810	20.6%
Rum	2,267,207	38.7%	2,137,424	36.3%
Liqueurs	1,038,751	17.8%	1,513,959	25.7%
Whiskey	925,826	15.8%	899,351	15.3%
Tequila	176,935	3.0%	—	—%
Other*	216,147	3.7%	126,851	2.1%

Total Consolidated Revenue	$5,854,226	100%	$5,891,395	100%

	June 30, 2009		March 31, 2009
Consolidated Assets:
International	$4,366,499	13.3%	$4,370,907	12.0%
United States	28,384,323	86.7%	31,984,351	88.0%

Total Consolidated Assets	$32,750,822	100.0%	$36,355,258	100%

*	Includes related food products.
NOTE 12 — SUBSEQUENT EVENTS
The Company has evaluated and determined that no significant subsequent events occurred through August 14, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop and market premium branded spirits in the following distilled spirit categories: vodka, rum, whiskey, liqueurs and tequila. We distribute these spirits in all 50 U.S. states and the District of Columbia, in nine primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Italy, Sweden and the Duty Free markets, and in a number of other countries in continental Europe. We market the following brands, among others, Boru® vodka, Pallini® liqueurs, Gosling’s Rum®, Clontarf® Irish Whiskey, Knappogue Castle Whiskey® , Jefferson’sTM , Jefferson’s Reserve® and Sam Houston® bourbons and TierrasTM tequila.
     Our objective is to continue building a distinctive portfolio of global premium spirits brands. We have been shifting our focus from a volume-oriented approach to a profit-centric focus. To achieve this, we continue to seek to:
•	increase revenues from existing spirits brands. We are focusing our existing distribution relationships, sales expertise and targeted marketing activities to concentrate on our more profitable brands by expanding our domestic and international distribution relationships to increase the mutual benefits of concentrating on our most profitable brands, while continuing to achieve brand recognition and growth and gain additional market share for our brands within retail stores, bars and restaurants, and thereby with end consumers;

•	improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This has included restructurings and personnel reductions throughout our company. We further intend to map, analyze and redesign our purchasing and supply systems to reduce costs in our current operations and achieve profitability in future operations; and

•	selectively add new premium brands to our spirits portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the spirits and/or wine marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.
Cost Containment
     We have taken significant steps over the past twelve months to reduce our costs, resulting in a decrease in selling expense and general and administrative expense of 21.9% and 33.7%, respectively, for the three months ended June 30, 2009 as compared to the comparable prior year period. These steps included:
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

Currency Translation
     The functional currencies for our foreign operations are the Euro in Ireland and continental Europe and the British Pound in the United Kingdom. With respect to our condensed consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions, including balances due from funding our international subsidiaries, are included in other income (expenses).
     Where in this quarterly report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2009, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2009, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars were €1.00 = U.S. $1.4048 (equivalent to U.S. $1.00 = € 0.7119) for Euros and £1.00 = U.S. $1.6520 (equivalent to U.S. $1.00 = £0.6055) for British Pounds.
     These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.
Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the year ended March 31, 2009, as amended, which we refer to as our 2009 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.
Financial performance overview
     The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric.

	Three months ended
	June 30,
	2009	2008
Cases
United States	51,428	48,937
International	10,241	18,372

Total	61,669	67,309

Vodka	22,535	25,541
Rum	23,008	22,726
Liqueurs	9,242	12,649
Whiskey	6,258	6,393
Tequila	626	—

Total	61,669	67,309

Percentage of Cases
United States	83.4%	72.7%
International	16.6%	27.3%

Total	100.0%	100.0%

Vodka	36.6%	37.9%
Rum	37.3%	33.8%
Liqueurs	15.0%	18.8%
Whiskey	10.1%	9.5%
Tequila	1.0%	0.0%

Total	100.0%	100.0%

Results of operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Three months ended
	June 30,
	2009	2008
Sales, net	100.0%	100.0%
Cost of sales	60.6%	67.1%

Gross profit	39.4%	32.9%

Selling expense	45.8%	58.2%
General and administrative expense	23.5%	35.2%
Depreciation and amortization	3.7%	4.1%

Loss from operations	(33.5)%	(64.6)%

Other income	0.0%	0.4%
Other expense	(0.2)%	(0.2)%
Foreign exchange gain (loss)	17.8%	(1.7)%
Interest income (expense), net	0.3%	(8.6)%
Gain on exchange of 3% note payable	4.6%	0.0%
Income tax benefit	0.6%	0.6%

Net loss	(10.4)%	(74.1)%

Net loss attributable to noncontrolling interests	0.8%	1.1%

Net loss attributable to common stockholders	(9.6)%	(73.0)%

Three months ended June 30, 2009 compared with three months ended June 30, 2008
     Net sales. Net sales remained even at $5.9 million for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008. Our U.S. case sales as a percentage of total case sales increased to 83.4% during the three months ended June 30, 2009 as compared to 72.7% during the comparable prior year period. U.S. net sales increased to $5.0 million for the three months ended June 30, 2009 from $4.7 million for the comparable prior year period, including $0.2 million in revenue from sales of our recently launched Tierras Tequila. We adjusted our sales and marketing efforts in certain U.S. markets in an effort to yield more profitable results, which led to lower sales of Boru vodka in some of these markets. The growth in U.S. sales reflects the momentum of our portfolio in the U.S., particularly for Gosling’s rums, offset by a reduction in sales of certain of our premium liqueurs, due in part to an overall reduction in the categories in which they participate.
     The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(3,006)	(1,251)	(11.8)%	(7.0)%
Rum	282	5,806	1.2%	33.9%
Whiskey	(135)	(43)	(2.1)%	(1.9)%
Liqueurs	(3,407)	(2,647)	(26.9)%	(22.7)%
Tequila	626	626	0.0%	0.0%

Total	(5,640)	2,491	(8.4)%	5.1%

     Our international case sales and revenue decreased during the three months ended June 30, 2009 as evidenced by a 44.3% reduction in case sales when compared to the comparable prior year period. This decrease was due to our continued efforts to focus on our more profitable brands and markets, difficult market conditions in most markets, particularly Ireland, Northern Ireland and Great Britain and the effects of the restructuring of our international operations.
     Gross profit. Gross profit increased 19.1% to $2.3 million during the three months ended June 30, 2009 from $1.9 million during the comparable prior year period, while our gross margin increased to 39.4% during the three months ended June 30, 2009 compared to 32.9% for the comparable prior year period. During the three months ended June 30, 2009 and 2008, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.4 million and $0.1 million, respectively. These reversals were recorded as we were able to sell certain of the goods included in the allowance recorded during previous fiscal years. The reversals were recorded as a decrease in cost of sales. Absent the reversals of the allowance, our gross profit was $1.9 million and $1.8 million during each of the three months ended June 30, 2009 and June 30, 2008 and our gross margin was 32.4% and 31.4%, respectively.
     Selling expense. Selling expense decreased 21.9% to $2.7 million for the three months ended June 30, 2009 from $3.4 million for the comparable prior year period. This decrease in selling expense was attributable to our continued cost containment efforts, including a decrease in advertising, marketing and promotion expense of $0.2 million for the three months ended June 30, 2009 compared to the comparable prior year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $0.7 million for the three months ended June 30, 2009 against the comparable prior year period. As a result of our continued cost containment efforts, selling expense as a percentage of net sales decreased to 45.8% in the three months ended June 30, 2009 as compared to 58.2% for the comparable prior year period.
     General and administrative expense. General and administrative expense decreased 33.7% to $1.4 million in the three months ended June 30, 2009 when compared to $2.1 million in the comparable prior year period. Staff reductions resulted in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $0.5 million in the current period against the comparable prior year period. A decrease of $0.3 million in professional fees was due to our ongoing cost containment efforts. As a result, general and administrative expense as a percentage of net sales decreased to 23.5% in the three months ended June 30, 2009 as compared to 35.2% for comparable prior year period.
     Depreciation and amortization. Depreciation and amortization was $0.2 million during each of the three months ended June 30, 2009 and June 30, 2008.
     Loss from operations . As a result of the foregoing, our loss from operations improved $1.8 million to ($2.0) million for the three months ended June 30, 2009 from ($3.8) million in the comparable prior year period. As result of our continued cost containment efforts, our focus on our more profitable brands and markets, and expected organic growth of our brands, we anticipate improved results of operations in the near term as compared to prior year periods.
     Foreign exchange gain (loss). Foreign exchange gain during the three months ended June 30, 2009 was $1.0 million as compared to a loss of $0.1 million during the three months ended June 30, 2008 due to the weakening of the U.S. dollar against the Euro and the British Pound and its effect on our Euro- and British Pound-denominated intercompany loans to our foreign subsidiaries.
     Interest income (expense), net. We had interest income, net of $18,781 during the three-month period ended June 30, 2009 compared to interest expense, net of ($0.5) million during comparable prior year period. We eliminated this expense by converting and exchanging all of our debt for equity.
     Gain on exchange of 3% note payable. In May 2009, we exchanged our outstanding 3% note by issuing common stock. This resulted in a pre-tax non-cash gain of $0.3 million for the three-month period ended June 30, 2009.

     Net loss attributable to common stockholders. As a result of the net effects of the foregoing, net loss attributable to common stockholders for the three months ended June 30, 2009 improved 86.1% to ($0.6) million from ($4.3) million for the three months ended June 30, 2008. Net loss per common share, basic and diluted, was ($0.01) per share for the three-month period ended June 30, 2009 as compared to ($0.28) per share for the comparable prior year period. Net loss per common share basic and diluted was positively affected by the increase in common shares outstanding resulting from the common shares issued in connection with the series A preferred stock transaction which we completed in October 2008.
     Net loss attributable to noncontrolling interests. As described in the footnotes to our accompanying condensed consolidated financial statements, in accordance with SFAS No. 160, which we adopted on April 1, 2009, we have separately presented “Net loss attributable to noncontrolling interests” on the accompanying condensed consolidated statements of operations. Net loss attributable to noncontrolling interests during the three months ended June 30, 2009 and 2008 amounted to a credit of $0.1 million, the result of allocated losses recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
Liquidity and capital resources
     Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three months ended June 30, 2009, we had a net loss of $0.5 million and used cash of $3.1 million in operating activities. As of June 30, 2009, we had an accumulated deficiency of $109.8 million.
     In October 2008, we completed a $15.0 million private placement of our series A preferred stock with certain investors. In connection with the transaction, substantially all of the holders of Castle Brands (USA) Inc.’s 9% senior secured notes, in the principal amount of $9.7 million plus accrued but unpaid interest, and all holders of our 6% convertible notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into shares of series A preferred stock. Each share of series A preferred stock automatically converted into common stock, as set forth in the certificate of designation of the series A preferred stock, when we amended our charter in the last quarter of fiscal 2009. In May 2009, we exchanged the remaining 9% senior secured notes, which had been amended so that, among other things, the interest rate was reduced to 3%, payable at maturity, in the principal amount of $300,000, plus accrued but unpaid interest of $14,275, for 200,000 shares of our common stock. The closing of the cash investment and the conversion or exchange of all of our outstanding debt should provide us with sufficient funds to execute our planned operations for at least the next twelve months.
     As of June 30, 2009, we had stockholders’ equity of $24.1 million and working capital of $13.7 million, compared to $26.0 million and $15.8 million, respectively, as of March 31, 2009.
     As of June 30, 2009, we had cash and cash equivalents and short-term investments of approximately $4.2 million, as compared to $7.7 million as of March 31, 2009. The decrease is primarily attributable to the funding of our operations for the three months ended June 30, 2009. At June 30, 2009, we also had approximately $0.7 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.
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

Cash flows
     The following table summarizes our primary sources and uses of cash during the periods presented:

	Three months ended
	June 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,142)	$(3,258)
Investing activities	(29)	2,108
Financing activities	(303)	377

Effect of foreign currency translation	1	(7)

Net decrease in cash and cash equivalents	$(3,473)	$(780)

     Operating activities. A substantial portion of available cash has been used to fund our operating activities. In general, these cash funding requirements are based on operating losses, driven chiefly by the inherent costs in developing and maintaining our distribution system and our sales and marketing activities. We have also utilized cash to fund our receivables and inventories. In general, these cash outlays for receivables and inventories are only partially offset by increases in our accounts payable to our suppliers and accrued expenses.
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
     During the three months ended June 30, 2009, net cash used in operating activities was $3.1 million, consisting primarily of a net loss of $0.6 million, a decrease in allowance for obsolete inventories of $0.4 million, an increase in prepaid expense and supplies of $0.3 million, a decrease in accounts payable and accrued expenses of $1.6 million and the effects of changes in foreign exchange of $1.3 million. These uses of cash were partially offset by a $0.7 million decrease in accounts receivable, a $0.2 million dollar decrease in inventories, a $0.2 million increase in due to related parties and depreciation and amortization expense of $0.2 million.
     During the three months ended June 30, 2008, net cash used in operating activities was $3.3 million, consisting primarily of losses from operations of $4.3 million, increases in inventories of $0.7 million and prepaid expenses of $0.8 million, and a decrease in accrued expenses of $1.4 million. These uses of cash were offset, in part, by a decrease in accounts receivable of $1.4 million, increases in accounts payable and due to related parties of $1.7 million and $0.2 million, respectively, and by non-cash charges for depreciation and amortization and stock-based compensation expense of $0.2 million and $0.2 million, respectively.
     Investing activities. We fund operating activities primarily with cash and short-term investments. Net cash provided by investing activities was $2.1 million during the three months ended June 30, 2008, representing net proceeds from the sale of certain short-term investments.
     Financing activities. Net cash used in financing activities during the three months ended June 30, 2009 was $0.3 million, consisting of the repayment of $0.1 million to a bank in Ireland under our revolving credit facility and $0.2 million for the repurchase of our common stock.
     Net cash provided by financing activities during the three months ended June 30, 2008 was $0.4 million, represented by net proceeds from borrowings under our revolving credit facility with a bank in Ireland.

Recent accounting standards issued and adopted.
     We discuss recently issued and adopted accounting standards in the Accounting standards adopted and Recent accounting pronouncements sections of Note 1 of the Notes to Condensed Consolidated Financial Statements in the accompanying condensed consolidated financial statements.
Cautionary Note Regarding Forward Looking Statements
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our 2009 Annual Report, and as follows:
•	our history of losses and expectation of further losses;

•	the effect of poor operating results on our company;

•	the adequacy of our cash resources and our ability to raise additional capital;

•	our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands;

•	our relationships with and our dependency on our distributors;

•	the impact of supply shortages and alcohol and packaging costs in general, as well as our dependency on a limited number of suppliers;

•	the success of our sales and marketing activities;

•	economic and political conditions generally, including the current recessionary economic environment and concurrent market instability;

•	the effect of competition in our industry;

•	negative publicity surrounding our products or the consumption of beverage alcohol products in general;

•	our ability to acquire and/or maintain brand recognition and acceptance;

•	trends in consumer tastes;

•	our and our strategic partners’ abilities to protect trademarks and other proprietary information;

•	the impact of litigation;

•	the impact of currency exchange rate fluctuations and devaluations on our revenues, sales and overall financial results; and

•	the impact of federal, state, local or foreign government regulations.
     We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in, or implied by, these forward-looking statements, even if new information becomes available in the future.

Item 4.	Controls And Procedures
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
     Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Litigation and Arbitration
     We believe that neither we nor any of our subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on us.
     We may, however, become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds
     On May 18, 2009, we issued 200,000 shares of common stock to an accredited investor to exchange an outstanding 3% note payable in the aggregate principal amount of $300,000 plus accrued interest in the amount of $14,275. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
     During the three months ended June 30, 2009, we made the following purchases of our common stock:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
April 1 to April 30, 2009	—	—	—	—
May 1 to May 31, 2009	1,000,000 (1)	$0.18	—	—
June 1 to June 30, 2009	—		—	—
Total	1,000,000	$0.18	—	—

(1)	These shares were repurchased by the Company in a private transaction at a cost of $0.18 per share.

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 14, 2009