Form 10-Q
period 2009-09-30
Castle Brands Inc
filed 2009-11-16
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32849
CASTLE BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2103550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 East 42nd Street, Suite 4700,	10168
New York, New York	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Company had 107,955,207 shares of $0.01 par value common stock outstanding at November 13, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$599,758	$4,011,777
Short-term investments	2,196,556	3,661,437
Accounts receivable — net of allowance for doubtful accounts of $592,683 and $529,256	8,469,624	6,857,267
Due from affiliates	88,540	74,295
Inventories— net of allowance for obsolete and slow moving inventory of $585,937 and $1,355,159	9,273,339	8,169,667
Prepaid expenses and other current assets	858,196	719,700

Total Current Assets	21,486,013	23,494,143

Equipment — net	556,651	605,065
Other Assets
Intangible assets — net of accumulated amortization of $3,071,201 and $2,738,718	12,599,505	11,431,988
Goodwill	474,475	—
Restricted cash	747,228	676,403
Other assets	112,659	147,659

Total Assets	$35,976,531	$36,355,258

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable and capital leases	$429,631	$119,050
Accounts payable	4,034,851	3,791,096
Accrued expenses	1,298,803	2,511,833
Due to stockholders and affiliates	2,436,063	1,290,501

Total Current Liabilities	8,199,348	7,712,480

Long-Term Liabilities
Note payable	421,062	300,000
Deferred tax liability	2,184,988	2,259,064

Total Liabilities	10,805,398	10,271,544

Commitments and Contingencies (Note 11)	—	—

Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—

Equity
Common stock, $.01 par value, 225,000,000 shares authorized, 108,955,207 shares issued and 107,955,207 shares outstanding at September 30, 2009 and 101,612,349 shares issued and outstanding at March 31, 2009, respectively	1,089,552	1,016,123
Additional paid-in capital	135,558,475	133,576,957
Treasury stock at cost, 1,000,000 shares at September 30, 2009 and none at March 31, 2009	(180,000)	—
Accumulated deficit	(110,264,764)	(109,234,310)
Accumulated other comprehensive (loss) income	(1,051,278)	642,907

Total common stockholders’ equity	25,151,985	26,001,677

Noncontrolling interests	19,148	82,037

Total equity	25,171,133	26,083,714

Total Liabilities and Equity	$35,976,531	$36,355,258

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Sales, net*	$8,707,569	$7,431,100	$14,561,795	$13,322,495
Cost of sales*	5,749,934	5,085,928	9,295,154	9,038,613

Gross profit	2,957,635	2,345,172	5,266,641	4,283,882

Selling expense	2,418,223	3,874,105	5,097,713	7,303,449
General and administrative expense	1,375,624	2,146,424	2,749,708	4,218,397
Depreciation and amortization	227,360	244,352	446,732	487,859

Loss from operations	(1,063,572)	(3,919,709)	(3,027,512)	(7,725,823)

Other income	143	9,811	145	25,384
Other expense	(11,469)	(16,487)	(21,681)	(28,212)
Foreign exchange gain (loss)	542,544	(1,822,077)	1,584,497	(1,920,988)
Interest income (expense), net	8,076	(528,894)	26,857	(1,034,244)
Gain on exchange of 3% note payable	—	—	270,275	—
Income tax benefit	37,038	37,038	74,076	74,076

Net loss	(487,240)	(6,240,318)	(1,093,343)	(10,609,807)
Net loss attributable to noncontrolling interests	15,779	106,857	62,889	174,165

Net loss attributable to common stockholders	$(471,461)	$(6,133,461)	$(1,030,454)	$(10,435,642)

Net loss per common share, basic and diluted, attributable to common stockholders	$(0.00)	$(0.39)	$(0.01)	$(0.67)

Weighted average shares used in computation, basic and diluted, attributable to common stockholders	102,588,639	15,629,776	102,151,195	15,629,776

*	Sales, net and Cost of sales include excise taxes of $1,530,181 and $1,127,135 for the three months ended September 30, 2009 and 2008, respectively, and $2,704,785 and $2,105,189 for the six months ended September 30, 2009 and 2008, respectively.
See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Interests	Equity
BALANCE, MARCH 31, 2009	101,612,349	$1,016,123	$133,576,957	$—	$(109,234,310)	$642,907	$82,037	$26,083,714

Comprehensive loss
Net loss					(1,030,454)		(62,889)	(1,093,343)
Foreign currency translation adjustment						(1,694,185)		(1,694,185)

Total comprehensive loss								(2,787,528)

Exchange of 3% note payable, including interest (net of gain on conversion of $270,275)	200,000	2,000	42,000					44,000
Repurchase of common stock now held as treasury stock				(180,000)				(180,000)
Issuance of common stock in connection with Betts & Scholl, LLC asset acquisition	7,142,858	71,429	1,857,143					1,928,572
Stock-based compensation			82,375					82,375

BALANCE, SEPTEMBER 30, 2009	108,955,207	$1,089,552	$135,558,475	$(180,000)	$(110,264,764)	$(1,051,278)	$19,148	$25,171,133

See accompanying notes to the condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,093,343)	$(10,609,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,732	487,859
Provision for doubtful accounts	30,685	41,228
Amortization of deferred financing costs	—	186,858
Deferred tax benefit	(74,076)	(74,076)
Effect of changes in foreign exchange	(1,855,246)	1,736,691
Stock-based compensation expense	82,374	417,803
Provision for obsolete inventories	(505,270)	(112,419)
Non-cash interest charge	—	147,124
Gain on exchange of 3% note payable	(270,275)	—
Changes in operations, assets and liabilities:
Accounts receivable	(1,498,981)	1,373,138
Due from affiliates	(13,173)	(8,757)
Inventory	666,724	563,011
Prepaid expenses and supplies	(130,609)	(438,446)
Other assets	35,057	—
Accounts payable and accrued expenses	(1,184,207)	1,237,356
Due to related parties	1,114,847	408,107

Total adjustments	(3,155,418)	5,965,477

NET CASH USED IN OPERATING ACTIVITIES	(4,248,761)	(4,644,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(33,224)	(89,794)
Acquisition of intangible assets	—	(16,037)
Payments under contingent consideration agreements	(45,903)	—
Short-term investments — net	1,464,881	4,171,520

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,385,754	4,065,689

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities — net	(118,948)	(93,171)
Note payable — Betts & Scholl	(250,000)	—
Payments of obligations under capital leases	(928)	(2,063)
Repurchase of common stock now held as treasury stock	(180,000)	—

NET CASH USED IN FINANCING ACTIVITIES	(549,876)	(95,234)

EFFECTS OF FOREIGN CURRENCY TRANSLATION	864	(25,780)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,412,019)	(699,655)
CASH AND CASH EQUIVALENTS — BEGINNING	4,011,777	1,552,385

CASH AND CASH EQUIVALENTS — ENDING	$599,758	$852,730

	Six months ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Exchange of $314,275 of the 3% note payable, including all outstanding interest by issuance of common stock for $44,000 in May 2009	$314,275	$—
Acquisition of Betts & Scholl, LLC assets by issuance of common stock in September 2009	$1,928,572	$—
Acquisition of Betts & Scholl, LLC assets by issuance of net note payable in September 2009	$844,541	$—

Interest paid	$5,778	$724,365
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
A.	Description of business and business combination — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), and its wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and its 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of fine spirit brands of vodka, whiskey, rums, tequila and liqueurs and fine wines in the United States, Canada, Europe, Latin America and the Caribbean. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported from Europe into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

D.	Impairment of long-lived assets — Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

E.	Treasury stock — Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares will be credited or charged to additional paid-in capital using the average-cost method.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters” (“ASC 830”), the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Also, the Company has funded the continuing operations of the international subsidiaries. The Company considers these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830. As such, at each balance sheet date, the Euro denominated intercompany balances included on the books of the foreign subsidiaries are restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.
H.	Fair value of financial instruments — ASC 825, “Financial Instruments” (“ASC 825”), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
I.	Income taxes — Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has not recognized any adjustments for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of September 30, 2009.

The Company’s income tax benefit for the three and six months ended September 30, 2009 and 2008 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the three-month and six-month periods ended September 30, 2009 and 2008, the Company recognized $37,038 and $74,076 of deferred tax benefits, respectively.

J.	Accounting standards adopted — In August 2009, the FASB issued authoritative guidance which amends existing GAAP for fair value measurement guidance by clarifying the fair value measurement requirements for liabilities that lack a quoted price in an active market. Per the guidance, a valuation technique based on a quoted market price for the identical or similar liability when traded as an asset or another valuation technique (e.g., an income or market approach) that is consistent with the underlying principles of GAAP for fair value measurements would be appropriate. The guidance was effective August 2009, the issuance date, and had no material impact on the Company’s results of operations, cash flows or financial condition.

In June 2009, the ASC was issued. The ASC is the source of authoritative GAAP to be applied by nongovernmental entities. The ASC is effective for financials statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the ASC is non-authoritative. The adoption of the ASC did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company implemented this standard for the quarter ended June 30, 2009. For the quarter ended September 30, 2009, the Company has evaluated subsequent events through the date the financial statements were issued on November 13, 2009.

In June 2008, the FASB issued authoritative guidance in determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company implemented these provisions effective for the fiscal year beginning April 1, 2009 and these provisions did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2007, the FASB issued authoritative guidance regarding noncontrolling interests in consolidated financial statements that provides that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This presentation is based upon the view of the consolidated business as a single economic entity and considers minority ownership interests in consolidated subsidiaries as equity in the consolidated entity.

The standard requires that companies:
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
The adoption of the standard had no effect on earnings-per-share because under the guidance, earnings-per-share data will continue to be calculated in the same way that data were calculated before the standard was issued.

K.	Reclassifications — In accordance with the authoritative guidance the Company adopted on April 1, 2009, the Company has presented and disclosed noncontrolling interests in its condensed consolidated financial statements. Specifically, the Company:
•	reclassified $82,037 of noncontrolling interests at April 1, 2009 in GCP to a separate line within total equity;

•	recorded $106,857 and $174,165 of loss attributable to noncontrolling interests in a separate line on the condensed consolidated statements of operations after net loss to arrive at net loss attributable to common stockholders for the three and six months ended September 30, 2008, respectively;

•	recorded $15,779 and $62,889 of total comprehensive loss attributable to noncontrolling interests for the three and six months ended September 30, 2009, respectively, in a separate line on the condensed consolidated statement of equity; and

•	included $106,857 and $174,165 of net loss attributable to noncontrolling interests in the net loss in the condensed consolidated statements of cash flows for the three and six months ended September 30, 2008.
L.	Recent accounting pronouncements — In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance will be effective for the Company on April 1, 2010. The Company is evaluating the impact the implementation of the guidance will have on its results of operations, cash flows or financial condition.

In June 2009, the FASB issued authoritative guidance which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance will be effective for the Company on April 1, 2010. The Company is evaluating the impact the implementation of the guidance will have on its results of operations, cash flows or financial condition.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of the standard will have a material impact on its results of operations, cash flows or financial condition.
NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and contingent conversion of debentures outstanding. In computing diluted net loss per share for the three months ended September 30, 2009 and 2008, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	Six months ended September 30,
	2009	2008
Stock options	3,224,900	1,994,825
Warrants to purchase stock	2,081,814	2,305,432
Convertible debentures	—	1,192,380

Total	5,306,714	5,492,637

NOTE 3 — SHORT-TERM INVESTMENTS
The following is a summary of the Company’s short-term investments that are classified as available-for-sale securities:

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
September 30, 2009
Money market accounts	$511,705	$—	$511,705
Certificates of deposit	1,684,851	—	1,684,851

Total	$2,196,556	$—	$2,196,556

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
March 31, 2009
Money market accounts	$1,001,320	$—	$1,001,320
Certificates of deposit	2,660,117	—	2,660,117

Total	$3,661,437	$—	$3,661,437

The Company’s investments have been classified within Level 1 of ASC 825 and are reported at fair value.
NOTE 4 — INVENTORIES

	September 30,	March 31,
	2009	2009
Raw materials	$2,548,284	$2,048,398
Finished goods	6,725,055	6,121,269

Total	$9,273,339	$8,169,667

As of September 30, 2009 and March 31, 2009, 50% and 61%, respectively, of raw materials and 8% and 6%, respectively, of finished goods were located outside of the United States.
The Company recorded reversals of its allowance for obsolete and slow moving inventory of $90,198 and $28,129 during the three months ended September 30, 2009 and 2008, respectively, and $505,270 and $112,419 during the six months ended September 30, 2009 and 2008, respectively. These reversals were recorded as the Company was able to sell certain of the goods included in the allowance recorded during previous fiscal years. The reversals were recorded as a decrease in cost of sales.
Inventories are stated at the lower of weighted average cost or market.
NOTE 5 — ACQUISITIONS
Acquisition of Betts & Scholl, LLC assets
On September 21, 2009, the Company, through its subsidiary CB-USA, acquired the assets of Betts & Scholl, LLC (“Betts & Scholl”), a premium wine maker formed in 2003 by Master Sommelier Richard Betts and Dennis Scholl. Pursuant to an asset purchase agreement, the Company issued to the sellers a total of 7,142,858 shares of the Company’s common stock. Also, the Company paid $1,094,541 in notes (of which $250,000 was paid at closing) for inventory, which consisted of finished goods and raw materials. As a result of the initial purchase price allocation, the Company recorded goodwill of $428,572. The purchase price allocation for this acquisition is preliminary since the Company is in the process of determining the fair value of the assets acquired and may be revised as additional information becomes available. The preliminary fair values allocated to the acquired Betts & Scholl net tangible and intangible assets are as follows: inventory of $1,094,541 and trade names, assembled workforce, and supplier and customer relationships of $1,500,000. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. The operating results of the Betts & Scholl business are reflected in the accompanying condensed consolidated financial statements from the date of acquisition and were not material.
Acquisition of McLain & Kyne
On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, pursuant to a stock purchase agreement. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and issued 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company will also pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of the acquired business through March 31, 2011. As of March 31, 2009, no such earn-out payments had been earned. For the six months ended September 30, 2009, $45,903 has been earned. The earn-out payments have been recorded as an increase to goodwill.
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended September 30, 2009 were as follows:

Amount
Balance as of March 31, 2009	$—
Payments under McLain and Kyne agreement	45,903

Amount
Acquisition of Betts & Scholl assets	428,572

Balance as of September 30, 2009	$474,475

Intangible assets consist of the following:

	September 30, 2009	March 31, 2009
Definite life brands	$170,000	$170,000
Trademarks	479,248	479,248
Rights	8,271,555	8,271,555
Product development	20,350	20,350
Patents	994,000	994,000
Other	28,480	28,480

	9,963,633	9,963,633
Less: accumulated amortization	3,071,201	2,738,718

Net	6,892,432	7,224,915
Other identifiable intangible assets — indefinite lived	5,707,073	4,207,073

	$12,599,505	$11,431,988

Accumulated amortization consists of the following:

	September 30, 2009	March 31, 2009
Definite life brands	$132,218	$126,552
Trademarks	114,243	97,652
Rights	2,475,953	2,201,462
Product development	2,600	—
Patents	346,187	313,052

Accumulated amortization	$3,071,201	$2,738,718

NOTE 7 — RESTRICTED CASH
At September 30, and March 31, 2009, the Company had €512,091 or $747,228 (translated at the September 30, 2009 exchange rate) and €512,132 or $676,403 (translated at the March 31, 2009 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility.
NOTE 8 — NOTES PAYABLE AND CAPITAL LEASE

	September 30,	March 31,
	2009	2009
Notes payable consist of the following:
Credit facilities	$6,152	$118,122
Note payable (A)	—	300,000
Note payable (B)	844,541	—

	850,693	418,122
Capital leases	—	928

Total	$850,693	$419,050

(A)	In May 2009, the Company exchanged its 3% note payable in the principal amount of $300,000, plus accrued but unpaid interest of $14,275, for 200,000 shares of common stock valued at $44,000. The Company recorded a pre-tax non-cash gain on the exchange of the note of $270,275 in the quarter ended June 30, 2009.

(B)	In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note (the “Note”) in the aggregate principal amount of $1,094,541. The Note is secured by the Betts & Scholl inventory acquired by the Company under a security agreement. The Note provides for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, the applicable federal rate on the acquisition date, compounded quarterly. The Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note. At September 30, 2009, $423,479 and $421,062 of principal due on the Note is included in current and long-term liabilities, respectively.
NOTE 9 — EQUITY
Common stock — In September 2009, the Company issued to the sellers an aggregate of 7,142,858 shares of Company common stock as partial consideration for the Betts & Scholl asset acquisition. These shares may not be sold or transferred for a period of six months from the date of issuance.
Treasury stock — In May 2009, the Company repurchased 1,000,000 shares of its common stock in a private transaction at a cost of $0.18 per share. At September 30, 2009, these shares were held as treasury stock.
NOTE 10 — STOCK-BASED COMPENSATION
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

As established, there were 2,000,000 shares of common stock reserved and available for distribution under the Plan. In January 2009, the Company’s stockholders approved an amendment to the Plan to increase the number of shares available under the Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of September 30, 2009, 8,196,528 shares remain available for issuance under the Plan.
A summary of the options outstanding under the Plan is as follows:

	Six months ended September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	3,555,975	$2.57	1,617,625	$6.37
Granted	425,000	0.33	555,700	0.30
Forfeited	(756,075)	5.31	(178,500)	6.56

Outstanding at end of period	3,224,900	$1.63	1,994,825	$4.66

Exercisable at end of period	1,069,900	$4.27	866,300	$7.02

Weighted average fair value of grants during period		$0.11		$0.15

The following table summarizes options outstanding and exercisable at September 30, 2009:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	value
$0.01 — $0.50	2,554,900	8.91	399,900	$0.21	$79,980
$1.01 — $2.00	68,000	8.34	68,000	1.82	—
$5.01 — $6.00	243,500	4.59	243,500	5.97	—
$6.01 — $7.00	17,000	7.49	17,000	6.36	—
$7.01 — $8.00	194,000	6.17	194,000	7.57	—
$8.01 — $9.00	147,500	6.57	147,500	9.00	—

	3,224,900	8.53	1,069,900	$4.27	$79,980

Restricted Stock Grants — On December 16, 2008, the Company’s Compensation Committee approved the grant of restricted common stock in lieu of cash retention payments under the retention agreements dated June 15, 2008 between the Company and three of its executive officers. These executive officers received a total of 578,572 shares of restricted common stock. The restricted stock vests in two equal annual installments on each anniversary of the grant date. At September 30, 2009, none of the restricted stock had vested.
The fair value of each award under the Plan is estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility and the volatility of a peer group of companies over the expected life of the option as the Company does not have enough history trading as a public company to calculate its own stock price volatility. The expected term and vesting of the options represents the estimated period of time until exercise. For the three and six months ended September 30, 2008, the expected term and vesting of the options was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the three and six months ended September 30, 2009, the expected term was determined using the simplified method available under current guidance, as the Company has had significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. Current authoritative guidance also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.
The fair value of options and restricted stock at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

September 30, 2009
Risk-free interest rate	2.75% - 3.08%
Expected option life in years	6.25
Expected stock price volatility	65%
Expected dividend yield	0%
B.	Warrants — The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
		Per
	Warrants	Warrant
Warrants outstanding and exercisable, March 31, 2009	2,198,314	$6.88

Granted	—	—
Exercised	—	—
Expired	(116,500)	8.00

Warrants outstanding and exercisable, September 30, 2009	2,081,814	$6.82

NOTE 11 — COMMITMENTS AND CONTINGENCIES
A.	The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2014, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Irish Distillers may terminate this agreement at the end of its term in 2014. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2010, the Company has contracted to purchase approximately €995,000 in bulk Irish whiskey. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company subleases office space in New York, NY, and leases office space in Dublin, Ireland, and Houston, TX. The New York, NY lease commenced on January 1, 2009 and extends through April 29, 2010. The Dublin office lease commenced on March 1, 2009 and extends through November 30, 2013. The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2010. The Company has also entered into non-cancelable operating leases for certain office equipment.
NOTE 12 — CONCENTRATIONS
A.	Credit Risk — The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of September 30, 2009 and March 31, 2009, the Company exceeded the insured limit by approximately $2,302,577 and $4,434,000, respectively.

B.	Customers — Sales to three customers accounted for approximately 50.4% and 46.5% of the Company’s revenues for the three months ended September 30, 2009 and 2008, respectively, (of which one customer accounted for 34.7% and 26.4%, respectively, of total sales). Sales to three customers accounted for approximately 50.6% and 51.9% of the Company’s revenues for the six months ended September 30, 2009 and 2008, respectively, (of which one customer accounted for 34.9% and 34.8%, respectively, of total sales). Sales to three customers accounted for approximately 51.6% and 30.8% of accounts receivable at September 30, 2009 and March 31, 2009, respectively.
NOTE 13 — GEOGRAPHIC INFORMATION
The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are vodka, rum, liqueurs, whiskey and tequila. The Company reports its operations in two geographic areas: International and United States.
The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the percentage of consolidated revenue and consolidated assets from the U.S. and foreign countries.

	For the three months ended September 30,
	2009		2008
Consolidated Revenue:
International	$1,026,722	11.8%	$1,755,320	23.6%
United States	7,680,847	88.2%	5,675,780	76.4%

Total Consolidated Revenue	$8,707,569	100%	$7,431,100	100%

Consolidated Depreciation and Amortization:
International	$21,533	9.0%	$22,277	9.1%
United States	206,007	91.0%	222,075	90.9%

Total Consolidated Depreciation and Amortization	$227,360	100%	$244,352	100%

Income tax benefit:
United States	$37,038	100%	$37,038	100%

Consolidated Revenue by category:

	For the three months ended September 30,
	2009		2008
Rum	$2,707,389	31.1%	$2,396,183	32.3%
Liqueurs	2,371,342	27.2%	2,040,700	27.5%
Vodka	1,614,770	18.6%	1,576,913	21.2%
Whiskey	1,534,645	17.6%	1,236,576	16.6%
Tequila	162,471	1.9%	—	—%
Other*	316,952	3.6%	180,728	2.4%

Total Consolidated Revenue	$8,707,569	100%	$7,431,100	100%

	For the six months ended September 30,
	2009		2008
Consolidated Revenue:
International	$1,908,410	13.1%	$2,969,928	22.3%
United States	12,653,385	86.9%	10,352,567	77.7%

Total Consolidated Revenue	$14,561,795	100%	$13,322,495	100%

Consolidated Depreciation and Amortization:
International	$42,412	9.5%	$45,177	9.3%
United States	404,320	90.5%	442,682	90.7%

Total Consolidated Depreciation and Amortization	$446,732	100%	$487,859	100%

Income tax benefit:
United States	$74,076	100%	$74,076	100%

Consolidated Revenue by category:
Rum	$4,974,595	34.2%	$4,533,607	34.1%
Liqueurs	3,410,093	23.4%	3,554,659	26.7%
Vodka	2,844,130	19.5%	2,790,722	20.9%
Whiskey	2,460,470	16.9%	2,135,927	16.0%
Tequila	339,406	2.3%	—	—%
Other*	533,101	3.7%	307,580	2.3%

Total Consolidated Revenue	$14,561,795	100%	$13,322,495	100%

	September 30, 2009		March 31, 2009
Consolidated Assets:
International	$4,119,772	11.5%	$4,370,907	12.0%
United States	31,856,759	88.5%	31,984,351	88.0%

Total Consolidated Assets	$35,976,531	100.0%	$36,355,258	100%

*	Includes related non-beverage alcohol products.
NOTE 14 — SUBSEQUENT EVENTS
The Company has evaluated subsequent events that occurred through November 13, 2009, the date on which the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop and market premium brands in the following beverage alcohol categories: vodka, rum, whiskey, liqueurs and tequila and fine wine. We distribute these spirits in all 50 U.S. states and the District of Columbia, in nine primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Italy, Sweden and the Duty Free markets, and in a number of other countries in continental Europe. We market the following brands, among others, Boru® vodka, Pallini® liqueurs, Gosling’s Rum® , Clontarf® Irish Whiskey, Knappogue Castle Whiskey® , Jefferson’sTM , Jefferson’s Reserve® and Sam Houston® bourbons, TierrasTM tequila and Betts & SchollTM wines.
     Our objective is to continue building a distinctive portfolio of global premium spirits and wine brands. We have shifted our focus from a volume-oriented approach to a profit-centric focus. To achieve this, we continue to seek to:
•	increase revenues from existing brands. We are focusing our existing distribution relationships, sales expertise and targeted marketing activities to concentrate on our more profitable brands by expanding our domestic and international distribution relationships to increase the mutual benefits of concentrating on our most profitable brands, while continuing to achieve brand recognition and growth and gain additional market share for our brands within retail stores, bars and restaurants, and thereby with end consumers;

•	improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This has included restructurings and personnel reductions throughout our company. We further intend to map, analyze and redesign our purchasing and supply systems to reduce costs in our current operations and achieve profitability in future operations;

•	selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and wine portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock; and

•	cost containment. We have taken significant steps over the past twelve months to reduce our costs, resulting in a decrease in selling expense and general and administrative expense of 30.2% and 34.8%, respectively, for the six months ended September 30, 2009 as compared to the comparable prior year period. These steps included: reducing staff in both the U.S. and international operations; restructuring our international distribution system; changing distributor relationships in certain markets; restructuring the Gosling-Castle Partners, Inc. working relationship; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs, including professional fees, insurance, occupancy and other overhead costs. Efforts to further reduce expenses continue.
     The success of our efforts is reflected in our operating results as our loss from operations improved $4.7 million, or 60.8%, for the six months ended September 30, 2009 from the comparable prior year period. As result of our continued cost containment efforts, our focus on our more profitable brands and markets, the expected organic growth of our existing brands, the success of our recently-released Tierras Tequila and Jefferson’s Presidential Select bourbon and our newly-created Fine Wine Division, we anticipate continued improved results of operations as we move towards profitability.
Recent Events
     In September 2009, we acquired the assets of Betts & Scholl LLC, a premium wine maker formed in 2003 by Master Sommelier Richard Betts and Dennis Scholl. In the transaction, we issued to the sellers a total of 7.14 million shares of our common stock and approximately $1.1 million of notes, of which $0.25 million was paid at closing. Dennis Scholl has joined our Board of Directors, where he serves as an independent director, and Richard Betts has joined us as a Vice President and head of our newly-formed Fine Wine Division.

The Fine Wine Division has been created to market and sell a select portfolio of premium wines from around the world. As part of our fine wine strategy, we will seek to recruit and represent the wines of a small number of premium, like-minded brand owners and wineries. The goal is to establish enough high quality wine expressions to provide a reasonable offering to customers. At the same time, however, we expect to limit the number of brands so each brand receives the attention it deserves. The division will take advantage of our existing infrastructure, including our distribution system.
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
     Where in this quarterly report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2009, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2009, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars were €1.00 = U.S. $1.45917 (equivalent to U.S. $1.00 = €0.68532) for Euros and £1.00 = U.S. $1.59221 (equivalent to U.S. $1.00 = £0.62806) for British Pounds.
     These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.
Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2009, as amended, which we refer to as our 2009 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.
Financial performance overview
     The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric:

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Cases
United States	67,351	57,511	115,228	106,448
International	18,944	27,596	32,735	45,968

Total	86,295	85,107	147,963	152,416

Vodka	29,818	31,723	52,352	57,265
Rum	27,591	26,787	50,599	49,512
Liqueurs	19,533	17,138	28,775	29,787
Whiskey	8,765	9,459	15,023	15,852
Tequila	588	—	1,214	—

Total	86,295	85,107	147,963	152,416

Percentage of Cases
United States	78.0%	67.6%	77.9%	69.8%
International	22.0%	32.4%	22.1%	30.2%

Total	100.0%	100.0%	100.0%	100.0%

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Vodka	34.6%	37.3%	35.4%	37.6%
Rum	32.0%	31.5%	34.2%	32.5%
Liqueurs	22.6%	20.1%	19.4%	19.5%
Whiskey	10.1%	11.1%	10.2%	10.4%
Tequila	0.7%	0.0%	0.8%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations
     The table below sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0%	68.4%	63.8%	67.8%

Gross profit	34.0%	31.6%	36.2%	32.2%

Selling expense	27.8%	52.1%	35.0%	54.8%
General and administrative expense	15.8%	28.9%	18.9%	31.7%
Depreciation and amortization	2.6%	3.3%	3.1%	3.7%

Loss from operations	(12.2)%	(52.7)%	(20.8)%	(58.0)%

Other income	0.0%	0.1%	0.0%	0.2%
Other expense	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Foreign exchange gain (loss)	6.2%	(24.5)%	10.8%	(14.4)%
Interest income (expense), net	0.1%	(7.1)%	0.2%	(7.8)%
Gain on exchange of 3% note payable	0.0%	0.0%	1.9%	0.0%
Income tax benefit	0.4%	0.5%	0.5%	0.6%

Net loss	(5.6)%	(84.0)%	(7.5)%	(79.6)%

Net loss attributable to noncontrolling interests	0.2%	1.4%	0.4%	1.3%

Net loss attributable to common stockholders	(5.4)%	(82.5)%	(7.1)%	(78.3)%

Three months ended September 30, 2009 compared with three months ended September 30, 2008
     Net sales. Net sales increased 17.2% to $8.7 million for the three months ended September 30, 2009 when compared to $7.4 million for the three months ended September 30, 2008. Our U.S. case sales as a percentage of total case sales increased to 78.0% during the three months ended September 30, 2009 as compared to 67.6% during the comparable prior year period. U.S. net sales increased to $7.7 million for the three months ended September 30, 2009 from $5.7 million for the comparable prior year period, including $0.2 million in revenue from sales of our Tierras Tequila (launched in February 2009) and $0.4 million in revenue from sales of our Jefferson’s Presidential Select bourbon (launched in August 2009). The growth in U.S. sales reflects the momentum across most of our portfolio.
     The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(1,905)	1,549	(6.0)%	7.8%
Rum	804	2,565	3.0%	13.2%
Whiskey	(694)	1,494	(7.3)%	61.7%
Liqueurs	2,395	3,644	14.0%	23.1%
Tequila	588	588	0.0%	0.0%

Total	1,188	9,840	(0.7)%	16.1%

Our international case sales and revenue decreased during the three months ended September 30, 2009 as evidenced by a 31.4% reduction in case sales when compared to the comparable prior year period. This decrease was due to our continued efforts to focus on our more profitable brands and markets, difficult market conditions in most markets, particularly Ireland, Northern Ireland, Great Britain and Italy and the effects of the restructuring of our international operations.
     Gross profit. Gross profit increased 26.1% to $3.0 million during the three months ended September 30, 2009 from $2.3 million during the comparable prior year period, while our gross margin increased to 34.0% during the three months ended September 30, 2009 compared to 31.6% for the comparable prior year period. During the three months ended September 30, 2009 and 2008, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.1 million and $0.03 million, respectively. We recorded these reversals as we were able to sell certain goods included in the allowance recorded during previous fiscal years. We recorded the reversals as a decrease in cost of sales. Absent the reversal of the allowance, our gross profit was $2.9 million and $2.3 million during the three months ended September 30, 2009 and 2008, respectively, and our gross margin was 33.3% and 31.3% during the three months ended September 30, 2009 and 2008, respectively.
     Selling expense. Selling expense decreased 37.6% to $2.4 million for the three months ended September 30, 2009 from $3.9 million for the comparable prior year period. This decrease in selling expense was attributable to our continued cost containment efforts, including a decrease in advertising, marketing and promotion expense of $0.8 million for the three months ended September 30, 2009 compared to the comparable prior year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $0.8 million for the three months ended September 30, 2009 against the comparable prior year period. As a result of our continued cost containment efforts, selling expense as a percentage of net sales decreased to 27.8% for the three months ended September 30, 2009 as compared to 52.1% for the comparable prior year period.
     General and administrative expense. General and administrative expense decreased 35.9% to $1.4 million for the three months ended September 30, 2009 when compared to $2.1 million for the comparable prior year period. General and administrative staff reductions resulted in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $0.5 million in the current period against the comparable prior year period. A decrease of $0.1 million in occupancy and related costs was due to our ongoing cost containment efforts. As a result, general and administrative expense as a percentage of net sales decreased to 15.8% for the three months ended September 30, 2009 as compared to 28.9% for comparable prior year period.
     Depreciation and amortization. Depreciation and amortization expense was $0.2 million during each of the three months ended September 30, 2009 and September 30, 2008.
     Loss from operations. As a result of the foregoing, our loss from operations improved $2.8 million to ($1.1) million for the three months ended September 30, 2009 from ($3.9) million in the comparable prior year period. As a result of our continued cost containment efforts, our focus on our more profitable brands and markets, and expected organic growth of our brands, we anticipate continued improved results of operations in the near term as compared to prior-year periods, although there is no assurance that we will attain such results.
     Foreign exchange gain (loss). Foreign exchange gain during the three months ended September 30, 2009 was $0.5 million as compared to a loss of ($1.8) million during the three months ended September 30, 2008 due to the weakening of the U.S. dollar against the Euro and the British Pound and its effect on our Euro- and British Pound-denominated intercompany loans to our foreign subsidiaries.
     Interest income (expense), net. We had interest income, net of $0.01 million during the three-month period ended September 30, 2009 compared to interest expense, net of ($0.5) million during the comparable prior year period. We eliminated this expense by converting and exchanging all of our senior notes and convertible subordinated notes for equity.

     Net loss attributable to noncontrolling interests. As described in the Note 1K to our accompanying condensed consolidated financial statements, we have separately presented “Net loss attributable to noncontrolling interests” on the accompanying condensed consolidated statements of operations. Net loss attributable to noncontrolling interests during the three months ended September 30, 2009 and 2008 amounted to a credit of $0.01 million and $0.1 million, respectively, which was the result of allocated losses recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss attributable to common stockholders. As a result of the net effects of the foregoing, net loss attributable to common stockholders for the three months ended September 30, 2009 improved 92.3% to ($0.5) million from ($6.1) million for the three months ended September 30, 2008. Net loss per common share, basic and diluted, was ($0.00) per share for the three-month period ended September 30, 2009 as compared to ($0.39) per share for the comparable prior-year period. Net loss per common share basic and diluted was positively affected by the increase in common shares outstanding resulting from the common stock issued in connection with the October 2008 series A preferred stock transaction and the issuance of common stock in connection with the September 2009 Betts & Scholl acquisition.
Six months ended September 30, 2009 compared with six months ended September 30, 2008
     Net sales. Net sales increased 9.3% to $14.6 million for the six months ended September 30, 2009 as compared to $13.3 million for the six months ended September 30, 2008. Our U.S. case sales as a percentage of total case sales increased to 77.9% during the six months ended September 30, 2009 as compared to 69.8% during the comparable prior year period. U.S. net sales increased to $12.7 million for the six months ended September 30, 2009 from $10.4 million for the comparable prior year period, including $0.4 million in revenue from sales of Tierras Tequila and $0.4 million in revenue from sales of Jefferson’s Presidential Select bourbon. The growth in U.S. sales reflects the momentum of most of our portfolio in the U.S., particularly for Gosling’s rums.
     The table below presents the increase or decrease, as applicable, in case sales by product category for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(4,913)	298	(8.6)%	0.8%
Rum	1,087	4,821	2.2%	13.2%
Whiskey	(829)	1,451	(5.2)%	30.8%
Liqueurs	(1,012)	997	(3.4)%	3.6%
Tequila	1,214	1,214	0.0%	0.0%

Total	(4,453)	8,781	(2.9)%	8.2%

Our international case sales and revenue decreased during the six months ended September 30, 2009 as evidenced by a 28.8% reduction in case sales when compared to the comparable prior-year period. This decrease was due to our continued efforts to focus on our more profitable brands and markets, difficult market conditions in most markets, particularly Ireland, Northern Ireland, Great Britain and Italy and the effects of the restructuring of our international operations.
     Gross profit. Gross profit increased 22.9% to $5.3 million during the six months ended September 30, 2009 from $4.3 million during the comparable prior-year period, while our gross margin increased to 36.2% during the six months ended September 30, 2009 compared to 32.2% for the comparable prior-year period. During the six months ended September 30, 2009 and 2008, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.5 million and $0.1 million, respectively. We recorded these reversals because we were able to sell certain goods included in the allowance recorded during previous fiscal years. We recorded the reversals as a decrease in cost of sales. Absent the reversals of the allowance, our gross profit was $3.8 million and $4.2 million during each of the six months ended September 30, 2009 and September 30, 2008 and our gross margin was 28.4% and 31.6%, respectively.
     Selling expense. Selling expense decreased 30.2% to $5.1 million for the six months ended September 30, 2009 from $7.3 million for the comparable prior-year period. This decrease in selling expense was attributable to our continued cost containment efforts, including a decrease in advertising, marketing and promotion expense of $1.0 million for the six months ended September 30, 2009 compared to the comparable prior-year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $1.4 million for the six months ended September 30, 2009 compared to the comparable prior-year period. As a result of our continued

cost containment efforts, selling expense as a percentage of net sales decreased to 35.0% for the six months ended September 30, 2009 as compared to 54.8% for the comparable prior-year period.
     General and administrative expense. General and administrative expense decreased 34.8% to $2.7 million for the six months ended September 30, 2009 as compared to $4.2 million in the comparable prior-year period. General and administrative staff reductions resulted in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $1.0 million for the six months ended September 30, 2009 against the comparable prior year period. A decrease of $0.3 million in professional fees was due to our ongoing cost containment efforts. As a result, general and administrative expense as a percentage of net sales decreased to 18.9% for the six months ended September 30, 2009 as compared to 31.7% for comparable prior-year period.
     Depreciation and amortization. Depreciation and amortization expense was $0.5 million during each of the six months ended September 30, 2009 and September 30, 2008.
     Loss from operations. As a result of the foregoing, our loss from operations improved $4.7 million, or 60.8%, to ($3.0) million for the six months ended September 30, 2009 from ($7.7) million for the comparable prior year period. As a result of our continued cost containment efforts, our focus on our more profitable brands and markets, and expected organic growth of our brands, we anticipate continued improved results of operations in the near term as compared to prior-year periods, although there is no assurance that we will attain such results.
     Foreign exchange gain (loss). Foreign exchange gain during the six months ended September 30, 2009 was $1.6 million as compared to a loss of ($1.9) million during the six months ended September 30, 2008 due to the weakening of the U.S. dollar against the Euro and the British Pound and its effect on our Euro- and British Pound-denominated intercompany loans to our foreign subsidiaries.
     Interest income (expense), net. We had interest income, net of $0.03 million during the six-month period ended September 30, 2009 compared to interest expense, net of ($1.0) million during the comparable prior year period. We eliminated this expense by converting and exchanging all of our senior notes and convertible subordinated notes for equity.
     Gain on exchange of 3% note payable. In May 2009, we exchanged our outstanding 3% note by issuing common stock. This resulted in a pre-tax, non-cash gain of $0.3 million for the six-month period ended September 30, 2009.
     Net loss attributable to noncontrolling interests. As described in Note 1K to our accompanying condensed consolidated financial statements, we have separately presented “Net loss attributable to noncontrolling interests” on the accompanying condensed consolidated statements of operations. Net loss attributable to noncontrolling interests during the six months ended September 30, 2009 and 2008 amounted to a credit of $0.1 million and $0.2 million, respectively, which was the result of allocated losses recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss attributable to common stockholders. As a result of the net effects of the foregoing, net loss attributable to common stockholders for the six months ended September 30, 2009 improved 90.1% to ($1.0) million from ($10.4) million for the six months ended September 30, 2008. Net loss per common share, basic and diluted, was ($0.01) per share for the six month period ended September 30, 2009 as compared to ($0.67) per share for the comparable prior-year period. Net loss per common share basic and diluted was positively affected by the increase in common shares outstanding resulting from the common stock issued in connection with the October 2008 series A preferred stock transaction and the issuance of common stock in connection with the September 2009 Betts & Scholl, LLC acquisition.
Liquidity and capital resources
     Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three and six months ended September 30, 2009, we had a net loss of $0.5 million and $1.1 million, respectively, and used cash of $1.1 million and $4.2 million in operating activities, respectively. As of September 30, 2009, we had an accumulated deficit of $110.3 million.
     In October 2008, we completed a $15.0 million private placement of our series A preferred stock with certain investors. In connection with the transaction, substantially all of the holders of Castle Brands (USA) Inc.’s 9% senior secured notes, in the principal amount of $9.7 million plus accrued but unpaid interest, and all holders of our 6% convertible notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into shares of series A preferred stock. Each share of series A preferred stock automatically converted into common stock, as set forth in the certificate of designation of the series A preferred stock, when we amended our charter in the last quarter of fiscal 2009. In May 2009, we exchanged the remaining 9% senior secured notes, which had been amended so that, among other things, the interest rate was reduced to 3%, payable at maturity, in the principal amount of $300,000, plus accrued but unpaid interest of $14,275, for 200,000 shares of our common stock. The closing of the cash investment and the conversion or exchange of our debt should provide us with sufficient funds to execute our planned operations for at least the next twelve months.
     In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of $1,094,541. The note is secured under a security agreement by the Betts & Scholl inventory acquired. The note provides for an initial payment of $250,000 and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, compounded quarterly. The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.
     As of September 30, 2009, we had stockholders’ equity of $25.2 million and working capital of $13.3 million, compared to $26.0 million and $15.8 million, respectively, as of March 31, 2009.
     As of September 30, 2009, we had cash and cash equivalents and short-term investments of approximately $2.8 million, as compared to $7.7 million as of March 31, 2009. The decrease is primarily attributable to the funding of our operations for the six months ended September 30, 2009. At September 30, 2009, we also had approximately $0.7 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.
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
     We continue to implement a plan supporting the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We are also taking a systematic approach to expense reduction, seeking improvements in routes to market and containing production costs to improve cash flows.
Cash flows
     The following table summarizes our primary sources and uses of cash during the periods presented:

	Six months ended
	September 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,249)	$(4,644)
Investing activities	1,386	4,066
Financing activities	(500)	(95)

Effect of foreign currency translation	1	(26)

Net decrease in cash and cash equivalents	$(3,412)	$(699)

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
     During the six months ended September 30, 2009, net cash used in operating activities was $4.2 million, consisting primarily of a net loss of $1.1 million, a decrease in allowance for obsolete inventories of $0.5 million, an increase in accounts receivable of $1.5 million, a decrease in accounts payable and accrued expenses of $1.2 million, a gain on the conversion of debt of $0.3 million and the effects of changes in foreign exchange of $1.9 million. These uses of cash were partially offset by a $0.4 million decrease in inventories, a $1.1 million increase in due to related parties and depreciation and amortization expense of $0.4 million.
     During the six-months ended September 30, 2008, net cash used in operating activities was $4.6 million, consisting primarily of losses from operations of $10.4 million and an increase in prepaid expenses of $0.4 million. These uses of cash were offset, in part, by a decrease in accounts receivable of $1.4 million, increases in accounts payable and accrued expenses and due to related parties of $1.2 million and $0.4 million, respectively, and by non-cash charges for depreciation and amortization and stock-based compensation expense of $0.5 million and $0.4 million, respectively, and the non-cash effects of changes in foreign currency rate of $1.7 million.
     Investing activities. We fund operating activities primarily with cash and short-term investments. Net cash provided by investing activities was $1.4 million during the six months ended September 30, 2009, representing net proceeds from the sale of certain short-term investments.
     Net cash provided by investing activities was $4.1 million during the six-months ended September 30, 2008, representing net proceeds from the sale of certain short-term investments
     Financing activities. Net cash used in financing activities during the six months ended September 30, 2009 was $0.5 million, consisting of the repayment of $0.1 million to a bank in Ireland under our revolving credit facility, the repayment of $0.3 million on the Betts & Scholl note and $0.2 million for the repurchase of our common stock.
     Net cash used in financing activities during the six-months ended September 30, 2008 was $0.1 million, represented by net proceeds from bank facility notes payable of our Ireland subsidiary.
Recent accounting standards issued and adopted.
     We discuss recently issued and adopted accounting standards in the “Accounting standards adopted” and “Recent accounting pronouncements” sections of Note 1 of the “Notes to Condensed Consolidated Financial Statements” in the accompanying condensed consolidated financial statements.
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
Item 6. Exhibits

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of September 21, 2009, by and between Castle Brands Inc. and Betts & Scholl, LLC (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on September 22, 2009).

4.1	Secured Non-negotiable Promissory Note, dated as of September 21, 2009, made by Castle Brands Inc. in favor of Betts & Scholl, LLC (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on September 22, 2009).

4.2	Security Agreement, dated as of September 21, 2009, by and between Castle Brands Inc. and Betts & Scholl, LLC (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on September 22, 2009).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 14, 2008).

10.2	Amendment No. 2 to Bottling and Services Agreement, dated as of July 23, 2009, by and between Terra Limited and Castle Brands Spirits Company Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 29, 2009). Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the SEC.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.
By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 13, 2009