Form 10-Q
period 2009-12-31
Castle Brands Inc
filed 2010-02-16
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32849
CASTLE BRANDS INC.
(Exact name of registrant as specified in its charter)

Florida	41-2103550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 4700,	10168
New York, New York	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Company had 107,982,107 shares of $0.01 par value common stock outstanding at February 12, 2010.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$938,005	$4,011,777
Short-term investments	707,273	3,661,437
Accounts receivable — net of allowance for doubtful accounts of $610,874 and $529,256	6,776,754	6,857,267
Due from affiliates	1,320	74,295
Inventories— net of allowance for obsolete and slow moving inventory of $330,691 and $1,355,159	9,584,038	8,169,667
Prepaid expenses and other current assets	755,652	719,700

Total Current Assets	18,763,042	23,494,143

Equipment — net	523,425	605,065
Other Assets
Intangible assets — net of accumulated amortization of $3,253,936 and $2,738,718	11,852,669	11,431,988
Goodwill	964,215	—
Restricted cash	738,705	676,403
Other assets	112,659	147,659

Total Assets	$32,954,715	$36,355,258

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable and capital leases	$424,543	$119,050
Accounts payable	2,872,587	3,791,096
Accrued expenses	944,545	2,511,833
Due to stockholders and affiliates	1,587,232	1,290,501

Total Current Liabilities	5,828,907	7,712,480

Long-Term Liabilities
Notes payable	538,084	300,000
Deferred tax liability	2,147,950	2,259,064

Total Liabilities	8,514,941	10,271,544

Commitments and Contingencies (Note 11)	—	—

Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—

Equity
Common stock, $.01 par value, 225,000,000 shares authorized, 108,955,207 shares issued and 107,955,207 shares outstanding at December 31, 2009 and 101,612,349 shares issued and outstanding at March 31, 2009, respectively	1,089,552	1,016,123
Additional paid-in capital	135,601,422	133,576,957
Treasury stock at cost, 1,000,000 shares at December 31, 2009 and none at March 31, 2009	(180,000)	—
Accumulated deficit	(110,501,994)	(109,234,310)
Accumulated other comprehensive (loss) income	(1,623,317)	642,907

Total common stockholders’ equity	24,435,663	26,001,677

Noncontrolling interests	54,111	82,037

Total equity	24,489,774	26,083,714

Total Liabilities and Equity	$32,954,715	$36,355,258

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Sales, net*	$7,490,526	$6,912,185	$22,052,321	$20,234,680
Cost of sales*	4,924,823	4,754,560	14,219,977	13,793,173

Gross profit	2,565,703	2,157,625	7,832,344	6,441,507

Selling expense	2,265,354	3,960,445	7,363,067	11,263,894
General and administrative expense	1,308,248	2,952,799	4,057,956	7,171,196
Depreciation and amortization	240,774	240,020	687,506	727,879

Loss from operations	(1,248,673)	(4,995,639)	(4,276,185)	(12,721,462)

Other income	—	31,590	145	56,974
Other expense	(26,376)	(9,841)	(48,057)	(38,053)
Foreign exchange gain (loss)	628,436	(940,981)	2,212,933	(2,861,969)
Interest income (expense), net	1,408	(526,363)	28,265	(1,560,607)
Gain on sale of intangible asset	405,900	—	405,900	—
Gain on exchange of note payable	—	4,173,716	270,275	4,173,716
Income tax benefit	37,038	37,038	111,114	111,114

Net loss	(202,267)	(2,230,480)	(1,295,610)	(12,840,287)
Net (income) loss attributable to noncontrolling interests	(34,963)	(8,062)	27,926	166,103

Net loss attributable to common stockholders	$(237,230)	$(2,238,542)	$(1,267,684)	$(12,674,184)

Net loss per common share, basic and diluted, attributable to common stockholders	$(0.00)	$(0.14)	$(0.01)	$(0.81)

Weighted average shares used in computation, basic and diluted, attributable to common stockholders	107,955,207	15,629,776	103,623,882	15,629,776

*	Sales, net and Cost of sales include excise taxes of $1,146,624 and $1,068,649 for the three months ended December 31, 2009 and 2008, respectively, and $3,851,410 and $3,173,839 for the nine months ended December 31, 2009 and 2008, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Interests	Equity
BALANCE, MARCH 31, 2009	101,612,349	$1,016,123	$133,576,957	$—	$(109,234,310)	$642,907	$82,037	$26,083,714

Comprehensive loss
Net loss					(1,267,684)		(27,926)	(1,295,610)
Foreign currency translation adjustment						(2,266,224)		(2,266,224)

Total comprehensive loss								(3,561,834)

Exchange of 3% note payable, including interest (net of gain on conversion of $270,275)	200,000	2,000	42,000					44,000
Repurchase of common stock now held as treasury stock				(180,000)				(180,000)
Issuance of common stock in connection with Betts & Scholl, LLC asset acquisition	7,142,858	71,429	1,857,143					1,928,572
Stock-based compensation			125,322					125,322

BALANCE, DECEMBER 31, 2009	108,955,207	$1,089,552	$135,601,422	$(180,000)	$(110,501,994)	$(1,623,317)	$54,111	$24,439,774

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,295,610)	$(12,840,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	687,506	727,879
Gain on sale of intangible asset	(405,900)	—
Provision for doubtful accounts	46,398	61,222
Amortization of deferred financing costs	—	474,493
Deferred tax benefit	(111,114)	(111,114)
Effect of changes in foreign exchange	(2,383,647)	2,651,764
Stock-based compensation expense	125,321	1,625,939
Provision for obsolete inventories	(589,930)	(252,241)
Non-cash interest charge	—	350,981
Gain on exchange of note payable	(270,275)	(4,173,716)
Changes in operations, assets and liabilities:
Accounts receivable	170,964	(335,890)
Due from affiliates	73,767	(13,719)
Inventory	406,589	479,948
Prepaid expenses and supplies	(29,630)	14,905
Other assets	35,000	—
Accounts payable and accrued expenses	(2,669,678)	2,342,323
Due to related parties	254,891	325,535

Total adjustments	(4,709,738)	4,168,309

NET CASH USED IN OPERATING ACTIVITIES	(5,955,348)	(8,671,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(63,092)	(111,881)
Acquisition of intangible assets	—	(21,536)
Proceeds from sale of intangible asset	500,000	—
Payments under contingent consideration agreements	(65,643)	—
Increase in other assets	—	(112,659)
Short-term investments — net	2,954,164	580,138

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,325,429	334,062

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities — net	(127,263)	(88,784)
Note payable — Betts & Scholl	(355,406)	—
Note payable — Goslings Export (Bermuda) Limited	223,492	—
Payments of obligations under capital leases	(928)	(3,164)
Increase in restricted cash	(4,673)	(8,613)
Proceeds from promissory note	—	2,000,000
Issuance of Series A Preferred Stock	—	13,000,000
Payments for costs of Series A Preferred Stock Issuance	—	(1,820,750)
Repurchase of common stock now held as treasury stock	(180,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(444,778)	13,078,689

EFFECTS OF FOREIGN CURRENCY TRANSLATION	926	(65,408)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,073,772)	4,675,365

CASH AND CASH EQUIVALENTS — BEGINNING	4,011,777	1,552,385

CASH AND CASH EQUIVALENTS — ENDING	$938,005	$6,227,750

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Exchange of $314,275 of the 3% note payable, including all outstanding interest by issuance of common stock for $44,000 in May 2009	$314,275	$—
Acquisition of Betts & Scholl, LLC assets by issuance of common stock in September 2009	$1,928,572	$—
Acquisition of Betts & Scholl, LLC assets by issuance of net note payable in September 2009	$844,541	$—
Exchange of 9% senior notes, including all accrued interest, by issuance of Series A Preferred Stock	$—	$10,020,100
Exchange of 6% convertible subordinated notes, including all accrued interest, by issuance of Series A Preferred Stock	$—	$9,045,000
Conversion of promissory note	$—	$2,002,778

Interest paid	$10,689	$1,307,163
See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The unaudited condensed consolidated balance sheet as of March 31, 2009 is derived from the March 31, 2009 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2009 included in the Company’s annual report on Form 10-K for the year ended March 31, 2009, as amended (“2009 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2009 Form 10-K for additional disclosures and a description of accounting policies.
A.	Description of business and business combination — The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), and its wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and its 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of fine spirit brands of vodka, whiskey, rums, tequila, liqueurs and wines in the United States, Canada, Europe, Latin America and the Caribbean. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported from Europe into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

D.	Impairment of long-lived assets — Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

E.	Treasury stock — Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares will be credited or charged to additional paid-in capital using the average-cost method.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

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

Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Also, the Company has funded the continuing operations of the international subsidiaries. The Company previously considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830. As such, at each balance sheet date, the Euro denominated intercompany balances included on the books of the foreign subsidiaries were restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss. In November 2009, in order to improve the liquidity of the foreign subsidiaries, the Company decided to eliminate $17,481,169 in intercompany balances by converting such balances into an additional investment in the subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of the investments in the foreign subsidiaries will be included in other comprehensive income.

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

The Company has not recognized any adjustments for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of December 31, 2009.

The Company’s income tax benefit for the three and nine months ended December 31, 2009 and 2008 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight line basis. For the three-month and nine-month periods ended December 31, 2009 and 2008, the Company recognized $37,038 and $111,114 of deferred tax benefits, respectively.

J.	Accounting standards adopted — In June 2009, the ASC was issued. The ASC is the source of authoritative GAAP to be applied by nongovernmental entities. The ASC is effective for financials statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the ASC is non-authoritative. The adoption of the ASC did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company implemented this standard for the quarter ended June 30, 2009. For the quarter ended December 31, 2009, the Company has evaluated subsequent events through the date the financial statements were issued on February 12, 2010.

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
K.	Reclassifications — In accordance with the authoritative guidance the Company adopted on April 1, 2009, the Company has presented and disclosed noncontrolling interests in its unaudited condensed consolidated financial statements. Specifically, the Company:
•	reclassified $82,037 of noncontrolling interests at April 1, 2009 in GCP to a separate line within total equity;

•	recorded $8,062 of net income and $166,103 of net loss attributable to noncontrolling interests in a separate line on the unaudited condensed consolidated statements of operations after net loss to arrive at net loss attributable to common stockholders for the three and nine months ended December 31, 2008, respectively;

•	recorded $34,963 of net income and $27,926 of net loss attributable to noncontrolling interests for the three and nine months ended December 31, 2009, respectively, in a separate line on the unaudited condensed consolidated statement of equity; and

•	included $8,062 of net income and $166,103 of net loss attributable to noncontrolling interests in the net loss in the unaudited condensed consolidated statements of cash flows for the three and nine months ended December 31, 2008, respectively.
L.	Recent accounting pronouncements — In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance will be effective for the Company on April 1, 2010. The Company is evaluating the impact the implementation of the guidance will have on its results of operations, cash flows or financial condition.

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
NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and contingent conversion of debentures outstanding. In computing diluted net loss per share for the three and nine months ended December 31, 2009 and 2008, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible debentures is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	Nine months ended December 31,
	2009	2008
Series A Preferred Stock	—	85,403,988
Stock options	3,224,900	1,994,825
Warrants to purchase stock	2,016,814	2,198,314
Convertible debentures	—	1,192,380

Total	5,241,714	90,789,507

NOTE 3 — SHORT-TERM INVESTMENTS
The following is a summary of the Company’s short-term investments that are classified as available-for-sale securities:

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
December 31, 2009
Money market accounts	$707,273	$—	$707,273

Total	$707,273	$—	$707,273

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
March 31, 2009
Money market accounts	$1,001,320	$—	$1,001,320
Certificates of deposit	2,660,117	—	2,660,117

Total	$3,661,437	$—	$3,661,437

The Company’s investments have been classified within Level 1 of ASC 825 and are reported at fair value.

NOTE 4 — INVENTORIES

	December 31,	March 31,
	2009	2009
Raw materials	$2,865,928	$2,048,398
Finished goods	6,718,110	6,121,269

Total	$9,584,038	$8,169,667
As of December 31, 2009 and March 31, 2009, 37% and 61%, respectively, of raw materials and 4% and 6%, respectively, of finished goods were located outside of the United States.
The Company recorded reversals of its allowance for obsolete and slow moving inventory of $84,660 and $139,822 during the three months ended December 31, 2009 and 2008, respectively, and $589,930 and $252,241 during the nine months ended December 31, 2009 and 2008, respectively. These reversals were recorded as the Company was able to sell certain of the goods included in the allowance recorded during previous fiscal years. The reversals were recorded as a reduction in cost of sales.
Inventories are stated at the lower of weighted average cost or market.
NOTE 5 — ACQUISITIONS AND DIVESTITURES
Acquisition of Betts & Scholl, LLC assets
On September 21, 2009, the Company, through its subsidiary CB-USA, acquired the assets of Betts & Scholl, LLC (“Betts & Scholl”), a premium wine maker formed in 2003 by Master Sommelier Richard Betts and Dennis Scholl. Pursuant to an asset purchase agreement, the Company issued to the sellers a total of 7,142,858 shares of the Company’s common stock. Also, the Company issued $1,094,541 in notes (of which $250,000 was paid at closing) for inventory, which consisted of finished goods and raw materials. As a result of the purchase price allocation, the Company recorded goodwill of $898,572, which has been revised from the goodwill of $482,572, which the Company initially recorded based on a preliminary purchase price allocation done as of September 30, 2009. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of intangible assets acquired have been supported by a third party valuation based on weighted average cost of capital vs. return on invested capital. The fair values allocated to the acquired Betts & Scholl net tangible and intangible assets are as follows: inventory of $1,094,541 and trade names, assembled workforce, and supplier and customer relationships of $1,030,000. The trade names have been determined to have indefinite useful lives and accordingly, consistent with authoritative guidance, no amortization will be recorded in the Company’s consolidated statement of operations. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The customer relationships are being amortized on a straight-line basis over a period of ten years. The operating results of the Betts & Scholl business are reflected in the accompanying unaudited condensed consolidated financial statements from the date of acquisition and were not material.
Acquisition of McLain & Kyne
On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, pursuant to a stock purchase agreement. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and issued 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company will also pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of the acquired business through March 31, 2011. As of March 31, 2009, no such earn-out payments had been earned. For the nine months ended December 31, 2009, $65,643 was earned. The earn-out payments have been recorded as an increase to goodwill.
Sale of Sam Houston bourbon brand
In November 2009, the Company sold its Sam Houston bourbon brand and related inventory for $500,000 and $40,000, respectively. This sale of the Sam Houston bourbon brand resulted in a reduction in other identifiable intangible assets of $94,100 and a gain of $405,900 and is shown as a gain on sale of intangible asset on the accompanying unaudited condensed consolidated statement of operations.
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended December 31, 2009 were as follows:

Amount
Balance as of March 31, 2009	$—
Payments under McLain and Kyne agreement	65,643
Acquisition of Betts & Scholl assets	898,572

Balance as of December 31, 2009	$964,215

Intangible assets consist of the following:

	December 31,	March 31,
	2009	2009
Definite life brands	$170,000	$170,000
Trademarks	479,248	479,248
Rights	8,271,555	8,271,555
Distributor relationships	664,000	—
Product development	20,350	20,350
Patents	994,000	994,000
Other	28,480	28,480

	10,627,633	9,963,633
Less: accumulated amortization	3,253,936	2,738,718

Net	7,373,697	7,224,915
Other identifiable intangible assets — indefinite lived	4,478,972	4,207,073

	$11,852,669	$11,431,988

Accumulated amortization consists of the following:

	December 31,	March 31,
	2009	2009
Definite life brands	$135,052	$126,552
Trademarks	122,538	97,652
Rights	2,613,941	2,201,462
Product development	3,053	—
Patents	379,352	313,052

Accumulated amortization	$3,253,936	$2,738,718

NOTE 7 — RESTRICTED CASH
At December 31, and March 31, 2009, the Company had €515,416 or $738,705 (translated at the December 31, 2009 exchange rate) and €512,132 or $676,403 (translated at the March 31, 2009 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility.
NOTE 8 — NOTES PAYABLE AND CAPITAL LEASE

	December 31,	March 31,
	2009	2009
Notes payable consist of the following:
Credit facilities	$—	$118,122
Note payable (A)	—	300,000
Note payable (B)	739,135	—
Note payable (C)	223,492	—

	962,627	418,122
Capital leases	—	928

Total	$962,627	$419,050

(A)	In May 2009, the Company exchanged its 3% note payable in the principal amount of $300,000, plus accrued but unpaid interest of $14,275, for 200,000 shares of common stock valued at $44,000. The Company recorded a pre-tax non-cash gain on the exchange of the note of $270,275 in the quarter ended June 30, 2009.

(B)	In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note (the “Note”) in the aggregate principal amount of $1,094,541. The Note is secured by the Betts & Scholl inventory acquired by the Company under a security agreement. The Note provides for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, the applicable federal rate on the acquisition date, compounded quarterly. The Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note. At December 31, 2009, $424,543 and $314,592 of principal due on the Note is included in current and long-term liabilities, respectively.

(C)	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principle amount of $211,580 to Goslings Export (Bermuda) Limited (“GXB”) in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008. At December 31, 2009, $223,492, consisting of $211,580 of principal and $11,912 of accrued interest, due on the GCP Note is included in long-term liabilities.
NOTE 9 — EQUITY
Common stock — In September 2009, the Company issued to the sellers an aggregate of 7,142,858 shares of Company common stock as partial consideration for the Betts & Scholl asset acquisition. These shares may not be sold or transferred for a period of six months from the date of issuance.
Treasury stock — In May 2009, the Company repurchased 1,000,000 shares of its common stock in a private transaction at a cost of $0.18 per share. At December 31, 2009, these shares were held as treasury stock.
NOTE 10 — STOCK-BASED COMPENSATION
A.	Stock Incentive Plan — In July 2003, the Company implemented the 2003 Stock Incentive Plan (the “Plan”), which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. Stock option grants under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four or five year period and expire ten years after the grant date.

As established, there were 2,000,000 shares of common stock reserved and available for distribution under the Plan. In January 2009, the Company’s stockholders approved an amendment to the Plan to increase the number of shares available under the Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of December 31, 2009, 8,196,528 shares remain available for issuance under the Plan.
A summary of the options outstanding under the Plan is as follows:

	Nine months ended December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	3,555,975	$2.57	1,617,625	$6.37
Granted	425,000	0.33	555,700	0.30
Forfeited	(756,075)	5.31	(178,500)	6.56

Outstanding at end of period	3,224,900	$1.63	1,994,825	$4.66

Exercisable at end of period	1,069,900	$4.27	1,994,825	$4.66

Weighted average fair value of grants during period		$0.11		$2.20

The following table summarizes options outstanding and exercisable at December 31, 2009:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	value
$0.01 — $0.50	2,554,900	8.94	399,900	$0.21	$51,987
$1.01 — $2.00	68,000	8.09	68,000	1.82	—
$5.01 — $6.00	243,500	4.34	243,500	5.97	—
$6.01 — $7.00	17,000	7.24	17,000	6.36	—
$7.01 — $8.00	194,000	5.92	194,000	7.57	—
$8.01 — $9.00	147,500	6.32	147,500	9.00	—

	3,224,900	8.26	1,069,900	$4.27	$79,980

No options were granted during the three months ended December 31, 2009. Stock based compensation expense from options for the three months ended December 31, 2009 and 2008 amounted to $15,827 and $1,208,136, respectively, and $43,960 and $1,625,939, for the nine months ended December 31, 2009 and 2008, respectively.
Since no options were exercised, the Company did not recognize any related tax benefit for the nine months ended December 31, 2009 and 2008.
Restricted Stock Grants — On December 16, 2008, the Company’s Compensation Committee approved the grant of restricted common stock in lieu of cash retention payments under the retention agreements dated June 15, 2008 between the Company and three of its executive officers. These executive officers received a total of 578,572 shares of restricted common stock. The restricted stock vests in two equal installments on February 11, 2010 and 2011. At December 31, 2009, none of the restricted stock had vested.
The fair value of each award under the Plan is estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility and the volatility of a peer group of companies over the expected life of the option. The expected term and vesting of the options represents the estimated period of time until exercise. For the three and nine months ended December 31, 2008, the expected term and vesting of the options was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the three and nine months ended December 31, 2009, the expected term was determined using the simplified method available under current guidance, as the Company has had significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. Current authoritative guidance also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.
The fair value of options and restricted stock at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

December 31, 2009
Risk-free interest rate	2.75% — 3.08%
Expected option life in years	6.25
Expected stock price volatility	65%
Expected dividend yield	0%
Stock based compensation expense from restricted stock for the three months ended December 31, 2009 and 2008 amounted to $27,120 and $0, respectively, and $81,361 and $0, for the nine months ended December 31, 2009 and 2008, respectively.

B.	Warrants — The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
		Per
	Warrants	Warrant
Warrants outstanding and exercisable, March 31, 2009	2,198,314	$6.88

Expired	(181,500)	8.00

Warrants outstanding and exercisable, December 31, 2009	2,016,814	$6.78

NOTE 11 — COMMITMENTS AND CONTINGENCIES
A.	The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2014, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Irish Distillers may terminate this agreement at the end of its term in 2014. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2010, the Company has contracted to purchase approximately €960,000 in bulk Irish whiskey, of which approximately €565,000 has been purchased through December 31, 2009. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company subleases office space in New York, NY, and leases office space in Dublin, Ireland, and Houston, TX. The New York, NY lease commenced on January 1, 2009 and extends through April 29, 2010 and calls for monthly payments of $19,975. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and calls for monthly payments of €1,394 or $1,998 (translated at the December 31, 2009 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2011 and calls for monthly payments of $1,778. The Company has also entered into non-cancelable operating leases for certain office equipment.

C.	In December 2009, the Company entered into a $2.5 million revolving credit agreement (the “Credit Agreement”) with, among others, Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal stockholder of the Company, Vector Group Ltd., a principal stockholder of the Company, Lafferty Ltd., a principal stockholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a Company director, Mark Andrews, the Company’s Chairman, and Richard J. Lampen, the Company’s Interim President and Chief Executive Officer. Under the Credit Agreement, the Company may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Any borrowings under the Credit Agreement will mature on April 1, 2013 and will bear interest at a rate of 11% per annum, payable quarterly. The Credit Agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note to be issued under the Credit Agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the Credit Agreement without penalty. The note is secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a Security Agreement. As of December 31, 2009, no amounts have been drawn under the Credit Agreement.
NOTE 12 — CONCENTRATIONS
A.	Credit Risk — The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of December 31, 2009 and March 31, 2009, the Company exceeded the insured limit by approximately $1,311,207 and $4,434,000, respectively.

B.	Customers — Sales to three customers accounted for approximately 43.1% and 42.3% of the Company’s revenues for the three months ended December 31, 2009 and 2008, respectively, (of which one customer accounted for 31.8% and 31.5%, respectively, of total sales). Sales to three customers accounted for approximately 44.5% and 41.6% of the Company’s revenues for the nine months ended December 31, 2009 and 2008, respectively, (of which one customer accounted for 31.5% and 29.0%, respectively, of total sales). Sales to three customers accounted for approximately 36.8% and 30.8% of accounts receivable at December 31, 2009 and March 31, 2009, respectively.

NOTE 13 — GEOGRAPHIC INFORMATION
The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are vodka, rum, liqueurs, whiskey, tequila and wine. The Company reports its operations in two geographic areas: International and United States.
The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the percentage of consolidated revenue, consolidated depreciation and amortization, consolidated income tax benefit, consolidated revenue by category and consolidated assets from the U.S. and foreign countries.

	For the three months ended December 31,
	2009		2008
Consolidated Revenue:
International	$1,431,247	19.1%	$1,677,387	24.3%
United States	6,059,279	80.9%	5,234,798	75.7%

Total Consolidated Revenue	$7,490,526	100%	$6,912,185	100%

Consolidated Depreciation and Amortization:
International	$21,490	8.9%	$20,130	8.4%
United States	219,284	91.1%	219,890	91.6%

Total Consolidated Depreciation and Amortization	$240,774	100%	$240,020	100%

Income tax benefit:
United States	$37,038	100%	$37,038	100%

Consolidated Revenue by category:
Rum	$2,134,876	28.5%	$2,168,587	31.4%
Liqueurs	2,097,431	28.0%	1,473,385	21.3%
Vodka	1,065,276	14.2%	1,510,176	21.8%
Whiskey	1,812,346	24.2%	1,636,253	23.7%
Tequila	89,367	1.2%	—	—%
Wine	150,550	2.0%	—	—%
Other*	140,679	1.9%	123,784	1.8%

Total Consolidated Revenue	$7,490,526	100%	$6,912,185	100%

		For the nine months ended December 31,
	2009		2008
Consolidated Revenue:
International	$3,339,657	15.1%	$4,647,315	23.0%
United States	18,712,664	84.9%	15,587,365	77.0%

Total Consolidated Revenue	$22,052,321	100%	$20,234,680	100%

Consolidated Depreciation and Amortization:
International	$63,902	9.3%	$65,308	9.0%
United States	623,604	90.7%	662,571	91.0%

Total Consolidated Depreciation and Amortization	$687,506	100%	$727,879	100%

Income tax benefit:
United States	$111,114	100%	$111,114	100%

Consolidated Revenue by category:
Rum	$7,109,472	32.2%	$6,702,194	33.2%
Liqueurs	5,507,523	25.0%	5,028,044	24.8%
Vodka	3,909,406	17.7%	4,300,897	21.3%
Whiskey	4,272,817	19.4%	3,772,181	18.6%
Tequila	428,773	1.9%	—	—%
Wine	150,550	0.7%	—	—%
Other*	673,780	3.1%	431,364	2.1%

Total Consolidated Revenue	$22,052,321	100%	$20,234,680	100%

	December 31, 2009		March 31, 2009
Consolidated Assets:
International	$3,850,814	11.7%	$4,370,907	12.0%
United States	29,103,901	88.3%	31,984,351	88.0%

Total Consolidated Assets	$32,954,715	100.0%	$36,355,258	100%

*	Includes related non-beverage alcohol products.

NOTE 14 — SUBSEQUENT EVENTS
Reincorporation — At the Company’s 2009 annual stockholders meeting on February 4, 2010, the stockholders approved the Company’s reincorporation from Delaware to Florida by merging the Company into its wholly-owned subsidiary, Castle Brands (Florida) Inc. The reincorporation in the State of Florida was effective as of February 9, 2010. As a result of the reincorporation, the legal domicile of the Company is now Florida. The reincorporation did not result in any change to the Company’s name, ticker symbol, CUSIP number, business, management, executive officers, assets, liabilities or net worth.
The Company has evaluated subsequent events that occurred through February 12, 2010, the date on which the financial statements were issued.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop and market premium brands in the following beverage alcohol categories: vodka, rum, whiskey, liqueurs, tequila and wine. We distribute these spirits in all 50 U.S. states and the District of Columbia, in nine primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Italy, Sweden and the Duty Free markets, and in a number of other countries in continental Europe. We market the following brands, among others, Boru® vodka, Pallini® liqueurs, Gosling’s Rum®, Clontarf® Irish Whiskey, Knappogue Castle Whiskey®, Jefferson’sTM and Jefferson’s Reserve® bourbons, TierrasTM tequila and Betts & SchollTM wines.
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

•	cost containment. We have taken significant steps over the past twelve months to reduce our costs, resulting in a decrease in selling expense and general and administrative expense of 34.6% and 43.4%, respectively, for the nine months ended December 31, 2009 as compared to the comparable prior-year period. These steps included: reducing staff in both the U.S. and international operations; restructuring our international distribution system; changing distributor relationships in certain markets; restructuring the Gosling-Castle Partners, Inc. working relationship; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs, including professional fees, insurance, occupancy and other overhead costs. Efforts to further reduce expenses continue.
     The success of our efforts is reflected in our operating results as our loss from operations improved $8.5 million, or 66.8%, for the nine months ended December 31, 2009 from the comparable prior-year period. As result of our continued cost containment efforts, our focus on our more profitable brands and markets, the expected organic growth of our existing brands, the success of our recently-released Tierras tequila and Jefferson’s Presidential Select bourbon and our newly-created Fine Wine Division, we anticipate continued improved results of operations as we move towards profitability.
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
     In December 2009, we acquired a rare stock of aged bourbon which will supply our currently forecasted supply needs for Jefferson’s and Jefferson’s Reserve very small batch Kentucky bourbons on favorable terms. To concentrate our efforts on the Jefferson’s bourbons, which have experienced double digit growth during the past year, we divested our Sam Houston bourbon brand and existing inventory for $0.5 million and $0.04 in cash, respectively. We expect the bourbon category to be an area for continued growth. We believe that the Jefferson’s brand has strong potential to develop an avid following among bourbon connoisseurs.
Currency Translation
     The functional currencies for our foreign operations are the Euro in Ireland and continental Europe and the British Pound in the United Kingdom. With respect to our unaudited condensed consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Previously, gains or losses resulting from foreign currency transactions, including balances due from funding our international subsidiaries, were included in other income (expenses). In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of the investments in our foreign subsidiaries will be included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830. As such, at each balance sheet date, we restated the Euro denominated intercompany balances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.
     Where in this quarterly report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2009, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2009, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars were € 1.00 = U.S. $1.43322 (equivalent to U.S. $1.00 = € 0.69768) for Euros and £1.00 = U.S. $1.59257 (equivalent to U.S. $1.00 = £0.62783) for British Pounds.
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
Financial performance overview
     The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Cases
United States	52,355	53,393	167,583	156,745
International	21,045	26,491	53,780	72,459

Total	73,400	79,884	221,363	229,204

Vodka	20,675	28,371	73,027	82,539
Rum	22,782	23,156	73,381	72,669
Liqueurs	18,294	14,392	47,069	44,179
Whiskey	10,727	13,965	25,750	29,817
Tequila	299	—	1,513	—
Wine	623	—	623	—

Total	73,400	79,884	221,363	229,204

Percentage of Cases
United States	71.3%	66.8%	75.7%	68.8%
International	28.7%	33.2%	24.3%	31.2%

Total	100.0%	100.0%	100.0%	100.0%

Vodka	28.2%	34.5%	33.0%	36.5%
Rum	31.1%	29.0%	33.1%	31.3%
Liqueurs	24.9%	18.0%	21.3%	19.0%
Whiskey	14.6%	18.5%	11.6%	13.2%
Tequila	0.4%	0.0%	0.7%	0.0%
Wine	0.8%	0.0%	0.3%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations
     The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.7%	68.8%	64.5%	68.2%

Gross profit	34.3%	31.2%	35.5%	31.8%

Selling expense	29.6%	57.3%	33.2%	55.7%
General and administrative expense	17.5%	42.7%	18.3%	35.4%
Depreciation and amortization	3.2%	3.5%	3.1%	3.6%

Loss from operations	(16.0)%	(72.3)%	(19.1)%	(62.9)%

Other income	0.0%	0.4%	0.0%	0.3%
Other expense	(0.4)%	(0.1)%	(0.2)%	(0.2)%
Foreign exchange gain (loss)	8.5%	(13.6)%	10.0%	(14.0)%
Interest income (expense), net	0.0%	(7.6)%	0.1%	(7.7)%
Gain on exchange of note payable	0.0%	60.4%	1.3%	20.6%
Gain on sale of intangible asset	5.4%	0.0%	1.8%	0.0%
Income tax benefit	0.5%	0.5%	0.5%	0.5%

Net loss	(2.0)%	(32.3)%	(5.6)%	(63.4)%

Net loss attributable to noncontrolling interests	(0.5)%	(0.1)%	0.1%	0.8%

Net loss attributable to common stockholders	(2.5)%	(32.4)%	(5.5)%	(62.6)%

Three months ended December 31, 2009 compared with three months ended December 31, 2008
     Net sales. Net sales increased 8.4% to $7.5 million for the three months ended December 31, 2009 when compared to $6.9 million for the three months ended December 31, 2008. Our U.S. case sales as a percentage of total case sales increased to 71.3% during the three months ended December 31, 2009 as compared to 66.8% during the comparable prior-year period. U.S. net sales increased to $6.1 million for the three months ended December 31, 2009 from $5.2 million for the comparable prior-year period, including $0.1 million in revenue from sales of our Tierras tequila (launched in February 2009), $0.2 million in revenue from sales of our Jefferson’s Presidential Select bourbon (launched in August 2009) and $0.2 million in revenue from the sales of our Betts & Scholl wines (acquired in September 2009). The growth in U.S. sales reflects the momentum of most of our portfolio in the U.S.
     The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(7,696)	(5,885)	(27.1)%	(30.1)%
Rum	(374)	(348)	(1.6)%	(2.1)%
Whiskey	(3,238)	565	(23.2)%	15.3%
Liqueurs	3,902	3,708	27.1%	27.5%
Tequila	299	299	0.0%	0.0%
Wine	623	623	0.0%	0.0%

Total	(6,484)	(1,038)	(8.1)%	(1.9)%

Our international case sales and revenue decreased during the three months ended December 31, 2009 as evidenced by a 20.6% reduction in case sales when compared to the comparable prior-year period. This decrease was due to our continued efforts to focus on our more profitable brands and markets, difficult market conditions in most markets, particularly Ireland, Northern Ireland, Great Britain and Italy and the effects of the restructuring of our international operations.
     Gross profit. Gross profit increased 18.9% to $2.6 million during the three months ended December 31, 2009 from $2.2 million during the comparable prior-year period, while our gross margin increased to 34.3% during the three months ended December 31, 2009 compared to 31.2% for the comparable prior-year period. During each of the three months ended December 31, 2009 and 2008, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.1 million. We recorded these reversals as we were able to sell certain goods included in the allowance recorded during previous fiscal years. We recorded the reversals as a decrease in cost of sales. Absent the reversal of the allowance, our gross profit was $2.1 million and $2.0 million during the three months ended December 31, 2009 and 2008, respectively, and our gross margin was 33.1% and 29.2% during the three months ended December 31, 2009 and 2008, respectively.
     Selling expense. Selling expense decreased 44.1% to $2.2 million for the three months ended December 31, 2009 from $4.0 million for the comparable prior-year period. This decrease in selling expense was attributable to our continued cost containment efforts, including a decrease in advertising, marketing and promotion expense of $0.8 million for the three months ended December 31, 2009 compared to the comparable prior-year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $1.0 million for the three months ended December 31, 2009 against the comparable prior-year period, which prior-year period included $0.2 million in severance charges and $0.5 million in stock-based compensation expense. As a result of our continued cost containment efforts, selling expense as a percentage of net sales decreased to 29.6% for the three months ended December 31, 2009 as compared to 57.3% for the comparable prior-year period.
     General and administrative expense. General and administrative expense decreased 55.7% to $1.6 million for the three months ended December 31, 2009 when compared to $3.0 million for the comparable prior-year period. General and administrative staff reductions resulted in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $1.5 million in the current period against the comparable prior-year period, which prior-year period included $0.6 million in severance charges and $0.7 million in stock-based compensation expense. Decreases of $0.1 million in occupancy and insurance expense, respectively, were due to our ongoing cost containment efforts. As a result, general and administrative expense as a percentage of net sales decreased to 17.5% for the three months ended December 31, 2009 as compared to 42.7% for comparable prior-year period.
     Depreciation and amortization. Depreciation and amortization expense was $0.2 million during each of the three months ended December 31, 2009 and December 31, 2008.
     Loss from operations . As a result of the foregoing, our loss from operations improved $3.8 million to ($1.2) million for the three months ended December 31, 2009 from ($5.0) million in the comparable prior-year period. As a result of our continued cost containment efforts, our focus on our more profitable brands and markets, and expected organic growth of our brands, we anticipate continued improved results of operations in the near term as compared to prior-year periods, although there is no assurance that we will attain such results.
     Foreign exchange gain (loss). Foreign exchange gain during the three months ended December 31, 2009 was $0.6 million as compared to a loss of ($0.9) million during the three months ended December 31, 2008 due to the weakening of the U.S. dollar against the Euro and the British Pound and its effect on our Euro- and British Pound-denominated intercompany advances to our foreign subsidiaries. In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of the investments in our foreign subsidiaries will be included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830. As such, at each balance sheet date, we restated the Euro denominated intercompany balances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.
     Interest income (expense), net. We had interest income, net of $0.01 million during the three-month period ended December 31, 2009 compared to interest expense, net of ($0.5) million during the comparable prior-year period. We eliminated this expense by converting and exchanging all of our senior notes and convertible subordinated notes for equity. In December 2009, we entered into a $2.5 million revolving credit agreement as described below in “Liquidity and Capital Resources.” We anticipate that from time to time over the next three years we may borrow up to the full limit of our credit facility to fund operations, inventory requirements and potential acquisition opportunities. These borrowings would result in additional interest expense in future periods.
     Gain on sale of intangible asset. In November 2009, we sold our Sam Houston bourbon brand to a third party for $0.5 million in cash. This sale resulted in a gain of $0.4 million.
     Gain on exchange of note payable. In October 2008, we exchanged our outstanding 6% convertible subordinated notes by issuing common stock. This resulted in a pre-tax, non-cash gain of $4.2 million for the three-month period ended December 31, 2008.
     Net (income) loss attributable to noncontrolling interests. As described in the Note 1K to our accompanying unaudited condensed consolidated financial statements, we have separately presented “Net loss attributable to noncontrolling interests” on the accompanying unaudited condensed consolidated statements of operations. Net loss attributable to noncontrolling interests during the three months ended December 31, 2009 and 2008 amounted to a debit of $0.03 million and $0.01 million, respectively, which was the result of allocated income recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss attributable to common stockholders. As a result of the net effects of the foregoing, net loss attributable to common stockholders for the three months ended December 31, 2009 improved 91.6% to ($0.2) million from ($2.2) million for the three months ended December 31, 2008. Net loss per common share, basic and diluted, was ($0.00) per share for the three-month period ended December 31, 2009 as compared to ($0.14) per share for the comparable prior-year period. Net loss per common share basic and diluted was positively affected by the increase in common shares outstanding resulting from the common stock issued in connection with the October 2008 series A preferred stock transaction and the September 2009 Betts & Scholl acquisition.
Nine months ended December 31, 2009 compared with nine months ended December 31, 2008
     Net sales. Net sales increased 9.0% to $22.1 million for the nine months ended December 31, 2009 as compared to $20.2 million for the nine months ended December 31, 2008. Our U.S. case sales as a percentage of total case sales increased to 75.7% during the nine months ended December 31, 2009 as compared to 68.8% during the comparable prior-year period. U.S. net sales increased to $18.7 million for the nine months ended December 31, 2009 from $15.6 million for the comparable prior-year period, including $0.4 million in revenue from sales of Tierras tequila, $0.6 million in revenue from sales of Jefferson’s Presidential Select bourbon and $0.2 million in revenue from sales of our Betts & Scholl wines. The growth in U.S. sales reflects the momentum of most of our portfolio in the U.S., particularly for our Jefferson’s bourbons, Gosling’s rums and Pallini Limoncello.
     The table below presents the increase or decrease, as applicable, in case sales by product category for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Vodka	(9,512)	(2,491)	(11.5)%	(4.6)%
Rum	712	4,473	1.0%	8.4%
Whiskey	(4,066)	2,016	(13.6)%	24.0%
Liqueurs	2,890	4,705	6.5%	11.5%
Tequila	1,513	1,513	0.0%	0.0%
Wine	623	623	0.0%	0.0%

Total	(7,840)	10,839	(3.4)%	6.9%

Our international case sales and revenue decreased during the nine months ended December 31, 2009 as evidenced by a 25.8% reduction in case sales when compared to the comparable prior-year period. This decrease was due to our continued efforts to focus on our more profitable brands and markets, difficult market conditions in most markets, particularly Ireland, Northern Ireland, Great Britain and Italy and the effects of the restructuring of our international operations.
     Gross profit. Gross profit increased 21.6% to $7.8 million during the nine months ended December 31, 2009 from $6.4 million during the comparable prior-year period, while our gross margin increased to 35.5% during the nine months ended December 31, 2009 compared to 31.8% for the comparable prior-year period. During the nine months ended December 31, 2009 and 2008, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.6 million and $0.3 million, respectively. We recorded these reversals because we were able to sell certain goods included in the allowance recorded during previous fiscal years. We recorded the reversals as a decrease in cost of sales. Absent the reversals of the allowance, our gross profit was $7.2 million and $6.2 million during each of the nine months ended December 31, 2009 and December 31, 2008 and our gross margin was 32.8% and 30.6%, respectively.
     Selling expense. Selling expense decreased 35.1% to $7.3 million for the nine months ended December 31, 2009 from $11.3 million for the comparable prior-year period. This decrease in selling expense was attributable to our continued cost containment efforts, including a decrease in advertising, marketing and promotion expense of $1.8 million for the nine months ended December 31, 2009 compared to the comparable prior-year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $2.4 million for the nine months ended December 31, 2009 compared to the comparable prior-year period, which prior-year period included $0.2 million in severance charges and $0.5 million in stock-based compensation expense. As a result of our continued cost containment efforts, selling expense as a percentage of net sales decreased to 33.2% for the nine months ended December 31, 2009 as compared to 55.7% for the comparable prior-year period
     General and administrative expense. General and administrative expense decreased 43.4% to $4.1 million for the nine months ended December 31, 2009 as compared to $7.2 million in the comparable prior-year period. General and administrative staff reductions resulted in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $2.7 million for the nine months ended December 31, 2009 against the comparable prior-year period, which prior-year period included $0.6 million in severance charges and $0.7 million in stock-based compensation expense. A decrease of $0.2 million in professional fees and decreases of $0.1 million in occupancy and insurance expense, respectively, were due to our ongoing cost containment efforts. As a result, general and administrative expense as a percentage of net sales decreased to 18.4% for the nine months ended December 31, 2009 as compared to 35.4% for the comparable prior-year period.
     Depreciation and amortization. Depreciation and amortization expense was $0.7 million during each of the nine months ended December 31, 2009 and December 31, 2008.
     Loss from operations. As a result of the foregoing, our loss from operations improved $8.5 million, or 66.8%, to ($4.2) million for the nine months ended December 31, 2009 from ($12.7) million for the comparable prior-year period. As a result of our continued cost containment efforts, our focus on our more profitable brands and markets, and expected organic growth of our brands, we anticipate continued improved results of operations in the near term as compared to prior-year periods, although there is no assurance that we will attain such results.
     Foreign exchange gain (loss). Foreign exchange gain during the nine months ended December 31, 2009 was $2.2 million as compared to a loss of ($2.9) million during the nine months ended December 31, 2008 due to the weakening of the U.S. dollar against the Euro and the British Pound and its effect on our Euro- and British Pound-denominated intercompany advances to our foreign subsidiaries. In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of the investments in our foreign subsidiaries will be included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830. As such, at each balance sheet date, we restated the Euro denominated intercompany balances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.
     Interest income (expense), net. We had interest income, net of $0.03 million during the nine-month period ended December 31, 2009 compared to interest expense, net of ($1.6) million during the comparable prior-year period. We eliminated this expense by converting and exchanging all of our senior notes and convertible subordinated notes for equity. In December 2009, we entered into a $2.5 million revolving credit agreement as described below in “Liquidity and Capital Resources.” We anticipate that from time to time over the next three years we may borrow up to the full limit of our credit facility to fund operations, inventory requirements and potential acquisition opportunities. These borrowings would result in additional interest expense in future periods.
     Gain on sale of intangible asset. In November 2009, we sold our Sam Houston bourbon brand to a third party for $0.5 million in cash. This sale resulted in a gain of $0.4 million.
     Gain on exchange of note payable. In May 2009, we exchanged our outstanding 3% note by issuing common stock. This resulted in a pre-tax, non-cash gain of $0.3 million for the nine-month period ended December 31, 2009. In October 2008, we exchanged our outstanding 6% convertible subordinated notes by issuing common stock. This resulted in a pre-tax, non-cash gain of $4.2 million for the three-month period ended December 31, 2008.
     Net loss attributable to noncontrolling interests. As described in Note 1K to our accompanying unaudited condensed consolidated financial statements, we have separately presented “Net loss attributable to noncontrolling interests” on the accompanying unaudited condensed consolidated statements of operations. Net loss attributable to noncontrolling interests during the nine months ended

December 31, 2009 and 2008 amounted to a credit of $0.03 million and $0.2 million, respectively, which was the result of allocated losses recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.
     Net loss attributable to common stockholders. As a result of the net effects of the foregoing, net loss attributable to common stockholders for the nine months ended December 31, 2009 improved 90.3% to ($1.2) million from ($12.7) million for the nine months ended December 31, 2008. Net loss per common share, basic and diluted, was ($0.01) per share for the nine-month period ended December 31, 2009 as compared to ($0.81) per share for the comparable prior-year period. Net loss per common share basic and diluted was positively affected by the increase in common shares outstanding resulting from the common stock issued in connection with the October 2008 series A preferred stock transaction and the September 2009 Betts & Scholl, LLC acquisition.
Liquidity and capital resources
     Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three and nine months ended December 31, 2009, we had a net loss of $0.2 million and $1.2 million, respectively, and used cash of $1.8 million and $6.0 million in operating activities, respectively. As of December 31, 2009, we had an accumulated deficit of $110.5 million.
     In December 2009, we entered into a $2.5 million revolving credit agreement (the “Credit Agreement”) with, among others, Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal stockholder of ours, Vector Group Ltd., a principal stockholder of ours, Lafferty Ltd., a principal stockholder of ours, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of ours, Mark Andrews, our Chairman, and Richard J. Lampen, our Interim President and Chief Executive Officer. Under the Credit Agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Any borrowings under the Credit Agreement will mature on April 1, 2013 and will bear interest at a rate of 11% per annum, payable quarterly. The Credit Agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note to be issued under the Credit Agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the Credit Agreement without penalty. The note is secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a Security Agreement.
     In October 2008, we completed a $15.0 million private placement of our series A preferred stock with certain investors. In connection with the transaction, substantially all of the holders of Castle Brands (USA) Inc.’s 9% senior secured notes, in the principal amount of $9.7 million plus accrued but unpaid interest, and all holders of our 6% convertible notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into shares of series A preferred stock. Each share of series A preferred stock automatically converted into common stock, as set forth in the certificate of designation of the series A preferred stock, when we amended our charter in the last quarter of fiscal 2009. In May 2009, we exchanged the remaining 9% senior secured notes, which had been amended so that, among other things, the interest rate was reduced to 3%, payable at maturity, in the principal amount of $0.3 million, plus accrued but unpaid interest of $14,275, for 200,000 shares of our common stock.
     Our current cash and working capital and the funds available to us under the Credit Agreement, should provide us with sufficient funds to execute our planned operations for at least the next twelve months. We anticipate that from time to time over the next three years we may borrow up to the full limit of our credit facility to fund operations, inventory requirements and potential acquisition opportunities.
     In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of $1.1 million. The note is secured under a security agreement by the Betts & Scholl inventory acquired. The note provides for an initial payment of $0.25 million and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, compounded quarterly. The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.
     As of December 31, 2009, we had stockholders’ equity of $24.4 million and working capital of $13.0 million, compared to $26.0 million and $15.8 million, respectively, as of March 31, 2009.
     As of December 31, 2009, we had cash and cash equivalents and short-term investments of approximately $1.6 million, as compared to $7.7 million as of March 31, 2009. The decrease is primarily attributable to the funding of our operations for the nine months ended December 31, 2009. At December 31, 2009, we also had approximately $0.7 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

     The following may result in a material decrease in our liquidity over the near-to-mid term:
•	continued significant levels of cash losses from operations;

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	our ability to maintain and improve our relationships with our distributors and our routes to market;

•	our ability to procure raw materials at a favorable price to support our level of sales;

•	potential acquisition of additional brands; and

•	expansion into new markets and within existing markets in the United States and internationally.
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
Cash flows
     The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended
	December 31,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,955)	$(8,672)
Investing activities	3,325	334
Financing activities	(445)	13,078
Effect of foreign currency translation	1	(65)

Net (decrease) increase in cash and cash equivalents	$(3,074)	$4,675

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
     During the nine months ended December 31, 2009, net cash used in operating activities was $6.0 million, consisting primarily of a net loss of $1.2 million, a gain on the sale of intangible assets of $0.4, a decrease in allowance for obsolete inventories of $0.6 million, a decrease in accounts payable and accrued expenses of $2.7 million, a gain on the conversion of debt of $0.3 million and the effects of changes in foreign exchange of $2.4 million. These uses of cash were partially offset by a $0.4 million decrease in inventories, a $0.3 million increase in due to related parties and depreciation and amortization expense of $0.7 million.
     During the nine months ended December 31, 2008, net cash used in operating activities was ($8.7) million, consisting primarily of losses from our operations of ($12.7) million and an increase in accounts receivable of ($0.3) million and a non-cash gain on the exchange of our 6% convertible subordinated notes of ($4.2) million. These uses of cash were offset, in part, by a decrease in inventories of $0.5 million, increases in accounts payable and accrued expenses and due to related parties of $2.1 million and

$0.3 million, respectively, by non-cash charges for depreciation and amortization and stock-based compensation expense of $0.7 million and $1.6 million, respectively, and by the non-cash effects of changes in foreign currency rate, of $2.7 million.
     Investing activities. We fund operating activities primarily with cash and short-term investments. Net cash provided by investing activities was $3.3 million during the nine months ended December 31, 2009, representing $3.0 million in net proceeds from the sale of certain short-term investments and $0.5 million in proceeds from the sale of intangible assets, offset by $0.1 million used in the acquisition of fixed assets and $0.1 million in payments under contingent consideration agreements.
     Net proceeds from the purchase and sale of short-term investments provided $0.6 million during the nine months ended December 31, 2008. This was offset by the acquisition of fixed and intangible assets of $0.1 million and an increase in other assets of $0.1 million.
     Financing activities. Net cash used in financing activities during the nine months ended December 31, 2009 was $0.4 million, consisting of the repayment of $0.1 million to a bank in Ireland under our revolving credit facility, the repayment of $0.4 million on the Betts & Scholl note and $0.2 million for the repurchase of our common stock, offset by $0.2 million in proceeds from a note payable from GXB.
     Net cash provided by financing activities during the nine months ended December 31, 2008 was $13.1 million, the result of net proceeds from of the issuance of series A preferred stock.
Recent accounting standards issued and adopted.
     We discuss recently issued and adopted accounting standards in the “Accounting standards adopted” and “Recent accounting pronouncements” sections of Note 1 of the “Notes to Unaudited Condensed Consolidated Financial Statements” in the accompanying unaudited condensed consolidated financial statements.
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
4.1
Credit Agreement, dated as of December 30, 2009, by and among Castle Brands Inc., Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., Mark E. Andrews, III, IVC Investors, LLLP, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, and Richard J. Lampen, including the note to be issued there under (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2009).

4.2
Security Agreement, dated as of December 30, 2009 by and among Castle Brands Inc., Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., Mark E. Andrews, III, IVC Investors, LLLP, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, and Richard J. Lampen, including the note to be issued there under (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2009).

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

February 12, 2010