Form 10-K
period 2010-03-31
Castle Brands Inc
filed 2010-06-29
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

Castle Brands Inc.
(Exact name of registrant as specified in its charter)

Florida	001-32849	41-2103550
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 4700
New York, New York		10168
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (646) 356-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2009 closing price was approximately $7,100,000 based on the closing price per share as reported on the NYSE Amex on such date. The registrant had 107,202,145 shares of common stock outstanding at June 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.
FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

         We develop and market premium and super-premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka, tequila and fine wine. We distribute our products in all 50 U.S. states and the District of Columbia, in twelve primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Jefferson’sTM, Jefferson’s Reserve® and Jefferson’sTM Presidential Select bourbons, Clontarf® Irish whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey®, TierrasTM tequila and Betts & SchollTM wines.

     Effective as of February 9, 2010, we completed a reincorporation transaction under which Castle Brands Inc., a Delaware corporation (“Castle Delaware”), merged with and into Castle Brands (Florida) Inc., a Florida corporation and wholly-owned subsidiary of Castle Delaware (“Castle Florida”), with Castle Florida being the surviving entity and being renamed Castle Brands Inc. As a result of the reincorporation, the legal domicile of the surviving entity is now the State of Florida.  In the reincorporation, each outstanding share of Castle Delaware common stock, par value $0.01 per share, was converted into one share of Castle Florida common stock, par value $0.01 per share.

     Castle Florida was incorporated in Florida in 2009 and is the successor to Castle Delaware, which was incorporated in Delaware in 2003.

    Our brands

     We market the premium and super-premium brands listed below.

     Gosling’s rum. We are the exclusive U.S. distributor for Gosling’s rums, including Gosling’s Black Seal Dark Rum, Gosling’s Gold Bermuda Rum and Gosling’s Old Rum. The Gosling family produces these rums in Bermuda, where Gosling’s rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold a 60% controlling interest in Gosling-Castle Partners, Inc., a global export venture between us and the Gosling family. Gosling-Castle Partners has the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda. The Gosling’s rum brands accounted for approximately 32% and 31% of our revenues for our 2010 and 2009 fiscal years, respectively. We have also introduced Gosling’s Stormy Ginger Beer, an essential non-alcoholic ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail.

      Jefferson’s bourbons. We develop and market three premium, very small batch bourbons: Jefferson’s, Jefferson’s Reserve and Jefferson’s Presidential Select. We offer these three distinct premium Kentucky bourbons, each of which is blended in batches of eight to twelve barrels to produce specific flavor profiles.

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

      Boru vodka. Boru vodka, a premium vodka produced in Ireland, was developed in 1998 and is named after the legendary High King of Ireland, Brian Boru, who united the Irish clans and drove foreign invaders out of Ireland. It is five-times distilled using pure spring water for smoothness and filtered through ten feet of charcoal made from Irish oak for increased purity. We offer three flavor extensions of Boru vodka: Boru Citrus, Boru Orange and Boru Crazzberry (a cranberry/raspberry flavor fusion).

      Tierras tequila. In 2009, we launched a new brand of organic, super-premium tequila, “Tequila Tierras Autenticas de Jalisco”TM or “Tierras”. Tierras is the first USDA certified organic tequila in the United States and is available as blanco, reposado and añejo. We are the exclusive U.S. importer and marketer of Tierras.

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

      Betts & Scholl wines. Betts & Scholl is a family of fine wines that includes Grenache, Syrah and Riesling from Australia, Syrah from California, and Hermitage Blanc and Rouge from France. Each bottle of Betts & Scholl features the artwork of internationally renowned contemporary artists.

Our strategy

      Our objective is to continue building a distinctive portfolio of global premium and super-premium spirits and wine brands. To achieve this, we continue to seek to:

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

•
improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chain and cost structure both on a company-wide and brand-by-brand basis. This has included restructurings and personnel reductions throughout our company. We further intend to map, analyze and redesign our purchasing and supply systems to reduce costs in our current operations and achieve profitability in future operations;

•
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and wine portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock; and

•
contain costs. We have taken significant steps to reduce our costs, which has resulted in a significant decrease in selling expense and general and administrative expense. These steps included: reducing staff in our U.S. and international operations; restructuring our international distribution system; changing distributor relationships in certain markets; restructuring the Gosling-Castle Partners, Inc. working relationship; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs, including professional fees, insurance, occupancy and other overhead costs. Efforts to reduce expenses further continue.

The success of our efforts is reflected in our operating results as our loss from operations improved $14.7 million, or 71.8%, for the year ended March 31, 2010 from the prior-year period. As result of our continued cost containment efforts, our focus on our more profitable brands and markets, the expected organic growth of our existing brands, the success of our recently-released Tierras tequila and Jefferson’s Presidential Select bourbon and our newly-created Fine Wine Division, we anticipate continued improved results of operations as we move towards profitability.

Production and supply

     There are several steps in the production and supply process for beverage alcohol products. First, all of our spirits products are distilled. This is a multi-stage process that converts basic ingredients, such as grain, sugar cane or agave, into alcohol. Next, the alcohol is processed and/or aged in various ways depending on the requirements of the specific brand. For our vodka, this processing is designed to remove all other chemicals, so that the resulting liquid will be odorless and colorless, and have a smooth quality with minimal harshness. Achieving a high level of purity involves a series of distillations and filtration processes.

     For our flavored vodkas and all of our other spirits brands, rather than removing flavor, various complex flavor profiles are achieved through one or more of the following techniques: infusion of fruit, addition of various flavoring substances, and, in the case of rums and whiskeys, aging of the brands in various types of casks for extended periods of time and the blending of several rums or whiskeys to achieve a unique flavor profile for each brand. For our wines we work with specific growers and winemakers to produce proprietary expressions of wine from prestigious appellations. After the distillation, purification and flavoring processes are completed, the various liquids are bottled. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging the bottles in various configurations for shipment.

     We do not have significant investments in grape contracts, wine making distillation, bottling or other production facilities or equipment. Instead, we have entered into relationships with several companies to provide those services to us. We believe that these types of arrangements allow us to avoid committing significant amounts of capital to fixed assets and permit us to have the flexibility to meet growing sales levels by dealing with companies whose capacity significantly exceeds our current needs. These relationships vary on a brand-by-brand basis as discussed below. As part of our ongoing cost-containment efforts, we intend to continue to review each of our business relationships to determine if we can increase the efficiency of our operations.

Gosling’s rum

     The Gosling’s rums have been produced by Gosling’s Brothers Limited in Hamilton, Bermuda for over 200 years and, pursuant to our distribution arrangements with Gosling's Export (Bermuda) Limited, referred to as Gosling’s Export,, they have retained the right to act as the sole supplier to Gosling-Castle Partners Inc. with respect to our Gosling’s rum requirements. Gosling's sources their rums in the Caribbean and transports them to Bermuda where they are blended according to proprietary recipes. The rums are then sent to Heaven Hill Distilleries, Inc.’s plant in Bardstown, Kentucky where they are bottled, packaged, stored and shipped to our third-party warehouse. In 2007, Gosling’s increased its blending and storage facilities in Bermuda to accommodate our supply needs for the foreseeable future. We believe Heaven Hill has ample capacity to meet our projected supply needs. See “Strategic brand - partner relationships.”

Knappogue Castle and Clontarf Irish whiskeys

     In 2005, we entered into a long-term supply agreement with Irish Distillers Limited, a subsidiary of Pernod Ricard, under which it has agreed to supply us with the aged single malt and grain whiskeys used in our Knappogue Castle Whiskey, a Knappogue Castle Whiskey blend we may produce in the future and all of our Clontarf Irish whiskey products. The supply agreement provides for Irish Distillers to meet our running ten-year estimate of supply needs for these products, each of which is produced to a flavor profile prescribed by us. At the beginning of each year of the agreement, we must specify our supply needs for each product for that year, which amounts we are then obligated to purchase over the course of that year. These amounts may not exceed the annual amounts set forth in the running ten-year estimate unless approved by Irish Distillers. The agreement provides for fixed prices for the whiskeys used in each product, with escalations based on certain cost increases. The whiskeys are then sent to Terra Limited (“Terra”) in Baileyboro, Ireland, where they are bottled in bottles we designed and packaged for shipment. We believe that both Terra, which also acts as bottler for all of our Boru Vodka and as producer and bottler of our Brady’s Irish cream (and as bottler for Celtic Crossing, which is supplied to us by one of Terra’s affiliates), has sufficient bottling capacity to meet our current needs, and both Terra and Irish Distillers have the capacity to meet our future supply needs.

     Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Boru vodkas and our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2010. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to extend or renew the existing Terra contract.

Jefferson’s bourbons

     Jefferson’s and Jefferson’s Reserve bourbons are produced for us by Kentucky Bourbon Distillers in Bardstown, Kentucky. Previously, Kentucky Bourbon Distillers sold barrels of aged bourbon to us, from which we blended no more than eight to twelve barrels to produce specific flavor profiles of each of our bourbon products. Kentucky Bourbon Distillers then bottled the bourbons in bottles designed and decorated for us and through third party suppliers. Bourbon has been in short supply in the United States in recent years, and we have been actively seeking alternate sourcing for future supply. In December 2009, in order to bolster our bourbon supply, we acquired a rare stock of aged bourbon which will supply our currently forecasted supply needs for Jefferson’s and Jefferson’s Reserve.

Pallini liqueurs

     I.L.A.R. S.p.A./Pallini Internazionale, an Italian company based in Rome and owned since 1875 by the Pallini family, produces Pallini Limoncello, Raspicello and Peachcello. I.L.A.R. makes their Limoncello using Sfusato Amalfitano lemons in a proprietary infusion process. I.L.A.R. also produces Pallini Peachcello, using white peaches and Pallini Raspicello, using a combination of raspberries and other berries. I.L.A.R. bottles the liqueurs at its plant in Rome and ships them to us under our long-term exclusive U.S. marketing and distribution agreement. We believe that I.L.A.R. has adequate facilities to produce and bottle sufficient Limoncello, Peachcello and Raspicello to meet our foreseeable needs. See “Strategic brand-partner relationships.”

Boru vodka

     We have a supply agreement with Royal Nedalco B.V., a leading European producer of grain neutral spirits, to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for Royal Nedalco to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2010, in quantities designated by us. We believe that Royal Nedalco has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the Royal Nedalco agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

     The five-times distilled alcohol is delivered from Royal Nedalco to the bottling premises at Terra, where it is filtered in several proprietary ways, pure water is added to achieve the desired proof, and, in the case of the citrus, orange and Crazzberry versions of Boru vodka, flavorings are added. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the United States and bottled at Lawrenceburg Distillers, Inc. (“LDI”) in Lawrenceburg, Indiana, where we bottle certain sizes for the U.S. market. We believe that both Terra and LDI have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our future supply needs.

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

Tierras tequila

     Tierras Tequila Autenticas de Jalisco or “Tierras” is being produced for us in Mexico by Autentica Tequilera S.A. de C.V. Autentica Tequilera currently organic agave, and together with its affiliates is in the process of cultivating its own supply of organic agave. Autentica Tequilera distills and bottles the tequila at its facility in the Jalisco region of Mexico. Tierras is available as blanco, reposado and añejo. The blanco is unaged, the reposado is aged in oak barrels at the distillery for up to one year, and the añejo is aged in oak barrels at the distillery for at least one year. We believe that, given the ability of Autentica Tequilera to purchase organic agave and its anticipated cultivation of organic agave, that Autentica Tequilera has sufficient capacity to meet our foreseeable supply needs for this brand.

Betts & Scholl wines

    The Betts and Scholl wines are being produced for us by well regarded winemakers in the Barossa Valley in Australia and Hermitage France.  In Australia, Richard Betts works with Rusden Wines to produce the OG, Chronique and Black Betty wines.  In France, the winemaker Jean-Louis Chave produces, blends and bottles our Red and White Hermitage wines.  Although we do not have formal agreements with theses parties, we believe that these relationships are strong enough and that the availability of wine is such that these producers will be able to provide a sufficient quantity of wine to fulfill our requirements into the foreseeable future.

Distribution network

     We believe that one of our strengths is the distribution network that we have developed with our sales team and our independent distributors and brokers. We currently have distribution and brokerage relationships with third-party distributors in all 50 U.S. states, as well as material distribution arrangements in approximately 25 other countries.

U.S. distribution

      Background. Importers of beverage alcohol in the United States must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the Unites States, in either “open” states or “control” states. In the 32 open states, the distributors are generally large, privately-held companies. In the 18 control states, the states themselves function as the distributor, and regulate suppliers such as us. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

     The U.S. wine and spirits industry has consolidated dramatically over the last ten years due to merger and acquisition activity. There are currently six major spirits companies, each of which own and operate their own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the United States. The major companies are exerting increasing influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors. We believe our established distribution network in all 50 states allows us to overcome a significant barrier to entry in the U.S. beverage alcohol market and enhances our attractiveness as a strategic partner for smaller companies lacking comparable distribution.

     For fiscal 2010, our U.S. sales represented approximately 85.1% of our revenues, and we expect them to grow as a percentage of our total sales in the future. See note 17 to our accompanying consolidated financial statements.

      Importation. We currently hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department, and the requisite state license in 49 states and the District of Columbia.

     Our inventory is strategically maintained in large bonded warehouses and shipped nationally by an extensive network of licensed and bonded carriers.

     Until recently, it was more cost effective for us to use MHW Ltd., a New York-based nationally licensed importer, to coordinate the importing and industry compliance required for the sales of our products across the United States. At the current stage of our growth, it is now more economical for us to assume the role of importer ourselves. While we continue to rely on MHW to perform certain back office functions, we now act as an importer.

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

International distribution

     In our foreign markets, most countries permit sales directly from the brand owner to retail establishments, including liquor stores, chain stores, restaurants and pubs, without requiring that sales go through a wholesaler tier. In our international markets, we rely primarily on established spirits distributors in much the same way as we do in the United States. We use Terra to handle the billing, inventory and shipping for us with respect to certain products in certain of our non-U.S. markets.

     As in the United States, the beverage alcohol industry has undergone consolidation internationally, with considerable realignment of brands and brand ownership. The number of major spirits companies internationally has been reduced significantly due to mergers and brand ownership consolidation. While there are still a substantial number of companies owning one or more brands, most business is now done by the six major companies, each of whom owns and operates its own distribution company in the major international markets. These captive distribution companies focus primarily on the brands of the companies that own them.

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

     Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Italy, Sweden and the Duty Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2010, non-U.S. sales represented 14.9% of our revenues. See note 17 to our accompanying consolidated financial statements.

Significant customers

     Sales to one distributor, Southern Wine and Spirits and related entities, accounted for approximately 32.1% of our consolidated revenues for fiscal 2010.

Our sales team

     While we currently expect more rapid growth in the United States, our primary market, international markets hold potential and are part of our global strategy. We have realigned our international strategy on a market-by-market basis to strengthen our distributor relationships, optimize our sales team and effectively focus our financial resources.

     We currently have a total sales force of 14 people, including six regional U.S. sales managers and one international sales manager, with an average of over 15 years of industry experience with premium beverage alcohol brands.

     Our sales personnel are engaged in the day-to-day management of our distributors, which includes setting quotas, coordinating promotional plans for our brands, maintaining adequate levels of stock, brand education and training and sales calls with distributor personnel. Our sales team also maintains relationships with key retail customers through independent sales calls. They also schedule promotional events, create local brand promotion plans, host in-store tastings where permitted and provide wait staff and bartender training and education for our brands.

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

Gosling-Castle Partners Inc./Gosling’s rums

     In 2005, we entered into an exclusive national distribution agreement with Gosling’s Export for the Gosling’s rum products. We subsequently purchased a 60% controlling interest in Gosling-Castle Partners, Inc., a strategic export venture with the Gosling family. Gosling's Export holds the exclusive distribution rights for Gosling’s rum and related products on a worldwide basis (other than in Bermuda), through Gosling-Castle Partners, and assigned to Gosling-Castle Partners all of Gosling’s Export’s interest in our January 2005 U.S. distribution agreement with them. The export agreement expires in April 2020, subject to a 15 year extension if certain case sale targets are met. Under the export agreement, Gosling-Castle Partners is generally entitled to a share of the proceeds from the sale, if ever, of the ownership of any of the Gosling’s brands to a third-party, through a sale of the stock of Gosling’s Export or its parent, with the size of such share depending upon the number of case sales made during the twelve months preceding the sale. Also, prior to selling the ownership of any of their brands that are subject to these agreements, Gosling’s Export must first offer such brand to Gosling-Castle Partners and then to us. The Goslings, through Gosling’s Brothers Limited, have the right to act as the sole supplier to Gosling-Castle Partners for our Gosling’s rum requirements.

I.L.A.R. S.p.A./Pallini Internazionale

     We have a long-term, exclusive marketing and distribution agreement with I.L.A.R. S.p.A., a family-owned Italian spirits company founded in 1875, under which we distribute Pallini Limoncello, Peachcello and Raspicello liqueurs in the United States. We began shipping these products in September 2005.

     Under the agreement, I.L.A.R. may raise agreed prices as long as the price increases do not exceed those of major competitors for comparable products. I.L.A.R. is required to maintain certain product standards, and we have input into adjustments of the product and packaging. We are required to prepare a preliminary annual strategy plan for advertising and distribution for review by I.L.A.R. and are required to make certain advertising, marketing and promotional expenditures based on volume. The agreement was automatically renewed under its terms on December 31, 2009 for an additional three years.

Autentica Tequilera S.A. de C.V./Tierras tequila

     In February 2008, we entered into an importation and marketing agreement with Autentica Tequilera S.A. de C.V., under which we became the exclusive U.S. importer of an organic, super premium tequila, Tequila Tierras Autenticas de Jalisco or “Tierras.”

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

Gaelic Heritage Corporation Limited/Celtic Crossing

     In March 1998, we entered into an exclusive national distribution agreement with Gaelic Heritage Corporation Limited, an affiliate of Terra, one of our suppliers, which was amended in April 2001, under which we acquired from Gaelic a 60% ownership interest, and our former importer, MHW, acquired a 10% ownership interest, in the Celtic Crossing brand in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. We also have the right to acquire 70% of the ownership of the Celtic Crossing brand in the remainder of the world. We also acquired the exclusive right to distribute Celtic Crossing on a world-wide basis. Under the terms of the agreement with Gaelic, as amended, we have the right to purchase from Gaelic, based upon our forecasts, cases of Celtic Crossing at annually agreed costs and a royalty payment per case sold at various rates depending on the territory and type of case sold. During the agreement term, we may not distribute any other Irish liqueur unless it is bottled in Terra’s facilities or unless Gaelic provides its prior written consent. The agreement continues until terminated by either party.

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

     We have entered into distribution agreements for brands owned by third parties, such as the Gosling’s rums, the Pallini liqueurs and Tierras Tequila. The Gosling’s rum brands and Pallini liqueurs are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda) and the Pallini liqueur brands in the United States. Gosling’s also has a trademark for their signature rum cocktail, Dark ‘n Stormy. Autentica Tequiliera holds the registered U.S. trademark for Tequila Tierras Autenticas de Jalisco and its distinctive label. See “Strategic brand-partner relationships.”

     Our unique “trinity” bottle is the subject of Irish and UK utility patents owned by The Castle Brands (Research & Development) Company Limited and a U.S. Design patent owned by our subsidiary Castle Brands Spirits Company Limited.  The Castle Brands (Research & Development) Company Limited granted us an exclusive license to use the patents for a five-year term that expired in December 2008. The license agreement provided for a royalty equal to 8% of the net invoice price of trinity bottle products covered by these patents sold or otherwise disposed of by us, subject to a maximum of €30,000 ($40,360) per year. We continue to operate under the terms of the expired license agreement. We are evaluating the possibility of extending the license or purchasing the patent.

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

     Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the United States has declined significantly. Today there are six major companies: Diageo, Pernod Ricard, Bacardi, Brown-Forman, Future Brands and Constellation Brands.

     We believe that we are sometimes in a better position to partner with small to mid-size brands than the six major importers. Despite our relative capital position and resources, we have been able to compete with these larger companies in pursuing agency distribution agreements and acquiring brands by being more responsive to private and family-owned brands, offering flexible transaction structures and providing brand owners the option to retain local production and “home” market sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we believe that we can provide greater focus on smaller brands and tailor structures based on individual brand owner preferences.

     By focusing on the premium and super-premium segments of the market, which typically have higher margins, and having an established, experienced sales force, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Our U.S. regional sales managers, who average over 15 years of industry experience, provide long-standing relationships with distributor personnel and with their major customers. Finally, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size wine and spirits companies, such as ourselves, as the major companies contract their portfolios to focus on fewer brands.

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

     Labeling of wines and spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. All beverage alcohol products sold in the United States must include warning statements related to risks of drinking beverage alcohol products.

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

     The distribution of alcohol-based beverages is also subject to extensive federal and state taxation in the United States and internationally. Most foreign countries in which we do business impose excise duties on wines and distilled spirits, although the form of such taxation varies from a simple application on units of alcohol by volume to intricate systems based on the imported or wholesale value of the product. Several countries impose additional import duty on distilled spirits, often discriminating between categories in the rate of such tariffs. Import and excise duties may have a significant effect on our sales, both through reducing the consumption of alcohol and through encouraging consumer switching into lower-taxed categories of alcohol.

     We believe that we are in material compliance with applicable federal, state and other regulations. However, we operate in a highly regulated industry which may be subject to more stringent interpretations of existing regulations. Future compliance costs due to regulatory changes could be significant.

     Since we import distilled spirits and wine products produced primarily outside the U.S., adverse effects of regulatory changes are more likely to materially affect earnings and our competitive market position rather than capital expenditures. Capital expenditures in our industry are normally associated with either production facilities or brand acquisition costs. Because we are not a U.S. producer, changes in regulations affecting production facility operations may indirectly affect the costs of the brands we purchase for resale, but we would not anticipate any resulting material adverse impact upon our capital expenditures.

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

Employees

     As of March 31, 2010, we had 40 full-time employees, of which 14 were in sales and 26 were in management, finance, marketing and administration, as compared to 41 full-time employees at March 31, 2009. As of March 31, 2010, 37 of our employees were located in the United States and three were located outside of the United States, primarily in Ireland.

Geographic Information

     We operate in one business — premium beverage alcohol. Our product categories are rum, whiskey, liqueurs, vodka, tequila and wine. We report our operations in two geographical areas: International and United States. See note 17 to our accompanying consolidated financial statements.

Available Information

     Our corporate filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on our investor website, http://investor.castlebrandsinc.com, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. You may also find our code of business conduct, nominating and governance charter and audit committee charter on our website. We do not intend for information contained in our website, or those of our subsidiaries, to be a part of this annual report on Form 10-K. Shareholders may request paper copies of these filings and corporate governance documents, without charge, by written request to Castle Brands Inc., 122 East 42nd St., Suite 4700, New York, NY 10168, Attn: Investor Relations.

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

     We have incurred losses since our inception, including a net loss of $2.9 million for fiscal 2010, and had an accumulated loss of $112.1 million as of March 31, 2010. We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Various of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment therein. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

We may require additional capital, which we may not be able to obtain on acceptable terms.  Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

     We have limited capital compared to other companies in our industry.  This may limit our operations and growth, including our ability to continue to develop existing brands, service our debt obligations, maintain adequate inventory levels ,fund potential acquisitions of new brands, penetrate new markets, attract new customers and enter into new distribution relationships. If we have not generated sufficient cash from operations to finance additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our operations and growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing shareholders may experience dilution or the new securities may have rights senior to those of our common stock.

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

     We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the United States, Bermuda, the Caribbean, Australia and Europe. We rely on the owners of Gosling’s rum, Pallini liqueurs and Tierras tequila to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, Royal Nedalco is the sole producer for Boru vodka; Irish Distillers Limited is the sole provider of our single malt, blended and grain Irish whiskeys; Gaelic Heritage Corporation Limited is the sole producer of our Celtic Crossing Irish liqueur; and Terra Limited is not only the sole producer of our Brady’s Irish cream liqueur but also the only bottler of our Irish whiskeys. We do not have long-term written agreements with all of our suppliers. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

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

     A key component of our growth strategy is the acquisition of additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. Also, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include:

•	difficulties in assimilating acquired operations or products;

•	unanticipated costs that could materially adversely affect our results of operations;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers, distributors and retail customers;

•	risks of entering new markets or markets in which we have limited prior experience; and

•	the potential inability to retain and motivate key employees of acquired businesses

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

     For fiscal 2010, non-U.S. operations accounted for approximately 14.9% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales. Also, for fiscal 2010, Euro denominated sales accounted for approximately 11.1% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse affect on our financial results. Our ability to acquire spirits and wine and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.

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

     Our business and prospects depend in part on our, and with respect to our agency or joint venture brands, our strategic partners’, ability to develop favorable consumer recognition of our brands and trademarks. Although both we and our strategic partners actively apply for registration of our brands and trademarks, they could be imitated in ways that we cannot prevent. Also, we rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our or our strategic partners’ trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.

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

     Our business is subject to extensive regulation in all of the countries in which we operate. This may include regulations regarding production, distribution, marketing, advertising and labeling of beverage alcohol products. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage-alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

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

     The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation and fermentation processes could lead to low beverage quality as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations.

Risk Relating to Owning Our Stock

We may not be able to maintain our listing on the NYSE Amex, which may limit the ability of our shareholders to sell their common stock.

     If we do not meet the NYSE Amex continued listing criteria, we may be delisted and trading of our common stock could be conducted in the Over-the-Counter Bulletin Board or the Pink Sheets. In such case, a shareholder likely would find it more difficult to trade our common stock or to obtain accurate market quotations for it. If our common stock is delisted, it will become subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of shareholders to sell their common stock in the secondary market.

Our executive officers, directors and principal shareholders own a substantial percentage of our voting stock, which allows them to control matters requiring shareholder approval. They could make business decisions for us that cause our stock price to decline and may act by written consent.

     As of June 28, 2010, our executive officers, directors and principal shareholders beneficially owned approximately 74% of our common stock, including warrants and options that are exercisable within 60 days of the date of this annual report. As a result, if they act in concert, they could control matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. Also, our charter permits our shareholders to act by written consent. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

Provisions in our articles of incorporation, our bylaws and Florida law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing shareholders.

     Our articles of incorporation, our bylaws and the Florida Business Corporation Act contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of our shareholders. These include provisions limiting the shareholders’ powers to remove directors. Our articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock. Florida law also imposes conditions on certain "affiliated transactions” with “interested shareholders.”

     These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which shareholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

Item 1B. Unresolved Staff Comments.

     Not applicable.

Item 2. Properties

     Our executive offices are located in New York, NY, where we lease approximately 4,800 square feet of office space under a lease that expires in April 2012. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in December 2013 and approximately 1,000 square feet of office space in Houston, TX under a lease that expires in January 2011.

Item 3. Legal Proceedings

     We believe that neither we nor any of our wholly-owned subsidiaries is currently subject to litigation which, in the opinion of our management, is likely to have a material adverse effect on us.

     We may, however, become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

     Our common stock trades on the NYSE Amex under the symbol “ROX.” The following table sets forth the high and low closing prices for our common stock for the periods specified.

Fiscal 2010	High	Low
First Quarter (April 1 — June 30, 2009)	$0.28	$0.19
Second Quarter (July 1 — September 30, 2009)	$0.46	$0.20
Third Quarter (October 1 — December 31, 2009)	$0.47	$0.27
Fourth Quarter (January 1 — March 31, 2010)	$0.34	$0.24

Fiscal 2009
First Quarter (April 1 — June 30, 2008)	$1.00	$0.17
Second Quarter (July 1 — September 30, 2008)	$0.36	$0.16
Third Quarter (October 1 — December 31, 2008)	$0.43	$0.17
Fourth Quarter (January 1 — March 31, 2009)	$0.29	$0.17

Holders

     At June 24, 2010, there were approximately 163 record holders of our common stock.

Dividend policy

     We did not declare or pay any cash dividends in fiscal 2010 or 2009 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Also, our credit agreement restricts the declaration of dividends on our common stock. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant.

Equity Compensation Plan Information

     The following table sets forth information at March 31, 2010 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,685,286	$3.08	8,331,528
Equity compensation plans not approved by security holders	—	—	—
Total	5,685,286	$3.08	8,331,528

Item 6. Selected Financial Data

     As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We develop and market premium and super-premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka, tequila and fine wine. We distribute our products in all 50 U.S. states and the District of Columbia, in twelve primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Jefferson’sTM, Jefferson’s Reserve® and Jefferson’sTM Presidential Select bourbons, Clontarf® Irish whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey®, TierrasTM tequila and Betts & SchollTM wines.

      Our objective is to continue building a distinctive portfolio of global premium and super-premium spirits and wine brands. We have shifted our focus from a volume-oriented approach to a profit-centric focus. To achieve this, we continue to seek to:

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

•
improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chain and cost structure both on a company-wide and brand-by-brand basis. This has included restructurings and personnel reductions throughout our company. We further intend to map, analyze and redesign our purchasing and supply systems to reduce costs in our current operations and achieve profitability in future operations;

•
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and wine portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock; and

•
cost containment. We have taken significant steps to reduce our costs, which has resulted in a significant decrease in selling expense and general and administrative expense. These steps included: reducing staff in our U.S. and international operations; restructuring our international distribution system; changing distributor relationships in certain markets; restructuring the Gosling-Castle Partners, Inc. working relationship; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs, including professional fees, insurance, occupancy and other overhead costs. Efforts to reduce expenses further continue.

Recent developments

Betts & Scholl Acquisition

 In September 2009, we acquired the assets of Betts & Scholl LLC, a premium wine maker formed in 2003 by Master Sommelier Richard Betts and Dennis Scholl. In the transaction, we issued to the sellers a total of 7.14 million shares of our common stock and approximately $1.1 million of notes, of which $0.3 million was paid at closing. Dennis Scholl has joined our Board of Directors, where he serves as an independent director, and Richard Betts has joined us as a Vice President and head of our newly-formed Fine Wine Division.

The Fine Wine Division has been created to market and sell a select portfolio of premium wines from around the world. As part of our fine wine strategy, we seek to recruit and represent the wines of a small number of premium, like-minded brand owners and wineries. The goal is to establish enough high quality wine expressions to provide a reasonable offering to customers. At the same time, however, we expect to limit the number of brands so each brand receives the attention it deserves. The division will take advantage of our existing infrastructure, including our distribution system. In June 2010, we entered into an agreement with Grand Cru Selections, a New York City fine wine distributor, under which we will act as U.S. importer and marketer for Cerbaie Brunello di Montalcino and Grand Cru will act as a wholesaler in New York and New Jersey for a select range of our fine wines.

Bourbon Purchase

In December 2009, we acquired a rare stock of aged bourbon which will supply our currently forecasted supply needs for Jefferson’s and Jefferson’s Reserve very small batch Kentucky bourbons. To concentrate our efforts on the Jefferson’s bourbons, which have experienced double digit growth during the past year, we divested our Sam Houston bourbon brand and existing inventory for $0.5 million in cash. We expect the bourbon category to be an area for continued growth. We believe that the Jefferson’s brand has strong potential to develop an avid following among bourbon connoisseurs.

Reincorporation

Effective as of February 9, 2010, we completed a reincorporation transaction under which Castle Brands Inc., a Delaware corporation (“Castle Delaware”), merged with and into Castle Brands (Florida) Inc., a Florida corporation and wholly-owned subsidiary of Castle Delaware (“Castle Florida”), with Castle Florida being the surviving entity and being renamed Castle Brands Inc. As a result of the reincorporation, the legal domicile of the surviving entity is now the State of Florida.  In the reincorporation, each outstanding share of Castle Delaware common stock, par value $0.01 per share, was converted into one share of Castle Florida common stock, par value $0.01 per share.

Credit Facility

In December 2009, we entered into a $2.5 million revolving credit agreement (the “Credit Agreement”) with, among others, Frost Gamma Investments Trust, Vector Group Ltd., a principal shareholder of ours, Lafferty Ltd., a principal shareholder of ours, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of ours, Mark Andrews, our Chairman, and Richard J. Lampen, our President and Chief Executive Officer. Under the Credit Agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the Credit Agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The Credit Agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. Amounts may be repaid and reborrowed under the Credit Agreement without penalty. In April 2010, we borrowed $1.0 million under this Credit Agreement. The note issued under the Credit Agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. The note is secured by $7.4 million of inventory and $4.4 million in trade accounts receivable of Castle Brands (USA) Corp., our wholly-owned subsidiary, which we refer to as CB-USA, under a security agreement.

Promissory Note

In June 2010, we issued a $2.0 million promissory note to Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of ours (“Frost Note”). Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note does not contain any financial covenants.

Share Repurchase

In June 2010, we repurchased 3,790,562 shares of our common stock at a price of $0.27 per share in a privately-negotiated transaction. Also, our board of directors approved a stock repurchase program authorizing us to buy up to an additional 2.5 million shares of our common stock.

Operations overview

     We generate revenue through the sale of our products to our network of wholesale distributors or, in control states, state-owned agencies, which, in turn, distribute our brands to retail outlets. In the U.S., our sales price per case includes excise tax and import duties, which are also reflected in a corresponding increase in our cost of sales. Most of our international sales are sold “in bond”, with the excise taxes paid by our customers upon shipment, thereby resulting in lower relative revenue as well as a lower relative cost of sales, although some of our United Kingdom sales are sold “tax paid”, as in the United States. The difference between sales and net sales principally reflects adjustments for various distributor incentives.

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

     Selling expense principally includes advertising and marketing expenditures and compensation paid to our marketing and sales personnel. Our selling expense, as a percentage of sales and per case, is higher than that of our competitors because of our brand development costs, level of marketing expenditures and established sales force versus our relatively small base of case sales and sales volumes. However, we believe that maintaining an infrastructure capable of supporting future growth is the correct long-term approach for us.

     While we expect the absolute level of selling expense to increase in the coming years, we expect selling expense as a percentage of revenues and on a per case basis to decline, as our volumes expand and our sales team sells a larger number of brands.

     General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2011 to be comparable to fiscal 2010, as we continue to control core spending. We expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

     We expect to increase our case sales in the U.S. and internationally over the next several years through organic growth, and through the extension of our product line via line extensions, acquisitions and distribution agreements. We will seek to maintain liquidity and manage our working capital and overall capital resources during this period of anticipated growth to achieve our long-term objectives, although there is no assurance that we will be able to do so.

     We continue to believe the following industry trends will create growth opportunities for us, including:

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

•	growth in the non-spirits segments of the beverage alcohol industry, particularly wine, which may allow us to grow our portfolio and leverage our distribution network.

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

Financial performance overview

     The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard industry metric.

	Years ended March 31,
	2010	2009
Cases
United States	217,938	206,532
International	68,248	83,806

Total	286,186	290,338

Rum	95,271	89,126
Vodka	92,012	104,771
Liqueurs	59,944	58,563
Whiskey	35,541	37,364
Tequila	2,104	514
Wine	1,314	—

Total	286,186	290,338

Percentage of Cases
United States	76.2%	71.1%
International	23.8%	28.9%

Total	100.0%	100.0%

Rum	33.3%	30.7%
Vodka	32.2%	36.1%
Liqueurs	20.9%	20.2%
Whiskey	12.4%	12.8%
Tequila	0.7%	0.2%
Wine	0.5%	0.0%

Total	100.0%	100.0%

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

Inventory valuation

     Our inventory, which consists of distilled spirits, bulk wine, dry good raw materials (bottles, labels and caps), packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reduction to the carrying value of inventories is recorded in cost of goods sold.

Goodwill and other intangible assets

     As of March 31, 2010, $1.0 of goodwill that arose from acquisitions was recorded.  No goodwill that arose from acquisitions was recorded as of March 31, 2009. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. We evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

     The fair value of each reporting unit was determined at each of March 31, 2010 and 2009 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. We did not record an impairment on goodwill or other intangible assets for fiscal 2010. The valuations resulted in us recording a goodwill impairment of approximately $3.8 million and an impairment on other intangible assets of $1.1 million for fiscal 2009.

     Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We are required to amortize intangible assets with estimable useful lives over their respective estimated useful lives to the estimated residual values and to review intangible assets with estimable useful lives for impairment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets.”

Stock-based awards

     We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the date of grant. Stock based compensation for fiscal 2010 and 2009 was $0.2 million and $1.7 million, respectively. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2010 and 2009 are included in note 13 to our consolidated financial statements.

Fair value of financial instruments

   ASC 825, “Financial Instruments” (“ASC 825”), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. We believe that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short-term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to us. Further, our investments have been classified within Level 1 of ASC 825 and are reported at fair value.

Results of operations

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.
	Years ended March 31,
	2010	2009
Sales, net	100.0%	100.0%
Cost of sales	63.7%	68.4%

Gross profit	36.3%	31. 6%

Selling expense	33.6%	51.4%
General and administrative expense	19.7%	35.4%
Depreciation and amortization	3.2%	5.0%
Goodwill and other intangible asset impairment	0.0%	18.5%

Loss from operations	(20.2)%	(78.7)%

Other income	0.0%	0.1%
Other expense	(0.2)%	(0.2)%
Foreign exchange gain (loss)	7.4%	(15.8)%
Interest income (expense), net	0.1%	(6.0)%
Gain on exchange of note payable	0.9%	16.0%
Gain on sale of intangible asset	1.4%	0.0%
Income tax benefit	0.5%	0.6%

Net loss	(10.1)%	(84.0)%

Net (income) loss attributable to noncontrolling interests	(0.0)%	0.9%

Net loss attributable to common shareholders	(10.1)%	(83.1)%

Fiscal 2010 compared with fiscal 2009

    Net sales. Net sales increased 9.1% to $28.5 million for the year ended March 31, 2010, as compared to $26.1 million for the prior-year period. Our U.S. case sales as a percentage of total case sales increased to 76.2% for the year ended March 31, 2010, as compared to 71.1% for the prior-year period. U.S. net sales increased to $24.3 million for the year ended March 31, 2010 from $20.5 million for the comparable prior-year period, including $0.6 million in revenue from sales of Tierras tequila, $0.6 million in revenue from sales of Jefferson’s Presidential Select bourbon and $0.4 million in revenue from sales of our Betts & Scholl wines. The growth in U.S. sales reflects the momentum of most of our portfolio in the U.S., particularly for our Gosling’s rums, Jefferson’s bourbons and certain liqueurs, including Brady’s Irish Cream and Pallini Limoncello.

     The table below presents the increase or decrease, as applicable, in case sales by product category for the year ended March 31, 2010 as compared to the year ended March 31, 2009:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	6,145	8,648	6.9%	13.1%
Vodka	(12,759)	(5,894)	(12.2)%	(8.2)%
Liqueurs	1,381	3,468	2.4%	6.3%
Whiskey	(1,823)	2,280	(4.9)%	17.5%
Tequila	1,590	1,590	309.3%	309.3%
Wine	1,314	1,314	0.0%	0.0%

Total	(4,152)	11,406	(1.4)%	5.5%

     Our international case sales and revenue decreased during the year ended March 31, 2010 as evidenced by a 18.6% reduction in case sales when compared to the prior-year period. This decrease was due to our continued efforts to focus on our more profitable brands and markets, difficult market conditions in most markets, particularly Ireland, Northern Ireland, Great Britain and Italy, the effects of the restructuring of our international operations, and certain distributor changes necessary in Germany and the U.K.

      Gross profit. Gross profit increased 25.1% to $10.3 million for the year ended March 31, 2010, from $8.3 million for the prior-year period, while our gross margin increased to 36.4% for the year ended March 31, 2010 compared to 31.6% for the prior-year period. During the year ended March 31, 2010 and 2009, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.7 million and $0.4 million, respectively. We recorded these reversals because we were able to sell certain goods included in the allowance recorded during previous fiscal years. We recorded the reversals as a decrease in cost of sales. Absent the reversals of the allowance, our gross profit was $9.7 million and $7.9 million for each of the years ended March 31, 2010 and 2009, and our gross margin was 34.0% and 30.3%, respectively.

  Selling expense. Selling expense decreased 28.7% to $9.6 million for the year ended March 31, 2010 from $13.4 million for the prior-year period. This decrease in selling expense was attributable to our continued cost containment efforts, including a decrease in advertising, marketing and promotion expense of $1.9 million for the year ended March 31, 2010 compared to the prior-year period. We also reduced sales and marketing staff in both our domestic and international operations, resulting in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $2.4 million for the year ended March 31, 2010 compared to the prior-year period, which prior-year period included $0.4 million in severance charges and $0.5 million in stock-based compensation expense. As a result of our continued cost containment efforts, selling expense as a percentage of net sales decreased to 33.6% for the year ended March 31, 2010 as compared to 51.4% for the comparable prior-year period

  General and administrative expense. General and administrative expense decreased 39.0% to $5.6 million for the year ended March 31, 2010 as compared to $9.2 million for the prior-year period. General and administrative staff reductions resulted in a decrease of employee expense, including salaries, related benefits and travel and entertainment, of $3.0 million for the year ended March 31, 2010 against the prior-year period, which prior-year period included $1.0 million in severance charges and $0.7 million in stock-based compensation expense. A decrease of $0.3 million in professional fees and decreases of $0.2 million in occupancy and $0.2 million in insurance expense, respectively, were due to our ongoing cost containment efforts. As a result, general and administrative expense as a percentage of net sales decreased to 19.7% for the year ended March 31, 2010 as compared to 35.4% for the prior-year period.

  Depreciation and amortization. Depreciation and amortization decreased 29.5% to $0.9 million for fiscal 2010 from $1.3 million for fiscal 2009 due to a $0.3 million charge to fiscal 2009 expense from a change in the estimated useful life of our supply agreement with The Carbery Group Ltd. as described in note 7 to our consolidated financial statements.

  Goodwill and other intangible asset impairment. Under ASC 350, “Intangibles - Goodwill and Other”, the fair value of each of our reporting units was determined at March 31, 2010 and 2009 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on EBITDA of comparable companies. We did not record an impairment on goodwill and other intangible assets for fiscal 2010. The valuations resulted in a goodwill impairment of approximately $3.8 million and an impairment on other intangible assets of $1.1 million for fiscal 2009.

  Loss from operations. As a result of the foregoing, our loss from operations improved $14.7 million, or 71.8%, to $5.8 million for the year ended March 31, 2010 from $20.5 million for the prior-year period. As a result of our continued cost containment efforts, our focus on our more profitable brands and markets, and expected organic growth of our brands, we anticipate continued improved results of operations in the near term as compared to prior-year periods, although there is no assurance that we will attain such results.

  Foreign exchange gain (loss). Foreign exchange gain for the year ended March 31, 2010 was $2.1 million as compared to a loss of $4.1 million for the year ended March 31, 2009 due to the weakening of the U.S. dollar against the Euro and the British Pound and its effect on our Euro- and British Pound-denominated intercompany advances to our foreign subsidiaries. In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of the investments in our foreign subsidiaries is included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830, "Foreign Currency Matters". As such, at each balance sheet date, we restated the Euro denominated intercompany balances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

  Interest income (expense), net. We had interest income, net of $0.02 million for the fiscal 2010 as compared to interest expense, net of $1.6 million for fiscal 2009. We eliminated this expense by converting and exchanging all of our senior notes and convertible subordinated notes for equity during fiscal 2009 and fiscal 2010. In December 2009, we entered into a $2.5 million revolving credit agreement as described below in “Liquidity and Capital Resources.” We anticipate that from time to time over the next three years we may borrow up to the full limit of our credit facility to fund operations, inventory requirements and potential acquisition opportunities. These borrowings would result in additional interest expense in future periods.

  Gain on sale of intangible asset. In November 2009, we sold our Sam Houston bourbon brand to a third party for $0.5 million in cash. This sale resulted in a gain of $0.4 million.

  Gain on exchange of note payable. In May 2009, we exchanged our outstanding 3% note by issuing common stock. This resulted in a pre-tax, non-cash gain of $0.3 million for the year ended March 31, 2010. In October 2008, we exchanged our outstanding 6% convertible subordinated notes by issuing common stock. This resulted in a pre-tax, non-cash gain of $4.2 million for the year ended March 31, 2009.

  Net (income) loss attributable to noncontrolling interests. As described in Note 1W to our accompanying consolidated financial statements, we have separately presented “Net (income) loss attributable to noncontrolling interests” on the accompanying consolidated statements of operations. Net (income) loss attributable to noncontrolling interests during the year ended March 31, 2010 amounted to a loss of ($0.01) million as compared to income of $0.2 million for the prior-year period, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

  Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders for the year ended March 31, 2010 improved 86.8% to a loss of $2.9 million from $21.7 million for the year ended March 31, 2009. Net loss per common share, basic and diluted, was $0.03 per share for the year ended March 31, 2010 as compared to $0.68 per share for the prior-year period. Net loss per common share basic and diluted was positively affected by the increase in common shares outstanding resulting from the common stock issued in connection with the fiscal 2009 series A preferred stock transaction and the fiscal 2010 Betts & Scholl, LLC acquisition.

Potential fluctuations in quarterly results and seasonality

  Our industry is subject to seasonality with peak sales in each major category generally occurring in the fourth calendar quarter, which is our third fiscal quarter. This holiday demand typically results in slightly higher sales for us in our second and/or third fiscal quarters.

Liquidity and capital resources

  Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended March 31, 2010, we had a net loss of $2.9 million, and used cash of $6.1 million in operating activities. As of March 31, 2010, we had an accumulated deficit of $112.1 million.

  In June 2010, we issued the $2.0 million Frost Note. Borrowings and under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note does not contain any financial covenants.

  In December 2009, we entered into the $2.5 million Credit Agreement. Under the Credit Agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes.  Borrowings under the Credit Agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The Credit Agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period.  Amounts may be repaid and reborrowed under the Credit Agreement without penalty.  The note issued under the Credit Agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note.  The note is secured by $7.4 million of inventory and $4.4 million in trade accounts receivable of CB-USA under a security agreement. In April 2010, we borrowed $1.0 million under this Credit Agreement.

  In October 2008, we completed a $15.0 million private placement of our series A preferred stock with certain investors. In connection with the transaction, substantially all of the holders of CB-USA’s 9% senior secured notes, in the principal amount of $9.7 million plus accrued but unpaid interest, and all holders of our 6% convertible notes, in the principal amount of $9.0 million plus accrued but unpaid interest, converted their notes into shares of series A preferred stock. Each share of series A preferred stock automatically converted into common stock, as set forth in the certificate of designation of the series A preferred stock, when we amended our charter in the last quarter of fiscal 2009. In May 2009, we exchanged the remaining 9% senior secured notes, which had been amended so that, among other things, the interest rate was reduced to 3%, payable at maturity, in the principal amount of $0.3 million, plus accrued but unpaid interest of $14,275, for 200,000 shares of our common stock.

  In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of $1.1 million. The note is secured under a security agreement by the Betts & Scholl inventory acquired. The note provides for an initial payment of $0.3 million, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, compounded quarterly. The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.

  In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principle amount of $0.2 million to Gosling's Export in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008.

  Our current cash and working capital, the funds provided under the Frost Note and the funds available to us under the Credit Agreement, should provide us with sufficient funds to execute our planned operations for at least the next twelve months. We anticipate that from time to time we may borrow up to the full limit of our credit facility to fund operations, inventory requirements and potential acquisition opportunities.

  As of March 31, 2010, we had shareholders’ equity of $22.7 million and working capital of $11.3 million, compared to $26.0 million and $15.8 million, respectively, as of March 31, 2009, primarily due to our total comprehensive loss in fiscal 2010.

  As of March 31, 2010, we had cash and cash equivalents and short-term investments of approximately $1.3 million, as compared to $7.7 million as of March 31, 2009. The decrease is primarily attributable to the funding of our operations for the year ended March 31, 2010. At March 31, 2010, we also had approximately $0.7 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

  The following may result in a material decrease in our liquidity over the near-to-mid term:

•	continued significant levels of cash losses from operations;

•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

•	our ability to maintain and improve our relationships with our distributors and our routes to market;

•	our ability to procure raw materials at a favorable price to support our level of sales;

•	potential acquisition of additional brands; and

•	expansion into new markets and within existing markets in the United States and internationally.

Cash flows

  The following table summarizes our primary sources and uses of cash during the periods presented:

	Years ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,918)	$(10,863)
Investing activities	3,972	286
Financing activities	(774)	13,114

Effect of foreign currency translation	(11)	(77)

Net (decrease) increase in cash and cash equivalents	$(2,731)	$2,460

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

  On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits, bulk wine and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs or Tierras tequila. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers.

  During the year ended March 31, 2010, net cash used in operating activities was $5.9 million, consisting primarily of a net loss of $2.9 million, the effects of changes in foreign exchange of $2.4 million, a decrease in accounts payable and accrued expenses of $1.7 million , a $0.7 million decrease in due to related parties, a decrease in allowance for obsolete inventories of $0.6 million, a gain on the sale of intangible assets of $0.4 million and a gain on the conversion of debt of $0.3 million. These uses of cash were partially offset by a $1.2 million decrease in accounts receivable, depreciation and amortization expense of $0.9 million and a $0.7 million decrease in inventories.

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

  Investing Activities. We fund operating activities primarily with cash and short-term investments. Net cash provided by investing activities was $4.0 million for the year ended March 31, 2010, representing $3.7 million in net proceeds from the sale of certain short-term investments and $0.5 million in proceeds from the sale of intangible assets, offset by $0.1 million used in the acquisition of fixed assets and $0.1 million in payments under contingent consideration agreements.

  Net cash provided by investing activities was $0.3 million for the year ended March 31, 2009. Net proceeds from the purchase and sale of short-term investments provided $0.6 million, offset by the acquisition of fixed and intangible assets of $0.2 million and an increase in other assets of $0.1 million.

  Financing activities. Net cash used in financing activities for the year ended March 31, 2010 was $0.8 million, consisting of the repayment of $0.1 million to a bank in Ireland under our revolving credit facility, the repayment of $0.5 million on the Betts & Scholl note and $0.2 million for the repurchase of our common stock.

  Net cash provided by financing activities for fiscal 2009 was $13.1 million, primarily from the issuance of series A preferred stock, net of transaction costs.

Obligations and commitments

  Irish bank facilities. We have credit facilities with availability aggregating approximately €0.5 million ($0.7 million) with an Irish bank, including overdraft, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.5 million ($0.7 million) with the bank to secure these borrowings.

  We believe we are in compliance with the financial covenants of our Irish bank facilities as of March 31, 2010.

  Betts & Scholl note. In connection with our acquisition of the assets of Betts & Scholl, LLC in September 2009, we issued a secured promissory note in the aggregate principal amount of $1.1 million. The note is secured by the Betts & Scholl inventory acquired under a security agreement. This note provided for an initial payment of $0.3 million, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, the applicable federal rate on the acquisition date, compounded quarterly. This note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, this note.

  GCP note. In December 2009, GCP issued the GCP Note in the aggregate principal amount of $0.2 million to Gosling's Export in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008.

Currency Translation

  The functional currencies for our foreign operations are the Euro in Ireland and continental Europe and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Previously, gains or losses resulting from foreign currency transactions, including balances due from funding our international subsidiaries, were included in other income (expenses). In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of the investments in our foreign subsidiaries is included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment. As such, at each balance sheet date, we restated the Euro denominated intercompany balances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

  Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2010, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2010, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars were € 1.00 = U.S. $1.34530 (equivalent to U.S. $1.00 = €0.74320) for Euros and £1.00 = U.S. $1.50680 (equivalent to U.S. $1.00 = £0.66349) for British Pounds.

  These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

  We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2010 or 2009. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Recent accounting pronouncements

  We discuss recently issued and adopted accounting standards in the “Accounting standards adopted” and “Recent accounting pronouncements” sections of note 1 of the “Notes to Consolidated Financial Statements” in the accompanying consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

  This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and as follows:

•	our history of losses and expectation of further losses;

•	the effect of poor operating results on our company;

•	the adequacy of our cash resources and our ability to raise additional capital;

•	our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands;

•	our relationships with and our dependency on our distributors;

•	the impact of supply shortages and alcohol and packaging costs in general, as well as our dependency on a limited number of suppliers and inventory requirements;

•	the success of our sales and marketing activities;

•	economic and political conditions generally, including the current recessionary economic environment and concurrent market instability;

•	the effect of competition in our industry;

•	negative publicity surrounding our products or the consumption of beverage alcohol products in general;

•	our ability to acquire and/or maintain brand recognition and acceptance;

•	trends in consumer tastes;

•	our and our strategic partners’ abilities to protect trademarks and other proprietary information;

•	the impact of litigation;

•	the impact of currency exchange rate fluctuations and devaluations on our revenues, sales and overall financial results;

•	our executive officers, directors and principal shareholders own a substantial portion of our voting stock; and

•	the impact of federal, state, local or foreign government regulations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries (the "Company") as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years the ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010 and 2009, and the consolidated results of its operations, changes in sharehholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP
New York, New York
June 28, 2010

CASTLE BRANDS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,
	2010	2009
ASSETS:
Current Assets
Cash and cash equivalents	$1,281,141	$4,011,777
Short-term investments	—	3,661,437
Accounts receivable — net of allowance for doubtful accounts of $807,438 and $529,256, respectively	5,394,019	6,857,267
Due from affiliates	2,192	74,295
Inventories— net of allowance for obsolete and slow moving inventory of $370,869 and $1,355,159, respectively	9,243,801	8,169,667
Prepaid expenses and other current assets	960,033	719,700

Total Current Assets	16,881,186	23,494,143

Equipment — net	482,025	605,065
Other Assets
Intangible assets — net of accumulated amortization of $3,437,237 and $2,738,718, respectively	11,669,432	11,431,988
Goodwill	994,044	—
Restricted cash	693,966	676,403
Other assets	169,134	147,659

Total Assets	$30,889,787	$36,355,258

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable and capital leases	$425,435	$119,050
Accounts payable	3,826,705	3,791,096
Accrued expenses	657,934	2,511,833
Due to shareholders and affiliates	676,028	1,290,501

Total Current Liabilities	5,586,102	7,712,480

Long-Term Liabilities
Notes payable	434,034	300,000
Deferred tax liability	2,110,912	2,259,064

Total Liabilities	8,131,048	10,271,544

Commitments and Contingencies (Note 15)

Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—

Equity
Common stock, $.01 par value, 225,000,000 shares authorized, 107,955,207 and 101,612,349 shares issued and outstanding at March 31, 2010 and 2009, respectively	1,079,552	1,016,123
Additional paid-in capital	135,466,448	133,576,957
Accumulated deficit	(112,105,964)	(109,234,310)
Accumulated other comprehensive (loss) income	(1,768,531)	642,907

Total common shareholders’ equity	22,671,505	26,001,677

Noncontrolling interests	87,234	82,037

Total equity	22,758,739	26,083,714

Total Liabilities and Equity	$30,889,787	$36,355,258

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended March 31,
	2010	2009
Sales, net*	$28,475,842	$26,105,516
Cost of sales*	18,797,602	18,203,361
Reversal of provision for obsolete inventory	(657,599)	(360,133)

Gross profit	10,335,839	8,262,288

Selling expense	9,582,099	13,429,965
General and administrative expense	5,618,437	9,203,575
Depreciation and amortization	924,946	1,307,536
Goodwill and other intangible asset impairment	—	4,845,287

Loss from operations	(5,789,643)	(20,524,075)

Other income	491	60,724
Other expense	(49,993)	(78,013)
Foreign exchange gain (loss)	2,126,214	(4,117,564)
Interest income (expense), net	22,147	(1,579,012)
Gain on sale of intangible asset	405,900	—
Gain on exchange of note payable	270,275	4,173,716
Income tax benefit	148,152	148,152

Net loss	(2,866,457)	(21,916,072)
Net (income) loss attributable to noncontrolling interests	(5,197)	227,773

Net loss attributable to common shareholders	$(2,871,654)	$(21,688,299)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.03)	$(0.68)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	104,691,880	31,883,995

*Sales, net and Cost of sales include excise taxes of $5,022,230 and $4,222,394 for the years ended March 31, 2010 and 2009, respectively.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC.  AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE, MARCH 31, 2009	101,612,349	$1,016,123	$133,576,957	$(109,234,310)	$642,907	$82,037	$26,083,714

Comprehensive loss
Net loss				(2,871,654)		5,197	(2,866,457)
Foreign currency translation adjustment					(2,411,438)		(2,411,438)

Total comprehensive loss							(5,277,895)

Exchange of 3% note payable, including interest (net of gain on conversion of $270,275)	200,000	2,000	42,000				44,000
Repurchase and retirement of common stock	(1,000,000)	(10,000)	(170,000)				(180,000)
Issuance of common stock in connection with Betts & Scholl, LLC asset acquisition	7,142,858	71,429	1,857,143				1,928,572
Stock-based compensation			160,348				160,348

BALANCE, MARCH 31, 2010	107,955,207	$1,079,552	$135,466,448	$(112,105,964)	$(1,768,531)	$87,234	$22,758,739

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,866,457)	$(21,916,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	924,946	1,307,536
Goodwill and other intangible asset impairment	—	4,845,287
Gain on sale of intangible asset	(405,900)	—
Reversal of provision for doubtful accounts	316,365	378,851
Amortization of deferred financing costs	2,083	474,493
Deferred tax benefit	(148,152)	(148,152)
Effect of changes in foreign exchange	(2,424,857)	3,741,196
Stock-based compensation expense	160,347	1,653,619
Provision for obsolete inventories	(657,599)	(360,133)
Non-cash interest charge	2,645	350,891
Gain on exchange of note payable	(270,275)	(4,173,716)
Changes in operations, assets and liabilities:
Accounts receivable	1,219,534	(56,009)
Due from affiliates	72,823	(14,707)
Inventory	737,942	369,099
Prepaid expenses and supplies	(237,414)	76,115
Other assets	(23,558)	—
Accounts payable and accrued expenses	(1,668,131)	2,135,017
Due to related parties	(652,539)	473,394

Total adjustments	(3,051,740)	11,052,781

NET CASH USED IN OPERATING ACTIVITIES	(5,918,197)	(10,863,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(93,383)	(150,011)
Acquisition of intangible assets	—	(21,536)
Proceeds from sale of intangible asset	500,000	—
Payments under contingent consideration agreements	(95,472)	—
Increase in other assets	—	(112,659)
Short-term investments — net	3,661,437	570,207

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,972,582	286,001

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities — net	(126,438)	40,926
Note payable — Betts & Scholl	(461,208)	—
Payments of obligations under capital leases	(929)	(4,279)
Increase in restricted cash	(5,249)	(8,389)
Issuance of series A preferred stock	—	15,000,000
Payments for costs of stock issuance	—	(1,920,050)
Issuance of restricted common stock	—	5,786
Repurchase of common stock	(180,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(773,824)	13,113,994

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(11,197)	(77,312)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,730,636)	2,459,392
CASH AND CASH EQUIVALENTS — BEGINNING	4,011,777	1,552,385

CASH AND CASH EQUIVALENTS — ENDING	$1,281,141	$4,011,777

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Exchange of $314,275 of the 3% note payable, including all interest, by issuance of common stock for $44,000 in May 2009	$314,275	$—
Acquisition of Betts & Scholl, LLC assets by issuance of common stock in September 2009	$1,928,572	$—
Acquisition of Betts & Scholl, LLC assets by issuance of net note payable in September 2009	$844,541	$—
Promissory note issued to Goslings Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases	$211,580	$—
Exchange of 9% senior notes, including all interest, by issuance of 801,608 shares of series A preferred stock	$—	$10,020,100
Exchange of 6% convertible subordinated notes, including all interest, by issuance of 389,703 shares of series A preferred stock	$—	$9,045,000
Conversion of October 2008 promissory note, including all interest	$—	$2,002,778
Write-off of fully amortized intangible asset	$—	$732,000

Interest paid	$10,689	$730,254

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

B.
Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of vodka, whiskey, rums, tequila, liqueurs and wines in the United States, Canada, Europe, Latin America and the Caribbean. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported from Europe into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.
Brands —Rum — Gosling’s rums, a family of premium rums with a 200-year history, including the award-winning Gosling’s Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda.

Whiskey — three premium small batch bourbons: Jefferson’s, Jefferson’s Reserve and Jefferson’s Presidential Select; the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt and classic pure grain versions; Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; and Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years.

Vodka — Boru vodka, is an ultra-pure, five-times distilled and specially filtered premium vodka. Boru is produced in Ireland and has three flavor extensions (citrus, orange and Crazzberry).

Tequila — an organic, super-premium tequila, Tequila Tierras Autenticas de Jalisco or Tierras. Tierras was launched in 2009 and is the first USDA certified organic tequila in the United States. We are the exclusive U.S. importer and marketer of Tierras, which is available as blanco, reposado and añejo.

Liqueurs — Brady’s Irish Cream, a premium Irish cream liqueur; Celtic Crossing, a premium Irish liqueur; and, pursuant to an exclusive U.S. marketing arrangement, Pallini Limoncello, Raspicello and Peachcello premium Italian liqueurs.

Wines - Betts & Scholl wines, a family of fine wines that includes Grenache, Syrah and Riesling from Australia, Syrah from California, and Hermitage Blanc and Rouge from France. Each bottle of Betts & Scholl features the artwork of internationally renowned contemporary artists.

D.	Cash and cash equivalents — The Company considers all highly liquid instruments with a maturity at date of acquisition of three months or less to be cash equivalents.

E.
Investments — The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities”, classifying its investments based on the intended holding period. The Company currently classifies its investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of shareholders’ equity. Investments consist primarily of money market accounts and certificates of deposit that are highly liquid in nature and represent the investment of cash that is available for current operations.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

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

H.
Inventories — Inventories are comprised of distilled spirits, bulk wine, dry good raw materials (bottles, labels, corks and caps), packaging and finished goods, and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded in cost of goods sold. See Note 4.

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

Under ASC 350, “Intangibles - Goodwill and Other”, impairment of goodwill must be tested at least annually by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. The estimates that most significantly affect the fair value calculation are related to revenue growth, cost of sales, selling and marketing expenses and discount rates. Impairment testing is done at the reporting level. If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid. Rights, trademarks, trade names and formulations are indefinite lived intangible assets not subject to amortization and are tested for impairment at least annually. The impairment test consists of a comparison of the fair value of the asset group allocated to each reporting unit with its allocated carrying amount.

The fair value of each reporting unit was determined at March 31, 2010 and 2009 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. The Company did not record an impairment on goodwill or other intangible assets for the year ended March 31, 2010. The valuations resulted in the Company recording a goodwill impairment of $3,745,287 and an impairment on its indefinite lived intangible assets, comprised of trade names and distribution rights, of $1,100,000 for the year ended March 31, 2009. Such adjustments were attributable to downward revisions of earnings forecasted for future years, particularly as they relate to the international operations, and an overall decrease to the value of the comparable companies.

K.
Impairment of long-lived assets — Under the ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company concluded that there was no impairment during the year ended March 31, 2010 on its definite lived intangible assets.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

L.
Shipping and handling — The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense. The Company changed to “delivered pricing” in the year ended March 31, 2010, in which the Company is responsible for all shipping charges to its distributors and includes these charges in its price to the distributor. Previously, the individual distributors were responsible for shipping costs. Shipping charges included in selling expense amounted to $455,014 and $123,018 for the years ended March 31, 2010 and 2009, respectively.

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

O.
Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Also, the Company has funded the continuing operations of the international subsidiaries. The Company previously considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830. As such, at each balance sheet date, the Euro denominated intercompany balances included on the books of the foreign subsidiaries were restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss. In November 2009, in order to improve the liquidity of the foreign subsidiaries, the Company decided to eliminate $17,481,169 in intercompany balances by converting such balances into an additional investment in the subsidiaries. Beginning December 1, 2009, the translation gain or loss from the investments in the foreign subsidiaries is included in other comprehensive income.

P.
Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

•	Requires consideration of a company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

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

The Company has adopted the provisions of ASC 740 and has recognized no adjustment for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2010.

R.	Research and development costs — The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

S.
Advertising — Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $1,628,427 and $1,555,911 for the years ended March 31, 2010 and 2009, respectively.

T.
Use of estimates — The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and equity issuances, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

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

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

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

In June 2008, the FASB issued authoritative guidance in determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company implemented these provisions effective for the 2010 fiscal year and these provisions did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

The Company adopted this standard for the 2010 fiscal year and this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition. Further, the adoption of the standard had no effect on earnings-per-share because under the guidance, earnings-per-share data will continue to be calculated in the same way that data were calculated before the standard was issued.

W.
Reclassifications — In accordance with the authoritative guidance the Company adopted on April 1, 2009, the Company has presented and disclosed noncontrolling interests in its consolidated financial statements. Specifically, the Company:

•	reclassified $82,037 of noncontrolling interests at April 1, 2009 in GCP to a separate line within total equity;

•
recorded $227,773 of net loss attributable to noncontrolling interests in a separate line on the consolidated statements of operations after net loss to arrive at net loss attributable to common shareholders for the year ended March 31, 2009;

•	recorded $82,037 of net income attributable to noncontrolling interests for the year ended March 31, 2009, in a separate line on the consolidated statement of equity; and

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

•	included $227,773 of net loss attributable to noncontrolling interests in the net loss in the consolidated statements of cash flows for the year ended March 31, 2009.

X.
Recent accounting pronouncements — In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance became effective for the Company on April 1, 2010. The adoption of the standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In June 2009, the FASB issued authoritative guidance which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance became effective for the Company on April 1, 2010. The adoption of the standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. This guidance became effective for the Company on April 1, 2010. The adoption of the standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants outstanding. In computing diluted net loss per share for the years ended March 31, 2010 and 2009, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2010	2009
Stock options	3,089,900	3,555,975
Warrants to purchase common stock	2,016,814	2,305,432

Total	5,106,714	5,861,407

NOTE 3 — INVESTMENTS

The following is a summary of the Company’s short-term investments that are classified as available-for-sale securities:
		Gross
	Adjusted	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
March 31, 2009
Money market accounts	$1,001,320	$—	$1,001,320
Certificates of deposit	2,660,117	—	2,660,117

Total	$3,661,437	$—	$3,661,437

The Company’s investments have been classified within Level 1 of ASC 825 and are reported at fair value.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

NOTE 4 — INVENTORIES

	March 31,
	2010	2009
Raw materials	$2,961,887	$2,048,398
Finished goods – net	6,281,914	6,121,269

Total	$9,243,801	$8,169,667

As of March 31, 2010 and 2009, 47% and 61%, respectively, of raw materials and 4% and 6%, respectively, of finished goods were located outside of the United States.

The Company recorded reversals of its allowance for obsolete and slow moving inventory of $657,599 and $360,133 during the years ended March 31, 2010 and 2009, respectively, and disposed of $338,837 of obsolete inventory during the year ended March 31, 2010. These reversals were recorded as the Company was able to sell certain of the goods included in the allowance recorded during previous fiscal years. The reversals were recorded as a reduction in cost of sales. The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 5 — ACQUISITIONS AND DIVESTITURES

Acquisition of Betts & Scholl, LLC assets

On September 21, 2009, the Company, through its subsidiary CB-USA, acquired the assets of Betts & Scholl, LLC (“Betts & Scholl”), a premium wine maker formed in 2003 by Master Sommelier Richard Betts and Dennis Scholl. Pursuant to an asset purchase agreement, the Company issued to the sellers a total of 7,142,858 shares of the Company’s common stock, valued at $1,928,572. Also, the Company issued $1,094,541 in notes (of which $250,000 was paid at closing) for inventory, which consisted of finished goods and raw materials. As a result of the purchase price allocation, the Company recorded goodwill of $898,572. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of intangible assets acquired have been supported by a third party valuation based on weighted average cost of capital compared to a return on invested capital. The fair values allocated to the acquired Betts & Scholl net tangible and intangible assets are as follows: inventory of $1,094,541 and trade names, assembled workforce, and supplier and customer relationships of $1,030,000. The trade names have been determined to have indefinite useful lives and, accordingly, consistent with authoritative guidance, no amortization will be recorded in the Company’s consolidated statement of operations. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The customer relationships are being amortized on a straight-line basis over a period of ten years. The operating results of the Betts & Scholl business are reflected in the accompanying consolidated financial statements from the date of acquisition and were not material.

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, pursuant to a stock purchase agreement. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company will also pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of the acquired business through March 31, 2011. For the year ended March 31, 2010, $95,472 was earned by the sellers under this agreement. For the year ended March 31, 2009, no such earn-out was earned. The earn-out payments have been recorded as an increase to goodwill.

Sale of Sam Houston bourbon brand

In November 2009, the Company sold its Sam Houston bourbon brand and related inventory for $500,000 and $40,000, respectively. This sale of the Sam Houston bourbon brand resulted in a reduction in other identifiable intangible assets of $94,100 and a gain of $405,900 and is shown as a gain on sale of intangible asset on the accompanying consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

NOTE 6 — EQUIPMENT, NET

     Equipment consists of the following:

	March 31,
	2010	2009
Equipment and software	$1,790,219	$1,679,402
Furniture and fixtures	10,325	10,325

	1,800,544	1,689,727
Less: accumulated depreciation	1,318,519	1,084,662

Balance as of March 31, 2010	$482,025	$605,065

Depreciation expense for the years ended March 31, 2010 and 2009 totaled $226,496 and $243,620, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the years ended March 31, 2010 and 2009 were as follows:

Amount
Balance as of March 31, 2008	$3,745,287
Goodwill impairment	(3,745,287)

Balance as of March 31, 2009	$—

Acquisition of Betts & Scholl assets	898,572
Payments under McLain and Kyne agreement	95,472

Balance as of March 31, 2010	$994,044

Intangible assets consist of the following:

	March 31,
	2010	2009
Definite life brands	$170,000	$170,000
Trademarks	479,248	479,248
Rights	8,271,555	8,271,555
Distributor relationships	664,000	—
Product development	20,350	20,350
Patents	994,000	994,000
Other	28,544	28,480

	10,627,697	9,963,633
Less: accumulated amortization	3,437,237	2,738,718

Net	7,190,460	7,224,915
Other identifiable intangible assets — indefinite lived*	4,478,972	4,207,073

	$11,669,432	$11,431,988

Accumulated amortization consists of the following:

	March 31,
	2010	2009
Definite life brands	$137,885	$126,552
Trademarks	130,834	97,652
Rights	2,751,928	2,201,462
Distributor relationships	33,200	—
Product development	4,070	—
Patents	379,320	313,052

Accumulated amortization	$3,437,237	$2,738,718

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Amortization expense for the years ended March 31, 2010 and 2009 totaled $698,519 and $1,063,916, respectively.

The Company did not renew its supply agreement with The Carbery Group which expired on December 31, 2008. The Company adjusted the estimated useful life of the underlying intangible asset prospectively to agree to the termination date. The change in estimated useful life resulted in an additional $341,600 in amortization expense for the year ended March 31, 2009.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2011	$708,513
2012	708,513
2013	708,513
2014	708,513
2015	708,513

Total	$3,542,565

NOTE 8 — RESTRICTED CASH

At March 31, 2010 and 2009, the Company had €515,845 or $693,966 (translated at the March 31, 2010 exchange rate) and €512,132 or $676,403 (translated at the March 31, 2009 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility.

NOTE 9 — NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2010	2009
Notes payable consist of the following:
Credit facilities (A)	$—	$118,122
Note payable (B)	—	300,000
Note payable (C)	633,332	—
Note payable (D)	226,137	—

	859,469	418,122
Capital leases (E)	—	928

Total	$859,469	$419,050

A.
The Company has arranged various credit facilities aggregating €515,845 or $693,966 (translated at the March 31, 2010 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. Overdraft balances included in notes payable totaled $0 and $118,122 at March 31, 2010 and 2009, respectively.

B.
In May 2009, the Company exchanged its 3% note payable in the principal amount of $300,000, plus accrued but unpaid interest of $14,275, for 200,000 shares of common stock valued at $44,000. The Company recorded a pre-tax non-cash gain on the exchange of the note of $270,275 in the quarter ended June 30, 2009.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

C.
In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note in the aggregate principal amount of $1,094,541. This note is secured by the Betts & Scholl inventory acquired by the Company under a security agreement. This note provides for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under this note accrues at an annual rate of 0.84%, the applicable federal rate on the acquisition date, compounded quarterly. This note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. At March 31, 2010, $425,435 and $207,897 of principal due on this note is included in current and long-term liabilities, respectively.

D.
In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principle amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008. At March 31, 2010, $226,137, consisting of $211,580 of principal and $14,557 of accrued interest, due on the GCP Note is included in long-term liabilities.

E.
The Company financed the purchase of certain office equipment totaling $17,872. The equipment leases called for monthly payments of principal and interest at the rate of 5% per annum, to be paid through July 2009. As of March 31, 2009, the Company owed $928 under this lease.

Payments due on notes payable are as follows:

Years ending March 31,	Amount
2011	$425,435
2012	207,897
Thereafter	226,137

Total	$859,469

NOTE 10 — EQUITY

Common stock — In September 2009, the Company issued to the sellers an aggregate of 7,142,858 shares of Company common stock as partial consideration for the Betts & Scholl asset acquisition. The sale or transfer of these shares was restricted for a period of six months from the date of issuance.

Treasury stock — In May 2009, the Company repurchased 1,000,000 shares of its common stock in a private transaction at a cost of $0.18 per share. These shares were subsequently retired on February 4, 2010, in connection with the Company’s reincorporation from Delaware to Florida.

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2010, the Company had no forward contracts outstanding. At March 31, 2009, the Company held outstanding forward exchange positions for the purchase of Euros, which expired through April 2009, in the amount of $132,200 with a weighted average conversion rate of €1 = $1.32200 as compared to the spot rate at March 31, 2009 of €1 = $1.32076. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 12 — PROVISION FOR INCOME TAXES

The Company accounts for taxes in accordance with ASC 740, “Income Taxes”, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

Tax years 2008 through 2010 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2004 through 2010 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax benefit for the years ended March 31, 2010 and 2009 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2010, the Company had federal net operating loss carryforwards of approximately $64,000,000 for U.S. tax purposes, which expire through 2030 and foreign net operating loss carryforwards of approximately $19,400,000 which carry forward without limit of time. Utilization of the U.S. tax losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

The pre-tax income, on a financial statement basis, from foreign sources totaled $488,116 for the year ended March 31, 2010 and the pre-tax loss, on a financial statement basis, from foreign sources totaled ($2,244,563) for the year ended March 31, 2009.

The Company did not have any undistributed earnings from foreign subsidiaries at March 31, 2010 and 2009.

The following table reconciles the income tax benefit and the federal statutory rate of 34%.

	Years ended March 31,
	2010	2009
	%	%
Computed expected tax benefit, at 34%	34.00	34.00
Increase in valuation allowance	(74.21)	(27.03)
Effect of foreign rate differential	3.85	(2.49)
Taxes included in minority interest	(0.06)	0.36
Tax effect of gain (loss) on foreign exchange	25.17	(6.46)
Goodwill and other intangible asset impairment	—	(7.61)
Other	0.09	2.55
State and local taxes, net of federal benefit	6.00	6.00

Income tax benefit	(5.16)	(0.68)

In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the years ended March 31, 2010 and 2009, the Company recognized $148,152 and $148,152 of income tax benefit, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2010	2009
Deferred income tax assets:
Foreign currency transactions	$130,000	$166,000
Accounts receivable	74,000	47,000
Inventory	66,000	412,000
Stock based compensation	1,710,000	1,646,000
Amortization of intangibles	939,000	730,000
Net operating loss carryforwards — U.S.	25,607,000	23,346,000
Net operating loss carryforwards — foreign	1,939,000	1,987,000
Other	3,000	3,000

Total gross assets	30,468,000	28,337,000
Less: Valuation allowance	(30,468,000)	(28,337,000)

Net deferred asset	$—	$—

Deferred income tax liability:
Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in GCP	(1,481,468)	(1,629,620)

Net deferred income tax liability	$(2,110,912)	$(2,259,064)

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

The Company has recorded a full valuation allowance against its deferred tax assets as it believes it is more likely than not that such deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2010 and 2009 was approximately $30,468,000 and $28,337,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2010 and 2009 was $2,131,000 and $5,863,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

NOTE 13 — STOCK-BASED COMPENSATION

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

As established, there were 2,000,000 shares of common stock reserved and available for distribution under the Plan. In January 2009, the Company’s shareholders approved an amendment to the Plan to increase the number of shares available under the Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of March 31, 2010, 8,331,528 shares remain available for issuance under the Plan.

Stock based compensation expense for the years ended March 31, 2010 and 2009 amounted to $160,347 and $1,653,619, respectively, of which $39,480 and $701,540, respectively, is included in selling expense and $120,867 and $952,079, respectively, is included in general and administrative expense for the years ended March 31, 2010 and 2009, respectively. At March 31, 2010, total unrecognized compensation cost amounted to approximately $234,459, representing 2,171,786 unvested options and shares of restricted stock. This cost is expected to be recognized over a weighted-average period of 8.22 years. There were 26,900 shares exercised during the year ended March 31, 2010 and none exercised during the year ended March 31, 2009. Since the options exercised were de minimis incentive stock options, the Company did not recognize any related tax benefit for the years ended March 31, 2010 and 2009.

Stock Options — A summary of the options outstanding under the Plan is as follows:

	Years ended March 31,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,555,975	$2.57	1,617,625	$6.37
Granted	585,000	0.32	2,288,200	0.32
Exercised	(26,900)	0.21	—	0.00
Forfeited	(1,024,175)	5.35	(349,850)	5.45

Outstanding at end of period	3,089,900	$1.24	3,555,975	$2.57

Exercisable at period end	1,237,400	$2.62	1,825,975	$4.70

Weighted average fair value of grants during the period		$0.13		$0.12

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2010:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.01 — $0.50	2,589,400	8.88	736,900	$0.28	$11,906
$1.01 — $2.00	68,000	7.84	68,000	1.82	—
$5.01 — $6.00	218,500	4.12	218,500	5.96	—
$6.01 — $7.00	17,000	6.99	17,000	6.36	—
$7.01 — $8.00	189,500	5.67	189,500	7.57	—
$8.01 — $9.00	7,500	6.86	7,500	9.00	—

	3,089,900	8.31	1,237,400	$2.62	$11,906

Total stock options exercisable as of March 31, 2010 were 1,237,400. The weighted average exercise price of these options was $2.62. The weighted average remaining life of the options outstanding was 8.31 years and of the options exercisable was 7.26 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2010 and 2009:

		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2008	762,675	$7.10

Granted	2,288,200	0.32
Canceled or expired	(349,850)	5.45
Vested	(971,025)	4.70

Unvested at March 31, 2009	1,730,000	0.32

Granted	585,000	0.32
Canceled or expired	(30,000)	0.35
Vested	(432,500)	0.32

Unvested at March 31, 2010	1,852,500	$0.32

Restricted Stock Grants — On December 16, 2008, the Company’s Compensation Committee approved the grant of restricted common stock in lieu of cash retention payments under retention agreements dated June 15, 2008 between the Company and three of its executive officers. These executive officers received a total of 578,572 shares of restricted common stock. The restricted stock vests in two equal installments on February 11, 2010 and 2011. At March 31, 2010, 289,286 shares of the restricted stock had vested.

A summary of the restricted stock outstanding under the Plan is as follows:

Shares
Restricted stock outstanding at March 31, 2009	578,572
Granted	—
Canceled or expired	—

Restricted stock outstanding at March 31, 2010	578,572

Weighted average fair value per restricted share at grant date	$0.25
Weighted average share price at grant date	$0.26

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

The fair value of each award under the Plan is estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility and the volatility of a peer group of companies over the expected life of the option. The expected term and vesting of the options represents the estimated period of time until exercise. For the year ended March 31, 2009, the expected term and vesting of the options was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the year ended March 31, 2010, the expected term was determined using the simplified method available under current guidance, as the Company has had significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. Current authoritative guidance also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.

The fair value of options and restricted stock at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	March 31,
	2010	2009
Risk-free interest rate	2.98%	2.93%
Expected option life in years	6.25	5.23
Expected stock price volatility	65%	50%
Expected dividend yield	0%	0%

B.	Stock Warrants — The Company has entered into various warrant agreements.

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

Warrants to Purchase Common Stock Issued to Senior Note Holders

In connection with the issuance of senior notes in November 2006, the Company entered into warrant agreements granting the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2009. These warrants were recorded at relative fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount was recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. For the year ended March 31, 2009, the Company recorded $350,891 of additional senior note accretion as additional interest expense. No expense was recorded for the year ended March 31, 2010.

Warrant to Purchase Common Stock Issued to 2007 Credit Facility Lender

Upon entering into the credit agreement with Frost Nevada Investments Trust in October 2007, which was terminated in October 2008, the Company issued to the lender a warrant to purchase 50,000 shares of common stock at an exercise price of $4.00 per share at any time through March 31, 2012. The warrant is subject to anti-dilution provisions and vested upon issuance. The Company ascribed a fair value to the warrant of $59,801 and accounted for the warrant as a deferred financing cost that was amortized over the life of the underlying credit facility.

The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2008	2,305,432	6.93

Granted	—	—
Exercised	—	—
Forfeited	(107,118)	8.00

Warrants outstanding and exercisable, March 31, 2009	2,198,314	$6.88

Granted	—	—
Exercised	—	—
Forfeited	(181,500)	8.00

Warrants outstanding and exercisable, March 31, 2010	2,016,814	$6.78

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

NOTE 14 — RELATED PARTY TRANSACTIONS

A.
The Company entered into transactions with Knappogue Corp., a shareholder in the Company. Knappogue Corp. is controlled by the Company’s Chairman and his family. The transactions primarily involved rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes, including Company meetings and to entertain the Company’s customers. For the years ended March 31, 2010 and 2009, fees incurred by the Company to Knappogue Corp. amounted to $2,536 and $13,041 respectively. These charges have been included in selling expense.

B.
The Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provided for a various payments to BPW, Ltd., including a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company’s management through December 31, 2009, when the commitment expired. For the years ended March 31, 2010 and 2009, BPW, Ltd. was paid $58,288 and $65,563, respectively, under this contract. These charges have been included in general and administrative expense.

C.
I.L.A.R. S.p.A is a shareholder in the Company and an officer of I.L.A.R. S.p.A is a director of the Company. In August 2004, the Company entered into an agency agreement with I.L.A.R. S.p.A., the producer of Pallini Limoncello and its flavor extensions, to be the sole and exclusive importer of Pallini Limoncello and its flavor extensions throughout the United States and its territories and possessions. The agreement was automatically renewed under its provisions on December 31, 2009.

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

For the years ended March 31, 2010 and 2009 the Company purchased goods from Pallini Internazionale (“Pallini”), an affiliate of I.L.A.R. S.p.A for $2,590,646 and $3,639,394, respectively. As of March 31, 2010 and 2009 the Company was indebted to Pallini for $32,215 and $1,089,951, respectively, which is included in due to shareholders and affiliates on the consolidated balance sheet.

D.
On October 22, 2007, the Company entered into a $5,000,000 credit agreement with Frost Nevada Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company. Any amounts outstanding under the credit facility bore interest at a rate of 10% per annum, payable quarterly. No amounts were ever borrowed under the facility. This credit agreement was terminated in October 2008 in connection with the issuance of the Company’s series A convertible preferred stock. Upon entering into the credit agreement, the Company paid the lender a $175,000 facility fee. As additional consideration for entering into the agreement, the Company issued to the lender a warrant to purchase 50,000 shares of common stock at an exercise price of $4.00 per share. The Company ascribed a fair value to the warrant of $59,801 and accounted for the warrant as a deferred financing cost that was amortized over the life of the underlying credit facility.

E.
In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2010 and 2009, Vector Group was paid $128,510 and $47,011, respectively, under this agreement. These charges have been included in general and administrative expense.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

F.
In October 2008, the Company paid a $250,000 fee (plus out-of-pocket expenses of $23,986) to Ladenburg Thalmann & Co. Inc. for services it provided as financial advisor to the purchasers of the Company’s series A convertible preferred stock. In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”), the parent of Ladenburg Thalmann & Co. Inc., for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2010 and 2009, LTS was paid $200,055 and $43,051, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and two other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

A.
The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2014, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Irish Distillers may terminate this agreement at the end of its term in 2014. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2010, the Company has contracted to purchase approximately €960,000 or $1,291,488 (translated at the March 31, 2010 exchange rate) in bulk Irish whiskey, of which approximately €565,000 or $760,095 (translated at the March 31, 2010 exchange rate) has been purchased through March 31, 2010. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.
The Company has entered into a distribution agreement with Gaelic Heritage Corporation, Ltd., an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

C.
The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on April 1, 2010 and expires on April 2012 and provides for monthly payments of $16,779. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and calls for monthly payments of €1,394 or $1,875 (translated at the March 31, 2010 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2011 and calls for monthly payments of $1,778. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2011	$241,625
2012	223,845
2013	39,276
2014	14,998

Total	$519,744

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $307,483 and $397,627 for the years ended March 31, 2010 and 2009, respectively, and is included in general and administrative expense.

D.
Under the amended terms of the agreement under which the Company purchased McLain & Kyne, Ltd., the Company is obligated to pay an earn-out to the sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which shall not exceed $4,000,000, will be determined by calculations as defined in the agreement, as amended, through March 31, 2011. For the years ended March 31, 2010 and 2009, the Company paid $95,472 and $0, respectively, under this agreement.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

E.
In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Vector Group Ltd., a principal shareholder of the Company, Lafferty Ltd., a principal shareholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a Company director, Mark Andrews, the Company’s Chairman, and Richard J. Lampen, the Company’s President and Chief Executive Officer. Under the credit agreement, the Company may borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes. Any borrowings under the credit agreement will mature on April 1, 2013 and will bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note to be issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. The note is secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a Security Agreement. As of March 31, 2010, no amounts were drawn under the credit agreement. In April 2010, the Company borrowed $1,000,000 under this facility.

NOTE 16 — CONCENTRATIONS

A.
Credit Risk — The Company maintains its cash and short-term investment balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of March 31, 2010 and March 31, 2009, the Company exceeded the insured limit by approximately $760,000 and $4,434,000, respectively.

B.
Customers — Sales to four customers accounted for approximately 47.7% of the Company’s revenues for the year ended March 31, 2010 (of which one customer accounted for 32.0%) and approximately 40.7% of accounts receivable at March 31, 2010. Sales to three customers accounted for approximately 40.3% of the Company’s revenues for the year ended March 31, 2009 (of which one customer accounted for 31.6%) and approximately 30.8% of accounts receivable at March 31, 2009.

NOTE 17 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum, whiskey, liqueurs, vodka, tequila and wine. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the percentage of consolidated revenue, consolidated results of operations, consolidated net loss attributable to common shareholders, consolidated revenue by category and consolidated assets from the U.S. and foreign countries.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements - (Continued)

	Years ended March 31,
	2010		2009
Consolidated Revenue:
International	$4,254,801	14.9%	$5,573,880	21.4%
United States	24,221,041	85.1%	20,531,636	78.6%

Total Consolidated Revenue	$28,475,842	100.0%	$26,105,516	100.0%

Consolidated Results from Operations:
International	$(360,223)	6.2%	$(3,175,889)	15.5%
United States	(5,429,420)	93.8%	(17,348,186)	84.5%

Total Consolidated Results from Operations	$(5,789,643)	100.0%	$(20,524,075)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(894,306)	31.1%	$(3,716,856)	17.1%
United States	(1,977,348)	68.9%	(17,971,443)	82.9%

Total Consolidated Net Loss Attributable to Common Shareholders	$(2,871,654)	100.0%	$(21,688,299)	100.0%

Income tax benefit:
United States	148,152	100.0%	148,152	100.0%

Consolidated Revenue by category:
Rum	$9,260,326	32.5%	$8,450,467	32.4%
Liqueurs	6,714,226	23.6%	6,529,817	25.0%
Whiskey	5,738,809	20.2%	4,891,586	18.7%
Vodka	5,018,258	17.6%	5,539,473	21.2%
Tequila	564,709	2.0%	150,310	0.6%
Wine	331,334	1.1%	—	—%
Other*	848,180	3.0%	543,863	2.1%

Total Consolidated Revenue	$28,475,842	100.0%	$26,105,516	100.0%

Consolidated Assets:
International	$3,167,893	10.3%	$2,916,721	8.0%
United States	27,721,894	89.7%	33,438,537	92.0%

Total Consolidated Assets	$30,889,787	100.0%	$36,355,258	100.0%

* Includes related non-beverage alcohol products.

NOTE 18 — SUBSEQUENT EVENTS

The Company has evaluated events and transactions for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

Credit facility – In April 2010, the Company borrowed $1,000,000 under the $2,500,000 revolving credit facility.

Promissory note - In June 2010, the Company issued a $2,000,000 promissory note to Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company. Borrowings under the note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is payable at maturity. The note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The note does not contain any financial covenants.

Share repurchase – In June 2010, the Company repurchased 3,790,562 shares of its common stock at a price of $0.27 per share in a privately-negotiated transaction.  Also, the Company’s board of directors approved a stock repurchase program authorizing the Company to buy up to an additional 2,500,000 shares of its common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), as appropriate, to allow timely decisions regarding required disclosure.

     As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

     Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of March 31, 2010, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, have concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Item 9B. Other Information

We held our annual meeting of stockholders on February 4, 2010.

ELECTION OF DIRECTORS
The following nominees were elected to serve as directors, each to hold office until his or her successor is elected and qualified, by the following vote:

Nominee	FOR	WITHHELD
Mark Andrews	73,509,080	87,001

John F. Beaudette	73,557,510	38,570

Henry C. Beinstein	73,557,740	38,340

Harvey P. Eisen	73,558,910	37,170

Phillip Frost, M.D.	73,554,210	41,870

Glenn L. Halpryn	73,559,040	37,040

Richard J. Lampen	73,553,218	42,862

Micaela Pallini	73,543,147	52,933

Steven D. Rubin	73,557,710	38,370

Dennis Scholl	73,555,918	40,162

REINCORPORATION IN FLORIDA

The vote to approve the Reincorporation was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
73,495,611	45,782	54,688	5,851,677

RATIFICATION OF APPOINTMENT OF EISNER LLP AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The vote tabulation with respect to the ratification of the appointment of the independent registered public accounting firm for fiscal 2010 was as follows:

FOR	AGAINST	ABSTAIN
79,355,527	70,083	22,148

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2010.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth  in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2010.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements — See Index to Financial Statements at Item 8 on page 30 of this annual report on Form 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

2.1
Asset Purchase Agreement, dated as of September 21, 2009, by and between Castle Brands Inc. and Betts & Scholl, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on September 22, 2009)

2.2
Agreement and Plan of Merger dated February 9, 2010 between Castle Brands Inc., a Delaware corporation, and Castle Brands (Florida) Inc., a Florida corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on February 12, 2010)

3.1
Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

3.2	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

4.2
Secured Non-negotiable Promissory Note, dated as of September 21, 2009, made by Castle Brands Inc. in favor of Betts & Scholl, LLC (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on September 22, 2009)

4.3
Security Agreement, dated as of September 21, 2009, by and between Castle Brands Inc. and Betts & Scholl, LLC (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on September 22, 2009)

4.4
Credit Agreement, dated as of December 30, 2009, by and among Castle Brands Inc., Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., Mark E. Andrews, III, IVC Investors, LLLP, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, and Richard J. Lampen, including the note to be issued there under (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on December 30, 2009)

4.5
Security Agreement, dated as of December 30, 2009 by and among Castle Brands Inc., Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., Mark E. Andrews, III, IVC Investors, LLLP, Jacqueline Simkin Trust As Amended and Restated 12/16/2003, and Richard J. Lampen, including the note to be issued there under (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on December 30, 2009)

4.6
Note, dated as of June 21, 2010, made by the Company in favor of Frost Gamma Investments Trust  (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on June 21, 2010)

10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)

10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(1)(2)

10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(1)(2)

10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(1)

10.5	Stockholders' Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (1)

10.6	Agreement, dated as of August 27, 2004, between I.L.A.R. S.p.A. and Castle Brands (USA) Corp.(1)(2)

10.7	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)(2)

10.8
Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(1)

10.9	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(1)

10.10
Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.11	Form of Indemnification Agreement to be entered into with directors (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on October 14, 2008)

10.12
Form of Indemnification Agreement to be entered into with directors (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006 (“2006 Form S-1”)

10.13	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.14
Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 16, 2006)

10.15	Form of Warrant (incorporated herein by reference to Exhibit 10.65 to our quarterly report on Form 10-Q filed with the SEC on November 14, 2006)

10.16
Amended and Restated Employment Agreement, dated as of November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 13, 2007)#

10.17
Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.18	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)#

10.19
Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.20
Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, by and between Castle Brands Inc. and T.  Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.21
Form of Warrant issued by Castle Brands Inc. to the investors in connection with the April 2007 private offering (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 20, 2007)

10.22
Agreement, dated as of February 4, 2008, by and between Autentica Tequilera S.A. de C.V. and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.74 to our quarterly report on Form 10-Q filed with the SEC on February 14, 2008)(2)

10.23	Castle Brands Inc. 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.29 to our 2006 Form S-1)#

10.24	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to our 2006 Form S-1)#

10.25
Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.26	Contract, dated as of April 1, 2005, by and between Castle Brands Inc. and BPW LLC (incorporated by reference to Exhibit 10.51 to our 2006 Form S-1)

10.27	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP (incorporated by reference to Exhibit 10.52 to our 2006 Form S-1)

10.28	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q filed with the SEC on February 17, 2009)#

10.29	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on October 14, 2008)

10.30
Amendment No. 2 to Bottling and Services Agreement, dated as of July 23, 2009, by and between Terra Limited and Castle Brands Spirits Company Limited (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 29, 2009)(2)

10.31
Employment Agreement, made as of January 24, 2008, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to our annual report on Form 10-K filed with the SEC on July 29, 2009)#

21.1	List of Subsidiaries*

23.1	Consent of Eisner LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_____________

*	Filed herewith

#	Management Compensation Contract

(1)	Incorporated by reference to the exhibit with the same number to our 2006 Form S-1.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2010.

CASTLE BRANDS INC.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	June 28, 2010
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	June 28, 2010
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews	Director	June 28, 2010
Mark Andrews

/s/ John F. Beaudette	Director	June 28, 2010
John F. Beaudette

/s/ Henry C. Beinstein	Director	June 28, 2010
Henry C. Beinstein

/s/ Harvey P. Eisen	Director	June 28, 2010
Harvey P. Eisen

/s/ Phillip Frost, M.D.	Director	June 28, 2010
Phillip Frost, M.D.

/s/ Glenn L. Halpryn	Director	June 28, 2010
Glenn L. Halpryn

	Director	June 28, 2010
Micaela Pallini

/s/ Steven D. Rubin	Director	June 28, 2010
Steven D. Rubin

/s/ DENNIS SCHOLL	Director	June 28, 2010
Dennis Scholl