Form 10-K/A
period 2010-03-31
Castle Brands Inc
filed 2010-07-29
CIK 1311538

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2009 closing price was approximately $7,100,000 based on the closing price per share as reported on the NYSE Amex on such date. The registrant had 107,202,145 shares of common stock outstanding at July 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Castle Brands Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2010 (“Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2010 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, required to be filed with this Amendment.  Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K.  This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

CASTLE BRANDS INC.
FORM 10-K

TABLE OF CONTENTS

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

We believe that the combination of the various qualifications, skills and experiences of our directors contribute to an effective and well-functioning board and that, individually and as a whole, our directors possess the necessary qualifications to provide effective oversight of our business and quality advice to our management. Listed below are the names, ages and biographies of our current directors and executive officers. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are duly elected and appointed.

Mark Andrews, 60, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005. Mr. Andrews served as our chief executive officer from December 2003 until November 2008. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. Mr. Andrews oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. From 1987 until January 2006, Mr. Andrews served as a director of IVAX Corporation, a pharmaceutical company. He also serves as a life trustee of The New York Presbyterian Hospital in New York City. Mr. Andrews' pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, industry experience and the knowledge and experience he has attained through his service as a director of ours and other publicly-traded corporations.

John F. Beaudette, 52, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been the president of MHW, Ltd. (formerly named Monsieur Henri Wines Ltd.), a national alcoholic beverage importer, distributor and service company. From 1985 to 1994, Mr. Beaudette worked with PepsiCo Inc. and its affiliate company Monsieur Henri Wines in the distribution of Stolichnaya Vodka and other imported wine and spirit brands. During this period, Mr. Beaudette held positions such as director of planning for PepsiCo Wines & Spirits International and vice president of finance and chief financial officer of Monsieur Henri Wines. Mr. Beaudette is a director of The National Association of Beverage Importers Inc. (NABI) and serves on its executive committee. Mr. Beaudette's pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and extensive industry experience.

Henry C. Beinstein, 67, has served as a director of our company since January 2009. He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. He also served as a director of New Valley from March 1994 to December 2005. Mr. Beinstein has served as a director of Ladenburg Thalmann Financial Services Inc., the parent of the investment banking firm of Ladenburg Thalmann & Co. Inc., since May 2001. He retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience through his years at Coopers & Lybrand, Proskauer Rose LLP, Milbank, Tweed, Hadley & McCloy LLP and Schulte Roth & Zabel LLP, and the knowledge and experience he has attained through his service as a director of ours and other publicly-traded corporations.

Harvey P. Eisen, 67, has served as a director of our company since January 2009.  Mr. Eisen has served as a director of Five Star Products Inc., a wholesale distributor of home decorating products, since November 2007. Mr. Eisen has served as chairman of the board and chief executive officer of National Patent Development Corporation, the parent company of Five Star Products Inc., since June 2007 and also served as its president since July 2007. He has been a director of National Patent Development Corporation since 2004. He has served as chairman and managing member of Bedford Oak Advisors, LLC, an investment partnership, since 1998. Prior thereto, Mr. Eisen served as senior vice president of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993. Mr. Eisen also has appeared and currently appears regularly on such television networks as CNN and CNBC. Mr. Eisen has also been a director of GP Strategies Corporation, a provider of customized training solutions, since 2002 and has served as its chairman of the board since 2005.   Mr. Eisen's pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 73, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007. Dr. Frost has served as the chief executive officer and chairman of the board of directors of OPKO Health, Inc., a specialty healthcare company with emphasis on products for use in ophthalmology, since March 2007. Since July 2006, Dr. Frost has served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. Dr. Frost has been a director of Ladenburg Thalmann Financial Services Inc. since March 2005. In March 2010, Dr. Frost was named chairman of the board of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, and had previously served as vice chairman of the board of directors since January 2006. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. From 1972 to 1986, Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc., and from 1987 to January 2006, he served as chairman of the board of directors and chief executive officer of IVAX Corporation. Dr. Frost also serves as chairman of the board of directors of PROLOR Biotech, Inc., a development stage biopharmaceutical company. Dr. Frost is currently a director of Continucare Corporation, a provider of outpatient healthcare services. He also serves as Chairman of Temple Emanu-El, as a member of the Board of Regents of the Smithsonian Institution, as a director of the Florida Council of 100 and as a trustee of each of the University of Miami, the Scripps Research Institute, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost previously served as a director for Northrop Grumman Corp., Ideation Acquisition Corp. (now Searchmedia Holdings Ltd.), Protalix Bio Therapeutics, Inc., and Cellular Technical Services Company, Inc. (now SafeStitch Medical, Inc.), as chairman of Ivax Diagnostics, Inc. and as governor and co-vice-chairman of the American Stock Exchange (now NYSE Amex). Dr. Frost's pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his services as a director of publicly-traded corporations.

Glenn L. Halpryn, 49, has served as a director of our company since October 2008.  Since June 2001, Mr. Halpryn has served as chief executive officer and a director of Transworld Investment Corporation, a private investment company. Mr. Halpryn has been a director of Sorrento Therapeutics, Inc., a biopharmaceutical company, since the September 2009 merger of QuikByte Software, Inc. and Sorrento Therapeutics, Inc., and served as the chairman of the board, chief executive officer and president of QuickByte Software from July 2008 to August 2009. Mr. Halpryn was chairman of the board and chief executive officer of Orthodontix, Inc., a publicly held corporation, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006. Mr. Halpryn served as a director of Winston Pharmaceuticals, Inc., a publicly-held manufacturer of skin creams and prescription medications for the treatment of pain from the September 2008 merger of Winston Pharmaceuticals and Getting Ready Corporation until May 2010.  From December 2006 until such merger, Mr. Halpryn served as the chairman of the board and chief executive officer of Getting Ready. Mr. Halpryn served as the chairman of the board, chief executive officer and president of clickNsettle.com, Inc., a publicly-held shell corporation, from October 2007 until September 2008, following its merger with Cardo Medical, LLC. Mr. Halpryn was the president and secretary and a director of Longfoot Communications Corp., a publicly-held corporation, from March 2008 until its merger with Kidville Holdings, LLC in August 2008. Mr. Halpryn served as a director of Ivax Diagnostics, Inc., a publicly-held corporation from October 2002 until October 10, 2008. Since April 2010, Mr. Halpryn has served as a director of CDSI Holdings Inc., an affiliate of New Valley LLC seeking acquisition or investment opportunities.  Since May 2010, Mr. Halpryn has served as a director of ChromaDex Corp., a developer of phytochemical and botanical reference standards and related intellectual property. Since December 2008, Mr. Halpryn has served as a director of SearchMedia Holdings Ltd. (formerly Ideation Acquisition Corp.), a China-based billboard and in-elevator advertising company. Since 2000, Mr. Halpryn has been an investor and the managing member of investor groups that were joint venture partners in 26 land acquisition and development projects with one of the largest home builders in the country. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities. From April 1988 to June 1998, Mr. Halpryn was vice chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the president of, and beneficial holder of stock of, United Security Corporation, a broker-dealer registered with FINRA. Mr. Halpryn's pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his services as a director of publicly-traded corporations.

Richard J. Lampen, 56, has served as our president and chief executive officer and as a director of our company since October 2008. Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996. From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel and a director of New Valley LLC, now a subsidiary of Vector Group Ltd. Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc., the parent of Ladenburg Thalmann & Co. Inc. Mr. Lampen has served as a director of Ladenburg Thalmann Financial Services Inc. since January 2002. Since November 1998, he has served as president and chief executive officer of CDSI Holdings Inc. Mr. Lampen has served as a director of CDSI Holdings since January 1997. From May 1992 to September 1995, Mr. Lampen was a partner at the law firm of Steel Hector & Davis in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992.  Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director and as president and chief executive officer since 2008, his managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Micaela Pallini, Ph.D., 40, has served as a director of our company since October 2008. Ms. Pallini has served since May 1997 as a director and the head of production of I.L.A.R. S.p.A., a producer of alcoholic beverages located in Rome, Italy and a supplier to the Company under an exclusive marketing agreement. Ms. Pallini is the daughter of Virgilio Pallini, the President of I.L.A.R. S.p.A. Ms. Pallini is also a member of the board of directors of Unione Industriali di Roma, an association of Roman industrial entrepreneurs; a member of the board of directors and the audit committee of Federvini, the national association of Italian wine, spirit and liqueur providers; and a Vice President of B52, a national association for the promotion of women in business in Italy. Ms. Pallini was engaged in research activities before assuming her position with I.L.A.R. S.p.A. Ms. Pallini's pertinent experience, qualifications, attributes and skills include financial expertise and managerial and industry experience.

Steven D. Rubin, 50, has served as a director of our company since January 2009.  Mr. Rubin has served as executive vice president — administration since May 2007 and a director of Opko Health, Inc. since February 2007. Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically integrated sports licensing and products company, Safestitch Medical, Inc., a medical device company, SearchMedia Holdings Ltd., PROLOR Biotech, Inc., Neovasc, Inc., a medical device company, Kidville, Inc., an operator of upscale learning and play facilities for children, Cardo Medical, LLC, a producer and distributor of orthopedic and spinal medical devices, and Non-Invasive Monitoring Systems, Inc., a medical device company.  Mr. Rubin's pertinent experience, qualifications, attributes and skills include his experience as a practicing lawyer, general counsel and board member to multiple publicly-traded corporations.

Dennis Scholl, 54, has served as a director of our company since September 2009. Since September 2003, Mr. Scholl has served as co-founder and managing member of Betts & Scholl, LLC, a premium wine maker; we acquired the assets of Betts & Scholl in September 2009.  Since April 2010, Mr. Scholl has served as Vice President of Arts of the John S. and James L. Knight Foundation, a charitable foundation, and served as Miami Program Director of the Knight Foundation from February 2009 until April 2010. Since September 1987, Mr. Scholl has been founder and vice president of Morada Ventures, a firm engaged in real estate development and venture capital investment in the technology and pharmaceutical industries. Mr. Scholl's pertinent experience, qualifications, attributes and skills include financial expertise and managerial and industry experience.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	56	President and Chief Executive Officer
John S. Glover	55	Chief Operating Officer
T. Kelley Spillane	47	Senior Vice President — U.S. Sales
Alfred J. Small	41	Senior Vice President, Chief Financial Officer, Treasurer & Secretary

Listed below are biographical descriptions of our current executive officers. For Mr. Lampen’s information, see the description under "Directors" above.

John S. Glover, our chief operating officer, joined us in February 2008. From February 20, 2008 to October 11, 2008, Mr. Glover served as our senior vice president — marketing. From June 2006 to February 2008, Mr. Glover served as senior vice president - commercial management of Remy Cointreau USA. From January 2001 to June 2006, Mr. Glover served in various management positions at Remy Cointreau in the United States and France. From January 1999 to January 2001, he was a managing director and chief marketing officer for Bols Royal Distilleries in the Netherlands.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended March 31, 2010.

Corporate Governance Guidelines

Our board of directors has adopted a code of business conduct, which applies to all of our directors, executive officers and employees. The code of business conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees.  Our code of conduct is posted on our investor relations web site at http:/investor.castlebrandsinc.com.   We intend to post amendments to, or waivers from a provision of, our code of business conduct that apply to our principal executive officer, principal financial officer or persons performing similar functions on our web site.

Shareholder Nominations

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

Financial Expert on Audit Committee

Our board of directors has determined that Henry C. Beinstein is our “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) and is an “independent” director under applicable NYSE Amex rules.

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

Summary Compensation Table

The following table shows the compensation paid to our officers listed below ("Named Executive Officers") for our 2010 and 2009 fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus($)		Stock Awards(1)($)	Option Awards(1)($)	All Other Compensation ($)	Total($)
Richard J. Lampen (2)	2010	—	—		—	29,979	—	29,979
President and chief executive officer	2009	—	—		—	5,667	—	5,667

John Glover	2010	262,500	35,000		35,714	936		334,150
Chief operating officer	2009	255,871	35,000		6,696	51,052	192(3)	348,811

T. Kelley Spillane	2010	252,537	30,000	(4)	35,714	655	1,415(4)	320,321
Senior vice president – U.S. Sales	2009	252,537	61,296		6,696	34,493	2,922(5)	357,944

(1)
Represents the aggregate grant date fair value of stock-based compensation granted for fiscal 2010 and 2009 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in note 13 to our audited financial statements for the year ended March 31, 2010 included in our Original 10-K.

(2)
Mr. Lampen was appointed president and chief executive office in October 2008.  Mr. Lampen does not receive a salary of benefits from us in connection with his service.  Instead, we are party to a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to us Mr. Lampen's services.  For a discussion of this agreement, see "Item 13 -Certain Relationships and Related Transactions, and Director Independence – Agreement with Vector Group Ltd."

(3)
Represents interest on the promissory note issued in lieu of a cash bonus payment which bore interest at an annual rate of 4.5%, and accrued from June 19, 2008 through the October 2008 payment date following the closing of the sale of the series A convertible preferred stock.

(4)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane.

(5)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane and interest on the promissory note issued in lieu of a cash bonus payment as described in note 3 to this table.

Narrative Disclosure to Summary Compensation Table

Material Terms of Named Executive Officers’ Employment Agreements

The material terms of Messrs. Glover's and Spillane's employment agreements are described in the table below.  Mr. Lampen, our president and chief executive officer, does not receive a salary or benefits from us in connection with his service.  Instead, we are party to a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to us Mr. Lampen's services.  For a discussion of this agreement, see "Item 13 - Certain Relationships and Related Transactions, and Director Independence – Agreement with Vector Group Ltd."

Certain Material Terms of Employment Agreements with Named Executive Officers

Named Executive Officers	Date of Agreement	Current Annual Base Salary (1)	Performance Bonus (as Percentage of Annual Base Salary Unless Otherwise Indicated)	Number of Options Granted upon Execution of Agreement		Duration of Severance Payments(2)
Richard J. Lampen	—	—	—	—		—

John Glover	1/24/2008	$265,000	Up to 60%	60,000	(3)	12 months

T. Kelley Spillane	5/6/2010	252,537	(4)	—		12 months

(1)	Increases are at the compensation committee’s discretion.

(2)	Please see "-Potential Payments Upon Termination or Change in Control" below for a full description of these severance obligations.

(3)	Stock options granted in fiscal 2008 with an exercise price of $1.90 per share.

(4)	Mr. Spillane’s employment contract calls for him to receive performance bonuses at the discretion of our Compensation Committee, with no specific percentage.

  Annual Incentives to Named Executive Officers

We paid Mr. Glover and Mr. Spillane aggregate cash bonuses of $35,000 and $30,000 for fiscal 2010.  Mr. Spillane received a retention payment under an outstanding retention agreement in fiscal 2009 of $61,296. In fiscal 2009, we redeemed promissory notes that we issued to Messrs. Glover and Spillane in lieu of fiscal 2008 cash bonus payments.  Theses bonus and retention payments are included in the summary compensation table above under the heading "Bonus."  Interest under the notes issued in lieu of fiscal 2008 cash bonus payments is included in such table under the heading "All Other Compensation."

  Long-Term Equity-Based Incentive Awards

Outstanding Equity Awards at 2010 Fiscal Year-End

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of shares or units of stock that have not vested (#)	Equity Incentive Plan Awards: Market value of shares or units of stock that have not vested ($)
Richard J. Lampen	250,000	750,000(1)	0.35	11/3/2018	—	—

John Glover	60,000	—	1.90	1/24/2018	107,143(2)	25,714
	15,400	—	0.21	6/9/2018	—	—
	—	50,000(3)	0.35	6/22/2019	—	—

T. Kelley Spillane	60,000	—	6.00	1/9/2014	107,143(2)	25,714
	5,000	—	8.00	1/27/2015	—	—
	7,500	—	7.23	6/12/2016	—	—
	33,900	—	0.21	6/9/2018	—	—
	—	35,000(3)	0.35	6/22/2019	—	—

(1)	This option vests in three equal annual installments beginning on January 21, 2011.

(2)	This restricted stock grant vests on February 11, 2011.

(3)	This option vests in four equal annual installments with the first installment vesting on June 22, 2011.

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

  Indemnification

Our articles of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Florida law. We also have entered into indemnity agreements with each of our directors and named executive officers.

  Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on our company.

  Material Tax Implications of Our Compensation Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our shareholders. Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We did not pay any compensation during fiscal 2010 that would be subject to the limitations set forth in section 162(m).

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

Termination Without Cause

Under employment agreements with each of Messrs. Glover and Spillane, if we terminate the executive’s employment without “cause,” we have agreed to pay the executive his annual base salary and a pro-rated bonus, and provide benefits to maintain medical insurance, for 12 months following termination.

Also, if we terminate Mr. Glover's or Mr. Spillane's employment without “cause,” then such officer is entitled to accelerated vesting or other treatment of some or all of the stock options granted to such executive under the terms of such executive’s employment agreement.

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

Non-Renewal of Employment Agreement

If we do not renew either Mr. Glover's or Mr. Spillane’s employment agreement, each is entitled to receive his annual base salary and medical benefits for six months and a pro-rata share of his annual incentive bonus.

Termination Due to Disability

The employment agreements of Messrs. Glover and Spillane each provide that, in each case, if we terminate such executive due to a “disability,” we must pay such executive his annual base salary for a period of one year following the date of termination, minus any other disability benefits provided by us to the executive during this period, plus a pro-rated bonus for the year in which the termination occurs.   For each of Messrs. Glover and Spillane, a “disability” is defined in his employment agreement as a failure, because of illness or incapacity, to perform the duties of his employment for six months.

Termination by Employee with Good Reason

Each of Messrs. Glover's and Spillane's employment agreements provides that if he terminates his employment for “good reason,” we must pay the executive his annual base salary for a period of one year following the date of termination.

For Mr. Glover, “good reason” means a termination of his employment within 30 days after (i) a material diminution in nature, title or status of his responsibilities, (ii) dissolution or divestiture of all or a significant portion of our assets or another material change to us that would materially adversely diminish the nature, title or status of his job responsibilities, (iii) a relocation of his principal place of work to a location of more than 50 miles from our current office or (iv) our failure to perform any obligation under his employment agreement for a period of 15 days following written notice by him.  For Mr. Spillane, "good reason" means a termination of his employment within 30 days after (i) a material diminution in nature or status of his responsibilities, (ii) dissolution or divestiture of all or a significant portion of our assets or another material change to us that would materially adversely diminish the nature or status of his job responsibilities or (iii) our material breach of any provision under his employment agreement which is not cured within 15 business days following written notice by him.

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

Change in Control

If there is a “change of control” during the term of a named executive officer’s employment agreement, then such named executive officer is entitled to immediate vesting and settlement of all stock options granted to the named executive officer under our 2003 Stock Incentive Plan, as amended.

If Mr. Glover is terminated following or in connection with a “change of control” of our company (as defined for each executive below), then he will continue to be paid an amount equal to his base salary for a period of two years and is entitled to continue his benefits for 24 months following a termination of employment following, or in connection with, a “change of control.”

For Messrs. Glover and Spillane, a “change of control” is defined as (i) any person becoming the beneficial owner of 35% or more of our outstanding voting stock, other than directly from us; (ii) a merger or consolidation of our company where 49% or more of the voting stock of the surviving company is held by persons other than our former shareholders; (iii) during any period of two consecutive years, individuals who at the beginning of such period were members of our board of directors cease to constitute at least a majority thereof (unless the appointment, election, or the nomination for election by our shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period); or (iv) a sale or disposal of substantially all of our assets to an outside entity or entities.  Subclause (i) of the prior sentence will not apply to any acquisition of our securities by Dr. Phillip Frost, any member of his immediate family, any "person" or "group" (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership; corporate or other entity controlled by any of the foregoing.

The closing of the October 2008 series A convertible preferred stock transaction did not constitute a “change of control” under any employment agreement with a named executive officer.

The following table lists for each named executive officer the estimated potential severance payments and benefits that would be provided, if each listed termination circumstance occurred on March 31, 2009.

				Benefit of
				Acceleration
			Estimated	of Vesting
	Severance		Value of	of Stock
Named Executive Officer	Payment		Benefits(1)	Awards(2)
Richard J. Lampen
Termination without cause/for good reason	—		—	—
Non-renewal of employment agreement	—		—	—
Termination due to disability	—		—	—
Change in control	—		—	—

John Glover
Termination without cause/for good reason	$262,500	(3)	$12,534	$25,714
Non-renewal of employment agreement	$131,250	(3)	$6,267	N/A
Termination due to disability	$262,500	(3)	N/A	$25,714
Change in control	$525,000	(3)(4)	$25,068	$25,714

T. Kelley Spillane
Termination without cause/for good reason	$252,537	(3)	N/A	$25,714
Non-renewal of employment agreement	$126,269		$9,242	N/A
Termination due to disability	$252,537	(3)	N/A	$25,714
Change in control	N/A		N/A	$25,714

(1)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2010.

(2)
The estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 31, 2010, which was $0.24 and the exercise price of the stock option or the par value of the restricted stock, as applicable.  This column shows no benefit for Mr. Lampen since the exercise price for his stock options was above the closing price of our common stock at March 31, 2010.  This column shows a benefit for each of Messrs. Glover and Spillane due to the accelerated vesting of restricted stock awards granted to each such executive officer.

(3)	Severance payments would be paid out over the duration of the severance period.

(4)	Severance and benefits paid only if a change in control is followed by Mr. Glover’s termination.

DIRECTOR COMPENSATION

     The following table summarizes compensation paid to directors during our 2010 fiscal year.

Fiscal 2010 Director Compensation

	Fees	Option
	Earned	Awards($)(1)
	or Paid in	(Includes Prior
Name	Cash ($)	Fiscal Years)		Total ($)
Mark Andrews (2)	—	—		—
John Beaudette (3)	12,500	1,180	(3)	13,680
Henry C. Beinstein (4)	17,500	3,578	(4)	21,078
Harvey P. Eisen (5)	15,000	3,578	(5)	18,578
Phillip Frost, M.D. (6)	10,000	4,178	(6)	14,178
Glenn L. Halpryn(7)	17,500	4,178	(7)	21,678
Richard J. Lampen(8)	—	—	(8)	—
Micaela Pallini(9)	10,000	4,178	(9)	14,178
Steven D. Rubin(10)	20,000	3,578	(10)	23,578
Dennis Scholl(11)	5,222	2,698	(11)	7,920

(1)
Represents aggregate grant date fair value of stock options granted for 2010 fiscal year as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the director. Assumptions used in the calculation of such amount are included in note 13 to our audited financial statements for the year ended March 31, 2010 included in our Original 10-K.

(2)	Mr. Mark Andrews, our chairman, receives an annual salary of $100,000. We do not pay any additional compensation for his services as a director.
(

(3)	As of March 31, 2010, Mr. Beaudette held options to purchase 71,500 shares of our common stock.

(4)	As of March 31, 2010, Mr. Beinstein held options to purchase 120,000 shares of our common stock.

(5)	As of March 31, 2010, Mr. Eisen held options to purchase 120,000 shares of our common stock.

(6)	As of March 31, 2010, Dr. Frost held options to purchase 140,000 shares of our common stock.

(7)	As of March 31, 2010, Mr. Halpryn held options to purchase 140,000 shares of our common stock.

(8)
Mr. Lampen, our president and chief executive officer, receives no additional compensation for his services as a director.  For a description of equity compensation granted to Mr. Lampen, please see the "Summary Compensation Table" above.

(9)	As of March 31, 2010, Ms. Pallini held options to purchase 140,000 shares of our common stock.

(10)	As of March 31, 2010, Mr. Rubin held options to purchase 120,000 shares of our common stock.

(11)	As of March 31, 2010, Mr. Scholl held options to purchase 120,000 shares of our common stock.

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

Share Ownership

The table below shows the number of common shares beneficially owned as of July 23, 2010 by (i) those persons or groups known to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and executive officers as a group.  Percentage of beneficial ownership is based on 107,202,145 shares of common stock outstanding as of July 23, 2010.

	Beneficial ownership of our common stock
	Shares of
	Common
	Stock	Percentage
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., 15th Floor
Miami, FL 33137	33,249,921	31.0%
Vector Group Ltd. (2)
100 S.E. Second Street
Miami, FL 33131	11,428,576	10.7%
I.L.A.R. S.p.A (3)
via Tiburtina, 1314,
00131 Roma, Italy	8,571,432	8.0%
Lafferty Limited (4)
c/o Mr. Warren Roiter
Woodberry Associates Ltd.
3rd Floor
52 Conduit Street
London W1S 2YX, England	6,499,815	6.1%
Mark Andrews (5)	3,050,237	2.8%
John Beaudette (6)	50,746	*
Henry C. Beinstein (7)	25,000	*
Harvey P. Eisen (8)	25,000	*
John S. Glover (9)	195,043	0.2%
Glenn L. Halpryn (10)	2,887,144	2.7%
Richard J. Lampen (11)	511,501	0.5%
Micaela Pallini (12)	30,000	*
Steven D. Rubin (13)	26,000	*
Dennis Scholl	3,571,429	3.3%
T. Kelley Spillane (14)	251,570	0.2%
All directors and executive officers as a group (13 persons) (15)	43,999,941	41.04%

*	Less than one percent

(1)
This information has been derived from a Schedule 13D, as amended, filed with the SEC on July 6, 2010. Includes 207,000 shares of common stock issuable upon exercise of options and warrants exercisable within 60 days of July 23, 2010, including 137,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days as of July 23, 2010 that are held by the Frost Nevada Investments Trust, an entity of which Dr. Frost is the trustee. Frost-Nevada L.P. is the sole and exclusive beneficiary of Frost Nevada Investments Trust. Dr. Frost is one of five limited partners of Frost-Nevada L.P. and the sole shareholder of Frost-Nevada Corporation, the sole general partner of Frost Nevada L.P. Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust. Dr. Frost disclaims beneficial ownership of the shares underlying the warrants and the shares held by the Frost Nevada Investments Trust except to the extent of his pecuniary interest. Includes 23,072,355 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost- Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.

(2)
This information has been derived from a Schedule 13D filed with the SEC on October 23, 2008. Excludes 260,501 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group, and a director and the president and chief executive officer of our company, and 250,000 shares of common stock issuable upon exercise of options held by Mr. Lampen that are exercisable within 60 days of July 23, 2010. Also excludes 25,000 shares of common stock issuable upon the exercise of options held by Henry C. Beinstein, a director of our company, who is a director of Vector Group.

(3)
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

(5)
Includes 1,183,079 shares of common stock held by Knappogue Corp. Knappogue Corp. is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 150,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 24, 2009, 811,644 shares of common stock held by Mr. Andrews, 750,626 shares of common stock held jointly by Mr. Andrews’ with his wife.

(6)
Includes 9,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal stockholder. Mr. Beaudette disclaims beneficial ownership of these shares except to the extent of his pecuniary interest. Also includes 41,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2010.

(7)	Includes 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2010.

(8)	Includes 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2010.

(9)	Includes 87,900 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2010.

(10)
Includes 2,857,144 shares of common stock held by Halpryn Group IV, LLC, of which Mr. Halpryn is a member. Mr. Halpryn disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein. Also includes 30,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2010.

(11)
Includes 261,501 shares of common stock held by Richard J. Lampen and 250,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2010. Excludes 30,036 shares of common stock issuable upon exercise of warrants held by Ladenburg Thalmann & Co. Inc., a subsidiary of Ladenburg Thalmann Financial Services Inc., of which Mr. Lampen is a director and executive officer.

(12)
Includes 30,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2010. Excludes (i) 8,571,432 shares of common stock held by I.L.A.R. S.p.A, of which Ms. Pallini is an officer, and (ii) 214,412 shares of common stock owned by Virgilio Pallini, Ms. Pallini’s father, as to which she disclaims beneficial ownership pursuant to Rule 13d-4.

(13)	Includes 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2010.

(14)	Includes 115,150 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2010.

(15)
Includes 860,900 shares of common stock issuable upon exercise of options, and 177,000 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of July 23, 2010.

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

Series A Preferred Stock Purchase Agreement

Phillip Frost, M.D., one of our directors and our principal shareholder, controls Frost Gamma Investments Trust, which purchased $4,965,000 of our series A convertible preferred stock in October 2008, and advanced $2,000,000 to us under a promissory note we issued to Frost Gamma Investments Trust, as described in "Loans from Certain Executive Officers, Directors and Stockholders" section of this Item 13. Prior to the execution of the series A preferred stock purchase agreement, affiliates of Dr. Frost beneficially owned in excess of 5% of our outstanding shares of common stock, and, effective upon the execution of such agreement, Dr. Frost was appointed as a member of our board of directors.

Mr. Halpryn is a member of Halpryn Group IV, LLC, which purchased $1,000,000 of the series A convertible preferred stock under the series A preferred stock purchase agreement, and, effective upon the execution of such agreement, Mr. Halpryn was appointed as a member of our board of directors.

Mr. Lampen purchased $17,500 of the series A convertible preferred stock under the Series A Preferred Stock Purchase Agreement. Mr. Lampen is also the executive vice president of Vector Group Ltd., which purchased $4,000,000 of the series A convertible preferred stock under the Series A Preferred Stock Purchase Agreement, and the president and chief executive officer of Ladenburg Thalmann Financial Services Inc., the parent company of Ladenburg Thalmann & Co. Inc., which acted as financial adviser to the purchasers under the Series A Preferred Stock Purchase Agreement. Effective upon the execution of the Series A Preferred Stock Purchase Agreement, Mr. Lampen was appointed as a member of our board of directors and elected our president and chief executive officer. Mr. Beinstein, a director, is also a director of Vector Group Ltd.

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

December 2009 Credit Facility

In December 2009, we entered into a $2,500,000 revolving credit agreement (the “Credit Agreement”) with, among others, Frost Gamma Investments Trust, Vector Group Ltd., a principal shareholder of ours, Lafferty Ltd., a principal shareholder of ours, IVC Investors, LLLP, an entity affiliated with Glenn L. Halpryn, a director of ours, Mark Andrews, our Chairman, and Richard J. Lampen, our president and chief executive officer. Under the Credit Agreement, we may borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes. Borrowings under the Credit Agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The Credit Agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. Amounts may be repaid and reborrowed under the Credit Agreement without penalty. In April 2010, we borrowed $1,000,000 under this Credit Agreement. The note issued under the Credit Agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. As of March 31, 2010, the note was secured by $7,400,000 of inventory and $4,400,000 in trade accounts receivable of Castle Brands (USA) Corp., our wholly-owned subsidiary, which we refer to as CB-USA, under a security agreement.

Promissory Note with Frost Gamma Investments Trust

In June 2010, we issued a $2,000,000 promissory note to Frost Gamma Investments Trust (“Frost Note”). Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note does not contain any financial covenants.

Relationship with I.L.A.R. S.p.A.

Since August 2004, we have had an agreement with I.L.A.R. S.p.A., which became a more than 5% shareholder in October 2008, under which we are the exclusive U.S. importer for Pallini Limoncello and its flavor extensions. Ms. Pallini, one of our directors, is the head of production of I.L.A.R. S.p.A. For fiscal 2010 and 2009, we purchased $2,590,646 and $3,639,394 of goods from I.L.A.R. S.p.A., respectively.  Also, as of March 31, 2010 and 2009, we had a trade payable of $32,215 and $1,089,951, respectively due to an affiliate of I.L.A.R. S.p.A. under our import agreement.

Agreement with MHW Ltd.

Since April 1998, we and our predecessor have had an agreement with MHW Ltd., through which MHW acted as importer of record and distributor for our products in the United States, and provides accounting, inventory, payment, transportation and storage services for us. Mr. John Beaudette, one of our directors, is the president and a principal stockholder of MHW and MHW has a 10% ownership interest in our Celtic Crossing brand. For the 2010 and 2009 fiscal years, we incurred fees for services rendered by MHW in the amounts of $291,262and $302,353, respectively.

Agreement with BPW, Ltd.

We contracted with BPW, Ltd., for business development services including providing introductions for us to agency brands that would enhance our portfolio of products and assisting us in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by Mr. John Beaudette, one of our directors. The contract provided for a various payments to BPW, Ltd., including a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the us during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under our management through December 31, 2009, when the commitment expired. For fiscal 2010 and 2009, we paid $58,288 and $65,563, respectively, to BPW, Ltd. under this contract.

Betts & Scholl Note

In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of approximately $1,100,000. Dennis Scholl, one of our directors, is a managing member of Betts & Scholl, LLC, the holder of the note. The note is secured under a security agreement by the Betts & Scholl inventory acquired. The note provides for an initial payment of $300,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, compounded quarterly. The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. For fiscal 2010, we paid $464,708 to Betts & Scholl, LLC under the note.

Agreements with Carbery Group and its Affiliates

Mr. Colm Leen, a former director, is the financial director of the Carbery Group, which previously held more than 5% of our stock. We were party to a supply agreement with Carbery Milk Products Limited, which is a member of the Carbery Group, under which it acted as our sole distiller for Boru vodka in Ireland and the supplier of natural flavors for our products. This agreement expired in December 2008. For fiscal 2009, we purchased approximately €208,753 (recorded as $273,047 in our consolidated financial statements for such fiscal year) of goods from Carbery Milk Products.

Agreements with Ladenburg Thalmann & Co. Inc. and Ladenburg Thalmann Financial Services Inc.

In October 2008, we paid a $250,000 fee (plus out-of-pocket expenses of $23,986) to Ladenburg Thalmann & Co. Inc. for services it provided as financial advisor to the purchasers of the series A convertible preferred stock. Mr. Lampen, our president and chief executive officer and a director, is the president and chief executive officer and a director of Ladenburg Thalmann Financial Services Inc., the parent of Ladenburg Thalmann & Co. Inc.  Dr. Frost, one of our directors, is a principal shareholder and chairman of the board of Ladenburg Thalmann Financial Services Inc. Also Henry C. Beinstein, one of our directors, is a director of Ladenburg Thalmann Financial Services Inc. In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. for its costs in providing certain administrative, legal and financial services to us. For fiscal 2010 and 2009, we paid Ladenburg Thalmann Financial Services Inc. $200,055 and $43,051, respectively, under this agreement.

Transactions with Irish Distillers Group and its Affiliates

Until his retirement in 2006, Gill Jefferson, a former director, was employed in various capacities by Irish Distillers Group. Since January 1, 2005, we have had a supply agreement with Irish Distillers Limited, which is a member of Irish Distillers Group, under which it acts as our supplier of Irish whiskey. During fiscal 2009, we purchased from Irish Distillers Limited approximately €858,032 ($1,133,254) of goods.

Issuance of 6% Subordinated Convertible Notes

We paid total interest on our 6% subordinated convertible notes during fiscal 2009 of $180,000 to FURSA SPV LLC, which was formerly a more than 5% shareholder which held an aggregate of $6,000,000 principal amount of these 6% notes, and $91,000 to Black River Global Credit Fund Ltd., which was formerly a more than 5% shareholder and held an aggregate of $3,000,000 principal amount of these 6% notes.

On October 20, 2008, all of our 6% convertible notes, in the principal amount of $9,000,000, due March 1, 2010, plus $45,000 of accrued but unpaid interest, were converted into shares of series A convertible preferred stock at a per share price of $23.21 (which is, in effect upon conversion, $0.65 per share of common stock).

Loans from Certain Executive Officers, Directors and Shareholders

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

Certain of our directors and principal shareholders (including Dr. Frost and related entities, Mr. Andrews and Lafferty Limited) held 9% senior secured notes of our subsidiary, Castle Brands (USA) Corp.  The total interest paid to these noteholders during fiscal 2009 was $237,375.

Upon the closing of the series A preferred stock transaction in October 2008, substantially all of the outstanding principal of our 9% senior secured notes, in the principal amount of $9,700,000, due May 31, 2009, plus $320,000 of accrued but unpaid interest, were converted into shares of series A convertible preferred stock at a per share price of $12.50 (which is, in effect upon conversion, $0.35 per share of common stock).  The remaining unconverted notes, in the principal amount of $300,000, were amended, and later repurchased by us through the issuance of 200,000 shares of common stock.

Agreement with Vector Group Ltd.

In November 2008, we entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For fiscal 2010 and 2009, Vector Group was paid $128,510 and $47,011, respectively, under this agreement. Mr. Beinstein, a director, is also a director of Vector Group Ltd.

Independence of Directors

We follow the NYSE Amex rules in determining if a director is independent. Our board also consults with our counsel to ensure that the board's determination is consistent with those rules and other relevant laws and regulations regarding director independence. In making its independence determinations, our board considered that in the ordinary course of business we may engage in transactions in the ordinary course of business with some of the independent directors and to business organizations and individuals associated with them.  Our board determined that, based on available information, none of these relationships were material or affected the independence of any director.  Consistent with these considerations, our board of directors has determined that Messrs. Beaudette, Beinstein, Eisen, Halpryn and Rubin are independent directors. The other remaining directors may not be deemed independent under the NYSE Amex rules because we currently employ them or they have other relationships with us that may result in them being deemed not “independent.” All members of our audit, compensation and nominating and corporate governance committees are independent.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Eisner LLP

The following table sets forth the fees that we paid or accrued for the audit and other services provided by Eisner LLP, our independent auditors, in fiscal years 2010 and 2009:

	2010	2009
Audit Fees	$229,400	$311,500
Audit-Related Fees	4,845	—
Tax Fees	—	—
All Other Fees	—	—
Total	$234,245	$311,500

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

Audit-Related Fees

This category consists of assurance and related services provided by Eisner that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consulting and due diligence services rendered in connection with acquisitions.

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

Our audit committee pre-approved all fees of our principal accounting firm for fiscal 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements – See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 of the Original 10-K.

2.	Financial Statement Schedules – Omitted because they are not applicable or not required.

3.	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:
(b)

Exhibit Number	Exhibit
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2010.

CASTLE BRANDS INC.

By:	/s/ Richard J. Lampen
Richard J. Lampen President and Chief Executive Officer (Principal Executive Office)

By:	/s/ Alfred J. Small
Alfred J. Small Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)