Form 10-Q
period 2010-06-30
Castle Brands Inc
filed 2010-08-12
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

   The Company had 107,202,145 shares of $0.01 par value common stock outstanding at August 6, 2010.

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$889,455	$1,281,141
Accounts receivable — net of allowance for doubtful accounts of $759,620 and $807,438, respectively	5,293,019	5,394,019
Due from affiliates	—	2,192
Inventories— net of allowance for obsolete and slow moving inventory of $362,555 and $370,869, respectively	10,878,418	9,243,801
Prepaid expenses and other current assets	1,149,172	960,033

Total Current Assets	18,210,064	16,881,186

Equipment — net	429,713	482,025
Other Assets
Intangible assets — net of accumulated amortization of $3,620,538 and $3,437,237, respectively	11,492,668	11,669,432
Goodwill	1,029,492	994,044
Restricted cash	404,169	693,966
Other assets	167,050	169,134

Total Assets	$31,733,156	$30,889,787

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable and capital leases	$426,328	$425,435
Accounts payable	3,155,546	3,826,705
Accrued expenses	341,157	657,934
Due to shareholders and affiliates	1,683,903	676,028

Total Current Liabilities	5,606,934	5,586,102

Long-Term Liabilities
Notes payable	3,315,206	434,034
Deferred tax liability	2,073,874	2,110,912

Total Liabilities	10,996,014	8,131,048

Commitments and Contingencies (Note 11)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 107,202,145 and 107,955,207 shares issued and outstanding at June 30, and March 31, 2010, respectively	1,072,021	1,079,552
Additional paid-in capital	135,334,668	135,466,448
Accumulated deficit	(113,828,772)	(112,105,964)
Accumulated other comprehensive loss	(1,979,134)	(1,768,531)

Total shareholders’ equity	20,598,783	22,671,505

Noncontrolling interests	138,359	87,234

Total equity	20,737,142	22,758,739

Total Liabilities and Equity	$31,733,156	$30,889,787

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
	2010	2009
Sales, net*	$6,110,495	$5,854,226
Cost of sales*	3,884,551	3,960,292
Reversal of provision for obsolete inventory	(24,589)	(415,072)

Gross profit	2,250,533	2,309,006

Selling expense	2,511,453	2,679,490
General and administrative expense	1,244,999	1,374,084
Depreciation and amortization	235,731	219,372

Loss from operations	(1,741,650)	(1,963,940)

Other income	957	2
Other expense	—	(10,212)
Foreign exchange gain	57,515	1,041,953
Interest (expense) income, net	(25,543)	18,781
Gain on exchange of note payable	—	270,275
Income tax benefit	37,038	37,038

Net loss	(1,671,683)	(606,103)
Net (income) loss attributable to noncontrolling interests	(51,125)	47,110

Net loss attributable to common shareholders	$(1,722,808)	$(558,993)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.02)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	108,103,518	101,708,944

* Sales, net and Cost of sales include excise taxes of $1,060,396 and $1,174,604 for the three months ended June 30, 2010 and 2009, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE, MARCH 31, 2010	107,955,207	$1,079,552	$135,466,448	$(112,105,964)	$(1,768,531)	$87,234	$22,758,739

Comprehensive loss
Net (loss) income				(1,722,808)		51,125	(1,671,683)
Foreign currency translation adjustment					(210,603)		(210,603)

Total comprehensive loss							(1,882,286)

Repurchase and retirement of common stock	(3,790,562)	(37,906)	(985,569)				(1,023,475)
Issuance of common stock in exchange for fine wine inventory	3,000,000	30,000	810,000				840,000
Issuance of common stock in connection with stock option exercise	37,500	375	7,500				7,875
Stock-based compensation			36,289				36,289

BALANCE, JUNE 30, 2010	107,202,145	$1,072,021	$135,334,668	$(113,828,772)	$(1,979,134)	$138,359	$20,737,142

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,671,683)	$(606,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235,731	219,372
Reversal of provision for doubtful accounts	14,800	19,189
Amortization of deferred financing costs	2,083	—
Deferred tax benefit	(37,038)	(37,038)
Effect of changes in foreign exchange	(68,393)	(1,332,532)
Stock-based compensation expense	36,289	40,496
Provision for obsolete inventories	(24,589)	(415,072)
Gain on exchange of note payable	—	(270,275)
Changes in operations, assets and liabilities:
Accounts receivable	12,063	715,443
Due from affiliates	2,192	(5,884)
Inventory	(872,818)	159,763
Prepaid expenses and supplies	(193,189)	(262,582)
Accounts payable and accrued expenses	(860,734)	(1,572,164)
Due to related parties	1,007,875	204,891

Total adjustments	(745,728)	(2,536,393)

NET CASH USED IN OPERATING ACTIVITIES	(2,417,411)	(3,142,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(23,242)	(4,075)
Acquisition of intangible assets	(6,537)	—
Payments under contingent consideration agreements	(35,448)	—
Short-term investments — net	—	(24,982)

NET CASH USED IN INVESTING ACTIVITIES	(65,227)	(29,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities — net	1,000,000	(121,775)
Note payable — Betts & Scholl	(106,024)	—
Promissory note – Frost Gamma Investments Trust	2,000,000	—
Payments of obligations under capital leases	—	(928)
Return of restricted cash	235,706	—
Proceeds from stock option exercises	7,875	—
Repurchase of common stock	(1,023,475)	(180,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,114,082	(302,703)

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(23,130)	1,503
NET DECREASE IN CASH AND CASH EQUIVALENTS	(391,686)	(3,472,753)
CASH AND CASH EQUIVALENTS — BEGINNING	1,281,141	4,011,777

CASH AND CASH EQUIVALENTS — ENDING	$889,455	$539,024

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Exchange of $314,275 of 3% note payable, including all interest, by issuance of common stock for $44,000 in May 2009	$—	$314,275
Issuance of common stock in exchange for fine wine inventory in June 2010	$840,000	$—

Interest paid	$21,003	$10,689

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2010 is derived from the March 31, 2010 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2010 included in the Company’s annual report on Form 10-K for the year ended March 31, 2010, as amended (“2010 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2010 Form 10-K for additional disclosures and a description of accounting policies. The Company has evaluated subsequent events through the date the financial statements contained in this report were issued.

The Company expects its current cash and working capital and funds available under its revolving credit agreement to provide sufficient funds to execute planned operations for at least the next twelve months. The Company anticipates that from time to time it may borrow up to the full limit of the credit facility to fund operations, inventory requirements and potential acquisition opportunities.

A.
Description of business and business combination — The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Castle Brands (USA) Corp. (“CB-USA”), and McLain & Kyne, Ltd. (“McLain & Kyne”), and the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.
Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of vodka, whiskey, rums, tequila, liqueurs and fine wine in the United States, Canada, Europe, Latin America and the Caribbean. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported from Europe into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

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

D.
Impairment of long-lived assets — Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

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

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

F.
Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Also, the Company has funded the continuing operations of the international subsidiaries. The Company previously considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830. As such, at each balance sheet date, the Euro denominated intercompany balances included on the books of the foreign subsidiaries were restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss. In November 2009, to improve the liquidity of the foreign subsidiaries, the Company converted $17,481,169 in intercompany balances into an additional investment in the subsidiaries. Beginning December 1, 2009, the translation gain or loss from the investments in the foreign subsidiaries is included in other comprehensive income.

G.
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
•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are directly or indirectly observable for the asset or liability for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

H.
Income taxes — Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has not recognized any adjustments for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of June 30, 2010 or 2009.

The Company’s income tax benefit for the three months ended June 30, 2010 and 2009 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month periods ended June 30, 2010 and 2009, the Company recognized $37,038 of deferred tax benefits.

I.
Accounting standards adopted — In February 2010, the FASB issued authoritative guidance which eliminated as of February 2010 the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

In January 2010, the FASB issued authoritative guidance intended to improve disclosure about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Also, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

J.
Recent accounting pronouncements — In July 2010, the FASB issued authoritative guidance which requires expanded disclosures to help financial statement users understand the nature of credit risks inherent in a creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. The disclosures should be prepared on a disaggregated basis and provide a roll-forward schedule of the allowance for credit losses and detailed information on financing receivables including, among other things, recorded balances, nonaccrual status, impairments, credit quality indicators, details for troubled debt restructurings and an aging of past due financing receivables.  The guidance will be effective for the Company beginning December 15, 2010. The Company has evaluated the guidance and does not expect its adoption will have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants outstanding. In computing diluted net loss per share for the three months ended June 30, 2010 and 2009, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2010	2009
Stock options	4,379,000	3,124,900
Warrants to purchase common stock	2,016,814	2,081,814

Total	6,395,814	5,206,714

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 3 — INVENTORIES

	June 30, 2010	March 31, 2010
Raw materials	$3,027,880	$2,961,887
Finished goods – net	7,850,538	6,281,914

Total	$10,878,418	$9,243,801

As of June 30, and March 31, 2010, 54% and 47%, respectively, of raw materials and 3% and 4%, respectively, of finished goods were located outside of the United States.

The Company recorded reversals of its allowance for obsolete and slow moving inventory of $24,589 and $415,072 during the three months ended June 30, 2010 and 2009, respectively. These reversals were recorded as the Company was able to sell certain of the goods included in the allowance recorded during previous fiscal years. The reversals were recorded as a reduction in cost of sales. The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — ACQUISITIONS AND DIVESTITURES

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, pursuant to a stock purchase agreement. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company will also pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of the acquired business through March 31, 2011. For the three months ended June 30, 2010, $35,448 was earned by the sellers under this agreement. For the three months ended June 30, 2009, no such earn-out was earned. The earn-out payments have been recorded as an increase to goodwill.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended June 30, 2010 were as follows:

Amount
Balance as of March 31, 2010	$994,044

Payments under McLain and Kyne agreement	35,448

Balance as of June 30, 2010	$1,029,492

Intangible assets consist of the following:

	June 30, 2010	March 31, 2010
Definite life brands	$170,000	$170,000
Trademarks	479,248	479,248
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	26,951	20,350
Patents	994,000	994,000
Other	28,480	28,544

	10,634,234	10,627,697
Less: accumulated amortization	3,620,538	3,437,237

Net	7,013,696	7,190,460
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$11,492,668	$11,669,432

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

Accumulated amortization consists of the following:

	June 30, 2010	March 31, 2010
Definite life brands	$140,718	$137,885
Trademarks	139,129	130,834
Rights	2,889,916	2,751,928
Distributor relationships	49,800	33,200
Product development	5,088	4,070
Patents	395,887	379,320

Accumulated amortization	$3,620,538	$3,437,237

* Other identifiable intangible assets — indefinite lived consists of product formulations.

NOTE 6 — RESTRICTED CASH

At June 30, and March 31, 2010, the Company had €331,137 or $404,169 (translated at the June 30, 2010 exchange rate) and €515,845 or $693,966 (translated at the March 31, 2010 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. In April 2010, the Company reduced the aggregate amount of the credit facilities, and the commensurate cash restricted from withdrawal, by €185,000 or $225,806 (translated at the June 30, 2010 exchange rate).

NOTE 7 — NOTES PAYABLE AND CAPITAL LEASE

	June 30, 2010	March 31, 2010
Notes payable consist of the following:
Note payable (A)	$527,309	$633,332
Note payable (B)	214,225	226,137
Credit agreement (C)	1,000,000	—
Note payable (D)	2,000,000	—

Total	$3,741,534	$859,469

A.
In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note in the aggregate principal amount of $1,094,541. This note is secured by the Betts & Scholl inventory acquired by the Company under a security agreement. This note provides for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under this note accrues at an annual rate of 0.84%, compounded quarterly. This note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. At June 30, 2010, $426,328 and $100,981of principal due on this note is included in current and long-term liabilities, respectively.

B.
In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008. At June 30, 2010, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in long-term liabilities.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

C.
In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Vector Group Ltd., a principal shareholder of the Company, Lafferty Ltd., a principal shareholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a Company director, Mark Andrews, the Company’s Chairman, and Richard J. Lampen, the Company’s President and Chief Executive Officer. Under the credit agreement, the Company may borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. The note is secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a security agreement. At June 30, 2010, $1,000,000 of principal due on this credit agreement is outstanding and is included in long-term liabilities.

D.
In June 2010, the Company issued a $2,000,000 promissory note to Frost Gamma Investments Trust. Borrowings under the note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is payable at maturity. The note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At June 30, 2010, $2,000,000 of principal due on this note is included in long-term liabilities.

NOTE 8 — EQUITY

Common stock — In June 2010, the Company issued 3,000,000 shares of its common stock in exchange for fine wine inventory. The inventory was valued at $840,000 based on the closing price of the common stock on the date of the transaction.

Share repurchase – In June 2010, the Company repurchased 3,790,562 shares of its common stock at a price of $0.27 per share in a privately-negotiated transaction. Also, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock. As of June 30, 2010, no shares of the Company’s common stock had been repurchased under the repurchase program.

NOTE 9 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30, 2010, the Company held outstanding forward exchange positions for the purchase of Euros, which expire through September 2010, in the amount of $372,380 with a weighted average conversion rate of €1 = $1.24126 as compared to the spot rate at June 30, 2010 of €1 = $1.22055. At March 31, 2010, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 10 — STOCK-BASED COMPENSATION

In June 2010, the Company granted to employees and directors options to purchase an aggregate of 1,350,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The options, which expire in June 2020, vest 25% on each of the first four anniversaries of the date of grant. The Company has valued the options at $225,018 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended June 30, 2010 and 2009 amounted to $36,289 and $40,496, respectively. At June 30, 2010, total unrecognized compensation cost amounted to approximately $405,151, representing 3,113,750 unvested options. This cost is expected to be recognized over a weighted-average period of 9.2 years. There were 10,600 shares exercised during the three months ended June 30, 2010 and none exercised during the three months ended June 30, 2009. The Company did not recognize any related tax benefit for the three months ended June 30, 2010 and 2009 from these option exercises.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

A.
The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2014, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Irish Distillers may terminate this agreement at the end of its term in 2014. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2011, the Company has contracted to purchase approximately €909,882 or $1,110,556 (translated at the June 30, 2010 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

B.
The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on April 1, 2010 and expires on April 2012 and provides for monthly payments of $16,779. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and calls for monthly payments of €1,394 or $1,701 (translated at the June 30, 2010 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2011 and calls for monthly payments of $1,778. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 12 — CONCENTRATIONS

A.
Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of June 30, and March 31, 2010, the Company exceeded the insured limit by approximately $65,000 and $760,0000, respectively.

B.
Customers — Sales to three customers accounted for approximately 43.5% of the Company’s revenues for the three months ended June 30, 2010 (of which one customer accounted for 27.1%) and approximately 43.7% of accounts receivable at June 30, 2010. Sales to three customers accounted for approximately 45.0% of the Company’s revenues for the three months ended June 30, 2009 (of which one customer accounted for 31.3% of total sales). Sales to three customers accounted for approximately 40.3% of accounts receivable at June 30, 2009.

NOTE 13 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are vodka, rum, liqueurs, whiskey, tequila and fine wine. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the amounts and percentage of consolidated revenue, consolidated results from operations, consolidated net loss attributable to common shareholders, consolidated income tax benefit and consolidated assets from the U.S. and foreign countries and consolidated revenue by category.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	Three months ended June 30,
	2010		2009
Consolidated Revenue:
International	$795,986	13.0%	$881,688	15.1%
United States	5,314,509	87.0%	4,972,538	84.9%

Total Consolidated Revenue	$6,110,495	100.0%	$5,854,226	100.0%

Consolidated Results from Operations:
International	$15,318	(1.0)%	$(73,066)	3.7%
United States	(1,756,968)	101.0%	(1,890,874)	96.3%

Total Consolidated Results from Operations	$(1,741,650)	100.0%	$(1,963,940)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(59,586)	3.5%	$(242,212)	43.3%
United States	(1,663,222)	96.5%	(316,781)	56.7%

Total Consolidated Net Loss Attributable to Common Shareholders	$(1,722,808)	100.0%	$(558,993)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$2,679,634	43.9%	$2,267,207	38.7%
Liqueurs	1,190,318	19.5%	1,038,751	17.8%
Whiskey	869,420	14.2%	925,826	15.8%
Vodka	820,404	13.4%	1,229,360	21.0%
Tequila	73,600	1.2%	176,935	3.0%
Fine Wine	170,001	2.8%	—	—%
Other*	307,118	5.0%	216,147	3.7%

Total Consolidated Revenue	$6,110,495	100.0%	$5,854,226	100.0%

	As of June 30, 2010		As of March 31, 2010
Consolidated Assets:
International	$2,614,602	8.2%	3,167,893	10.3%
United States	29,118,554	91.8%	27,721,894	89.7%

Total Consolidated Assets	$31,733,156	100.0%	30,889,787	100.0%

* Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium brands in the following beverage alcohol categories: vodka, rum, whiskey, liqueurs, tequila and fine wine. We distribute these spirits in all 50 U.S. states and the District of Columbia, in twelve primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Jefferson’sTM, Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Clontarf® Irish Whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey®, TierrasTM tequila and Betts & SchollTM wines.

Our objective is to continue building a distinctive portfolio of global premium spirits, super premium and fine wine brands. We have shifted our focus from a volume-oriented approach to a profit-centric focus. To achieve this, we continue to seek to:

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

•
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and fine wine portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock; and

•
cost containment. We have taken significant steps to reduce our costs, which has resulted in a significant decrease in selling expense and general and administrative expense. These steps included: reducing staff in our U.S. and international operations; restructuring our international distribution system; changing distributor relationships in certain markets; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs, including professional fees, insurance, occupancy and other overhead costs. Efforts to further reduce expenses continue.

 Recent Events

Promissory Note

In June 2010, we issued a $2.0 million promissory note to Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of ours, which we refer to as the Frost Note. Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment.

Share Repurchase

In June 2010, we repurchased 3,790,562 shares of our common stock at a price of $0.27 per share in a privately-negotiated transaction. Also, our board of directors approved a stock repurchase program authorizing us to repurchase up to an additional 2.5 million shares of our common stock.

Currency Translation

The functional currencies for our foreign operations are the Euro in Ireland and continental Europe and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Previously, gains or losses resulting from balances due from funding our international subsidiaries, were included in other income (expenses). In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of the investments in our foreign subsidiaries is included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment. As such, at each balance sheet date, we restated the Euro denominated intercompany balances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

Where in this report we refer to amounts in Euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2010, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2010, the exchange rate of the Euro in exchange for U.S. Dollars was €1.00 = U.S. $1.22055 (equivalent to U.S. $1.00 = €0.81930) for Euros.

These conversions should not be construed as representations that the Euro amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2010, as amended, which we refer to as our 2010 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric:

	Three months ended June 30,
	2010	2009
Cases
United States	45,842	47,878
International	12,968	13,791

Total	58,810	61,669

Rum	26,432	23,008
Vodka	14,910	22,535
Liqueurs	11,123	9,242
Whiskey	5,363	6,258
Tequila	258	626
Fine Wine	724	—

Total	58,810	61,669

Percentage of Cases
United States	77.9%	77.6%
International	22.1%	22.4%

Total	100.0%	100.0%

Rum	44.9%	37.3%
Vodka	25.5%	36.6%
Liqueurs	18.9%	15.0%
Whiskey	9.1%	10.1%
Tequila	0.4%	1.0%
Fine Wine	1.2%	0.0%

Total	100.0%	100.0%

Results of operations

   The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended June 30,
	2010	2009
Sales, net	100.0%	100.0%
Cost of sales	63.6%	67.6%
Reversal of provision for obsolete inventory	(0.4)%	(7.0)%

Gross profit	36.8%	39.4%

Selling expense	41.1%	45.8%
General and administrative expense	20.4%	23.4%
Depreciation and amortization	3.9%	3.7%

Loss from operations	(28.6)%	(33.5)%

Other income	0.0%	0.0%
Other expense	0.0%	(0.2)%
Foreign exchange gain	0.9%	17.8%
Interest income (expense), net	(0.4)%	0.3%
Gain on exchange of note payable	0.0%	4.6%
Income tax benefit	0.6%	0.6%

Net loss	(27.5)%	(10.4)%

Net (income) loss attributable to noncontrolling interests	(0.8)%	0.8%

Net loss attributable to common shareholders	(28.3)%	(9.6)%

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Net sales. Net sales increased 4.4% to $6.1 million for the three months ended June 30, 2010, as compared to $5.9 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 77.9% for the three months ended June 30, 2010, as compared to 77.6% for the comparable prior-year period. U.S. net sales increased to $5.3 million for the three months ended June 30, 2010 from $5.0 million for the comparable prior-year period. 2010 results include $0.1 million in revenue from sales of Jefferson’s Presidential Select bourbon, which we launched in August 2009, and $0.2 million in revenue from sales of our Betts & Scholl wines, which we acquired in September 2009. The growth in U.S. sales reflects the momentum of most of our portfolio in the U.S., particularly for our Gosling’s rums. Boru vodka sales decreased due to our focus on improved margins for this brand and increased competition due to price reductions by competing brands. Case sales decreased while net sales increased in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as we focused our efforts on our more profitable brands and markets.

The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	3,424	1,324	14.9%	6.8%
Vodka	(7,625)	(5,715)	(33.8)%	(34.4)%
Liqueurs	1,881	1,724	20.4%	19.1%
Whiskey	(895)	275	(14.3)%	12.2%
Tequila	(368)	(368)	(58.8)%	(58.8)%
Fine Wine	724	724	0.0%	0.0%

Total	(2,859)	(2,036)	(4.6)%	(4.3)%

Gross profit. Gross profit was $2.3 million for each of the three months ended June 30, 2010 and 2009, while our gross margin decreased to 36.8% for the three months ended June 30, 2010 compared to 39.4% for the comparable prior-year period. During the three months ended June 30, 2010 and 2009, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.02 million and $0.4 million, respectively. We recorded these reversals because we were able to sell certain goods included in the allowance recorded during previous fiscal years. We recorded the reversals as a decrease in cost of sales. Absent the reversals of the allowance, our gross profit was $2.2 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and our gross margin was 36.4% and 32.4%, respectively. Absent the reversals, our gross profit and gross margin increased in the current period as we focused our efforts on our more profitable brands and markets.

Selling expense. Selling expense decreased 6.3% to $2.5 million for the three months ended June 30, 2010 from $2.7 million for the comparable prior-year period. This decrease in selling expense was attributable to our continued cost containment efforts, primarily due to a decrease in advertising, marketing and promotion expense of $0.3 million for the three months ended June 30, 2010 compared to the comparable prior-year period. This decrease was offset by an increase in employee expense, including salaries, related benefits and travel and entertainment, of $0.1 million for the three months ended June 30, 2010 compared to the comparable prior-year period, due to the addition of staff in our Fine Wine Division. As a result of our continued cost containment efforts, selling expense as a percentage of net sales decreased to 41.1% for the three months ended June 30, 2010 as compared to 45.8% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 9.4% to $1.2 million for the three months ended June 30, 2010 as compared to $1.4 million for the comparable prior-year period, primarily due to decreases of $0.1 million in professional fees and $0.1 million in insurance expense, respectively, due to our ongoing cost containment efforts. As a result, general and administrative expense as a percentage of net sales decreased to 20.4% for the three months ended June 30, 2010 as compared to 23.5% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three months ended June 30, 2010 and 2009.

Loss from operations. As a result of the foregoing, our loss from operations improved $0.3 million, or 11.3%, to $1.7 million for the three months ended June 30, 2010 from $2.0 million for the comparable prior-year period. As a result of our continued cost containment efforts, our focus on our more profitable brands and markets, and expected growth from our existing brands, recently acquired brands and brands we may acquire in the future, we anticipate continued improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Foreign exchange gain. Foreign exchange gain for the three months ended June 30, 2010 was $0.1 million as compared to a gain of $1.0 million for the three months ended June 30, 2009 due to the strengthening of the U.S. dollar against the Euro and the British Pound and its effect on our Euro- and British Pound-denominated intercompany advances to our foreign subsidiaries. In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of the investments in our foreign subsidiaries is included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830, "Foreign Currency Matters". As such, at each balance sheet date, we restated the Euro denominated intercompany balances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

Interest (expense) income, net. We had interest expense, net of ($0.03) million for the three months ended June 30, 2010 as compared to interest income, net of $0.02 million for the three months ended June 30, 2009. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources,” particularly our $2.5 million revolving credit facility. We expect interest expense to increase in future periods due to borrowings under the Frost Note and our expected borrowings over the next three years of up to the full limit of our revolving credit facility to fund operations, inventory requirements and potential acquisition opportunities.

Gain on exchange of note payable. In May 2009, we exchanged our subsidiary's outstanding 3% note payable for 200,000 shares of our common stock. This resulted in a pre-tax, non-cash gain of $0.3 million for the three months ended June 30, 2009.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests during the three months ended June 30, 2010 amounted to a loss of ($0.05) million as compared to income of $0.05 million for the comparable prior-year period, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders for the three months ended June 30, 2010 increased to a loss of $1.7 million from a loss of $0.6 million for the three months ended June 30, 2009. Net loss per common share, basic and diluted, was $0.02 per share for the three months ended June 30, 2010 as compared to $0.01 per share for the comparable prior-year period.

Liquidity and capital resources

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three months ended June 30, 2010, we had a net loss of $1.7 million, and used cash of $2.4 million in operating activities. As of June 30, 2010, we had an accumulated deficit of $113.8 million.

In June 2010, we issued the $2.0 million Frost Note. Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note does not contain any financial covenants.

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of our company, Vector Group Ltd., a principal shareholder of our company, Lafferty Ltd., a principal shareholder of our company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of our company, Mark Andrews, our chairman, and Richard J. Lampen, our president and chief executive officer. Under the credit agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. At June 30, 2010, the note was secured by $10.0 million of inventory and $4.4 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. In April 2010, we borrowed $1.0 million under the credit agreement.

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

In December 2009, Gosling-Castle Partners, Inc., a 60% owned subsidiary, issued a promissory note in the aggregate principal amount of $0.2 million to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008.

We expect our current cash and working capital and funds available to us under our revolving credit agreement, to provide us with sufficient funds to execute our planned operations for at least the next twelve months. We anticipate that from time to time we may borrow up to the full limit of our credit facility to fund operations, inventory requirements and potential acquisition opportunities.

As of June 30, 2010, we had shareholders’ equity of $20.7 million as compared to $22.8 million at March 31, 2010. This decrease is primarily due to our total comprehensive loss in three months ended June 30, 2010. We had working capital of $12.6 million at June 30, 2010 as compared to $11.3 million as of March 31, 2010. This increase is primarily due to increased inventory, particularly fine wine inventory.

As of June 30, 2010, we had cash and cash equivalents of approximately $0.9 million, as compared to $1.3 million as of March 31, 2010. The decrease is primarily attributable to the funding of our operations and working capital needs for the three months ended June 30, 2010. At June 30, 2010, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

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

Cash flows

   The following table summarizes our primary sources and uses of cash during the periods presented:

	Three months ended
	June 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,418)	$(3,142)
Investing activities	(65)	(29)
Financing activities	2,114	(303)
Effect of foreign currency translation	(23)	1

Net decrease in cash and cash equivalents	$(392)	$(3,473)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits, bulk wine and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila or Brunello di Montalcino wines. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers.

During the three months ended June 30, 2010, net cash used in operating activities was $2.4 million, consisting primarily of a net loss of $1.7 million, a $0.9 million increase in inventory, a $0.2 million increase in prepaid expenses and supplies and a $0.9 million decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a $1.0 million increase in due to related parties and depreciation and amortization expense of $0.2 million.

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

Investing Activities. Net cash used in investing activities was $0.07 million for the three months ended June 30, 2010, representing $0.03 million used in the acquisition of fixed and intangible assets and $0.04 million in payments under contingent consideration agreements.

Net cash used in investing activities was $0.03 million during the three months ended June 30, 2009, representing net purchases of certain short-term investments.

Financing activities. Net cash provided by financing activities for the three months ended June 30, 2010 was $2.1 million, consisting of the $2.0 million borrowed under the Frost Note, $1.0 million borrowed under our $2.5 million revolving credit agreement and a $0.2 million reduction in restricted cash. These proceeds were offset by the repayment of $0.1 million on the Betts & Scholl note and $1.0 million for the repurchase of our common stock.

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

Cautionary Note Regarding Forward Looking Statements

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our 2010 Annual Report, and as follows:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2010, we issued 3,000,000 shares of common stock to an accredited investor in exchange for fine wine inventory. The issuance was exempt from registration pursuant to Regulation D and Section 4(6) of the Securities Act of 1933, as amended.  No underwriters were utilized and no commissions or fees were paid with respect to the transaction.

   During the three months ended June 30, 2010, we made the following purchases of our common stock:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2010	—		—	—	—
May 1 to May 31, 2010	—		—	—	—
June 1 to June 30, 2010	3,790,562	(1)	$0.27	—	2,500,000	(2)
Total	3,790,562	(1)	$0.27	—	2,500,000	(2)

(1) We repurchased these shares in a private transaction.
(2) On June 21, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to repurchase up to 2,500,000 shares of our common stock.  The repurchase program may be terminated at any time by our board of directors.

Item 6. Exhibits

Exhibit
Number	Description
4.1
Note, dated as of June 21, 2010, made by the Company in favor of Frost Gamma Investments Trust (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on June 21, 2010).

10.1
Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 7, 2010).#

10.2
Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on May 7, 2010).#

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith
# Management compensation contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 11, 2010