Form 10-Q
period 2010-09-30
Castle Brands Inc
filed 2010-11-15
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

   The Company had 107,202,145 shares of common stock outstanding at November 11, 2010.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.          Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$923,357	$1,281,141
Accounts receivable — net of allowance for doubtful accounts of $573,629 and $807,438, respectively	5,254,687	5,394,019
Due from affiliates	—	2,192
Inventories— net of allowance for obsolete and slow moving inventory of $263,319 and $370,869, respectively	11,680,345	9,243,801
Prepaid expenses and other current assets	868,957	960,033

Total Current Assets	18,727,346	16,881,186

Equipment — net	488,229	482,025
Other Assets
Intangible assets — net of accumulated amortization of $3,803,839 and $3,437,237, respectively	11,310,679	11,669,432
Goodwill	1,038,552	994,044
Restricted cash	451,045	693,966
Other assets	51,437	169,134

Total Assets	$32,067,288	$30,889,787

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable and capital leases	$421,062	$425,435
Accounts payable	3,995,381	3,826,705
Accrued expenses	174,262	657,934
Due to shareholders and affiliates	1,631,193	676,028

Total Current Liabilities	6,221,898	5,586,102

Long-Term Liabilities
Notes payable	4,277,004	434,034
Deferred tax liability	2,036,836	2,110,912

Total Liabilities	12,535,738	8,131,048

Commitments and Contingencies (Note 11)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 107,202,145 and 107,955,207 shares issued and outstanding at September 30, and March 31, 2010, respectively	1,072,021	1,079,552
Additional paid-in capital	135,383,072	135,466,448
Accumulated deficit	(115,465,959)	(112,105,964)
Accumulated other comprehensive loss	(1,730,794)	(1,768,531)

Total controlling shareholders’ equity	19,258,340	22,671,505

Noncontrolling interests	273,210	87,234

Total equity	19,531,550	22,758,739

Total Liabilities and Equity	$32,067,288	$30,889,787

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Sales, net*	$8,218,574	$8,707,569	$14,329,069	$14,561,795
Cost of sales*	5,194,853	5,840,132	9,079,404	9,800,424
Reversal of provision for obsolete inventory	—	(90,198)	(24,589)	(505,270)

Gross profit	3,023,721	2,957,635	5,274,254	5,266,641

Selling expense	2,806,555	2,418,223	5,318,008	5,097,713
General and administrative expense	1,343,037	1,375,624	2,588,036	2,749,708
Depreciation and amortization	229,745	227,360	465,476	446,732

Loss from operations	(1,355,616)	(1,063,572)	(3,097,266)	(3,027,512)

Other income	—	143	957	145
Other expense	(300)	(11,469)	(300)	(21,681)
Foreign exchange (loss) gain	(111,761)	542,544	(54,246)	1,584,497
Interest (expense) income, net	(71,697)	8,076	(97,240)	26,857
Gain on exchange of note payable	—	—	—	270,275
Income tax benefit	37,038	37,038	74,076	74,076

Net loss	(1,502,336)	(487,240)	(3,174,019)	(1,093,343)
Net (income) loss attributable to noncontrolling interests	(134,851)	15,779	(185,976)	62,889

Net loss attributable to common shareholders	$(1,637,187)	$(471,461)	$(3,359,995)	$(1,030,454)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	107,202,145	102,588,639	107,650,369	102,151,195

* Sales, net and Cost of sales include excise taxes of $1,232,857 and $1,530,181 for the three months ended September 30, 2010 and 2009, respectively, and $2,293,253 and $2,704,785 for the six months ended September 30, 2010 and 2009, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE, MARCH 31, 2010	107,955,207	$1,079,552	$135,466,448	$(112,105,964)	$(1,768,531)	$87,234	$22,758,739

Comprehensive loss
Net (loss) income				(3,359,995)		185,976	(3,174,019)
Foreign currency translation adjustment					37,737		37,737

Total comprehensive loss							(3,136,282)

Repurchase and retirement of common stock	(3,790,562)	(37,906)	(985,569)				(1,023,475)
Issuance of common stock in exchange for fine wine inventory	3,000,000	30,000	810,000				840,000
Issuance of common stock in connection with stock option exercises	37,500	375	7,500				7,875
Stock-based compensation			84,693				84,693

BALANCE, SEPTEMBER 30, 2010	107,202,145	$1,072,021	$135,383,072	$(115,465,959)	$(1,730,794)	$273,210	$19,531,550

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,174,019)	$(1,093,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465,476	446,732
Provision for doubtful accounts	29,664	30,685
Amortization of deferred financing costs	4,167	—
Deferred tax benefit	(74,076)	(74,076)
Effect of changes in foreign exchange	33,565	(1,855,246)
Stock-based compensation expense	84,693	82,374
Reversal of provision for obsolete inventories	(24,589)	(505,270)
Gain on exchange of note payable	—	(270,275)
Changes in operations, assets and liabilities:
Accounts receivable	98,286	(1,498,981)
Due from affiliates	2,192	(13,173)
Inventory	(1,539,394)	666,724
Prepaid expenses and supplies	91,476	(130,609)
Other assets	113,530	35,057
Accounts payable and accrued expenses	(273,080)	(1,184,207)
Due to related parties	955,165	1,114,847

Total adjustments	(32,925)	(3,155,418)

NET CASH USED IN OPERATING ACTIVITIES	(3,206,944)	(4,248,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(101,901)	(33,224)
Acquisition of intangible assets	(7,848)	—
Payments under contingent consideration agreements	(44,508)	(45,903)
Short-term investments — net	—	1,464,881

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(154,257)	1,385,754

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities — net	2,000,000	(118,948)
Note payable — Betts & Scholl	(212,271)	(250,000)
Promissory note – Frost Gamma Investments Trust	2,000,000	—
Payments of obligations under capital leases	—	(928)
Return of restricted cash	236,654	—
Proceeds from stock option exercises	7,875	—
Repurchase of common stock	(1,023,475)	(180,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,008,783	(549,876)

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(5,366)	864
NET DECREASE IN CASH AND CASH EQUIVALENTS	(357,784)	(3,412,019)
CASH AND CASH EQUIVALENTS — BEGINNING	1,281,141	4,011,777

CASH AND CASH EQUIVALENTS — ENDING	$923,357	$599,758

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for fine wine inventory in June 2010	$840,000	$—

Exchange of $314,275 of 3% note payable, including all interest, by issuance of common stock for $44,000 in May 2009	$—	$314,275
Acquisition of Betts & Scholl, LLC assets by issuance of common stock in September 2009	$—	$1,928,572
Acquisition of Betts & Scholl, LLC assets by issuance of note payable in September 2009	$—	$844,541

Interest paid	$54,960	$5,778

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

In August 2010, the CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays CB-USA a per-case fee for the use of its existing infrastructure, sales force and distributor network to promote the brands. Under the terms of the agreement, CB-USA initially owns 20% of the entity and will acquire an increasing stake in the brand based on achieving case sale targets.

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

F.
Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Also, the Company has funded the continuing operations of the international subsidiaries. The Company previously considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830. As such, at each balance sheet date, the Euro denominated intercompany balances included on the books of the foreign subsidiaries were restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss. In November 2009, to improve the liquidity of the foreign subsidiaries, the Company converted $17,481,169 in intercompany balances due from the foreign subsidiaries into an additional investment in the subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of any investment in the foreign subsidiaries will be included in other comprehensive income.

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

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:
▪	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
▪	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
▪	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
▪	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:
▪	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
▪
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are directly or indirectly observable for the asset or liability for substantially the full term of the financial instrument.

▪	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

H.
Income taxes — Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has not recognized any adjustments for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of September 30, 2010 or 2009.

The Company’s income tax benefit for the three months and six months ended September 30, 2010 and 2009 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month and six-month periods ended September 30, 2010 and 2009, the Company recognized $37,038 and $74,076 of deferred tax benefits, respectively.

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

 NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants outstanding. In computing diluted net loss per share for the three months and six months ended September 30, 2010 and 2009, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Six months ended September 30,
	2010	2009
Stock options	4,529,000	3,224,900
Warrants to purchase common stock	2,016,814	2,081,814

Total	6,545,814	5,306,714

NOTE 3 — INVENTORIES

	September 30, 2010	March 31, 2010
Raw materials	$4,471,862	$2,961,887
Finished goods – net	7,208,483	6,281,914

Total	$11,680,345	$9,243,801

As of September 30, and March 31, 2010, 64% and 47%, respectively, of raw materials and 3% and 4%, respectively, of finished goods were located outside of the United States.

The Company recorded reversals of its allowance for obsolete and slow moving inventory of $90,198 during the three months ended September 30, 2009 and $24,589 and $505,270 during the six months ended September 30, 2010 and 2009, respectively. These reversals were recorded as the Company was able to sell certain of the goods included in the allowance recorded during previous fiscal years. The Company did not record any reversal during the three months ended September 30, 2010. The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — ACQUISITIONS AND DIVESTITURES

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, pursuant to a stock purchase agreement. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company will also pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of the acquired business through March 31, 2011. For the six months ended September 30, 2010 and 2009, $44,508 and $45,903 was earned by the sellers under this agreement, respectively. The earn-out payments have been recorded as an increase to goodwill.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended September 30, 2010 were as follows:

Amount
Balance as of March 31, 2010	$994,044

Payments under McLain and Kyne agreement	44,508

Balance as of September 30, 2010	$1,038,552

Intangible assets consist of the following:

	September 30, 2010	March 31, 2010
Definite life brands	$170,000	$170,000
Trademarks	479,248	479,248
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	28,262	20,350
Trade secrets, formulations and patents	994,000	994,000
Other	28,480	28,544

	10,635,545	10,627,697
Less: accumulated amortization	3,803,838	3,437,237

Net	6,831,707	7,190,460
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$11,310,679	$11,669,432

Accumulated amortization consists of the following:

	September 30, 2010	March 31, 2010
Definite life brands	$143,552	$137,885
Trademarks	147,425	130,834
Rights	3,027,903	2,751,928
Distributor relationships	66,400	33,200
Product development	6,105	4,070
Trade secrets, formulations and patents	412,453	379,320

Accumulated amortization	$3,803,838	$3,437,237

* Other identifiable intangible assets — indefinite lived consists of product formulations.

NOTE 6 — RESTRICTED CASH

At September 30, and March 31, 2010, the Company had €331,419 or $451,045 (translated at the September 30, 2010 exchange rate) and €515,845 or $693,966 (translated at the March 31, 2010 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. In April 2010, the Company reduced the aggregate amount of the credit facilities, and the commensurate cash restricted from withdrawal, by €185,000 or $236,654 (translated at the exchange rate then in effect).

NOTE 7 — NOTES PAYABLE AND CAPITAL LEASE

	September 30, 2010	March 31, 2010
Notes payable consist of the following:
Note payable (A)	$421,062	$633,332
Note payable (B)	216,869	226,137
Credit agreement (C)	2,000,000	—
Note payable (D)	2,060,135	—

Total	$4,698,066	$859,469

A.
In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note in the aggregate principal amount of $1,094,541. This note is secured by the Betts & Scholl inventory acquired by the Company under a security agreement. This note provides for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under this note accrues at an annual rate of 0.84%, compounded quarterly. This note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. At September 30, 2010, $421,062 of principal due on this note is included in current liabilities.

B.
In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008. At September 30, 2010, $216,869, consisting of $211,580 of principal and $5,289 of accrued interest, due on the GCP Note is included in long-term liabilities.

C.
In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Vector Group Ltd., a principal shareholder of the Company, Lafferty Ltd., a principal shareholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a Company director, Mark Andrews, the Company’s Chairman, and Richard J. Lampen, the Company’s President and Chief Executive Officer. Under the credit agreement, the Company may borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. The note is secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a security agreement. At September 30, 2010, $2,000,000 of principal due on this credit agreement was outstanding and is included in long-term liabilities. As of the date of this report, the Company has borrowed the full $2,500,000 available under this credit agreement.

D.
In June 2010, the Company issued a $2,000,000 promissory note to Frost Gamma Investments Trust. Borrowings under the note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is payable at maturity. The note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At September 30, 2010, $2,060,135, consisting of $2,000,000 of principal and $60,135 of accrued interest is included in long-term liabilities in respect of the Frost Note.

NOTE 8 — EQUITY

Common stock — In June 2010, the Company issued 3,000,000 shares of its common stock in exchange for fine wine inventory. The inventory was valued at $840,000 based on the closing price of the common stock on the date of the transaction.

Share repurchase – In June 2010, the Company repurchased 3,790,562 shares of its common stock at a price of $0.27 per share in a privately-negotiated transaction. Also, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock. As of September 30, 2010, no shares of the Company’s common stock had been repurchased under the repurchase program.

NOTE 9 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30, 2010 and March 31, 2010, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 10 — STOCK-BASED COMPENSATION

In June 2010, the Company granted to employees, directors and certain consultants options under the Company’s 2003 Stock Incentive Plan to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The options, which expire in June 2020, vest 25% on each of the first four anniversaries of the date of grant. The Company has valued the options at $250,020 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended September 30, 2010 and 2009 and for the six months ended September 30, 2010 and 2009amounted to $48,404 and $41,878, respectively and $84,693 and $82,374, respectively. At September 30, 2010, total unrecognized compensation cost amounted to approximately $391,286, representing 3,238,750 unvested options. This cost is expected to be recognized over a weighted-average period of 2.83 years. There were 37,500 shares exercised during the six months ended September 30, 2010 and none exercised during the six months ended September 30, 2009. The Company did not recognize any related tax benefit for the three and six months ended September 30, 2010 and 2009 from these option exercises.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

A.
The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2014, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Irish Distillers may terminate this agreement at the end of its term in 2014. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2011, the Company has contracted to purchase approximately €909,882 or $1,238,303 (translated at the September 30, 2010 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.
The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on April 1, 2010 and expires on April 1, 2012 and provides for monthly payments of $16,779. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and calls for monthly payments of €1,394 or $1,897 (translated at the September 30, 2010 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2011 and calls for monthly payments of $1,778. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 12 — CONCENTRATIONS

A.
Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of September 30, and March 31, 2010, the Company exceeded the insured limit by approximately $200,000 and $760,000, respectively.

B.
Customers — Sales to three customers accounted for approximately 43.5% and 50.4% of the Company’s revenues for the three months ended September 30, 2010 and 2009, respectively, (of which one customer accounted for 28.4% and 34.7%, respectively, of total sales). Sales to three customers accounted for approximately 43.5% and 50.6% of the Company’s revenues for the six months ended September 30, 2010 and 2009, respectively, (of which one customer accounted for 27.9% and 34.9%, respectively, of total sales).  Sales to three customers accounted for approximately 33.6% of accounts receivable at September 30, 2010.

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

	Three months ended September 30,
	2010		2009
Consolidated Revenue:
International	$725,185	8.8%	$1,026,722	11.8%
United States	7,493,389	91.2%	7,680,847	88.2%

Total Consolidated Revenue	$8,218,574	100.0%	$8,707,569	100.0%

Consolidated Results from Operations:
International	$(92,524)	6.8%	$(97,474)	9.2%
United States	(1,263,092)	93.2%	(966,098)	90.8%

Total Consolidated Results from Operations	$(1,355,616)	100.0%	$(1,063,572)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(149,485)	9.1%	$(274,888)	58.3%
United States	(1,487,702)	90.9%	(196,573)	41.7%

Total Consolidated Net Loss Attributable to Common Shareholders	$(1,637,187)	100.0%	$(471,461)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$3,014,299	36.7%	$2,707,389	31.1%
Liqueurs	2,216,698	27.0%	2,371,342	27.2%
Whiskey	1,138,569	13.9%	1,534,645	17.6%
Vodka	991,129	12.1%	1,614,770	18.6%
Tequila	95,395	1.2%	162,471	1.9%
Fine Wine	290,072	3.5%	—	—%
Other*	472,412	5.6%	316,952	3.6%

Total Consolidated Revenue	$8,218,574	100.0%	$8,707,569	100.0%

	Six months ended September 30,
	2010		2009
Consolidated Revenue:
International	$1,521,172	10.6%	$1,908,410	13.1%
United States	12,807,897	89.4%	12,653,385	86.9%

Total Consolidated Revenue	$14,329,069	100.0%	$14,561,795	100.0%

Consolidated Results from Operations:
International	$(77,206)	2.5%	$(170,540)	5.6%
United States	(3,020,060)	97.5%	(2,856,972)	94.4%

Total Consolidated Results from Operations	$(3,097,266)	100.0%	$(3,027,512)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(209,071)	6.2%	$(517,101)	50.2%
United States	(3,150,924)	93.8%	(513,353)	49.8%

Total Consolidated Net Loss Attributable to Common Shareholders	$(3,359,995)	100.0%	$(1,030,454)	100.0%

Income tax benefit:
United States	74,076	100.0%	74,076	100.0%

Consolidated Revenue by category:
Rum	$5,693,932	39.7%	$4,974,595	34.2%
Liqueurs	3,407,015	23.8%	3,410,093	23.4%
Whiskey	2,007,989	14.0%	2,460,470	16.9%
Vodka	1,811,533	12.6%	2,844,130	19.5%
Tequila	168,995	1.2%	339,406	2.3%
Fine Wine	460,074	3.2%	—	—%
Other*	779,531	5.5%	533,101	3.7%

Total Consolidated Revenue	$14,329,069	100.0%	$14,561,795	100.0%

	As of September 30, 2010		As of March 31, 2010
Consolidated Assets:
International	$2,780,030	8.7%	3,167,893	10.3%
United States	29,287,258	91.3%	27,721,894	89.7%

Total Consolidated Assets	$32,067,288	100.0%	30,889,787	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium brands in the following beverage alcohol categories: vodka, rum, whiskey, liqueurs, tequila and fine wine. We distribute these spirits in all 50 U.S. states and the District of Columbia, in twelve primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum® , Jefferson’sTM , Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Clontarf® Irish Whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey® , TierrasTM tequila, Travis Hasse’s Original® Pie Liqueurs, A. de Fussigny Cognacs and Betts & SchollTM wines, including the CC: line of wines.

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits and fine wine brands as we move towards profitability. To achieve this, we continue to seek to:

▪
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

▪
improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This has included restructurings and personnel reductions throughout our company. We continue to review costs and seek to reduce expense in our current operations to achieve profitability in future operations;

▪
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and fine wine portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock; and

▪
cost containment. We have taken significant steps to reduce our costs, which has resulted in a significant decrease in general and administrative expense. These steps included: reducing staff in our U.S. and international operations; restructuring our international distribution system; changing distributor relationships in certain markets; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs, including professional fees, insurance, occupancy and other overhead costs. Efforts to further reduce expenses continue.

  Recent Events

DP Castle Partners, LLC

In August 2010, we formed DP Castle Partners, LLC  (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original® Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original® Pie Liqueurs and we have the global distribution rights for this brand. DPCP pays us a per-case fee for the use of our existing infrastructure, sales force and distributor network to promote the brands. Under the terms of the agreement, we initially own 20% of the entity and will acquire an increasing stake in the brand based on achieving case sale targets.

Revolving Credit Facility

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of our company, Vector Group Ltd., a principal shareholder of our company, Lafferty Ltd., a principal shareholder of our company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of our company, Mark Andrews, our chairman, and Richard J. Lampen, our president and chief executive officer. Under the credit agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. At September 30, 2010, the note was secured by $10.2 million of inventory and $4.5 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. We have borrowed the full $2.5 million available under the credit agreement as of the date of this report.

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

Share Repurchase

In June 2010, we repurchased 3,790,562 shares of our common stock at a price of $0.27 per share in a privately-negotiated transaction. Also, our board of directors approved a stock repurchase program authorizing us to repurchase up to an additional 2.5 million shares of our common stock. As of the date of this report, no shares of our common stock had been repurchased under the repurchase program.

Currency Translation

The functional currencies for our foreign operations are the Euro in Ireland and continental Europe and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Previously, gains or losses resulting from balances due from funding our international subsidiaries were included in other income (expenses). In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances due from our foreign subsidiaries into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of any investment in our foreign subsidiaries will be included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment. As such, at each balance sheet date, we restated the Euro denominated intercompany balances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

Where in this report we refer to amounts in Euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2010, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2010, the exchange rate of the Euro in exchange for U.S. Dollars was €1.00 = U.S. $1.36095 (equivalent to U.S. $1.00 = €0.73465).

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

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cases
United States	65,825	67,351	111,667	115,228
International	12,628	18,944	25,596	32,735

Total	78,453	86,295	137,263	147,963

Rum	31,680	27,591	58,112	50,599
Vodka	18,031	29,818	32,941	52,352
Liqueurs	19,403	19,533	30,526	28,775
Whiskey	6,886	8,765	12,249	15,023
Tequila	376	588	634	1,214
Fine Wine	1,791	—	2,515	—
Other	286	—	286	—

Total	78,453	86,295	137,263	147,963

Percentage of Cases
United States	83.9%	78.0%	81.4%	77.9%
International	16.1%	22.0%	18.6%	22.1%

Total	100.0%	100.0%	100.0%	100.0%

Rum	40.4%	32.0%	42.4%	34.2%
Vodka	23.0%	34.6%	24.0%	35.4%
Liqueurs	24.6%	22.6%	22.2%	19.4%
Whiskey	8.8%	10.1%	8.9%	10.2%
Tequila	0.5%	0.7%	0.5%	0.8%
Fine Wine	2.3%	0.0%	1.8%	0.0%
Other	0.4%	0.0%	0.2%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

   The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Sales, net	100.0%	100.00%	100.00%	100.00%
Cost of sales	63.2%	67.1%	63.4%	67.3%
Reversal of provision for obsolete inventory	0.0%	(1.1)%	(0.2)%	(3.5)%

Gross profit	36.8%	34.0%	36.8%	36.2%

Selling expense	34.1%	27.8%	37.1%	35.0%
General and administrative expense	16.4%	15.8%	18.1%	18.9%
Depreciation and amortization	2.8%	2.6%	3.2%	3.1%

Loss from operations	(16.5)%	(12.2)%	(21.6)%	(20.8)%

Other income	0.0%	0.0%	0.0%	0.0%
Other expense	0.0%	(0.1)%	0.0%	(0.1)%
Foreign exchange (loss) gain	(1.4)%	6.2%	(0.4)%	10.8%
Interest income, net	(0.9)%	0.1%	(0.7)%	0.2%
Gain on exchange of note payable	0.0%	0.0%	0.0%	1.9%
Income tax benefit	0.5%	0.4%	0.5%	0.5%

Net loss	(18.3)%	(5.6)%	(22.2)%	(7.5)%
Net (income) loss attributable to noncontrolling interests	(1.6)%	0.2%	(1.3)%	0.4%

Net loss attributable to common shareholders	$(19.9)%	$(5.4)%	$(23.5)%	$(7.1)%

Three months ended September 30, 2010 compared with three months ended September 30, 2009

Net sales. Net sales decreased 5.6% to $8.2 million for the three months ended September 30, 2010, as compared to $8.7 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 83.9% for the three months ended September 30, 2010, as compared to 78.0% for the comparable prior-year period. U.S. net sales decreased to $7.5 million for the three months ended September 30, 2010 from $7.7 million for the comparable prior-year period, partially as a result of a decline in sales volume in Boru vodka and certain whiskies. Results for the three months ended September 30, 2010 include $0.3 million in revenue from sales of our Betts & Scholl wines, which we acquired in September 2009, $0.1 million in revenue from sales of the Travis Hasse's Pie Liqueurs, which we launched in September 2010, and $0.1 million in revenue from sales of the A. de Fussigny cognacs, which we launched in August 2010. Our Gosling’s rums continue to show strong growth both in the U.S. and international markets. Boru vodka sales decreased due to increased competition resulting from price reductions by competing brands.

The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	4,089	4,275	14.8%	19.5%
Vodka	(11,786)	(7,455)	(39.5)%	(34.7)%
Liqueurs	(130)	(371)	(0.7)%	(1.9)%
Whiskey	(1,879)	160	(21.4)%	4.1%
Tequila	(212)	(212)	(36.1)%	(36.1)%
Fine Wine	1,791	1,791	—	—
Other	286	286	—	—

Total	(7,842)	(1,526)	(9.1)%	(2.3)%

Gross profit. Gross profit was $3.0 million for each of the three months ended September 30, 2010 and 2009, while our gross margin increased to 36.8% for the three months ended September 30, 2010 compared to 34.0% for the comparable prior-year period. During the three months ended September 30, 2009, we recorded a reversal of our allowance for obsolete and slow moving inventory of $0.1million. We recorded this reversal because we were able to sell certain goods included in the allowance recorded during previous fiscal years. We did not record a reversal during the three months ended September 30, 2010. Absent the reversal of the allowance, our gross profit was $3.0 million and $2.9 million for the three months ended September 30, 2010 and 2009, respectively, and our gross margin was 36.8% and 32.9%, respectively. Absent the reversal, our gross profit and gross margin increased in the current period as we focused our efforts on our more profitable brands and markets.

Selling expense. Selling expense increased 16.1% to $2.8 million for the three months ended September 30, 2010 from $2.4 million for the comparable prior-year period. This increase in selling expense for the three months ended September 30, 2010 as compared to the prior-year period was attributable to increase in employee expense, including salaries, related benefits and travel and entertainment, of $0.2 million, due to the addition of staff in our Fine Wine Division, as well as an increase of $0.1 million in advertising, marketing and promotion expense and a $0.1 million increase in shipping costs to our distributors, due to our shift to delivered pricing, wherein we pay shipping charges that are passed on to our distributors. As a result, selling expense as a percentage of net sales increased to 34.1% for the three months ended September 30, 2010 as compared to 27.8% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 2.4% to $1.3 million for the three months ended September 30, 2010 as compared to $1.4 million for the comparable prior-year period, primarily due to decreases of $0.1 million in professional fees due to our ongoing cost containment efforts. However, as a result of our lower sales in the current period, general and administrative expense as a percentage of net sales increased to 16.3% for the three months ended September 30, 2010 as compared to 15.8% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three months ended September 30, 2010 and 2009.

Loss from operations. As a result of the foregoing, our loss from operations increased $0.3 million, or 27.5%, to $1.4 million for the three months ended September 30, 2010 from $1.1 million for the comparable prior-year period. As a result of our focus on our more profitable brands and markets, and expected growth from our existing brands, recently acquired brands and brands we may acquire in the future, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Foreign exchange (loss) gain. Foreign exchange loss for the three months ended September 30, 2010 was ($0.1) million as compared to a gain of $0.5 million for the three months ended September 30, 2009 due to the weakening of the U.S. dollar against the Euro and the British Pound and its effect on our Euro- and British Pound-denominated intercompany balances due to our foreign subsidiaries for inventory purchases. In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances due from our foreign subsidiaries into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of any investment in our foreign subsidiaries will be included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830, "Foreign Currency Matters". As such, at each balance sheet date, we restated the Euro denominated intercompany advances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

Interest (expense) income, net. We had interest expense, net of ($0.07) million for the three months ended September 30, 2010 as compared to interest income, net of $0.01 million for the three months ended September 30, 2009. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources,” particularly our $2.5 million revolving credit facility and the Frost Note. We expect interest expense to increase in future periods due to borrowings under the Frost Note and our expected borrowings over the next three years under our revolving credit facility to fund operations, inventory requirements and potential acquisition opportunities.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests during the three months ended September 30, 2010 amounted to a loss of ($0.1) million as compared to income of $0.02 million for the comparable prior-year period, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders for the three months ended September 30, 2010 increased to a loss of $1.6 million from a loss of $0.5 million for the three months ended September 30, 2009. Net loss per common share, basic and diluted, was $0.02 per share for the three months ended September 30, 2010 as compared to $0.00 per share for the comparable prior-year period.

Six months ended September 30, 2010 compared with six months ended September 30, 2009

Net sales. Net sales decreased 1.6% to $14.3 million for the six months ended September 30, 2010, as compared to $14.6 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 81.4% for the six months ended September 30, 2010, as compared to 77.9% for the comparable prior-year period. U.S. net sales increased to $12.8 million for the six months ended September 30, 2010 from $12.7 million for the comparable prior-year period. 2010 results include $0.1 million in revenue from sales of Jefferson’s Presidential Select bourbon, which we launched in August 2009, $0.5 million in revenue from sales of our Betts & Scholl wines, which we acquired in September 2009, $0.1 million in revenue from sales of the Travis Hasse's Pie Liqueurs, which we launched in September 2010, and $0.1 million in revenue from sales of the A. de Fussigny cognacs, which we launched in August 2010. The growth in U.S. sales in particular reflects the momentum for our Gosling’s rums and Jefferson’s bourbons. Boru vodka sales decreased due to increased competition resulting from price reductions by competing brands.

The table below presents the increase or decrease, as applicable, in case sales by product category for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	7,513	5,599	14.8%	13.5%
Vodka	(19,411)	(13,170)	(37.1)%	(34.6)%
Liqueurs	1,751	1,353	6.1%	4.8%
Whiskey	(2,774)	435	(18.5)%	7.1%
Tequila	(580)	(580)	(47.8)%	(47.8)%
Fine Wine	2,515	2,515	—	—
Other	286	286	—	—

Total	(10,700)	(3,562)	(7.2)%	(3.1)%

Gross profit. Gross profit was $5.3 million for each of the six months ended September 30, 2010 and 2009, while our gross margin increased to 36.8% for the six months ended September 30, 2010 compared to 36.2% for the comparable prior-year period. During the six months ended September 30, 2010 and 2009, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.02 million and $0.5 million, respectively. We recorded these reversals because we were able to sell certain goods included in the allowance recorded during previous fiscal years. Absent the reversals of the allowance, our gross profit was $5.3 million and $4.8 million for the six months ended September 30, 2010 and 2009, respectively, and our gross margin was 36.6% and 32.7%, respectively. Absent the reversals, our gross profit and gross margin increased in the current period as we focused our efforts on our more profitable brands and markets.

Selling expense. Selling expense increased 4.3% to $5.3 million for the six months ended September 30, 2010 from $5.1 million for the comparable prior-year period. This increase in selling expense was attributable to an increase in employee expense, including salaries, related benefits and travel and entertainment, of $0.2 million, due to the addition of staff in our Fine Wine Division, as well as an increase of $0.2 million in shipping costs to our distributors due to our move to delivered pricing. This increase in selling expense was offset by a decrease in advertising, marketing and promotion expense of $0.2 million for the six months ended September 30, 2010 compared to the comparable prior-year period. As a result of this and the decrease in net sales, selling expense as a percentage of net sales increased to 34.1% for the six months ended September 30, 2010 as compared to 35.0% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 5.9% to $2.6 million for the six months ended September 30, 2010 as compared to $2.7 million for the comparable prior-year period, primarily due to decreases of $0.2 million in professional fees and $0.1 million in insurance expense, respectively, due to our ongoing cost containment efforts, offset by a $0.1million increase due to accrued compensation expense. As a result, general and administrative expense as a percentage of net sales decreased to 18.1% for the six months ended September 30, 2010 as compared to 18.9% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.5 million for each of the six months ended September 30, 2010 and 2009.

Loss from operations. As a result of the foregoing, our loss from operations grew $0.1 million, or 2.3%, to $3.1 million for the six months ended September 30, 2010 from $3.0 million for the comparable prior-year period. As a result of our continued cost containment efforts, our focus on our more profitable brands and markets, and expected growth from our existing brands, recently acquired brands and brands we may acquire in the future, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Foreign exchange (loss) gain. Foreign exchange loss for the six months ended September 30, 2010 was ($0.1) million as compared to a gain of $1.6 million for the six months ended September 30, 2009 due to the weakening of the U.S. dollar against the Euro and the British Pound and its effect on our Euro- and British Pound-denominated intercompany balances due to our foreign subsidiaries for inventory purchases. In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances due from our foreign subsidiaries into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of any investment in our foreign subsidiaries will be included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830, "Foreign Currency Matters". As such, at each balance sheet date, we restated the Euro denominated intercompany advances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

Interest (expense) income, net. We had interest expense, net of ($0.1) million for the six months ended September 30, 2010 as compared to interest income, net of $0.03 million for the six months ended September 30, 2009. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources,” particularly our $2.5 million revolving credit facility and the Frost Note. We expect interest expense to increase in future periods due to borrowings under the Frost Note and our expected borrowings over the next three years under our revolving credit facility to fund operations, inventory requirements and potential acquisition opportunities.

Gain on exchange of note payable. In May 2009, we exchanged our subsidiary's outstanding 3% note payable for 200,000 shares of our common stock. This resulted in a pre-tax, non-cash gain of $0.3 million for the six months ended September 30, 2009.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests during the six months ended September 30, 2010 amounted to a loss of ($0.2) million as compared to income of $0.06 million for the comparable prior-year period, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders for the six months ended September 30, 2010 increased to a loss of $3.4 million from a loss of $1.0 million for the six months ended September 30, 2009. Net loss per common share, basic and diluted, was $0.03 per share for the six months ended September 30, 2010 as compared to $0.01 per share for the comparable prior-year period.

Liquidity and capital resources

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the six months ended September 30, 2010, we had a net loss of $3.4 million, and used cash of $3.2 million in operating activities. As of September 30, 2010, we had an accumulated deficit of $115.5 million.

In June 2010, we issued a $2.0 million note to an affiliate of Phillip Frost, M.D., a director and principal shareholder of our Company, which we refer to as the Frost Note. Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note does not contain any financial covenants. As of September 30, 2010, $2.1 million, consisting of $2.0 million of principal and $0.1 million of accrued interest was outstanding under the Frost Note.

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of our company, Vector Group Ltd., a principal shareholder of our company, Lafferty Ltd., a principal shareholder of our company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of our company, Mark Andrews, our chairman, and Richard J. Lampen, our president and chief executive officer. Under the credit agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. At September 30, 2010, the note was secured by $10.5 million of inventory and $4.5 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. We have borrowed the full $2.5 million available under the credit agreement as of the date of this report.

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

Certain of our existing lenders and shareholders, including directors and affiliates of our directors, have indicated an intent to provide us with additional financing of up to $1.0 million, subject to the negotiation of financing terms, execution of definitive agreements and the approval of such agreements and financing terms by our board of directors, audit committee and our shareholders, if applicable.  The terms of such potential financing have not been determined at this time and may include the conversion of existing debt into equity, an increase in availability under our revolving credit facility, modification to our existing debt, including a change in maturity dates, and/or new equity issuances.

We expect our current cash and working capital, funds available to us under our revolving credit agreement, and the potential financing described above, to provide us with sufficient funds to execute our planned operations for at least the next twelve months.

If we are unable to secure financing from our existing shareholders and lenders, we may experience difficulty in accessing debt and equity markets. Additional debt or equity financing may not be available on acceptable terms from any source as a result of, among other factors, our significant operating and net losses and negative cash flows from operations.

If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing shareholders. These financings also may significantly dilute the ownership of existing shareholders.

If we raise additional capital by accessing debt markets, the terms and pricing for these financings may be much more favorable to the new lenders than the terms obtained from our prior lenders. These financings also may require liens on certain of our assets that may limit our flexibility.

As of September 30, 2010, we had shareholders’ equity of $19.5 million as compared to $22.8 million at March 31, 2010. This decrease is primarily due to our total comprehensive loss in the six months ended September 30, 2010. We had working capital of $12.5 million at September 30, 2010 as compared to $11.3 million as of March 31, 2010. This increase is primarily due to increased inventory, particularly fine wine inventory.

As of September 30, 2010, we had cash and cash equivalents of approximately $0.9 million, as compared to $1.3 million as of March 31, 2010. The decrease is primarily attributable to the funding of our operations and working capital needs for the six months ended September 30, 2010. At September 30, 2010, we also had approximately $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

The following may result in a material decrease in our liquidity over the near-to-mid term:

▪	continued significant levels of cash losses from operations;

▪	our ability to obtain additional debt or equity financing should it be required;

▪	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

▪	our ability to maintain and improve our relationships with our distributors and our routes to market;

▪	our ability to procure raw materials at a favorable price to support our level of sales;

▪	potential acquisition of additional brands; and

▪	expansion into new markets and within existing markets in the United States and internationally.

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

Cash flows

   The following table summarizes our primary sources and uses of cash during the periods presented:

	Six months ended
	September 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,207)	$(4,249)
Investing activities	(154)	1,386
Financing activities	3,008	(550)
Effect of foreign currency translation	(5)	1

Net decrease in cash and cash equivalents	$(358)	$(3,412)

Operating activities. A substantial portion of available cash has been used to fund our operating activities. In general, these cash funding requirements are based on operating losses, driven chiefly by the inherent costs in developing and maintaining our distribution system and our sales and marketing activities. We have also utilized cash to fund our receivables and inventories. In general, these cash outlays for receivables and inventories are only partially offset by increases in our accounts payable to our suppliers.

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits, bulk wine and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila, A. de Fussigny cognacs or Brunello di Montalcino wines. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers.

During the six months ended September 30, 2010, net cash used in operating activities was $3.2 million, consisting primarily of a net loss of $3.2 million, a $1.5 million increase in inventory and a $0.3 million decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a $1.0 million increase in due to related parties, a $0.1 million decrease in other assets and depreciation and amortization expense of $0.4 million.

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

Investing Activities. Net cash used in investing activities was $0.2 million for the six months ended September 30, 2010, representing $0.1 million used in the acquisition of fixed and intangible assets and $0.04 million in payments under contingent consideration agreements.

Net cash provided by investing activities was $1.4 million during the six months ended September 30, 2009, representing net proceeds from the sale of certain short-term investments.

Financing activities. Net cash provided by financing activities for the six months ended September 30, 2010 was $3.0 million, consisting of the $2.0 million borrowed under the Frost Note, $2.0 million borrowed under our $2.5 million revolving credit agreement and a $0.2 million reduction in restricted cash. These proceeds were offset by the repayment of $0.2 million on the Betts & Scholl note and $1.0 million for the repurchase of our common stock.

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

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of such date.

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

Item 5. Other Information

  Certain of our existing lenders and shareholders, including directors and affiliates of our directors, have indicated an intent to provide us with additional financing of up to $1.0 million, subject to the negotiation of financing terms, execution of definitive agreements and the approval of such agreements and financing terms by our board of directors, audit committee and our shareholders, if applicable.  The terms of such potential financing have not been determined at this time and may include the conversion of existing debt into equity, an increase in availability under our revolving credit facility, modification to our existing debt, including a change in maturity dates, and/or new equity issuances.

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

November 15, 2010