Form 10-Q
period 2010-12-31
Castle Brands Inc
filed 2011-02-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

   The Company had 107,202,145 shares of $.01 par value common stock outstanding at February 14, 2011.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010

Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2010 and 2009 (unaudited)

Condensed Consolidated Statement of Changes in Equity for the nine months ended December 31, 2010 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION
Item 1.            Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$581,887	$1,281,141
Accounts receivable — net of allowance for doubtful accounts of $468,847 and $807,438, respectively	6,184,835	5,394,019
Due from affiliates	188,750	2,192
Inventories— net of allowance for obsolete and slow moving inventory of $220,838 and $370,869, respectively	10,611,022	9,243,801
Prepaid expenses and other current assets	967,762	960,033

Total Current Assets	18,534,256	16,881,186

Equipment — net	469,431	482,025
Other Assets
Investment in non-consolidated affiliate, at equity	175,614	--
Intangible assets — net of accumulated amortization of $3,988,582 and $3,437,237, respectively	11,125,935	11,669,432
Goodwill	1,063,392	994,044
Restricted cash	439,554	693,966
Other assets	73,312	169,134

Total Assets	$31,881,494	$30,889,787

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable	$422,270	$425,435
Accounts payable	3,270,055	3,826,705
Accrued expenses	595,574	657,934
Due to shareholders and affiliates	1,677,738	676,028

Total Current Liabilities	5,965,637	5,586,102

Long-Term Liabilities
Notes payable	5,834,426	434,034
Deferred tax liability	1,999,798	2,110,912

Total Liabilities	13,799,861	8,131,048

Commitments and Contingencies (Note 12)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 107,202,145 and 107,955,207 shares issued and outstanding at December 31, and March 31, 2010, respectively	1,072,021	1,079,552
Additional paid-in capital	135,430,953	135,466,448
Accumulated deficit	(116,950,055)	(112,105,964)
Accumulated other comprehensive loss	(1,799,651)	(1,768,531)

Total controlling shareholders’ equity	17,753,268	22,671,505

Noncontrolling interests	328,365	87,234

Total equity	18,081,633	22,758,739

Total Liabilities and Equity	$31,881,494	$30,889,787

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Sales, net*	$8,719,754	$7,490,526	$23,048,823	$22,052,321
Cost of sales*	5,994,034	5,009,483	15,073,438	14,809,907
Reversal of provision for obsolete inventory	—	(84,660)	(24,589)	(589,930)

Gross profit	2,725,720	2,565,703	7,999,974	7,832,344

Selling expense	2,645,359	2,265,354	7,963,367	7,363,067
General and administrative expense	1,067,801	1,308,248	3,655,837	4,057,956
Depreciation and amortization	229,569	240,774	695,045	687,506

Loss from operations	(1,217,009)	(1,248,673)	(4,314,275)	(4,276,185)

Other income	—	—	957	145
Other expense	--	(26,376)	(300)	(48,057)
Income from equity investment in non-consolidated affiliate	17,214	--	17,214	--
Foreign exchange (loss) gain	(118,578)	628,436	(172,824)	2,212,933
Interest (expense) income, net	(147,606)	1,408	(244,846)	28,265
Gain on sale of intangible asset	--	405,900	--	405,900
Gain on exchange of note payable	—	—	—	270,275
Income tax benefit	37,038	37,038	111,114	111,114

Net loss	(1,428,941)	(202,267)	(4,602,960)	(1,295,610)
Net (income) loss attributable to noncontrolling interests	(55,155)	(34,963)	(241,131)	27,926

Net loss attributable to common shareholders	$(1,484,096)	$(237,230)	$(4,844,091)	$(1,267,684)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.00)	$(0.05)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	107,202,145	107,955,207	107,500,417	103,623,882

* Sales, net and Cost of sales include excise taxes of $1,229,257 and $1,146,624 for the three months ended December 31, 2010 and 2009, respectively, and $3,522,510 and $3,851,410 for the nine months ended December 31, 2010 and 2009, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2010	107,955,207	$1,079,552	$135,466,448	$(112,105,964)	$(1,768,531)	$87,234	$22,758,739

Comprehensive loss
Net (loss) income				(4,844,091)		241,131	(4,602,960)
Foreign currency translation adjustment					(31,120)		(31,120)

Total comprehensive loss							(4,634,080)

Repurchase and retirement of common stock	(3,790,562)	(37,906)	(985,569)				(1,023,475)
Issuance of common stock in exchange for fine wine inventory	3,000,000	30,000	810,000				840,000
Issuance of common stock in connection with stock option exercises	37,500	375	7,500				7,875
Stock-based compensation			132,574				132,574

BALANCE, DECEMBER 31, 2010	107,202,145	$1,072,021	$135,430,953	$(116,950,055)	$(1,799,651)	$328,365	$18,081,633

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,602,960)	$(1,295,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	695,045	687,506
Gain on sale of intangible asset	--	(405,900)
Provision for doubtful accounts	(23,165)	46,398
Amortization of deferred financing costs	7,292	—
Deferred tax benefit	(111,114)	(111,114)
Income from equity investment in non-consolidated affiliate	(17,214)	--
Effect of changes in foreign exchange	(10,383)	(2,383,647)
Stock-based compensation expense	132,574	125,321
Reversal of provision for obsolete inventories	(24,589)	(589,930)
Non-cash interest charge	101,097	--
Gain on exchange of note payable	—	(270,275)
Changes in operations, assets and liabilities:
Accounts receivable	(778,346)	170,964
Due from affiliates	(186,558)	73,767
Inventory	(519,425)	406,589
Prepaid expenses and supplies	(7,966)	(29,630)
Other assets	88,530	35,000
Accounts payable and accrued expenses	(590,842)	(2,669,678)
Due to related parties	1,001,710	254,891

Total adjustments	(243,354)	(4,659,738)

NET CASH USED IN OPERATING ACTIVITIES	(4,846,314)	(5,955,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(135,128)	(63,092)
Acquisition of intangible assets	(7,848)	—
Investment in non-consolidated affiliate, at equity	(150,000)	--
Proceeds from sale of intangible asset	--	500,000
Payments under contingent consideration agreements	(69,348)	(65,643)
Short-term investments — net	—	2,954,164

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(362,324)	3,325,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities — net	2,500,000	(127,263)
Note payable — Betts & Scholl, LLC	(212,271)	(355,406)
Promissory note – Frost Gamma Investments Trust	2,000,000	—
Promissory notes – $1.0 million December 2010 financing	1,000,000	--
Notes payable – Gosling’s Export (Bermuda) Limited	--	223,492
Payments of obligations under capital leases	—	(928)
Change in restricted cash	241,044	(4,673)
Proceeds from stock option exercises	7,875	—
Repurchase of common stock	(1,023,475)	(180,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,513,173	(444,778)

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(3,789)	925
NET DECREASE IN CASH AND CASH EQUIVALENTS	(699,254)	(3,073,772)
CASH AND CASH EQUIVALENTS — BEGINNING	1,281,141	4,011,777

CASH AND CASH EQUIVALENTS — ENDING	$581,887	$938,005

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for fine wine inventory in June 2010	$840,000	$—

Exchange of $314,275 of 3% note payable, including all interest, by issuance of common stock for $44,000 in May 2009	$—	$314,275
Acquisition of Betts & Scholl, LLC assets by issuance of common stock in September 2009	$—	$1,928,572
Acquisition of Betts & Scholl, LLC assets by issuance of note payable in September 2009	$—	$844,541

Interest paid	$121,949	$10,689

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

The Company has incurred significant operating losses and has not generated positive cash flows from its operating activities since inception. For the nine months ended December 31, 2010, the Company had a net loss of $4,602,960 and used cash of $4,846,314 in operating activities. As of December 31, 2010, the Company had cash and cash equivalents of $581,887 and an accumulated deficiency of $116,950,055. In addition, as described in Note 8, the Company is obligated to pay $0.4 million in principal pertaining to a promissory note maturing in September 2011.

The Company is continuing to implement a plan supporting the continued growth of existing brands that will be supported by a variety of sales and marketing initiatives that the Company expects will generate cash flows from operations. As part of this plan, the Company intends to grow its business through continued expansion to new markets and within existing markets, as well as strengthening distributor relationships. The Company is also seeking additional brands and agency relationships to leverage the existing distribution platform, as well as a systematic approach to inventory and expense reduction, improvements in routes to market and production cost containment to improve existing cash flow. Additionally, the Company is actively seeking additional sources of capital. The terms of such potential financing have not been determined at this time and may include the conversion of existing debt into equity, an increase in availability under the Company’s revolving credit facility, modification to existing debt, including a change in maturity dates, and/or new equity issuances.  No assurance can be provided that any such financings will be completed. Failure to consummate any such financings may impact the Company's ability to implement its planned sales and marketing initiatives and expansion into new and existing markets, and may require the Company to limit its activities, including reduction of personnel, market contraction and sales of inventory and/or brands below market value.

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

C.
Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of non-consolidated affiliate equity investment as a component of net income or loss.

D.
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

E.
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

The Company has not recognized any adjustments for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of December 31, 2010 or 2009.

The Company’s income tax benefit for the three months and nine months ended December 31, 2010 and 2009 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month and nine-month periods ended December 31, 2010 and 2009, the Company recognized $37,038 and $111,114 of deferred tax benefits, respectively.

J.
Accounting standards adopted — In July 2010, the FASB issued authoritative guidance which requires expanded disclosures to help financial statement users understand the nature of credit risks inherent in a creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. The disclosures should be prepared on a disaggregated basis and provide a roll-forward schedule of the allowance for credit losses and detailed information on financing receivables including, among other things, recorded balances, nonaccrual status, impairments, credit quality indicators, details for troubled debt restructurings and an aging of past due financing receivables.  The guidance became effective for the Company beginning December 15, 2010. The adoption of the standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

K.
Recent accounting pronouncements — No new accounting pronouncements issued during the current period are expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

  NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period that are not anti-dilutive. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants outstanding. In computing diluted net loss per share for the three months and nine months ended December 31, 2010 and 2009, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Nine months ended December 31,
	2010	2009
Stock options	4,570,850	3,224,900
Warrants to purchase common stock	1,926,814	2,016,814

Total	6,497,664	5,241,714

NOTE 3 — INVENTORIES

	December 31, 2010	March 31, 2010
Raw materials	$3,777,653	$2,961,887
Finished goods – net	6,833,369	6,281,914

Total	$10,611,022	$9,243,801

 As of December 31, and March 31, 2010, 66% and 47%, respectively, of raw materials and 3% and 4%, respectively, of finished goods were located outside of the United States.

The Company recorded reversals of its allowance for obsolete and slow moving inventory of $84,660 during the three months ended December 2009, and $24,589 and $589,930 during the nine months ended December 31, 2010 and 2009, respectively. These reversals were recorded as the Company was able to sell certain of the goods included in the allowance recorded during previous fiscal years. The Company did not record any reversal during the three months ended December 31, 2010. The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the three and nine months ended December 31, 2010, the CB-USA purchased $620,731 in finished goods from DPCP under the distribution agreement. As of December 31, 2010, CB-USA was indebted to DPCP in the amount of $98,881 which is included in due to shareholders and affiliates on the accompanying condensed consolidated balance sheet. Under the terms of the agreement, CB-USA initially owns 20% of the entity and will increase its stake in DPCP based on achieving case sale targets. The Company has accounted for this investment under the equity method of accounting. This investment balance was $175,614 at December 31, 2010.

 NOTE 5 — ACQUISITIONS

 Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, pursuant to a stock purchase agreement. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company will also pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of the acquired business through March 31, 2011. For the nine months ended December 31, 2010 and 2009, the sellers earned $69,348 and $65,643, respectively,  under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended December 31, 2010 were as follows:

Amount
Balance as of March 31, 2010	$994,044

Payments under McLain and Kyne agreement	69,348

Balance as of December 31, 2010	$1,063,392

Intangible assets consist of the following:

	December 31, 2010	March 31, 2010
Definite life brands	$170,000	$170,000
Trademarks	479,248	479,248
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	28,262	20,350
Trade secrets, formulations and patents	994,000	994,000
Other	28,480	28,544

	10,635,545	10,627,697
Less: accumulated amortization	3,988,582	3,437,237

Net	6,646,963	7,190,460
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$11,125,935	$11,669,432
Accumulated amortization consists of the following:

	December 31, 2010	March 31, 2010
Definite life brands	$146,385	$137,885
Trademarks	155,720	130,834
Rights	3,167,334	2,751,928
Distributor relationships	83,000	33,200
Product development	7,123	4,070
Trade secrets, formulations and patents	429,020	379,320

Accumulated amortization	$3,988,582	$3,437,237

* Other identifiable intangible assets — indefinite lived consists of product formulations.

NOTE 7 — RESTRICTED CASH

At December 31, and March 31, 2010, the Company had €331,701 or $439,554 (translated at the December 31, 2010 exchange rate) and €515,845 or $693,966 (translated at the March 31, 2010 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. In April 2010, the Company reduced the aggregate amount of the credit facilities, and the commensurate cash restricted from withdrawal, by €185,000 or $236,654 (translated at the exchange rate then in effect).

NOTE 8 — NOTES PAYABLE

	December 31, 2010	March 31, 2010
Notes payable consist of the following:
Note payable (A)	$422,270	$633,332
Note payable (B)	219,513	226,137
Credit agreement (C)	2,500,000	—
Note payable (D)	2,114,913	—
Notes payable (E)	1,000,000	—

Total	$6,256,696	$859,469

A.
In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note in the aggregate principal amount of $1,094,541 to Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, who became a director of the Company at the time of the acquisition. This note is secured by the Betts & Scholl inventory acquired by the Company under a security agreement. This note provides for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under this note accrues at an annual rate of 0.84%, compounded quarterly. This note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. In December 2010, the Company entered into a letter agreement amending the terms of the note with Betts & Scholl, LLC, that provides that the quarterly installment payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, will not be due and payable until the maturity date of such note and that such installment payments will bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. At December 31, 2010, $422,270, consisting of $421,062 of principal and $1,208 of accrued interest, due on this note is included in current liabilities.

B.
In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008. At December 31, 2010, $219,513, consisting of $211,580 of principal and $7,933 of accrued interest, due on the GCP Note is included in long-term liabilities.

C.
In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Vector Group Ltd., a principal shareholder of the Company, Lafferty Ltd., a principal shareholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a Company director, Mark E. Andrews, III, the Company’s Chairman, and Richard J. Lampen, the Company’s President and Chief Executive Officer. Under the credit agreement, the Company may borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. The note is secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a security agreement. Borrowings under this facility occurred as follows: $1,000,000 on April 23, 2010, $1,000,000 on September 14, 2010 and $500,000 on October 22, 2010. At December 31, 2010, $2,500,000 of principal due on this credit agreement was outstanding and is included in long-term liabilities.

D.
In June 2010, the Company issued a $2,000,000 promissory note to Frost Gamma Investments Trust. Borrowings under the note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is payable at maturity. The note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At December 31, 2010, $2,114,913, consisting of $2,000,000 of principal and $114,913 of accrued interest is included in long-term liabilities in respect of the Frost Note.

E.
In December 2010, the Company issued promissory notes in the aggregate principal amount of $1,000,000 to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Borrowings under these notes mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is payable at maturity. These notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At December 31, 2010, $1,000,000 of principal is included in long-term liabilities in respect of these promissory notes.

NOTE 9 — EQUITY

Common stock — In June 2010, the Company issued 3,000,000 shares of its common stock in exchange for fine wine inventory. The inventory was valued at $840,000 based on the closing price of the common stock on the date of the transaction.

Share repurchase – In June 2010, the Company repurchased 3,790,562 shares of its common stock at a price of $0.27 per share in a privately-negotiated transaction. Also, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock. As of December 31, 2010, no shares of the Company’s common stock had been repurchased under the repurchase program.

NOTE 10 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At December 31, 2010 and March 31, 2010, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 11 — STOCK-BASED COMPENSATION

In December 2010, the Company granted to certain employees options to purchase an aggregate of 41,850 shares of the Company’s common stock at an exercise price of $0.35 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in December 2020, vest 33.3% on each of the first three anniversaries of the grant date. The Company has valued the options at $8,810 using the Black-Scholes option pricing model.

In June 2010, the Company granted to employees, directors and certain consultants options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.35 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in June 2020, vest 25% on each of the first four anniversaries of the grant date. The Company has valued the options at $250,020 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended December 31, 2010 and 2009 and for the nine months ended December 31, 2010 and 2009 amounted to $47,881 and $42,947, respectively and $132,574 and $125,321, respectively. At December 31, 2010, total unrecognized compensation cost amounted to $361,234, representing 2,955,600 unvested options. This cost is expected to be recognized over a weighted-average period of 2.63 years. There were 37,500 shares exercised during the nine months ended December 31, 2010 and none exercised during the nine months ended December 31, 2009. The Company did not recognize any related tax benefit for the three and nine months ended December 31, 2010 and 2009 from these option exercises.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

A.
The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2015, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Irish Distillers may terminate this agreement at the end of its term in 2014. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2011, the Company has contracted to purchase approximately €803,844 or $1,065,214 (translated at the December 31, 2010 exchange rate) in bulk Irish whiskey. The Company has purchased €344,021 or $455,879 (translated at the December 31, 2010 exchange rate) in bulk Irish whiskey through December 31, 2010 under the current contract year. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.
The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on April 1, 2010 and expires on April 1, 2012 and provides for monthly payments of $16,779. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and calls for monthly payments of €1,394 or $1,847 (translated at the December 31, 2010 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2012 and calls for monthly payments of $1,693. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 13 — CONCENTRATIONS

A.
Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. As of December 31, and March 31, 2010, the Company exceeded the insured limit by approximately $325,000 and $760,000, respectively.

B.
Customers — Sales to three customers accounted for approximately 37.9% and 43.1% of the Company’s revenues for the three months ended December 31, 2010 and 2009, respectively, (of which one customer accounted for 27.6% and 31.8%, respectively, of total sales). Sales to three customers accounted for approximately 41.5% and 44.5% of the Company’s revenues for the nine months ended December 31, 2010 and 2009, respectively, (of which one customer accounted for 27.9% and 31.5%, respectively, of total sales).  Sales to three customers accounted for approximately 34.9% of accounts receivable at December 31, 2010.

NOTE 14 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are vodka, rum, liqueurs, whiskey, tequila and fine wine. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the amounts and percentage of consolidated revenue, consolidated results from operations, consolidated net loss attributable to common shareholders, consolidated income tax benefit and consolidated assets from the U.S. and foreign countries and consolidated revenue by category:

	Three months ended December 31,
	2010		2009
Consolidated Revenue:
International	$1,432,696	16.4%	$1,431,247	19.1%
United States	7,287,058	83.6%	6,059,279	80.9%

Total Consolidated Revenue	$8,719,754	100.0%	$7,490,526	100%

Consolidated Results from Operations:
International	$(35,746)	2.9%	$27,386	(2.2)%
United States	(1,181,263)	97.1%	(1,276,059)	102.2%

Total Consolidated Results from Operations	$(1,217,009)	100.0%	$(1,248,673)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(210,172)	14.2%	$15,350	6.5%
United States	(1,273,924)	85.8%	(252,580)	106.5%

Total Consolidated Net Loss Attributable to Common Shareholders	$(1,484,096)	100.0%	$(237,230)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$2,248,611	25.8%	$2,134,876	28.5%
Liqueurs	2,609,008	29.9%	2,097,431	28.0%
Whiskey	1,728,988	19.8%	1,812,346	24.2%
Vodka	1,103,244	12.7%	1,065,276	14.2%
Tequila	41,076	0.5%	89,367	1.2%
Fine Wine	701,536	8.0%	150,550	2.0%
Other*	287,291	3.3%	140,679	1.9%

Total Consolidated Revenue	$8,719,754	100.0%	$7,490,526	100%

	Nine months ended December 31,
	2010		2009
Consolidated Revenue:
International	$2,953,867	12.8%	$3,339,657	15.1%
United States	20,094,956	87.2%	18,712,664	84.9%

Total Consolidated Revenue	$23,048,823	100.0%	$22,052,321	100%

Consolidated Results from Operations:
International	$(112,952)	2.6%	$(143,154)	3.3%
United States	(4,201,323)	97.45%	(4,133,031)	96.7%

Total Consolidated Results from Operations	$(4,314,275)	100.0%	$(4,276,185)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(419,243)	8.7%	$(501,750)	39.6%
United States	(4,424,848)	91.3%	(765,934)	60.4%

Total Consolidated Net Loss Attributable to Common Shareholders	$(4,844,091)	100.0%	$(1,267,684)	100.0%

Income tax benefit:
United States	111,114	100.0%	111,114	100.0%

Consolidated Revenue by category:
Rum	$7,942,544	34.5%	$7,109,472	32.2%
Liqueurs	6,016,024	26.1%	5,507,523	25.0%
Whiskey	3,736,977	16.2%	4,272,817	19.4%
Vodka	2,914,777	12.6%	3,909,406	17.7%
Tequila	210,071	0.9%	428,773	1.9%
Fine Wine	1,161,610	5.0%	150,550	0.7%
Other*	1,066,820	4.7%	673,780	3.1%

Total Consolidated Revenue	$23,048,823	100.0%	$22,052,321	100%

	As of December 31, 2010		As of March 31, 2010
Consolidated Assets:
International	$2,846,153	8.9%	3,167,893	10.3%
United States	29,035,340	91.1%	27,721,894	89.7%

Total Consolidated Assets	$31,881,493	100.0%	30,889,787	100.0%

*Includes related non-beverage alcohol products.

NOTE 15 — SUBSEQUENT EVENTS

In January 2011, CB-USA entered into an agreement ("New Agreement") with Pallini Internazionale S.r.l. ("Pallini"), as successor in interest to I.L.A.R. S.p.A, regarding the importation and distribution of certain Pallini brand products. The New Agreement supersedes that certain Agreement dated as of August 27, 2004 between I.L.A.R. S.p.A and CB-USA ("Original Agreement"). The terms of the New Agreement are effective as of April 1, 2010.

The New Agreement expires on March 31, 2016, subject to successive five year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. The Original Agreement had an expiration date of December 31, 2012. Under the New Agreement, if minimum volume targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to CB-USA. However, if such targets are met, CB-USA has the right under the New Agreement to receive certain termination payments and other payments upon the non-renewal of the agreement, certain terminations of the agreement or the sale of the brand. CB-USA has modified reporting requirements under the New Agreement as compared to the Original Agreement. The exclusive territory under the New Agreement is the fifty states of the United States of America and the District of Columbia, but does not include Puerto Rico, overseas territories or military bases of the United States that were included in the Original Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium brands in the following beverage alcohol categories: vodka, rum, whiskey, liqueurs, tequila and fine wine. We distribute these spirits in all 50 U.S. states and the District of Columbia, in twelve primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum® , Jefferson’s TM , Jefferson’s Reserve® and Jefferson's Presidential Select TM bourbons, Clontarf® Irish Whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle whiskey® , Tierras TM tequila, Travis Hasse’s Original® Pie Liqueurs, A. de Fussigny® cognacs and Betts & Scholl TM wines, including the CC: line of wines.

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits and fine wine brands as we move towards profitability. To achieve this, we continue to seek to:

•
increase revenues from our more profitable brands. We have focused, and continue to focus, our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;

•
improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This included personnel reductions throughout our company; restructuring our international distribution system; reducing inventory levels; changing distributor relationships in certain markets; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs. We continue to review costs and seek to reduce expense; and

•
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and fine wine portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

  Recent Events

Pallini Agreement

In January 2011, we entered into an agreement ("New Agreement") with Pallini Internazionale S.r.l. ("Pallini"), as successor in interest to I.L.A.R. S.p.A, regarding the importation and distribution of certain Pallini brand products. The New Agreement supersedes that certain Agreement dated as of August 27, 2004 with I.L.A.R. S.p.A ("Original Agreement"). The terms of the New Agreement are effective as of April 1, 2010.

The New Agreement expires on March 31, 2016, subject to successive five year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. The Original Agreement had an expiration date of December 31, 2012. Under the New Agreement, if minimum volume targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to us. However, if such targets are met, we have the right under the New Agreement to receive certain termination payments and other payments upon the non-renewal of the agreement, certain terminations of the agreement or the sale of the brand. We have modified reporting requirements under the New Agreement as compared to the Original Agreement. The exclusive territory under the New Agreement is the fifty states of the United States of America and the District of Columbia, but does not include Puerto Rico, overseas territories or military bases of the United States that were included in the Original Agreement.

December 2010  Promissory Notes

In December 2010, we issued promissory notes in the aggregate principal amount of $1.0 million to Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of our company, Vector Group Ltd., a principal shareholder of our company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of our company, Mark E. Andrews, III, our chairman, and Richard J. Lampen, our president and chief executive officer. Borrowings under the notes mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is due at maturity. The notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment.

DP Castle Partners, LLC

In August 2010, we formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original® Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original® Pie Liqueurs and we have the global distribution rights for this brand. We purchase the finished product from DPCP at a pre-determined margin and then use our existing infrastructure, sales force and distributor network to sell the product and promote the brands. Under the terms of the agreement, we own 20% of DPCP and will acquire an increasing stake in the brand based on achieving certain case sale targets.

Revolving Credit Facility

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., a principal shareholder of our company, IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Under the credit agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. At December 31, 2010, the note was secured by $10.2 million of inventory and $4.5 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. We have borrowed the full $2.5 million available under the credit agreement as of the date of this filing.

June 2010 Promissory Note

In June 2010, we issued a $2.0 million promissory note to Frost Gamma Investments Trust, which we refer to as the Frost Note. Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment.

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

Where in this report we refer to amounts in Euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2010, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2010, the exchange rate of the Euro in exchange for U.S. Dollars was €1.00 = U.S. $1.32515 (equivalent to U.S. $1.00 = €0.75455).

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

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Cases
United States	65,644	52,355	177,311	167,583
International	19,856	21,045	45,452	53,780

Total	85,500	73,400	222,763	221,363

Rum	22,942	22,782	81,054	73,381
Vodka	19,743	20,675	52,684	73,027
Liqueurs	25,466	18,294	55,992	47,069
Whiskey	11,758	10,727	24,007	25,750
Tequila	303	299	937	1,513
Fine Wine	5,129	623	7,644	623
Other	159	—	445	—

Total	85,500	73,400	222,763	221,363

Percentage of Cases
United States	76.8%	71.3%	79.6%	75.7%
International	23.2%	28.7%	20.4%	24.3%

Total	100.0%	100.0%	100.0%	100.0%

Rum	26.7%	31.1%	36.4%	33.1%
Vodka	23.1%	28.2%	23.7%	33.0%
Liqueurs	29.8%	24.9%	25.1%	21.3%
Whiskey	13.8%	14.6%	10.8%	11.6%
Tequila	0.4%	0.4%	0.4%	0.7%
Fine Wine	6.0%	0.8%	3.4%	0.3%
Other	0.2%	0.0%	0.2%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

   The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Sales, net	100.0%	100.0%	100.0%	100.00%
Cost of sales	68.7%	66.9%	65.4%	67.2%
Reversal of provision for obsolete inventory	0.0%	(1.1)%	(0.1)%	(2.7)%

Gross profit	31.3%	34.3%	34.7%	35.5%

Selling expense	30.3%	30.2%	34.5%	33.4%
General and administrative expense	12.2%	17.5%	15.9%	18.4%
Depreciation and amortization	2.6%	3.2%	3.0%	3.1%

Loss from operations	(14.0)%	(16.7)%	(18.7)%	(19.4)%

Other income	0.0%	0.0%	0.0%	0.0%
Other expense	0.0%	(0.4)%	0.0%	(0.2)%
Income from equity investment in non-consolidated affiliate	0.2%	0.0%	0.1%	0.0%
Foreign exchange (loss) gain	(1.4)%	8.4%	(0.7)%	10.0%
Interest (expense) income, net	(1.7)%	0.0%	(1.1)%	0.1%
Gain on exchange of note payable	0.0%	0.0%	0.0%	1.2%
Gain on sale of intangible asset	0.0%	5.4%	0.0%	1.8%
Income tax benefit	0.4%	0.5%	0.5%	0.5%

Net loss	(16.4)%	(2.7)%	(20.0)%	(5.9)%
Net (income) loss attributable to noncontrolling interests	(0.6)%	(0.5)%	(1.0)%	0.1%

Net loss attributable to common shareholders	$(17.0)%	$(3.2)%	$(21.0)%	$(5.7)%

 Three months ended December 31, 2010 compared with three months ended December 31, 2009

Net sales. Net sales increased 16.4% to $8.7 million for the three months ended December 31, 2010, as compared to $7.5 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 76.8% for the three months ended December 31, 2010, as compared to 71.3% for the comparable prior-year period due to the organic growth of certain brands and the introduction of three new brands into the U.S. market. Our international case sales suffered from changes in wholesalers and increased price competition in the vodka category. U.S. net sales increased to $7.3 million for the three months ended December 31, 2010 from $6.1 million for the comparable prior-year period. U.S. net sales for the three months ended December 31, 2010 include $0.6 million in revenue from sales of our Betts & Scholl wines, which we acquired in September 2009, $0.6 million in revenue from sales of the Travis Hasse's Pie Liqueurs, which we launched in September 2010, and $0.1 million in revenue from sales of the A. de Fussigny cognacs, which we launched in August 2010. Although total rum sales increased in the quarter ended December 31, 2010 as compared to the prior-year period, U.S. case sales were lower in the current period because the December 31, 2009 quarter included a bulk sale of obsolete rum inventory.

The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	160	(1,083)	0.7%	(6.6)%
Vodka	(932)	1,528	(4.5)%	11.2%
Liqueurs	7,172	7,804	39.2%	45.4%
Whiskey	1,031	371	9.6%	8.7%
Tequila	4	4	1.3%	1.3%
Fine Wine	4,506	4,506	723.3	723.3
Other	159	159	—	—

Total	12,100	13,289	16.5%	25.4%

Gross profit. Gross profit increased 6.2% to $2.7 million for the three months ended December 31, 2010, as compared to $2.6 million for the comparable prior-year period, while our gross margin decreased to 31.3% for the three months ended December 31, 2010 compared to 34.3% for the comparable prior-year period. Our overall decrease in gross margin is partially due to the increased sales of lower margin products as a percentage of overall sales, including certain recently introduced wines and liqueurs. During the three months ended December 31, 2009, we recorded a reversal of our allowance for obsolete and slow moving inventory of $0.1 million. We recorded this reversal because we were able to sell certain goods included in the allowance recorded during previous fiscal years. We did not record a reversal during the three months ended December 31, 2010. Absent the reversal of the allowance, our gross profit was $2.7 million and $2.5 million for the three months ended December 31, 2010 and 2009, respectively, and our gross margin was 31.3% and 33.1%, respectively.

Selling expense. Selling expense increased 16.8% to $2.6 million for the three months ended December 31, 2010 from $2.3 million for the comparable prior-year period. This increase in selling expense for the three months ended December 31, 2010 as compared to the prior-year period resulted from $0.1 million in increased employee expense due to the addition of staff in our Fine Wine Division, $0.2 million in severance charges, and a $0.1 million increase in shipping costs to our distributors due to our shift to delivered pricing, where we pay shipping charges that are passed on to our distributors. The increase in selling expense was substantially offset by an increase in sales, resulting in a net increase of selling expense as a percentage of net sales to 30.3% for the three months ended December 31, 2010 as compared to 30.2% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 18.4% to $1.1 million for the three months ended December 31, 2010 as compared to $1.3 million for the comparable prior-year period, primarily due to decreases of $0.1 million in salaries and related benefits and $0.1 million in professional fees due to our ongoing cost containment efforts. As a result of decreased expenses and an increase in sales in the current period, general and administrative expense as a percentage of net sales decreased to 12.2% for the three months ended December 31, 2010 as compared to 17.5% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three months ended December 31, 2010 and 2009.

Loss from operations . As a result of the foregoing, our loss from operations was $1.2 million for each of the three months ended December 31, 2010 and 2009. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, recently acquired brands and brands we may acquire in the future, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Income from equity investment in non-consolidated affiliate. As described in “Recent Events” above, in August 2010, we formed DP Castle Partners, LLC with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original® Apple Pie Liqueur and Cherry Pie Liqueur. We have accounted for this investment on the equity method of accounting. Income from this investment was $0.02 million for the three months ended December 31, 2010.

Foreign exchange (loss) gain. Foreign exchange loss for the three months ended December 31, 2010 was ($0.1) million as compared to a gain of $0.6 million for the three months ended December 31, 2009 due to the strengthening of the U.S. dollar against the Euro and its effect on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases. In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances due from our foreign subsidiaries into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of any investment in our foreign subsidiaries will be included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830, "Foreign Currency Matters". As such, at each balance sheet date, we restated the Euro denominated intercompany advances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

Interest (expense) income, net. We had interest expense, net of ($0.1) million for the three months ended December 31, 2010 as compared to interest income, net of $0.001 million for the three months ended December 31, 2009. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources,” particularly our $2.5 million revolving credit facility and the Frost Note. We expect interest expense to increase in future periods due to borrowings under the Frost Note, the December 2010 Promissory Notes and our borrowings under our revolving credit facility to fund operations, inventory requirements and potential acquisition opportunities.

Gain on sale of intangible asset. In November 2009, we sold our Sam Houston bourbon brand to a third party for $0.5 million in cash. This sale resulted in a gain of $0.4 million for the three months ended December 31, 2009.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests during the three months ended December 31, 2010 amounted to a loss of ($0.1) million as compared to income of $0.03 million for the comparable prior-year period, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders for the three months ended December 31, 2010 increased to a loss of $1.5 million from a loss of $0.2 million for the three months ended December 31, 2009. Net loss per common share, basic and diluted, was $0.01 per share for the three months ended December 31, 2010 as compared to $0.00 per share for the comparable prior-year period.

Nine months ended December 31, 2010 compared with nine months ended December 31, 2009

Net sales. Net sales increased 4.5% to $23.0 million for the nine months ended December 31, 2010, as compared to $22.0 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 79.6% for the nine months ended December 31, 2010, as compared to 75.7% for the comparable prior-year period due to the organic growth of certain brands and the introduction of three new brands into the U.S. market. Our international case sales suffered from changes in wholesalers and increased price competition in the vodka category. U.S. net sales increased to $20.0 million for the nine months ended December 31, 2010 from $18.7 million for the comparable prior-year period. 2010 U.S. net sales include $1.2 million in revenue from sales of our Betts & Scholl wines, which we acquired in September 2009, $0.7 million in revenue from sales of the Travis Hasse's Pie Liqueurs, which we launched in September 2010, and $0.2 million in revenue from sales of the A. de Fussigny cognacs, which we launched in August 2010. The growth in U.S. sales reflects the momentum for our Gosling’s rums, Pallini Limoncello and Jefferson’s bourbons.

The table below presents the increase or decrease, as applicable, in case sales by product category for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	7,673	4,516	10.5%	7.8%
Vodka	(20,343)	(11,642)	(27.9)%	(22.5)%
Liqueurs	8,923	9,157	19.0%	20.1%
Whiskey	(1,743)	806	(6.8)%	7.7%
Tequila	(576)	(576)	(38.1)%	(38.1)%
Fine Wine	7,021	7,021	1,127.0%	1,127.0%
Other	445	445	—	—

Total	1,400	9,727	0.6%	5.8%

       Gross profit. Gross profit increased 2.1% to $8.0 million for the nine months ended December 31, 2010 from $7.8 million for the comparable prior-year period, while our gross margin decreased to 34.7% for the nine months ended December 31, 2010 compared to 35.5% for the comparable prior-year period. During the nine months ended December 31, 2010 and 2009, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.02 million and $0.6 million, respectively. We recorded these reversals because we were able to sell certain goods included in the allowance recorded during previous fiscal years. Absent the reversals of the allowance, our gross profit was $8.0 million and $7.2 million for the nine months ended December 31, 2010 and 2009, respectively, and our gross margin was 34.6% and 32.8%, respectively.

Selling expense. Selling expense increased 8.2% to $8.0 million for the nine months ended December 31, 2010 from $7.4 million for the comparable prior-year period. This increase in selling expense resulted from $0.4 million in increased employee expense due to the addition of staff in our Fine Wine Division, $0.2 million in severance charges, and an increase of $0.3 million in shipping costs to our distributors due to our move to delivered pricing. This increase in selling expense was offset by a decrease in advertising, marketing and promotion expense of $0.2 million for the nine months ended December 31, 2010 compared to the comparable prior-year period. The increase in selling expense was substantially offset by an increase in sales, resulting in a net increase of selling expense as a percentage of net sales to 34.5% for the nine months ended December 31, 2010 as compared to 33.4% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 9.9% to $3.7 million for the nine months ended December 31, 2010 as compared to $4.1 million for the comparable prior-year period, primarily due to decreases of $0.3 million in professional fees and $0.1 million in insurance expense, respectively, due to our ongoing cost containment efforts. As a result of decreased expenses and an increase in sales in the current period, general and administrative expense as a percentage of net sales decreased to 15.9% for the nine months ended December 31, 2010 as compared to 18.4% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.7 million for each of the nine months ended December 31, 2010 and 2009.

Loss from operations . As a result of the foregoing, our loss from operations was $4.3 million for each of the nine months ended December 31, 2010 and 2009. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, recently acquired brands and brands we may acquire in the future, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Income from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Income from this investment was $0.02 million for the nine months ended December 31, 2010.

Foreign exchange (loss) gain. Foreign exchange loss for the nine months ended December 31, 2010 was ($0.2) million as compared to a gain of $2.2 million for the nine months ended December 31, 2009 due to the strengthening of the U.S. dollar against the Euro and its effect on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases. In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances due from our foreign subsidiaries into an additional investment in these subsidiaries. Beginning December 1, 2009, the translation gain or loss from the restatement of any investment in our foreign subsidiaries will be included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830, "Foreign Currency Matters". As such, at each balance sheet date, we restated the Euro denominated intercompany advances included on the books of the foreign subsidiaries in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

Interest (expense) income, net. We had interest expense, net of ($0.2) million for the three months ended December 31, 2010 as compared to interest income, net of $0.03 million for the nine months ended December 31, 2009. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources,” particularly our $2.5 million revolving credit facility and the Frost Note. We expect interest expense to increase in future periods due to borrowings under the Frost Note, the December 2010 Promissory Notes and our borrowings under our revolving credit facility to fund operations, inventory requirements and potential acquisition opportunities.

Gain on sale of intangible asset. In November 2009, we sold our Sam Houston bourbon brand to a third party for $0.5 million in cash. This sale resulted in a gain of $0.4 million for the nine months ended December 31, 2009.

Gain on exchange of note payable. In May 2009, we exchanged our subsidiary's outstanding 3% note payable for 200,000 shares of our common stock. This resulted in a pre-tax, non-cash gain of $0.3 million for the nine months ended December 31, 2009.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests during the nine months ended December 31, 2010 amounted to a loss of ($0.2) million as compared to income of $0.03 million for the comparable prior-year period, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders for the nine months ended December 31, 2010 increased to a loss of $4.8 million from a loss of $1.3 million for the nine months ended December 31, 2009. Net loss per common share, basic and diluted, was $0.05 per share for the nine months ended December 31, 2010 as compared to $0.01 per share for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the nine months ended December 31, 2010, we had a net loss of $4.8 million, and used cash of $4.8 million in operating activities. As of December 31, 2010, we had cash and cash equivalents of $581,887 and had an accumulated deficit of $116.9 million. In addition, as described in Note 8 to our condensed consolidated financial statements, we are obligated to pay $0.4 million in principal pertaining to a note payable maturing in September 2011.

 In the past, we have been able to obtain financing to fund our losses. We are seeking additional financing to ensure continuity of supply of certain of our brands, fund future acquisitions and agency relationships, and support new brand initiatives and marketing programs.  The terms of such potential financing have not been determined at this time and may include the conversion of existing debt into equity, an increase in availability under our revolving credit facility, modification to our existing debt, including a change in maturity dates, and/or new equity issuances.  No assurance can be provided that we will complete any such financings.

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

Existing Financing

In December 2010, we issued promissory notes in the aggregate principal amount of $1.0 million to Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of our company, Vector Group Ltd., a principal shareholder of our company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of our company, Mark E. Andrews, III, our chairman, and Richard J. Lampen, our president and chief executive officer. Borrowings under these notes mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. These notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. These notes do not contain any financial covenants. As of December 31, 2010, $1.0 million of principal was outstanding under these notes.

In June 2010, we issued a $2.0 million note to an affiliate of Phillip Frost, M.D., a director and principal shareholder of our Company, which we refer to as the Frost Note. Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note does not contain any financial covenants. As of December 31, 2010, $2.1 million, consisting of $2.0 million of principal and $0.1 million of accrued interest was outstanding under the Frost Note.

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., a principal shareholder of our company, IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Under the credit agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. At December 31, 2010, the note was secured by $9.5 million of inventory and $5.0 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. We have borrowed the full $2.5 million available under the credit agreement as of the date of this report.

In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of $1.1 million to Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, who become a director of the Company at the time of the acquisition. The note is secured under a security agreement by the Betts & Scholl inventory acquired. The note provides for an initial payment of $0.3 million, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, compounded quarterly. The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. In December 2010, we entered into a letter agreement amending the terms of the note with Betts & Scholl, LLC, that provides that the quarterly installment payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, will not be due and payable until the maturity date of such note and that such installment payments will bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly.

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

Liquidity Discussion

As of December 31, 2010, we had shareholders’ equity of $18.1 million as compared to $22.7 million at March 31, 2010. This decrease is primarily due to our total comprehensive loss in the nine months ended December 31, 2010. We had working capital of $12.7 million at December 31, 2010 as compared to $11.3 million as of March 31, 2010. This increase is primarily due to increased inventory, particularly fine wine inventory.

As of December 31, 2010, we had cash and cash equivalents of approximately $0.6 million, as compared to $1.3 million as of March 31, 2010. The decrease is primarily attributable to the funding of our operations and working capital needs for the nine months ended December 31, 2010. At December 31, 2010, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

The following may result in a material decrease in our liquidity over the near-to-mid term:

•	continued significant levels of cash losses from operations;
•	our ability to obtain additional debt or equity financing should it be required;
•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;
•	our ability to maintain and improve our relationships with our distributors and our routes to market;
•	our ability to procure raw materials at a favorable price to support our level of sales;
•	potential acquisition of additional brands; and
•	expansion into new markets and within existing markets in the United States and internationally.

We continue to implement a plan supporting the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. Further, we are actively seeking to reduce our inventory levels in an effort to reduce our working capital requirements and provide improved cash flow from operations. We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We are also taking a systematic approach to expense reduction, seeking improvements in routes to market and containing production costs to improve cash flows.

Cash flows

   The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended
	December 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,846)	$(5,955)
Investing activities	(362)	3,325
Financing activities	4,513	(445)
Effect of foreign currency translation	(4)	1

Net decrease in cash and cash equivalents	$(699)	$(3,074)

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

During the nine months ended December 31, 2010, net cash used in operating activities was $4.8 million, consisting primarily of a net loss of $4.6 million, a $0.8 million increase in accounts receivable, a $0.6 million decrease in accounts payable and accrued expenses, a $0.5 million increase in inventory and a $0.2 million increase in due from affiliates. These uses of cash were partially offset by a $1.0 million increase in due to related parties, a $0.1 million decrease in other assets and depreciation and amortization expense of $0.7 million.

  During the nine months ended December 31, 2009, net cash used in operating activities was $6.0 million, consisting primarily of a net loss of $1.2 million, a gain on the sale of intangible assets of $0.4 million, a decrease in allowance for obsolete inventories of $0.6 million, a decrease in accounts payable and accrued expenses of $2.7 million, a gain on the conversion of debt of $0.3 million and the effects of changes in foreign exchange of $2.4 million. These uses of cash were partially offset by a $0.4 million decrease in inventories, a $0.3 million increase in due to related parties and depreciation and amortization expense of $0.7 million.

Investing Activities. Net cash used in investing activities was $0.4 million for the nine months ended December 31, 2010, representing a $0.2 million equity investment in a non-consolidated affiliate, $0.1 million used in the acquisition of fixed and intangible assets and $0.01 million in payments under contingent consideration agreements.

Net cash provided by investing activities was $3.3 million during the nine months ended December 31, 2009, representing $3.0 million in net proceeds from the sale of certain short-term investments and $0.5 million in proceeds from the sale of intangible assets, offset by $0.1 million used in the acquisition of fixed assets and $0.1 million in payments under contingent consideration agreements.

Financing activities. Net cash provided by financing activities for the nine months ended December 31, 2010 was $4.5 million, consisting of the $2.0 million borrowed under the Frost Note, $2.5 million borrowed under our $2.5 million revolving credit agreement, $1.0 million borrowed under the December 2010 Promissory Notes and a $0.2 million reduction in restricted cash. These proceeds were offset by the repayment of $0.2 million on the Betts & Scholl note and $1.0 million for the repurchase of our common stock.

Net cash used in financing activities during the nine months ended December 31, 2009 was $0.4 million, consisting of the repayment of $0.1 million to a bank in Ireland under our revolving credit facility, the repayment of $0.4 million on the Betts & Scholl note and $0.2 million for the repurchase of our common stock, offset by $0.2 million in proceeds from a note payable from Gosling's Export (Bermuda) Limited.

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

Item 6. Exhibits

Exhibit
Number	Description
4.1	Form of Note, dated as of December 27, 2010, made by the Company (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed with the SEC on December 28, 2010).

4.2
Letter Agreement dated December 27, 2010 between the Company and Betts & Scholl, LLC (incorporated by reference to exhibit 4.2 to our current report on Form 8-K filed with the SEC on December 28, 2010)

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

February 14, 2011