Form 10-K
period 2011-03-31
Castle Brands Inc
filed 2011-06-29
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2010 closing price was approximately $15,175,000 based on the closing price per share as reported on the NYSE Amex on such date. The registrant had 107,202,145 shares of common stock outstanding at June 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.
FORM 10-K

PART I

Item 1. Business

Overview

We develop and market premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka, tequila and wine. We distribute our products in all 50 U.S. states and the District of Columbia, in twelve primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Jefferson’s®, Jefferson’s Reserve® and Jefferson's Presidential Select TM bourbons, Clontarf® Irish whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey® , Tierras TM tequila, Travis Hasse’s Original® Pie Liqueurs, A. de Fussigny® Cognacs and Betts & SchollTM wines, including the CC:TM line of wines.

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

Our brands

We market the premium brands listed below.

Gosling’s rum. We are the exclusive U.S. distributor for Gosling’s rums, including Gosling’s Black Seal Dark Rum, Gosling’s Gold Bermuda Rum and Gosling’s Old Rum. The Gosling family produces these rums in Bermuda, where Gosling’s rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold a 60% controlling interest in Gosling-Castle Partners, Inc., a global export venture between us and the Gosling family. Gosling-Castle Partners has the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda. The Gosling’s rum brands accounted for approximately 34% and 32% of our revenues for our 2011 and 2010 fiscal years, respectively. We have also introduced Gosling’s Stormy Ginger Beer, an essential non-alcoholic ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail, and Gosling’s Rum Swizzle, the famous Bermuda classic made with both Gosling’s Black Seal Rum and Gosling’s Gold Bermuda Rum along with a blend of island flavors that include pineapple and orange.

Jefferson’s bourbons. We develop and market three premium, very small batch bourbons: Jefferson’s, Jefferson’s Reserve and Jefferson’s Presidential Select. Each of these three distinct premium Kentucky bourbons, is blended in batches of eight to twelve barrels to produce specific flavor profiles.

Clontarf Irish whiskeys. Our family of Clontarf Irish whiskeys currently represents a majority of our case sales of Irish whiskey. Clontarf, an accessible and smooth premium Irish whiskey, is distilled using quality grains and pure Irish spring water. Clontarf is then aged in bourbon barrels and mellowed through Irish oak charcoal. Clontarf is available in single malt and classic versions.

Knappogue Castle Whiskey. We developed our Knappogue Castle Whiskey, a single malt Irish whiskey to build on both the popularity of single malt Scotch whisky and the growth in the Irish whiskey category. Knappogue Castle Whiskey is distilled in pot stills using malted barley and is aged twelve years.

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

Brady’s Irish cream liqueurs. Brady’s Irish Cream, a high quality Irish cream, is made in small batches using Irish whiskey, dairy fresh cream and natural flavors. We have also introduced Brady’s Chocolate Mint Irish Cream.

Boru vodka. Boru vodka, a premium vodka produced in Ireland, was developed in 1998 and is named after the legendary High King of Ireland, Brian Boru, who united the Irish clans and drove foreign invaders out of Ireland. It is five-times distilled using pure spring water for smoothness and filtered through ten feet of charcoal made from Irish oak for increased purity. We offer five flavor extensions of Boru vodka: Boru Citrus, Boru Orange, Boru Cherry, Boru Grape and Boru Crazzberry (a cranberry/raspberry flavor fusion).

Tierras tequila. In 2009, we launched an organic, super-premium tequila, “Tequila Tierras Autenticas de Jalisco”TM or “Tierras”. Tierras is a USDA certified organic tequila and is available as blanco, reposado and añejo. We are the exclusive U.S. importer and marketer of Tierras.

Celtic Crossing liqueur. We have the exclusive worldwide distribution rights for Celtic Crossing, a premium brand of Irish liqueur that is a unique combination of Irish spirits, cognac and a taste of honey. We have a 60% ownership interest in Celtic Crossing in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. Gaelic Heritage Corporation Limited, an affiliate of one of our bottlers, has the exclusive rights to produce and supply us with Celtic Crossing. In 2011, we will be re-launching this Celtic Crossing as a wholly owned brand, Celtic Honey.

Travis Hasse’s Original Pie Liqueurs. We are the exclusive global distributor for Travis Hasse’s Original Pie Liqueurs, including Travis Hasse’s Original Apple Pie Liqueur, a blend of various types of apples, spices and cinnamon, and Travis Hasse's Original Cherry Pie Liqueur, a cherry-pie-filling flavor from the marriage of maraschino cherries and a hint of vanilla. We have a 20% interest in DP Castle Partners, LLC, a joint venture formed with Travis Hasse and his wholly owned Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. Under the terms of the agreement, we will acquire an increasing stake in the brand based on achieving certain case sale targets.

A. de Fussigny Cognacs. We are the exclusive U.S. importer for A. de Fussigny Cognacs, a range of premium cognacs. A. de Fussigny Cognacs include XO, Superieur and Selection. A. de Fussigny Cognacs are the only cognacs still distilled, aged and bottled entirely in Cognac.

Betts & Scholl and cc: wines . Betts & Scholl is a family of fine wines that includes Grenache, Shiraz and Riesling from Australia, Syrah from California, and Hermitage Blanc and Rouge from France. Each bottle of Betts & Scholl features the artwork of internationally renowned contemporary artists. In 2010, we introduced the cc: line of wines, including California Cabernet and Chardonnay.

Our strategy

Our objective is to continue building a distinctive portfolio of global premium spirits and fine wine brands as we move towards profitability. To achieve this, we continue to seek to:

•
increase revenues from our more profitable brands. We have focused, and continue to focus, our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;

•
improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This included personnel reductions throughout our company; restructuring our international distribution system; controlling inventory levels; changing distributor relationships in certain markets; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs. We continue to review costs and seek to further reduce expense; and

•
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and fine wine portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

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

For our flavored vodkas and all of our other spirits brands, rather than removing flavor, various complex flavor profiles are achieved through one or more of the following techniques: infusion of fruit, addition of various flavoring substances, and, in the case of rums, whiskeys and cognacs, aging of the brands in various types of casks for extended periods of time and the blending of several rums, whiskeys or cognacs to achieve a unique flavor profile for each brand. For our wines we work with specific growers and winemakers to produce proprietary expressions of wine from prestigious appellations. After the distillation, purification and flavoring processes are completed, the various liquids are bottled. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging the bottles in various configurations for shipment.

We do not have significant investments in grape contracts, wine making, distillation, bottling or other production facilities or equipment. Instead, we have entered into relationships with several companies to provide those services to us. We believe that these types of arrangements allow us to avoid committing significant amounts of capital to fixed assets and permit us to have the flexibility to meet growing sales levels by dealing with companies whose capacity significantly exceeds our current needs. These relationships vary on a brand-by-brand basis as discussed below. As part of our ongoing cost-containment efforts, we intend to continue to review each of our business relationships to determine if we can increase the efficiency of our operations.

Gosling’s rum

Gosling’s rums have been produced by the Gosling’s family in Hamilton, Bermuda for over 200 years and, under our distribution arrangements with Gosling's Export (Bermuda) Limited, (“Gosling’s Export”), they have retained the right to act as the sole supplier to Gosling-Castle Partners Inc. with respect to our Gosling’s rum requirements. Gosling's sources its rums in the Caribbean and transports them to Bermuda where they are blended according to proprietary recipes. The rums are then sent to Heaven Hill Distilleries, Inc.’s plant in Bardstown, Kentucky where they are bottled, packaged, stored and shipped to our third-party warehouse. In 2007, Gosling’s increased its blending and storage facilities in Bermuda to accommodate our supply needs for the foreseeable future. We believe Heaven Hill has ample capacity to meet our projected supply needs. See “Strategic brand-partner relationships.”

Knappogue Castle and Clontarf Irish whiskeys

In 2005, we entered into a long-term supply agreement with Irish Distillers Limited, a subsidiary of Pernod Ricard, under which it has agreed to supply us with the aged single malt and grain whiskeys used in our Knappogue Castle Whiskey, a Knappogue Castle Whiskey blend we may produce in the future and all of our Clontarf Irish whiskey products. The supply agreement provides for Irish Distillers to meet our running ten-year estimate of supply needs for these products, each of which is produced to a flavor profile prescribed by us. At the beginning of each year of the agreement, we must specify our supply needs for each product for that year, which amounts we are then obligated to purchase over the course of that year. These amounts may not exceed the annual amounts set forth in the running ten-year estimate unless approved by Irish Distillers. The agreement provides for fixed prices for the whiskeys used in each product, with escalations based on certain cost increases. The whiskeys are then sent to Terra Limited (“Terra”) in Baileyboro, Ireland, where they are bottled in bottles we designed and packaged for shipment. We believe that both Terra, which also acts as bottler for certain of our Boru vodka and as producer and bottler of our Brady’s Irish cream (and as bottler for Celtic Crossing, which is supplied to us by one of Terra’s affiliates), has sufficient bottling capacity to meet our current needs, and both Terra and Irish Distillers have the capacity to meet our future supply needs.

Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Boru vodkas and our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2011. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

 Jefferson’s bourbons

Jefferson’s and Jefferson’s Presidential Select bourbons are bottled for us by Lawrenceburg Distillers, Inc., which we refer to as LDI, in Lawrenceburg, Indiana, from our stocks of aged bourbon. Jefferson’s Reserve bourbons are produced and bottled for us by Kentucky Bourbon Distillers in Bardstown, Kentucky. Kentucky Bourbon Distillers sold barrels of aged bourbon to us, from which we blended no more than eight to twelve barrels to produce specific flavor profiles of each of our bourbon products. Kentucky Bourbon Distillers then bottled the bourbons in bottles designed and decorated for us through third party suppliers. Bourbon has been in short supply in the United States in recent years, and we have been actively seeking alternate sourcing for future supply. In December 2009, in order to bolster our bourbon supply, we acquired a rare stock of aged bourbon which will supply our currently forecasted supply needs for Jefferson’s and Jefferson’s Reserve.

Pallini liqueurs

I.L.A.R. S.p.A./Pallini Internazionale (“I.L.A.R.”), an Italian company based in Rome and owned since 1875 by the Pallini family, produces Pallini Limoncello, Raspicello and Peachcello. I.L.A.R. makes their Limoncello using Sfusato Amalfitano lemons in a proprietary infusion process. I.L.A.R. also produces Pallini Peachcello, using white peaches and Pallini Raspicello, using a combination of raspberries and other berries. I.L.A.R. bottles the liqueurs at its plant in Rome and ships them to us under our long-term exclusive U.S. marketing and distribution agreement. We believe that I.L.A.R. has adequate facilities to produce and bottle sufficient Limoncello, Peachcello and Raspicello to meet our foreseeable needs. See “Strategic brand-partner relationships.”

Boru vodka

We have a supply agreement with Royal Nedalco B.V., a leading European producer of grain neutral spirits, to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for Royal Nedalco to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2011, in quantities designated by us. We believe that Royal Nedalco has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the Royal Nedalco agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

The five-times distilled alcohol is delivered from Royal Nedalco to the bottling premises at Terra, where it is filtered in several proprietary ways, pure water is added to achieve the desired proof, and, in the case of the citrus, orange, cherry, grape and Crazzberry versions of Boru vodka, flavorings are added. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the United States and bottled at LDI, where we bottle certain sizes for the U.S. market. We believe that both Terra and LDI have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our future supply needs.

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

Tierras tequila

Tierras Tequila Autenticas de Jalisco or “Tierras” is being produced for us in Mexico by Autentica Tequilera S.A. de C.V. Autentica Tequilera currently sources organic agave from third-parties, and together with its affiliates is in the process of cultivating its own supply of organic agave. Autentica Tequilera distills and bottles the tequila at its facility in the Jalisco region of Mexico. Tierras is available as blanco, reposado and añejo. The blanco is unaged, the reposado is aged in oak barrels at the distillery for up to one year, and the añejo is aged in oak barrels at the distillery for at least one year. We believe that, given the ability of Autentica Tequilera to purchase organic agave and its anticipated cultivation of organic agave, that Autentica Tequilera has sufficient capacity to meet our foreseeable supply needs for this brand.

Travis Hasse’s Original Pie Liqueurs

Travis Hasse’s Original Pie Liqueurs are produced for us by Temperance Distilling Company (“Temperance”) in Temperance, Michigan. Various flavorings are combined with grain neutral spirits to our specifications, and then bottled by Temperance in bottles designed for us. We believe that Temperance has the capacity to meet our foreseeable supply needs for this brand.

A. de Fussigny Cognacs

We are the exclusive U.S. distributor for A. de Fussigny Cognacs, a range of exceptional cognacs. Fussigny Cognacs include XO, Superieur and Selection. The A. de Fussigny Cognacs are produced for us by A. de Fussigny Cognacs, the only cognac producer located entirely in Cognac. We believe that A. de Fussigny Cognacs has sufficient capacity to meet our foreseeable supply needs for this brand.

Betts & Scholl and cc: wines

The Betts and Scholl wines are produced for us by well regarded winemakers in the Barossa Valley in Australia and Hermitage, France.  In Australia, we work with Rusden Wines to produce the OG, Chronique and Black Betty wines.  In France, the winemaker Jean-Louis Chave produces, blends and bottles our Red and White Hermitage wines. The cc: wines are being produced for us by well regarded winemakers in Napa Valley, California. Although we do not have formal agreements with theses parties, we believe that our relationships with them are strong enough and that the availability of wine is such that these producers will be able to provide a sufficient quantity of wine to fulfill our requirements into the foreseeable future.

Distribution network

We believe that one of our strengths is the distribution network that we have developed with our sales team and our independent distributors and brokers. We currently have distribution and brokerage relationships with third-party distributors in all 50 U.S. states, as well as material distribution arrangements in approximately 20 other countries.

U.S. distribution

Background. Importers of beverage alcohol in the United States must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the United States, in either “open” states or “control” states. In the 32 open states, the distributors are generally large, privately-held companies. In the 18 control states, the states themselves function as the distributor, and regulate suppliers such as us. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

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

For fiscal 2011, our U.S. sales represented approximately 88.0% of our revenues, and we expect them to grow as a percentage of our total sales in the future. See note 17 to our accompanying consolidated financial statements.

Importation. We currently hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department, and the requisite state license in all 50 states and the District of Columbia.

Our inventory is strategically maintained in large bonded warehouses and shipped nationally by an extensive network of licensed and bonded carriers.

Until February 2010, we used a New York-based nationally licensed importer, to coordinate the importing and industry compliance required for the sales of our products across the United States. Since March 2010, we have been acting as our own importer as it is more economical than using a third party.

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

International distribution

In our foreign markets, most countries permit sales directly from the brand owner to retail establishments, including liquor stores, chain stores, restaurants and pubs, without requiring that sales go through a wholesaler tier. In our international markets, we rely primarily on established spirits distributors in much the same way as we do in the United States. We use Terra to handle the billing, inventory and shipping for us for some products in certain of our non-U.S. markets.

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

Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Italy, Sweden and the Duty Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2011, non-U.S. sales represented 12.0% of our revenues. See note 17 to our accompanying consolidated financial statements.

Significant customers

Sales to one distributor, Southern Wine and Spirits and related entities, accounted for approximately 28.6% of our consolidated revenues for fiscal 2011.

Our sales team

While we currently expect more rapid growth in the United States, our primary market, international markets hold potential for future growth and are part of our global strategy. We have realigned our international strategy on a market-by-market basis to strengthen our distributor relationships, optimize our sales team and effectively focus our financial resources.

We currently have a total sales force of 15 people, including six regional U.S. sales managers with an average of over 15 years of industry experience with premium beverage alcohol brands.

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

Strategic brand-partner relationships

We forge strategic relationships with emerging and established spirits brand owners seeking opportunities to increase their sales beyond their home markets and achieve global growth. This ability is a key component of our growth strategy and one of our competitive strengths. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships for Gosling’s rum, the Pallini liqueurs, Travis Hasse’s Original Pie Liqueurs, A. de Fussigny cognacs, Tierras Tequila and Celtic Crossing, as described below, and we intend to seek to expand our brand portfolio through similar future arrangements.

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

I.L.A.R. S.p.A./Pallini Internazionale

We have a long-term, exclusive marketing and distribution agreement with I.L.A.R., a family-owned Italian spirits company founded in 1875, under which we distribute Pallini Limoncello, Peachcello and Raspicello liqueurs in the United States. We began shipping these products in September 2005.

In January 2011, we entered into an agreement (the "New Agreement") with Pallini Internazionale S.r.l. ("Pallini"), as successor in interest to I.L.A.R., regarding the importation and distribution of certain Pallini brand products. The New Agreement supersedes our August 27, 2004 agreement with I.L.A.R. S.p.A (the "Original Agreement"). The terms of the New Agreement are effective as of April 1, 2010.

The New Agreement expires on March 31, 2016, subject to successive five-year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. Under the New Agreement, if minimum volume targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to us. However, if such targets are met, we have the right under the New Agreement to receive certain termination payments and other payments upon the non-renewal of the agreement, certain terminations of the agreement or the sale of the brand. We have modified reporting requirements under the New Agreement as compared to the Original Agreement. The exclusive territory under the New Agreement is the fifty states of the United States of America and the District of Columbia, but does not include Puerto Rico, overseas territories or military bases of the United States that were included in the Original Agreement.

Autentica Tequilera S.A. de C.V./Tierras tequila

In February 2008, we entered into an importation and marketing agreement with Autentica Tequilera S.A. de C.V., under which we became the exclusive U.S. importer ofTequila Tierras Autenticas de Jalisco or “Tierras,” a USDA certified organic, super premium tequila.

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

Gaelic Heritage Corporation Limited/Celtic Crossing

In March 1998, we entered into an exclusive national distribution agreement with Gaelic Heritage Corporation Limited, an affiliate of Terra, one of our suppliers, which was amended in April 2001, under which we acquired from Gaelic a 60% ownership interest, and our former importer, MHW, Ltd., acquired a 10% ownership interest, in the Celtic Crossing brand in the United States, Canada, Mexico, Puerto Rico and the islands between North and South America. We also have the right to acquire 70% of the ownership of the Celtic Crossing brand in the remainder of the world. We also acquired the exclusive right to distribute Celtic Crossing on a world-wide basis. Under the terms of the agreement with Gaelic, as amended, we have the right to purchase from Gaelic, based upon our forecasts, cases of Celtic Crossing at annually agreed costs and a royalty payment per case sold at various rates depending on the territory and type of case sold. During the agreement term, we may not distribute any other Irish liqueur unless it is bottled in Terra’s facilities or unless Gaelic provides its prior written consent. The agreement continues until terminated by either party.

Travis Hasse’s Original Pie Liqueurs

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

A. de Fussigny Cognacs

In May 2010, we entered into an importation and marketing agreement with A. de Fussigny Cognac, under which we became the exclusive U.S. importer of A. de Fussigny Cognacs, a range of premium cognacs. A. de Fussigny Cognacs include XO, Superieur and Selection. A. de Fussigny Cognacs are the only cognacs still distilled, aged and bottled entirely in Cognac.

The agreement has a five-year term, with automatic five-year renewals based upon sales targets. During the term, we have the right to purchase cognac at stipulated prices and A. de Fussigny must maintain certain standards for its products. We are required to prepare periodic reports detailing the development of the brand’s sales and prepare annual strategic marketing and growth plans.

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

We have entered into distribution agreements for brands owned by third parties, such as the Gosling’s rums, the Pallini liqueurs, Travis Hasse’s Original Pie liqueurs, A. de Fussigny cognacs and Tierras tequila. The Gosling’s rum brands, Pallini liqueurs, Travis Hasse’s Original Pie liqueurs and A. de Fussigny cognacs are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda), Travis Hasse’s Original Pie liqueurs globally and the Pallini liqueur brands and A. de Fussigny cognacs in the United States. Gosling’s also has a trademark for their signature rum cocktail, Dark ‘n Stormy. Autentica Tequiliera holds the registered U.S. trademark for Tequila Tierras Autenticas de Jalisco and its distinctive label. See “Strategic brand-partner relationships.”

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

Employees

As of March 31, 2011, we had 40 full-time employees, 24 of which were in sales and marketing and 16 of which were in management, finance and administration. We also had 40 full-time employees as of March 31, 2010. As of March 31, 2011, 38 of our employees were located in the United States and two were located outside of the United States in Ireland.

Geographic Information

We operate in one business — premium beverage alcohol. Our product categories are rum, whiskey, liqueurs, vodka, tequila and wine. We report our operations in two geographical areas: International and United States. See note 17 to our accompanying consolidated financial statements.

Available Information

Our corporate filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended, and any amendments to those filings, are available, free of charge, on our investor website, http://investor.castlebrandsinc.com , as soon as reasonably practicable after we or our officers and directors electronically file or furnish such material with the SEC. You may also find our code of business conduct, nominating and governance charter and audit committee charter on our website. We do not intend for information contained in our website, or those of our subsidiaries, to be a part of this annual report on Form 10-K. Shareholders may request paper copies of these filings and corporate governance documents, without charge, by written request to Castle Brands Inc., 122 East 42nd St., Suite 4700, New York, NY 10168, Attn: Investor Relations.

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

We have incurred losses since our inception, including a net loss of $6.3 million for fiscal 2011, and had an accumulated loss of $118.4 million as of March 31, 2011. We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment therein. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

We may require additional capital, which we may not be able to obtain on acceptable terms.  Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

We have limited capital compared to other companies in our industry.  This may limit our operations and growth, including our ability to continue to develop existing brands, service our debt obligations, maintain adequate inventory levels, fund potential acquisitions of new brands, penetrate new markets, attract new customers and enter into new distribution relationships. If we have not generated sufficient cash from operations to finance additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our operations and growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, such as our 10% Series A Convertible Preferred Stock (“Series A Preferred Stock”), our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the United States, Bermuda, the Caribbean, Australia and Europe. We rely on the owners of Gosling’s rum, Pallini liqueurs, A. de Fussigny Cognacs and Tierras tequila to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, Royal Nedalco is the sole producer for Boru vodka; Irish Distillers Limited is the sole provider of our single malt, blended and grain Irish whiskeys; Gaelic Heritage Corporation Limited is the sole producer of our Celtic Crossing Irish liqueur; and Terra Limited is not only the sole producer of our Brady’s Irish cream liqueur but also the only bottler of our Irish whiskeys. We do not have long-term written agreements with all of our suppliers. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 18 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

Also, there are special risks associated with the acquisition of additional brands through joint venture arrangements. While we own a controlling interest in our Gosling-Castle Partners strategic export venture and have operational control of DPCP, we may not have the majority interest in, or control of, future joint ventures that we may enter into. There is, therefore, risk that our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our interests or goals or those of the joint venture. There is also risk that our current or future joint venture partners may be unable to meet their economic or other obligations and that we may be required to fulfill those obligations alone.

Our ability to grow through the acquisition of additional brands will also be dependent upon the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

Currency exchange rate fluctuations and devaluations may have a significant adverse effect on our revenues, sales and overall financial results.

For fiscal 2011, non-U.S. operations accounted for approximately 12.0% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales. Also, for fiscal 2011, Euro denominated sales accounted for approximately 8.1% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse affect on our financial results. Our ability to acquire spirits and wine and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.

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

Either our or our strategic partners’ failure to protect our respective trademarks and trade secrets could compromise our competitive position and decrease the value of our brand portfolio.

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

Also, lawsuits have been brought in a number of states alleging that beverage alcohol manufacturers and marketers have improperly targeted underage consumers in their advertising. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, it is possible we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

Regulatory decisions and legal, regulatory and tax changes could limit our business activities, increase our operating costs and reduce our margins.

Our business is subject to extensive regulation in all of the countries in which we operate. This may include regulations regarding production, distribution, marketing, advertising and labeling of beverage alcohol products. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

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

If we do not meet the NYSE Amex continued listing criteria, we may be delisted and trading of our common stock could be conducted in the OTC Bulletin Board or the interdealer quotation systems of the OTC Markets Group Inc. In such case, a shareholder likely would find it more difficult to trade our common stock or to obtain accurate market quotations for it. If our common stock is delisted, it will become subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of shareholders to sell their common stock in the secondary market.

Our executive officers, directors and principal shareholders own a substantial percentage of our voting stock, which allows them to control matters requiring shareholder approval. They could make business decisions for us that cause our stock price to decline and may act by written consent.

As of June 28, 2011, our executive officers, directors and principal shareholders beneficially owned approximately 62% of our common stock, including warrants and options that are exercisable within 60 days of the date of this annual report and assuming full conversion of the Series A Preferred Stock and related warrants to be acquired by such persons in connection with the June 2011 private placement described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result, if they act in concert, they could control matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. Also, our charter permits our shareholders to act by written consent. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

Provisions in our articles of incorporation, our bylaws and Florida law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing shareholders.

Our articles of incorporation, our bylaws and the Florida Business Corporation Act contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of our shareholders. These include provisions limiting the shareholders’ powers to remove directors. Our articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, such as our Series A Preferred Stock. Florida law also imposes conditions on certain "affiliated transactions” with “interested shareholders.”

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

Our shareholders may experience substantial dilution as a result of the conversion of  Series A Preferred Stock, the exercise of options and warrants to purchase our common stock, or due to anti-dilution provisions relating to any on the foregoing.

As of June 28, 2011, we have outstanding or have entered into agreements to issue 6,937 shares of Series A Preferred Stock which may convert into 22,818,961 shares of our common stock and warrants to purchase 11,409,487 shares of our common stock.  Also, as of June 28, 2011, we have reserved 12,000,000 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  The conversion of the Series A Preferred Stock and the exercise of these options and warrants will result in dilution to our existing shareholders and could have a material adverse effect on our stock price. The conversion price of the Series A Preferred Stock and certain warrants are also subject to certain anti-dilution adjustments.

We are required to pay liquidated damages to the holders of our Series A Preferred Stock if we fail to timely register for resale the shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the 2011 Warrants issued in our June 2011 private placement, which liquidated damages could adversely affect our results of operations.

We are required to register with the SEC for resale the shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants issued in our June 2011 private placement.  If we fail to timely register such shares of common stock for resale, we will be required to pay monthly liquidated damages to the holders of such Series A Preferred Stock in an amount equal to 1.0% of the subscription amount paid by such holders, up to a maximum of 3.0% such subscription amount.  The payment of such liquidated damages could have an adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our executive offices are located in New York, NY, where we lease approximately 4,800 square feet of office space under a lease that expires in April 2012. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in December 2013 and approximately 1,000 square feet of office space in Houston, TX under a lease that expires in January 2012.

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

Fiscal 2011	High	Low
First Quarter (April 1 — June 30, 2010)	$0.42	$0.24
Second Quarter (July 1 — September 30, 2010)	$0.45	$0.30
Third Quarter (October 1 — December 31, 2010)	$0.41	$0.33
Fourth Quarter (January 1 — March 31, 2011)	$0.41	$0.33

Fiscal 2010
First Quarter (April 1 — June 30, 2009)	$0.28	$0.19
Second Quarter (July 1 — September 30, 2009)	$0.46	$0.20
Third Quarter (October 1 — December 31, 2009)	$0.47	$0.27
Fourth Quarter (January 1 — March 31, 2010)	$0.34	$0.24

Holders

At June 28, 2011, there were approximately 160 record holders of our common stock.

Dividend policy

We did not declare or pay any cash dividends in fiscal 2011 or 2010 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2011 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,076,236	$2.43	6,850,578
Total	7,076,236	$2.43	6,850,578

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits and fine wine brands as we move towards profitability. To achieve this, we continue to seek to:

•	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;

•
improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This included personnel reductions throughout our company; restructuring our international distribution system; reducing inventory levels; changing distributor relationships in certain markets; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs. We continue to review costs and seek to reduce expense; and

•
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and fine wine portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

  Recent Events

$7.0 Million Private Placement

To support our liquidity needs as we pursue a path towards profitability, in June 2011 we entered into agreements relating to a private placement of an aggregate of approximately $7.0 million of newly-designated Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, whether or not declared by our board, which are payable in shares of our common stock upon conversion of the Series A Preferred Stock or upon a liquidation. We completed a private offering with certain investors of approximately $2.2 million of Series A Preferred Stock for its stated value of $1,000 per share and warrants, which we refer to as the 2011 Warrants, to purchase 50% of the number of shares of our common stock, issuable upon conversion of such Series A Preferred Stock.  Subject to adjustment (including dilutive issuances), the Series A Preferred Stock is convertible into common stock at a conversion price of $0.304 per share and the 2011 Warrants have an exercise price of $0.38 per share.

Also in June 2011, certain of our directors, officers and other affiliates agreed to purchase an aggregate of approximately $1.0 million of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, we issued an aggregate of approximately $1.0 million in promissory notes to these affiliate purchasers, which notes and accrued but unpaid interest thereon will convert automatically into Series A Preferred Stock and 2011 Warrants following shareholder approval.  These notes bear interest at 10% per annum and mature 18 months from the date of issuance, subject to prior conversion upon shareholder approval.  The affiliate purchasers include Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal shareholder of our company, Mr. Richard Lampen, our chief executive officer and a director of our company, Mr. Mark Andrews, our chairman of the board, and certain of his affiliates, Mr. John Glover, our chief operating officer, and Mr. Alfred Small, our senior vice president, chief financial officer, treasurer and secretary.

Also in June 2011, certain holders of our outstanding debt, including certain of our directors, officers and other affiliates agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for $3.6 million aggregate principal amount of our existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  The affiliate debt holders include Frost Gamma Investments Trust, Vector Group Ltd., a principal shareholder of ours, Mr. Lampen , Mr. Andrews, Lafferty Ltd., a principal shareholder of our company and IVC Investments, LLLP, an entity affiliated with Mr. Glenn Halpryn, a director of ours, and Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, a director of ours (who converted principal, but not accrued but unpaid interest thereon).  We believe that the debt conversion should better position us to access traditional third-party working capital financing.

If we sell or grant any option to purchase or any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire common stock at an effective price per share that is lower than the then conversion price of the Series A Preferred Stock, the holders of the Series A Preferred Stock and the 2011 warrants will be entitled to an adjusted conversion price and additional shares of common stock upon the exercise of the 2011 warrants.

We agreed to register for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock and the exercise of the 2011 Warrants.

Pallini Agreement

In January 2011, we entered into a new agreement with Pallini, as successor in interest to I.L.A.R., regarding the importation and distribution of certain Pallini brand products. The new agreement supersedes the August 27, 2004 agreement with I.L.A.R. The terms of the new agreement were effective as of April 1, 2010.

The new agreement expires on March 31, 2016, subject to successive five-year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. The original agreement had an expiration date of December 31, 2012. Under the new agreement, if minimum volume targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to us. However, if such targets are met, we have the right under the new agreement to receive certain payments upon the non-renewal of the agreement, certain terminations of the agreement or the sale of the Pallini brand. We have modified reporting requirements under the new agreement. The exclusive territory under the new agreement is the fifty states of the United States of America and the District of Columbia, but does not include Puerto Rico, overseas territories or military bases of the United States that were included in the original agreement.

December 2010 Promissory Notes

In December 2010, we issued promissory notes in the aggregate principal amount of $1.0 million to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Borrowings under the notes mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is due at maturity. The notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The holders of these  notes agreed to convert the notes to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above.

DP Castle Partners, LLC

In August 2010, we formed DP Castle Partners, LLC with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original® Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original® Pie Liqueurs and we have the global distribution rights for this brand. We purchase the finished product from DPCP at a pre-determined margin and then use our existing infrastructure, sales force and distributor network to sell the product and promote the brands. Under the terms of the agreement, we own 20% of DPCP and will acquire an increasing stake in the brand based on achieving certain case sales targets.

Revolving Credit Facility

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Under the credit agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. At December 31, 2010, the note was secured by $10.2 million of inventory and $4.5 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. We have borrowed the full amount available under the credit agreement as of the date of this filing. $0.5 million of this facility will be converted to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above.

June 2010 Promissory Note

In June 2010, we issued a $2.0 million promissory note to Frost Gamma Investments Trust, which we refer to as the Frost Note. Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. This note will be converted to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above.

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

Operations overview

We generate revenue through the sale of our products to our network of wholesale distributors or, in control states, state-operated agencies, which, in turn, distribute our brands to retail outlets. In the U.S., our sales price per case includes excise tax and import duties, which are also reflected as a corresponding increase in our cost of sales. Most of our international sales are sold “in bond”, with the excise taxes paid by our customers upon shipment, thereby resulting in lower relative revenue as well as a lower relative cost of sales, although some of our United Kingdom sales are sold “tax paid”, as in the United States. The difference between sales and net sales principally reflects adjustments for various distributor incentives.

Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. We purchase certain products, such as Gosling’s rums, Pallini liqueurs, A. de Fussingy cognacs and Tierras tequila, as finished goods. For other products, such as Jefferson’s bourbons, we purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. Our U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S.

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

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2012 to be lower than fiscal 2011, as we have restructured our fine wine division and our international operations and continue to control core spending. We expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

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

Our growth strategy is based upon partnering with other brands, acquiring smaller and emerging brands and growing existing brands. To identify potential partner and acquisition candidates we plan to rely on our management’s industry experience and our extensive network of industry contacts. We also plan to maintain and grow our U.S. and international distribution channels so that we are more attractive to spirits companies who are looking for a route to market for their products. We expect to compete for foreign and small private and family-owned spirits brands by offering flexible and creative structures, which present an alternative to the larger spirits companies.

We intend to finance our brand acquisitions through a combination of our available cash resources, third party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, the pursuit of acquisitions and other new business relationships may require significant management attention. We may not be able to successfully identify attractive acquisition candidates, obtain financing on favorable terms or complete these types of transactions in a timely manner and on terms acceptable to us, if at all.

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard industry metric.

	Years ended March 31,
	2011	2010
Cases
United States	247,610	217,938
International	59,667	68,248

Total	307,277	286,186

Rum	108,974	95,271
Vodka	70,775	92,012
Liqueurs	75,446	59,944
Whiskey	35,896	35,541
Tequila	1,402	2,104
Wine	13,810	1,314
Other	974	—

Total	307,277	286,186

Percentage of Cases
United States	80.6%	76.2%
International	19.4%	23.8%

Total	100.0%	100.0%

Rum	35.4%	33.3%
Vodka	23.0%	32.2%
Liqueurs	24.6%	20.9%
Whiskey	11.7%	12.4%
Tequila	0.5%	0.7%
Wine	4.5%	0.5%
Other	0.3%	0.0%

Total	100.0%	100.0%

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

Revenue recognition

We recognize revenue from product sales when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer under the terms of sale (FOB shipping point or FOB destination) and collection is reasonably assured. We do not offer a right of return but will accept returns if we shipped the wrong product or wrong quantity. Revenue is not recognized on shipments to control states in the United States until such time as the product is sold through to the retail channel.

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

Goodwill and other intangible assets

As of March 31, 2011 and 2010, we recorded $1.1 million and $1.0 million, respectively, of goodwill that arose from acquisitions. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. We evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

The fair value of each reporting unit was determined at each of March 31, 2011 and 2010 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. We did not record an impairment on goodwill or other intangible assets for fiscal 2011 or 2010.

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

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Stock-based compensation was $0.2 million for each of fiscal 2011 and 2010. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2011 and 2010 are included in note 13 to our consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Years ended March 31,
	2011	2010
Sales, net	100.0%	100.0%
Cost of sales	65.3%	66.0%
Reversal of provision for obsolete inventory	(0.1)%	(2.3)%

Gross profit	34.8%	36.3%

Selling expense	33.6%	33.6%
General and administrative expense	15.3%	19.7%
Depreciation and amortization	2.9%	3.2%

Loss from operations	(17.0)%	(20.2)%

Other income	0.0%	0.0%
Other expense	0.0%	(0.2)%
Loss from equity investment in non-consolidated affiliate	0.0%	0.0%
Foreign exchange (loss) gain	(1.0)%	7.4%
Interest (expense) income, net	(1.3)%	0.1%
Gain on sale of intangible asset	0.0%	1.4%
Gain on exchange of note payable	0.0%	0.9%
Income tax benefit	0.5%	0.5%

Net loss	(18.8)%	(10.1)%
Net (income) loss attributable to noncontrolling interests	(1.0)%	0.0%

Net loss attributable to common shareholders	$(19.8)%	$(10.1)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Years ended March 31,
	2011	2010
Net loss attributable to common shareholders	$(6,307,282)	$(2,871,654)
Adjustments:
Interest (expense) income, net	405,384	(22,147)
Income tax benefit	(148,152)	(148,152)
Depreciation and amortization	919,751	924,946
EBITDA (loss)	(5,130,299)	(2,117,007)
Allowance for doubtful accounts	(2,063)	316,365
Allowance for obsolete inventory	(39,199)	(657,599)
Stock-based compensation expense	169,741	160,347
Severance expense	330,779	—
Other income	(1,579)	(491)
Other expense	300	49,993
Loss from equity investment in non-consolidated affiliate	2,827	—
Foreign exchange (loss) gain	308,585	(2,126,214)
Gain on sale of intangible asset	—	(405,900)
Gain on exchange of note payable	—	(270,275)
Net income attributable to noncontrolling interests	312,739	5,197
EBITDA, as adjusted	(4,048,169)	(5,045,584)

Our EBITDA, as adjusted, improved 20.0% to ($4.1) million for the year ended March 31, 2011, as compared to ($5.1) million for the comparable prior-year period, primarily as a result of our increased sales and decreases in our general and administrative expense. These improvements were offset by an increase in selling expense, primarily due to the costs associated with our fine wine division.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, non-cash compensation expense and severance charges is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as severance expense, or do not involve a cash outlay, such as stock-based compensation expense. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Fiscal 2011 compared with fiscal 2010

Net sales. Net sales increased 12.4% to $32.0 million for the year ended March 31, 2011, as compared to $28.5 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 80.6% for the year ended March 31, 2011, as compared to 76.2% for the comparable prior-year period due to the organic growth of certain brands and the introduction of three new brands into the U.S. market. Our international case sales suffered from changes in wholesalers and increased price competition in the vodka category, which also affected vodka sales in the U.S. U.S. net sales increased to $28.1 million for the year ended March 31, 2011 from $24.2 million for the comparable prior-year period. 2011 U.S. net sales include $2.1 million in revenue from sales of our Betts & Scholl wines, which we acquired in September 2009, $0.9 million in revenue from sales of the Travis Hasse's Pie liqueurs, which we launched in September 2010, and $0.3 million in revenue from sales of the A. de Fussigny cognacs, which we launched in August 2010. The growth in U.S. sales reflects the momentum for our Gosling’s rums, Jefferson’s bourbons, Irish whiskies and Brady’s Irish Cream.

The table below presents the increase or decrease, as applicable, in case sales by product category for the year ended March 31, 2011 as compared to the year ended March 31, 2010:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	13,703	10,332	14.4%	13.8%
Vodka	(21,237)	(11,482)	(23.1)%	(17.3)%
Liqueurs	15,502	15,656	25.9%	26.9%
Whiskey	355	2,398	1.0%	15.7%
Tequila	(702)	(702)	(33.4)%	(33.4)%
Wine	12,496	12,496	951.0%	951.0%
Other	974	974	—	—

Total	21,091	29,672	7.4%	13.6%

       Gross profit. Gross profit increased 7.8% to $11.1 million for the year ended March 31, 2011 from $10.3 million for the comparable prior-year period, while our gross margin decreased to 34.8% for the year ended March 31, 2011 compared to 36.4% for the comparable prior-year period. During the years ended March 31, 2011 and 2010, we recorded reversals of our allowance for obsolete and slow moving inventory of $0.04 million and $0.7 million, respectively. We recorded these reversals because we were able to sell certain goods included in the allowance recorded during previous fiscal years. Absent the reversals of the allowance, our gross profit was $11.1 million and $9.7 million for the years ended March 31, 2011 and 2010, respectively, and our gross margin was 34.7% and 34.0%, respectively.

Selling expense. Selling expense increased 12.3% to $10.8 million for the year ended March 31, 2011 from $9.6 million for the comparable prior-year period. This increase in selling expense resulted from $0.5 million in increased employee expense due to the addition of staff in our fine wine division, $0.3 million in severance charges, and an increase of $0.4 million in shipping costs to our distributors due to our move to delivered pricing in which we are responsible for all shipping charges to our distributors and include these charges in our price to the distributor. Previously, the individual distributors were responsible for shipping costs. This increase in selling expense was offset by a decrease in advertising, marketing and promotion expense of $0.2 million for the year ended March 31, 2011 compared to the comparable prior-year period. The increase in selling expense was substantially offset by an increase in sales, resulting in selling expense as a percentage of net sales of 33.6% for each of the years ended March 31, 2011 and 2010.

General and administrative expense. General and administrative expense decreased 12.8% to $4.9 million for the year ended March 31, 2011 as compared to $5.6 million for the comparable prior-year period, primarily due to decreases of $0.4 million in professional fees and $0.1 million in employee expense due to our ongoing cost containment efforts. Also, the year ended March 31, 2010 included $0.3 million in bad debt expense due to the insolvency of certain international distributors. As a result of decreased expenses and an increase in sales in the current period, general and administrative expense as a percentage of net sales decreased to 15.3% for the year ended March 31, 2011 as compared to 19.7% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.9 million for each of the years ended March 31, 2011 and 2010.

Loss from operations. As a result of the foregoing, our loss from operations improved 6.3% to ($5.4) million for the year ended March 31, 2011 from ($5.8) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, recently acquired brands and brands we may acquire in the future, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Loss from this investment was $0.003 million for the year ended March 31, 2011.

Foreign exchange (loss) gain. Foreign exchange loss for the year ended March 31, 2011 was ($0.3) million as compared to a gain of $2.1 million for the year ended March 31, 2010 due to the weakening of the U.S. dollar against the Euro and its effect on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases. In November 2009, to improve the liquidity of our foreign subsidiaries, we converted our intercompany balances due from our foreign subsidiaries into an additional investment in these subsidiaries. Beginning December 1, 2009, any translation gain or loss from the restatement of any investment in our foreign subsidiaries will be included in other comprehensive income. Prior to this conversion, we considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830, "Foreign Currency Matters". As such, at each balance sheet date, we restated the Euro-denominated intercompany advances included on the books of the foreign subsidiaries in U.S. dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss.

Interest (expense) income, net. We had interest expense, net of ($0.4) million for the year ended March 31, 2011 as compared to interest income, net of $0.02 million for the year ended March 31, 2010. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources,” particularly our $2.5 million revolving credit facility, the Frost Note and the December 2010 Promissory Notes. We expect interest expense to decrease in future periods due to the Frost Note and the December 2010 Promissory Notes converting to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above.

Gain on sale of intangible asset. In November 2009, we sold our Sam Houston bourbon brand to a third party for $0.5 million in cash. This sale resulted in a gain of $0.4 million for the year ended March 31, 2010.

Gain on exchange of note payable. In May 2009, we exchanged our subsidiary's outstanding 3% note payable for 200,000 shares of our common stock. This resulted in a pre-tax, non-cash gain of $0.3 million for the year ended March 31, 2010.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests during the year ended March 31, 2011 amounted to a loss of ($0.3) million as compared to a loss of ($0.01) million for the comparable prior-year period, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders for the year ended March 31, 2011 increased to a loss of $6.3 million from a loss of $2.9 million for the year ended March 31, 2010. Net loss per common share, basic and diluted, was $0.06 per share for the year ended March 31, 2011 as compared to $0.03 per share for the comparable prior-year period.

Potential fluctuations in quarterly results and seasonality

  Our industry is subject to seasonality with peak sales in each major category generally occurring in the fourth calendar quarter, which is our third fiscal quarter. This holiday demand typically results in slightly higher sales for us in our second and/or third fiscal quarters.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended March 31, 2011, we had a net loss of $6.3 million, and used cash of $4.3 million in operating activities. As of March 31, 2011, we had cash and cash equivalents of $1.0 and had an accumulated deficit of $118.4 million.

In June 2011, we entered into definitive agreements to issue an aggregate of approximately $7.0 million of our Series A Convertible Preferred Stock in a series of private placement transactions.

Under the terms of the transactions, we issued $2.2 million of Series A Preferred Stock for its stated value and warrants to purchase an aggregate of 3.5 million shares of our common stock, to third-party purchasers.  Also, we will issue approximately $4.8 million of additional Series A Preferred Stock for its stated value and warrants to purchase an aggregate of approximately 7.9 million additional shares of our common stock, to certain of our directors, officers and other affiliates following shareholder approval of such issuance in accordance with the rules and regulations of the NYSE Amex.  Pending shareholder approval, we issued an aggregate of $1.0 million in promissory notes to the affiliate investors; following shareholder approval, such promissory notes and $3.8 million in existing debt and accrued but unpaid interest thereon will convert to Series A Preferred Stock and warrants to purchase our common stock.  Holders of approximately 41.4% of our outstanding common stock have entered into irrevocable agreements to vote their shares in connection with the transactions.

We believe that the financing described above, combined with our current cash and working capital, will enable us to fund our losses until profitability, ensure continuity of supply of certain of our brands, fund future acquisitions and agency relationships, and support new brand initiatives and marketing programs. The additional capital enhances our ability to attract new brands, further strengthens our relationships with our distributors and should enable us to access more traditional third party working capital financing.

Existing Financing

In December 2010, we issued promissory notes in the aggregate principal amount of $1.0 million to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark E. Andrews, III, and Richard J. Lampen. Borrowings under these notes mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and is due at maturity. These notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. These notes do not contain any financial covenants. As of March 31, 2011, $1.03 million consisting of $1.0 million of principal and $0.03 million of accrued interest was outstanding under these notes. These notes will be converted to Series A Preferred Stock following shareholder approval as part of  $7.0 Private Placement transaction described above.

In June 2010, we issued a $2.0 million note to an affiliate of Phillip Frost, M.D. Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note does not contain any financial covenants. As of March 31, 2011, $2.2 million, consisting of $2.0 million of principal and $0.2 million of accrued interest was outstanding under the Frost Note. This note will be converted to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above.

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Under the credit agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. At March 31, 2011, the note was secured by $8.7 million of inventory and $5.1 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. $0.5 million of this facility will be converted to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above. We have borrowed the full amount available under the credit agreement as of the date of this report.

In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of $1.1 million to Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, who become a director of the Company at the time of the acquisition. The note is secured under a security agreement by the Betts & Scholl inventory acquired. The note provides for an initial payment of $0.3 million, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, compounded quarterly. The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. In December 2010, we entered into a letter agreement amending the terms of the note with Betts & Scholl, LLC, that provides that the quarterly installment payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, will not be due and payable until the maturity date of such note and that such installment payments will bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. $0.1 million of this note will be converted to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described in above.

In December 2009, Gosling-Castle Partners, Inc., a 60% owned subsidiary, issued a promissory note (the “GCP Note”) in the aggregate principal amount of $0.2 million to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008.

Liquidity Discussion

As of March 31, 2011, we had shareholders’ equity of $16.5 million as compared to $22.7 million at March 31, 2010. This decrease is primarily due to our total comprehensive loss in the year ended March 31, 2011. We had working capital of $11.5 million at March 31, 2011 as compared to $11.3 million as of March 31, 2010. This increase is primarily due to increased inventory, particularly wine inventory.

As of March 31, 2011, we had cash and cash equivalents of approximately $1.0 million, as compared to $1.3 million as of March 31, 2010. The decrease is primarily attributable to the funding of our operations and working capital needs for the year ended March 31, 2011, partially offset by the $2.0 million borrowed under the Frost Note, $2.5 million borrowed under our $2.5 million revolving credit agreement and $1.0 million borrowed under the December 2010 Promissory Notes. At March 31, 2011, we also had approximately $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

The following may result in a material decrease in our liquidity over the near-to-mid term:

•	continued significant levels of cash losses from operations;
•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;
•	our ability to maintain and improve our relationships with our distributors and our routes to market;
•	our ability to procure raw materials at a favorable price to support our level of sales;
•	potential acquisitions of additional brands; and
•	expansion into new markets and within existing markets in the United States and internationally.

We continue to implement a plan to support the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. Further, we are actively seeking to reduce our inventory levels in an effort to reduce our working capital requirements and provide improved cash flow from operations. We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We are also taking a systematic approach to expense reduction, seeking improvements in routes to market and containing production costs to improve cash flows.

Cash flows

  The following table summarizes our primary sources and uses of cash during the periods presented:

	Years ended March 31,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,209)	$(5,918)
Investing activities	(306)	3,967
Financing activities	4,272	(769)

Effect of foreign currency translation	9	(11)

Net decrease in cash and cash equivalents	$(234)	$(2,731)

Operating activities. A substantial portion of available cash has been used to fund our operating activities. In general, these cash funding requirements are based on operating losses, driven chiefly by the costs in maintaining our distribution system and our sales and marketing activities. We have also utilized cash to fund our receivables and inventories. In general, these cash outlays for receivables and inventories are only partially offset by increases in our accounts payable to our suppliers.

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits, bulk wine and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila, or A. de Fussigny cognacs. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers.

During the year ended March 31, 2011, net cash used in operating activities was $4.2 million, consisting primarily of a net loss of $6.0 million, a $0.2 million increase in accounts receivable, a $0.4 million decrease in accounts payable and accrued expenses, and a $0.2 million increase in due from affiliates. These uses of cash were partially offset by $0.2 million in non-cash interest, a $0.3 million decrease in inventory, a $1.1 million increase in due to related parties, a $0.1 million decrease in other assets and depreciation and amortization expense of $0.9 million.

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

Investing Activities. Net cash used in investing activities was $0.3 million for the year ended March 31, 2011, representing a $0.2 million equity investment in a non-consolidated affiliate, $0.3 million used in the acquisition of fixed and intangible assets and $0.1 million in payments under contingent consideration agreements, offset by a $0.2 million decrease in restricted cash.

Net cash provided by investing activities was $4.0 million for the year ended March 31, 2010, representing $3.7 million in net proceeds from the sale of certain short-term investments and $0.5 million in proceeds from the sale of intangible assets, offset by $0.1 million used in the acquisition of fixed assets and $0.1 million in payments under contingent consideration agreements.

Financing activities. Net cash provided by financing activities for the year ended March 31, 2011 was $4.3 million, consisting of the $2.0 million borrowed under the Frost Note, $2.5 million borrowed under our $2.5 million revolving credit agreement, $1.0 million borrowed under the December 2010 Promissory Notes. These proceeds were offset by the repayment of $0.2 million on the Betts & Scholl note and $1.0 million for the repurchase of our common stock.

 Net cash used in financing activities for the year ended March 31, 2010 was $0.8 million, consisting of the repayment of $0.1 million to a bank in Ireland under our revolving credit facility, the repayment of $0.5 million on the Betts & Scholl note and $0.2 million for the repurchase of our common stock.

Obligations and commitments

  Irish bank facilities. We have credit facilities with availability aggregating approximately €0.3 million ($0.5 million) with an Irish bank, including overdraft, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million ($0.5 million) with the bank to secure these borrowings.

We believe we are in compliance with the financial covenants of our Irish bank facilities as of March 31, 2011.

Betts & Scholl note. In connection with our acquisition of the assets of Betts & Scholl, LLC in September 2009, we issued a secured promissory note to Betts & Scholl, LLC in the aggregate principal amount of $1.1 million. The note is secured by the Betts & Scholl inventory acquired under a security agreement. This note provided for an initial payment of $0.25 million, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, the applicable federal rate on the acquisition date, compounded quarterly. This note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, this note. In December 2010, we entered into a letter agreement with Betts & Scholl, LLC amending the terms of the note which provides that the quarterly installment payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $0.1, will not be due and payable until the maturity date of such note and that such installment payments will bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. $0.1 million of this note will be converted to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above.

Gosling-Castle Partners note. In December 2009, Gosling-Castle Partners issued the GCP Note in the aggregate principal amount of $0.2 million to Gosling's Export in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008.

December 2010 Promissory Note.  In December 2010, we issued promissory notes in the aggregate principal amount of $1.0 million to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark E. Andrews, III, and Richard J. Lampen. Borrowings under these notes mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. These notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. These notes do not contain any financial covenants. As of March 31, 2011, $1.0. million of principal and $0.03 million of accrued interest was outstanding under these notes. These notes will be converted to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above.

Frost Note. In June 2010, we issued the Frost Note, a $2.0 million note to an affiliate of Phillip Frost, M.D. Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note does not contain any financial covenants. As of March 31, 2011, $2.2 million, consisting of $2.0 million of principal and $0.2 million of accrued interest was outstanding under the Frost Note. This note will be converted to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above.

Revolving credit agreement. In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Under the credit agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. At March 31, 2011, the note was secured by $8.7 million of inventory and $5.1 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. $0.5 million of this facility will be converted to Series A Preferred Stock following shareholder approval as part of the $7.0 Private Placement transaction described above. We have borrowed the full amount available under the credit agreement as of the date of this report.

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

Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2011, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2011, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.40979 (equivalent to U.S. $1.00 = €0.70927) and  £1.00 = U.S. $1.60315 (equivalent to U.S. $1.00 = £0.62368).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2011 or 2010. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries (the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and 2010, and the consolidated results of its operations, changes in shareholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
New York, New York
June 28, 2011

CASTLE BRANDS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,
	2011	2010
ASSETS:
Current Assets
Cash and cash equivalents	$1,047,372	$1,281,141
Accounts receivable — net of allowance for doubtful accounts of $461,941 and $807,438, respectively	5,636,494	5,394,019
Due from shareholders and affiliates	216,361	2,192
Inventories— net of allowance for obsolete and slow moving inventory of $207,142 and $370,869, respectively	9,869,080	9,243,801
Prepaid expenses and other current assets	1,008,885	960,033

Total Current Assets	17,778,192	16,881,186

Equipment — net	509,554	482,025
Other Assets
Investment in non-consolidated affiliate, at equity	155,573	—
Intangible assets — net of accumulated amortization of $4,171,882 and $3,437,237, respectively	10,999,335	11,669,432
Goodwill	1,126,010	994,044
Restricted cash	468,007	693,966
Other assets	68,975	169,134

Total Assets	$31,105,646	$30,889,787

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable	$426,175	$425,435
Accounts payable	3,444,813	3,826,705
Accrued expenses	733,551	657,934
Due to shareholders and affiliates	1,734,497	676,028

Total Current Liabilities	6,339,036	5,586,102

Long-Term Liabilities
Notes payable	5,910,484	434,034
Deferred tax liability	1,962,760	2,110,912

Total Liabilities	14,212,280	8,131,048

Commitments and Contingencies (Note 15)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 107,202,145 and 107,955,207 shares issued and outstanding at March 31, 2011 and 2010, respectively	1,072,021	1,079,552
Additional paid-in capital	135,468,120	135,466,448
Accumulated deficit	(118,413,246)	(112,105,964)
Accumulated other comprehensive loss	(1,633,502)	(1,768,531)

Total controlling shareholders’ equity	16,493,393	22,671,505

Noncontrolling interests	399,973	87,234

Total equity	16,893,366	22,758,739

Total Liabilities and Equity	$31,105,646	$30,889,787

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended March 31,
	2011	2010
Sales, net*	$31,997,276	$28,475,842
Cost of sales*	20,890,019	18,797,602
Reversal of provision for obsolete inventory	(39,199)	(657,599)

Gross profit	11,146,456	10,335,839

Selling expense	10,756,673	9,582,099
General and administrative expense	4,897,210	5,618,437
Depreciation and amortization	919,751	924,946

Loss from operations	(5,427,178)	(5,789,643)

Other income	1,579	491
Other expense	(300)	(49,993)
Loss from equity investment in non-consolidated affiliate	(2,827)	—
Foreign exchange (loss) gain	(308,585)	2,126,214
Interest (expense) income, net	(405,384)	22,147
Gain on sale of intangible asset	—	405,900
Gain on exchange of note payable	—	270,275
Income tax benefit	148,152	148,152

Net loss	(5,994,543)	(2,866,457)
Net income attributable to noncontrolling interests	(312,739)	(5,197)

Net loss attributable to common shareholders	$(6,307,282)	$(2,871,654)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.06)	$(0.03)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	107,426,871	104,691,880

*Sales, net and Cost of sales include excise taxes of $4,913,168 and $5,022,230 for the years ended March 31, 2011 and 2010, respectively.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC.  AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE, MARCH 31, 2009	101,612,349	$1,016,123	$133,576,957	$(109,234,310)	$642,907	$82,037	$26,083,714

Comprehensive loss
Net loss				(2,871,654)		5,197	(2,866,457)
Foreign currency translation adjustment					(2,411,438)		(2,411,438)

Total comprehensive loss							(5,277,895)

Exchange of 3% note payable, including interest (net of gain on conversion of $270,275)	200,000	2,000	42,000				44,000
Repurchase and retirement of common stock	(1,000,000)	(10,000)	(170,000)				(180,000)
Issuance of common stock in connection with Betts & Scholl, LLC asset acquisition	7,142,858	71,429	1,857,143				1,928,572
Stock-based compensation			160,348				160,348
BALANCE, MARCH 31, 2010	107,955,207	$1,079,552	$135,466,448	$(112,105,964)	$(1,768,531)	$87,234	$22,758,739

Comprehensive loss
Net (loss) income				(6,307,282)		312,739	(5,994,543)
Foreign currency translation adjustment					135,029		135,029

Total comprehensive loss							(5,859,514)

Repurchase and retirement of common stock	(3,790,562)	(37,906)	(985,569)				(1,023,475)
Issuance of common stock in exchange for fine wine inventory	3,000,000	30,000	810,000				840,000
Issuance of common stock in connection with stock option exercises	37,500	375	7,500				7,875
Stock-based compensation			169,741				169,741

BALANCE, MARCH 31, 2011	107,202,145	$1,072,021	$135,468,120	$(118,413,246)	$(1,633,502)	$399,973	$16,893,366

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,994,543)	$(2,866,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	919,751	924,946
Gain on sale of intangible asset	—	(405,900)
Provision for doubtful accounts	(2,063)	316,365
Amortization of deferred financing costs	12,500	2,083
Deferred tax benefit	(148,152)	(148,152)
Loss from equity investment in non-consolidated affiliate	2,827	—
Effect of changes in foreign exchange	80,952	(2,424,857)
Stock-based compensation expense	169,741	160,347
Provision for obsolete inventories	(39,199)	(657,599)
Non-cash interest charge	181,060	2,645
Gain on exchange of note payable	—	(270,275)
Changes in operations, assets and liabilities:
Accounts receivable	(217,542)	1,219,534
Due from affiliates	(214,169)	72,823
Inventory	301,810	737,942
Prepaid expenses and supplies	(46,365)	(237,414)
Other assets	87,659	(23,558)
Accounts payable and accrued expenses	(362,042)	(1,668,131)
Due to related parties	1,058,469	(652,539)

Total adjustments	1,785,237	(3,051,740)

NET CASH USED IN OPERATING ACTIVITIES	(4,209,306)	(5,918,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(202,341)	(93,383)
Acquisition of intangible assets	(64,548)	—
Investment in non-consolidated affiliate, at equity	(150,000)	—
Change in restricted cash	243,011	(5,249)
Proceeds from sale of intangible asset	—	500,000
Payments under contingent consideration agreements	(131,966)	(95,472)
Short-term investments — net	—	3,661,437

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(305,844)	3,967,333

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities — net	2,500,000	(126,438)
Note payable — Betts & Scholl	(212,271)	(461,208)
Promissory note – Frost Gamma Investments Trust	2,000,000	—
Promissory note – $1.0 million note	1,000,000	—
Payments of obligations under capital leases	—	(929)
Proceeds from stock option exercises	7,875	—
Repurchase of common stock	(1,023,475)	(180,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,272,129	(768,575)

EFFECTS OF FOREIGN CURRENCY TRANSLATION	9,252	(11,197)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(233,769)	(2,730,636)
CASH AND CASH EQUIVALENTS — BEGINNING	1,281,141	4,011,777

CASH AND CASH EQUIVALENTS — ENDING	$1,047,372	$1,281,141

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for fine wine inventory in June 2010	$840,000	$—
Exchange of $314,275 of the 3% note payable, including all interest, by issuance of common stock for $44,000 in May 2009	$—	$314,275
Acquisition of Betts & Scholl, LLC assets by issuance of common stock in September 2009	$—	$1,928,572
Acquisition of Betts & Scholl, LLC assets by issuance of net note payable in September 2009	$—	$844,541
Promissory note issued to Goslings Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases	$—	$211,580

Interest paid	$189,757	$10,689

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.
Description of business and business combination — The consolidated financial statements include the accounts of the Castle Brands Inc. (the “Company”), its wholly-owned subsidiaries, Castle Brands (USA) Corp. (“CB-USA”), and McLain & Kyne, Ltd. (“McLain & Kyne”), and the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.
Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka, tequila and wine in the United States, Canada, Europe, Latin America and the Caribbean. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported from Europe into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.
Brands — Rum — Gosling’s rums, a family of premium rums with a 200-year history, including the award-winning Gosling’s Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda.

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

Liqueurs — Brady’s Irish Cream, a premium Irish cream liqueur; Celtic Crossing, a premium Irish liqueur; pursuant to an exclusive U.S. marketing arrangement, Pallini Limoncello, Raspicello and Peachcello premium Italian liqueurs; and, pursuant to an exclusive global distribution agreement, Travis Hasse’s Original® Pie liqueurs.

Vodka — Boru vodka, is an ultra-pure, five-times distilled and specially filtered premium vodka. Boru is produced in Ireland and has five flavor extensions (citrus, orange, cherry, grape and Crazzberry).

Tequila — a USDA certified organic tequila organic, super-premium tequila, Tequila Tierras Autenticas de Jalisco or Tierras,. The Company is the exclusive U.S. importer and marketer of Tierras, which is available as blanco, reposado and añejo.

Cognac — A. de Fussigny cognacs, an exceptional range of fine cognacs, for which the Company is the exclusive U.S. distributor.

Wines - Betts & Scholl fine wines and the CC:wines, including CC:Cabernet and CC:Chardonay.

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

H.
Inventories — Inventories are comprised of distilled spirits, bulk wine, dry good raw materials (bottles, labels, corks and caps), packaging and finished goods, and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded in cost of goods sold. See Note 3.

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

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other”, impairment of goodwill must be tested at least annually by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. The estimates that most significantly affect the fair value calculation are related to revenue growth, cost of sales, selling and marketing expenses and discount rates. Impairment testing is done at the reporting level. If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid. Rights, trademarks, trade names and formulations are indefinite lived intangible assets not subject to amortization and are tested for impairment at least annually. The impairment test consists of a comparison of the fair value of the asset group allocated to each reporting unit with its allocated carrying amount.

The fair value of each reporting unit was determined at March 31, 2011 and 2010 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. The Company did not record an impairment on goodwill or other intangible assets for the either of the years ended March 31, 2011and 2010.

K.
Impairment of long-lived assets — Under the ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company concluded that there was no impairment during the years ended March 31, 2011 and 2010 on its definite lived intangible assets.

L.
Shipping and handling — The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense. The Company changed to “delivered pricing” in the year ended March 31, 2010, in which the Company is responsible for all shipping charges to its distributors and includes these charges in its price to the distributor. Previously, the individual distributors were responsible for shipping costs. Shipping charges included in selling expense amounted to $875,612 and $455,014 for the years ended March 31, 2011 and 2010, respectively.

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

O.
Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Also, the Company has funded the continuing operations of the international subsidiaries. The Company previously considered these transactions to be trading balances and short-term funding subject to transaction adjustment under ASC 830. As such, at each balance sheet date, the Euro denominated intercompany balances included on the books of the foreign subsidiaries were restated in U.S. Dollars at the exchange rate in effect at the balance sheet date, with the resulting foreign currency transaction gain or loss included in net loss. In November 2009, to improve the liquidity of the foreign subsidiaries, the Company converted $17,481,169 in intercompany balances due from the foreign subsidiaries into an additional investment in the subsidiaries. Beginning December 1, 2009, any translation gain or loss from the restatement of any investment in the foreign subsidiaries will be included in other comprehensive income.

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

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:
a.	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
b.	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
c.	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
d.	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:
a.	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
b.
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are directly or indirectly observable for the asset or liability for substantially the full term of the financial instrument.

c.	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Q.
Income taxes — Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has adopted the provisions of ASC 740 and has recognized no adjustment for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2011.

R.	Research and development costs — The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

S.
Advertising — Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $1,660,545 and $1,628,427 for the years ended March 31, 2011 and 2010, respectively.

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

W.
Recent accounting pronouncements — In May 2011, the FASB issued authoritative guidance which will result in common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards. These disclosures include: (a) information about transfers between level 1 and level 2 of the fair value hierarchy; (b) information about the sensitivity of a fair value measurement categorized within level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs; and (c) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The guidance will become effective for the Company January 1, 2012. The Company does not expect the adoption of the standard to have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants outstanding. In computing diluted net loss per share for the years ended March 31, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2011	2010
Stock options	4,570,850	3,089,900
Warrants to purchase common stock	1,926,814	2,016,814

Total	6,497,664	5,106,714

NOTE 3 — INVENTORIES

	March 31,
	2011	2010
Raw materials	$2,318,260	$2,961,887
Finished goods – net	7,550,820	6,281,914

Total	$9,869,080	$9,243,801

As of March 31, 2011 and 2010, 37% and 47%, respectively, of raw materials and 3% and 4%, respectively, of finished goods were located outside of the United States.

The Company recorded reversals of its allowance for obsolete and slow moving inventory of $39,199 and $657,599 during the years ended March 31, 2011 and 2010, respectively, and disposed of $338,837 of obsolete inventory during the year ended March 31, 2010. These reversals were recorded as the Company was able to sell certain of the goods included in the allowance recorded during previous fiscal years. The reversals were recorded as a reduction in cost of sales. The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the year ended March 31, 2011, CB-USA purchased $1,153,021 in finished goods from DPCP under the distribution agreement. As of March 31, 2011, CB-USA was indebted to DPCP in the amount of $208,044 which is included in due to shareholders and affiliates on the accompanying consolidated balance sheet. Under the terms of the agreement, CB-USA initially owns 20% of the entity and will increase its stake in DPCP based on achieving case sale targets. The Company has accounted for this investment under the equity method of accounting. This investment balance was $155,573 at March 31, 2011.

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

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, pursuant to a stock purchase agreement. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company will also pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of the acquired business through March 31, 2011. The Company is also required to pay an earn-out based on the case sales of the Jefferson’s Presidential Select for a specified amount of cases. For the years ended March 31, 2011 and 2010, the sellers earned $131,966 and $95,472, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

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

NOTE 6 — EQUIPMENT, NET

Equipment consists of the following:

	March 31,
	2011	2010
Equipment and software	$1,725,336	$1,790,219
Furniture and fixtures	10,325	10,325

	1,735,661	1,800,544
Less: accumulated depreciation	1,226,107	1,318,519

Balance as of March 31, 2011	$509,554	$482,025

Depreciation expense for the years ended March 31, 2011 and 2010 totaled $185,106 and $226,496, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2011 and 2010 were as follows:

Amount
Balance as of March 31, 2009	$—

Acquisition of Betts & Scholl assets	898,572
Payments under McLain and Kyne agreement	95,472
Balance as of March 31, 2010	$994,044

Payments under McLain and Kyne agreement	131,966
Balance as of March 31, 2011	$1,126,010

Intangible assets consist of the following:

	March 31,
	2011	2010
Definite life brands	$170,000	$170,000
Trademarks	535,948	479,248
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	28,262	20,350
Patents	994,000	994,000
Other	28,480	28,544

	10,692,245	10,627,697
Less: accumulated amortization	4,171,882	3,437,237

Net	6,520,363	7,190,460
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$10,999,335	$11,669,432

Accumulated amortization consists of the following:

	March 31,
	2011	2010
Definite life brands	$149,218	$137,885
Trademarks	164,015	130,834
Rights	3,305,321	2,751,928
Distributor relationships	99,600	33,200
Product development	8,140	4,070
Patents	445,588	379,320

Accumulated amortization	$4,171,882	$3,437,237

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Amortization expense for the years ended March 31, 2011 and 2010 totaled $734,645 and $698,519, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2012	$719,912
2013	719,915
2014	709,471
2015	705,400
2016	704,393

Total	$3,559,091

NOTE 8 — RESTRICTED CASH

At March 31, 2011 and 2010, the Company had €331,969 or $468,007 (translated at the March 31, 2011 exchange rate) and €515,845 or $693,966 (translated at the March 31, 2010 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. In April 2010, the Company reduced the aggregate amount of the credit facilities, and the commensurate cash restricted from withdrawal, by €185,000 or $236,654 (translated at the exchange rate then in effect).

NOTE 9 — NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2011	2010
Notes payable consist of the following:
Note payable (A)	$426,175	$633,332
Note payable (B)	211,580	226,137
Credit agreement (C)	2,500,000	—
Note payable (D)	2,170,575	—
Note payable (E)	1,028,329	—

Total	$6,336,659	$859,469

A.
In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note in the aggregate principal amount of $1,094,541 to Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, who became a director of the Company at the time of the acquisition. This note is secured by the Betts & Scholl inventory acquired by the Company under a security agreement. This note provides for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under this note accrues at an annual rate of 0.84%, compounded quarterly. This note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. In December 2010, the Company entered into a letter agreement with Betts & Scholl, LLC amending the terms of the note, which provides that the quarterly installment payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, will not be due and payable until the maturity date of such note and that such installment payments will bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. At March 31, 2011, $426,175, consisting of $421,062 of principal and $5,113 of accrued interest, due on this note is included in current liabilities. Approximately $107,000 of this note will be converted into Series A Preferred Stock and 2011 Warrants (each as defined in Note 18) as part of the private placement transaction described in Note 18, if shareholder approval of such transaction is obtained.

B.
In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. Interest has been recorded retroactive to November 15, 2008. At March 31, 2011, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.
In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Vector Group Ltd., a principal shareholder of the Company, Lafferty Ltd., a principal shareholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of the Company, Mark E. Andrews, III, the Company’s Chairman, and Richard J. Lampen, the Company’s President and Chief Executive Officer. Under the credit agreement, the Company may borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. The note is secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a security agreement. Borrowings under this facility occurred as follows: $1,000,000 on April 23, 2010, $1,000,000 on September 14, 2010 and $500,000 on October 22, 2010. At March 31, 2011, $2,500,000 of principal due on this credit agreement was outstanding and is included in long-term liabilities. Approximately $500,000 outstanding under this facility, and accrued but unpaid interest thereon, will be converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 18, if shareholder approval of such transaction is obtained.

D.
In June 2010, the Company issued a $2,000,000 promissory note to Frost Gamma Investments Trust. Borrowings under the note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is payable at maturity. The note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At March 31, 2011, $2,170,575, consisting of $2,000,000 of principal and $170,575 of accrued interest is included in long-term liabilities in respect of the Frost Note. This note and accrued but unpaid interest thereon, will be converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 18, if shareholder approval of such transaction is obtained.

E.
In December 2010, the Company issued promissory notes in the aggregate principal amount of $1,000,000 to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Borrowings under these notes mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is payable at maturity. These notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At March 31, 2011, $1,028,329, consisting of $1,000,000 of principal and $28,329 of accrued interest is included in long-term liabilities in respect of these notes. These notes, and accrued but unpaid interest thereon, will be converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 18, if shareholder approval of such transaction is obtained.

Unless shareholder approval of the private placement transaction described in Note 18 is obtained, payments due on notes payable are as follows:

Years ending March 31,	Amount
2012	$426,175
2013	3,198,904
2014	2,500,000
Thereafter	211,580

Total	$6,336,659

NOTE 10 — EQUITY

Common stock — In June 2010, the Company issued 3,000,000 shares of its common stock in exchange for fine wine inventory. The inventory was valued at $840,000 based on the closing price of the common stock on the date of the transaction.

Share repurchase – In June 2010, the Company repurchased 3,790,562 shares of its common stock at a price of $0.27 per share in a privately-negotiated transaction. Also, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock. As of March 31, 2011, no shares of the Company’s common stock had been repurchased under the repurchase program.

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2011 and March 31, 2010, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Tax years 2009 through 2011 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2005 through 2011 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax benefit for the years ended March 31, 2011 and 2010 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2011, the Company had federal net operating loss carryforwards of approximately $70,000,000 for U.S. tax purposes, which expire through 2031 and foreign net operating loss carryforwards of approximately $19,800,000 which carry forward without limit of time. Utilization of the U.S. tax losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

The pre-tax income, on a financial statement basis, from foreign sources totaled $84,150 for the year ended March 31, 2011 and the pre-tax loss, on a financial statement basis, from foreign sources totaled $488,116 for the year ended March 31, 2010.

The Company did not have any undistributed earnings from foreign subsidiaries at March 31, 2011 and 2010.

The following table reconciles the income tax benefit and the federal statutory rate of 34%.

	Years ended March 31,
	2011	2010
	%	%
Computed expected tax benefit, at 34%	34.00	34.00
Increase in valuation allowance	(42.47)	(74.21)
Effect of foreign rate differential	0.32	3.85
Taxes included in minority interest	(1.69)	(0.06)
Tax effect of gain (loss) on foreign exchange	(1.66)	25.17
Other	3.15	0.09
State and local taxes, net of federal benefit	6.00	6.00

Income tax benefit	(2.35)	(5.16)

In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the years ended March 31, 2011 and 2010, the Company recognized $148,152 and $148,152 of income tax benefit, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2011	2010
Deferred income tax assets:
Foreign currency transactions	$110,000	$130,000
Accounts receivable	40,000	74,000
Inventory	82,000	66,000
Stock based compensation	1,778,000	1,710,000
Amortization of intangibles	1,148,000	939,000
Net operating loss carryforwards — U.S.	28,056,000	25,607,000
Net operating loss carryforwards — foreign	1,931,000	1,939,000
Other	2,000	3,000

Total gross assets	33,147,000	30,468,000
Less: Valuation allowance	(33,147,000)	(30,468,000)

Net deferred asset	$—	$—

Deferred income tax liability:
Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in GCP	(1,333,316)	(1,481,468)

Net deferred income tax liability	$(1,962,760)	$(2,110,912)

The Company has recorded a full valuation allowance against its deferred tax assets as it believes it is more likely than not that such deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2011 and 2010 was approximately $33,147,000 and $30,468,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2011 and 2010 was $2,679,000 and $2,131,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

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

As established, there were 2,000,000 shares of common stock reserved and available for distribution under the Plan. In January 2009, the Company’s shareholders approved an amendment to the Plan to increase the number of shares available under the Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of March 31, 2011, 6,850,578 shares remain available for issuance under the Plan.

Stock based compensation expense for the years ended March 31, 2011 and 2010 amounted to $169,741 and $160,347, respectively, of which $27,153 and $39,480, respectively, is included in selling expense and $142,587 and $120,867, respectively, is included in general and administrative expense for the years ended March 31, 2011 and 2010, respectively. At March 31, 2011, total unrecognized compensation cost amounted to approximately $327,079, representing 2,688,100 unvested options. This cost is expected to be recognized over a weighted-average period of 8.47 years. There were 10,600 shares exercised during the year ended March 31, 2011 and 26,900 shares exercised during the year ended March 31, 2010. Since the options exercised were de minimis incentive stock options, the Company did not recognize any related tax benefit for the years ended March 31, 2011 and 2010.

Stock Options — A summary of the options outstanding under the Plan is as follows:

	Years ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,089,900	$1.24	3,555,975	$2.57
Granted	1,541,850	0.35	585,000	0.32
Exercised	(10,600)	0.21	(26,900)	0.21
Forfeited	(50,300)	3.38	(1,024,175)	5.35

Outstanding at end of period	4,570,850	$0.92	3,089,900	$1.24

Exercisable at period end	1,882,750	$1.75	1,237,400	$2.62

Weighted average fair value of grants during the period		$0.17		$0.13

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2011:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.01 — $0.50	4,095,850	8.38	1,407,750	$0.30	$61,580
$1.01 — $2.00	68,000	6.84	68,000	1.82	—
$5.01 — $6.00	198,500	3.11	198,500	5.96	—
$6.01 — $7.00	17,000	5.98	17,000	6.36	—
$7.01 — $8.00	184,000	4.68	184,000	7.57	—
$8.01 — $9.00	7,500	5.86	7,500	9.00	—

	4,570,850	7.97	1,882,750	$1.75	$61,580

Total stock options exercisable as of March 31, 2011 were 1,882,750. The weighted average exercise price of these options was $1.75. The weighted average remaining life of the options outstanding was 7.97 years and of the options exercisable was 6.91 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2011 and 2010:
		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2009	1,730,000	$0.32

Granted	585,000	0.32
Canceled or expired	(30,000)	0.35
Vested	(432,500)	0.32

Unvested at March 31, 2010	1,852,500	0.32

Granted	1,541,850	0.35
Canceled or expired	(20,000)	0.35
Vested	(686,250)	0.31

Unvested at March 31, 2011	2,688,100	$0.34

Restricted Stock Grants — On December 16, 2008, the Company’s Compensation Committee approved the grant of restricted common stock in lieu of cash retention payments under retention agreements dated June 15, 2008 between the Company and three of its executive officers. These executive officers received a total of 578,572 shares of restricted common stock. The restricted stock vested in two equal installments on February 11, 2010 and 2011. At March 31, 2011, all of the 578,572 shares of the restricted stock had vested.

A summary of the restricted stock outstanding under the Plan is as follows:

Shares
Restricted stock outstanding at March 31, 2010	578,572
Granted	—
Canceled or expired	—

Restricted stock outstanding at March 31, 2011	578,572

Weighted average fair value per restricted share at grant date	$0.25
Weighted average share price at grant date	$0.25

The fair value of each award under the Plan is estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility and the volatility of a peer group of companies over the expected life of the option. The expected term and vesting of the options represents the estimated period of time until exercise. The expected term was determined using the simplified method available under current guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. Current authoritative guidance also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.

The fair value of options and restricted stock at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	March 31,
	2011	2010
Risk-free interest rate	2.31%	2.98%
Expected option life in years	6.21	6.25
Expected stock price volatility	65%	65%
Expected dividend yield	0%	0%

B.	Stock Incentive Plan — The Company has entered into various warrant agreements.

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

Warrants to Purchase Common Stock Issued to Senior Note Holders

In connection with the issuance of senior notes in November 2006, the Company entered into warrant agreements granting the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2012. These warrants were recorded at relative fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount was fully recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable.

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

The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2009	2,198,314	$6.88

Granted	—	—
Exercised	—	—
Forfeited	(181,500)	8.00

Warrants outstanding and exercisable, March 31, 2010	2,016,814	$6.78

Granted	—	—
Exercised	—	—
Forfeited	(90,000)	8.00

Warrants outstanding and exercisable, March 31, 2011	1,926,814	$6.72

 NOTE 14 — RELATED PARTY TRANSACTIONS

A.
The Company entered into transactions with Knappogue Corp., a shareholder in the Company. Knappogue Corp. is controlled by the Company’s Chairman and his family. The transactions primarily involved rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes, including Company meetings and to entertain the Company’s customers. For the years ended March 31, 2011 and 2010, fees incurred by the Company to Knappogue Corp. amounted to $3,406 and $2,536 respectively. These charges have been included in selling expense.

B.
The Company contracted with BPW, Ltd., for business development services including providing introductions for the Company to agency brands that would enhance the Company’s portfolio of products and assisting the Company in successfully negotiating agency agreements with targeted brands. BPW, Ltd. is controlled by a director of the Company. The contract provided for a various payments to BPW, Ltd., including a bonus payable to BPW Ltd. in equal quarterly installments upon the finalization of an agency brand agreement based upon estimated annual case sales by the Company during the first year of operations at the rate of $1 per 9-liter case of volume, less any retainer previously paid, and a commission based upon actual future sales of the agency brand while under the Company’s management through December 31, 2009, when the commitment expired. For the year ended March 31, 2010, BPW, Ltd. was paid $58,288 under this contract. These charges have been included in general and administrative expense.

C.
I.L.A.R. S.p.A is a shareholder in the Company and an officer of I.L.A.R. S.p.A is a director of the Company. In January 2011, CB-USA entered into an agreement ("New Agreement") with Pallini Internazionale S.r.l. ("Pallini"), as successor in interest to I.L.A.R. S.p.A, regarding the importation and distribution of certain Pallini brand products. The New Agreement supersedes that certain Agreement dated as of August 27, 2004 between I.L.A.R. S.p.A and CB-USA. The terms of the New Agreement are effective as of April 1, 2010.

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

For the years ended March 31, 2011 and 2010 the Company purchased goods from Pallini for $2,948,625 and $2,590,646, respectively. As of March 31, 2011 Pallini owed the Company $216,361 for its share of marketing expense, which is included in due from shareholders and affiliates on the consolidated balance sheet. As of March 31, 2011 and 2010, the Company was indebted to Pallini for $695,270 and $32,215, respectively, which is included in due to shareholders and affiliates on the consolidated balance sheet.

D.
In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2011 and 2010, Vector Group was paid $105,326 and $128,510, respectively, under this agreement. These charges have been included in general and administrative expense.

E.
In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”), the parent of Ladenburg Thalmann & Co. Inc., for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2011 and 2010, LTS was paid $124,450 and $200,055, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and two other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

A.
The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2014, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount  of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2011, the Company has contracted to purchase approximately €909,882 or $1,282,743 (translated at the March 31, 2011 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.
The Company has a distribution agreement with Gaelic Heritage Corporation, Ltd., an international supplier, to be the sole-producer of Celtic Crossing, one of the Company’s products, for an indefinite period.

C.
The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2012 and provides for monthly payments of $16,779. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013. In February 2011, the lease was amended to reflect a rent reduction to monthly payments of €1,250 or $1,762 (translated at the March 31, 2011 exchange rate) for the balance of the lease term. The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2012 and calls for monthly payments of $1,693. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2012	$239,428
2013	37,926
2014	14,098

Total	$291,452

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $330,152 and $307,483 for the years ended March 31, 2011 and 2010, respectively, and is included in general and administrative expense.

D.
Under the amended terms of the agreement under which the Company purchased McLain & Kyne, Ltd., the Company is obligated to pay an earn-out to the sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which shall not exceed $4,000,000, will be determined by calculations as defined in the agreement, as amended, through March 31, 2011. The Company is also required to pay an earn-out based on the case sales of the Jefferson’s Presidential Select for a specified amount of cases. For the years ended March 31, 2011 and 2010, the sellers earned $131,966 and $95,472, respectively, under this agreement.

E.
In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., IVC Investors, LLLP, Mark E. Andrews, III, and Richard J. Lampen. Under the credit agreement, the Company may borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. The note is secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a security agreement. Borrowings under this facility occurred as follows: $1,000,000 on April 23, 2010, $1,000,000 on September 14, 2010 and $500,000 on October 22, 2010. At March 31, 2011, $2,500,000 of principal due on this credit agreement was outstanding and is included in long-term liabilities. Approximately $500,000 outstanding under this facility, and accrued but unpaid interest thereon, will be converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 18, if shareholder approval of such transaction is obtained.

NOTE 16 — CONCENTRATIONS

A.
Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company did not exceed the limits in effect as of March 31, 2011 and exceeded insured limits in effect at March 31, 2010 by approximately $812,000.

B.
Customers — Sales to four customers accounted for approximately 44.9% of the Company’s revenues for the year ended March 31, 2011 (of which one customer accounted for 28.6%) and approximately 37.9% of accounts receivable at March 31, 2011. Sales to four customers accounted for approximately 47.7% of the Company’s revenues for the year ended March 31, 2010 (of which one customer accounted for 32.0%) and approximately 40.7% of accounts receivable at March 31, 2010.

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

	Years ended March 31,
	2011		2010
Consolidated Revenue:
International	$3,851,169	12.0%	$4,254,801	14.9%
United States	28,146,107	88.0%	24,221,041	85.1%

Total Consolidated Revenue	$31,997,276	100.0%	$28,475,842	100.0%

Consolidated Results from Operations:
International	$(212,787)	3.9%	$(360,223)	6.2%
United States	(5,214,391)	96.1%	(5,429,420)	93.8%

Total Consolidated Results from Operations	$(5,427,178)	100.0%	$(5,789,643)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(654,182)	10.4%	$(894,306)	31.1%
United States	(5,653,100)	89.6%	(1,977,348)	68.9%

Total Consolidated Net Loss Attributable to Common Shareholders	$(6,307,282)	100.0%	$(2,871,654)	100.0%

Income tax benefit:
United States	148,152	100.0%	148,152	100.0%

Consolidated Revenue by category:
Rum	$10,790,695	33.8%	$9,260,326	32.5%
Liqueurs	7,853,650	24.5%	6,714,226	23.6%
Whiskey	5,544,691	17.3%	5,738,809	20.2%
Vodka	3,948,431	12.3%	5,018,258	17.6%
Tequila	300,393	0.9%	564,709	2.0%
Wine	2,096,099	6.6%	331,334	1.1%
Other*	1,463,317	4.6%	848,180	3.0%

Total Consolidated Revenue	$31,997,276	100.0%	$28,475,842	100.0%

	As of March 31,
	2011		2010
Consolidated Assets:
International	$2,640,896	8.5%	3,167,893	10.3%
United States	28,421,272	91.5%	27,721,894	89.7%

Total Consolidated Assets	$31,062,168	100.0%	30,889,787	100.0%

* Includes related non-beverage alcohol products.

NOTE 18 — SUBSEQUENT EVENTS

Preferred stock issuance – In June 2011 the Company entered into agreements relating to a private placement of an aggregate of approximately $7.0 million of newly-designated 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are payable in shares of the Company’s Common Stock upon conversion of the Series A Preferred Stock or upon a liquidation.  The Company completed a private offering with certain investors of approximately $2.2 million of Series A Preferred Stock for its stated value of $1,000 per share and warrants (“2011 Warrants”), to purchase 50% of the number of shares of the Company’s Common Stock, issuable upon conversion of such Series A Preferred Stock.  Subject to adjustment (including dilutive issuances), the Series A Preferred Stock is convertible into Common Stock at a conversion price of $0.304 per share and the 2011 Warrants have an exercise price of $0.38 per share.

Also in June 2011, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of approximately $1.0 million of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, the Company issued an aggregate of approximately $1.0 million in promissory notes to these affiliate purchasers, which notes and accrued but unpaid interest thereon will convert automatically into Series A Preferred Stock and 2011 Warrants following shareholder approval.  These notes bear interest at 10% per annum and mature 18 months from the date of issuance, subject to prior conversion upon shareholder approval.  The affiliate purchasers include Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal shareholder of the Company, Mr. Richard Lampen, the Company’s Chief Executive Officer and a director of the Company, Mr. Mark Andrews, the Company’s Chairman of the Board of Directors, and certain of his affiliates, Mr. John Glover, the Company’s Chief Operating Officer, and Mr. Alfred Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary.

Also in June 2011, certain holders of the Company’s outstanding debt, including directors, officers and other affiliates agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for $3.6 million aggregate principal amount of the Company’s existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  The affiliate debt holders include Frost Gamma Investments Trust, Vector Group Ltd., a principal shareholder of the Company, Mr. Lampen, Mr. Andrews, Lafferty Ltd., a principal shareholder of the Company and IVC Investments, LLLP, an entity affiliated with Mr. Glenn Halpryn, a director of the Company, and Betts & Scholl, LLC, and entity affiliated with Dennis Scholl, a director of the Company (principal amount, but not accrued but unpaid interest thereon).

If the Company sells or grants any option to purchase or any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire common stock at an effective price per share that is lower than the then conversion price of the Series A Preferred Stock, the holders of the Series A Preferred Stock and 2011 Warrants will be entitled to an adjusted conversion price and additional shares of common stock upon exercise the 2011 Warrants.

 The Company agreed to register for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock and the exercise of the 2011 Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures .

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of March 31, 2011, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, have concluded that our internal control over financial reporting was effective as of March 31, 2011.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2011.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth  in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2011.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements — See Index to Financial Statements at Item 8 on page [●] of this annual report on Form 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

2.1
Asset Purchase Agreement, dated as of September 21, 2009, by and between Castle Brands Inc. and Betts & Scholl, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on September 22, 2009)

2.2
Agreement and Plan of Merger dated February 9, 2010 between Castle Brands Inc., a Delaware corporation, and Castle Brands (Florida) Inc., a Florida corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on February 12, 2010)

3.1
Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

3.2
Articles of Amendment to Articles of Incorporation Designating the Preferences, Rights and Limitations of 10% Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on June 9, 2011)

3.3	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

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

4.7	Form of Note, dated as of December 27, 2010, made by the Company (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed with the SEC on December 28, 2010).

4.8
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

10.6
Agreement, dated as of January 12, 2011, between Pallini Internazionale S.r.L. and Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

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

10.28
Amendment No. 2 to Bottling and Services Agreement, dated as of July 23, 2009, by and between Terra Limited and Castle Brands Spirits Company Limited (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 29, 2009)(2)

10.29
Employment Agreement, made as of January 24, 2008, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to our annual report on Form 10-K filed with the SEC on July 29, 2009)#

21.1	List of Subsidiaries*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

#	Management Compensation Contract

(1)	Incorporated by reference to the exhibit with the same number to our 2006 Form S-1.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2011.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	June 29, 2011
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	June 29, 2011
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews	Director	June 29, 2011
Mark Andrews

/s/ John F. Beaudette	Director	June 29, 2011
John F. Beaudette

/s/ Henry C. Beinstein	Director	June 29, 2011
Henry C. Beinstein

/s/ Harvey P. Eisen	Director	June 29, 2011
Harvey P. Eisen

/s/ Phillip Frost, M.D.	Director	June 29, 2011
Phillip Frost, M.D.

/s/ Glenn L. Halpryn	Director	June 29, 2011
Glenn L. Halpryn

/s/ Micaela Pallini	Director	June 29, 2011
Micaela Pallini

/s/ Steven D. Rubin	Director	June 29, 2011
Steven D. Rubin

/s/ Dennis Scholl	Director	June 29, 2011
Dennis Scholl