Form 10-K/A
period 2011-03-31
Castle Brands Inc
filed 2011-07-29
CIK 1311538

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2010 closing price was approximately $15,175,000 based on the closing price per share as reported on the NYSE Amex on such date. The registrant had 107,202,145 shares of common stock outstanding at July 27, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Castle Brands Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2011 (“Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2011 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment.  Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K.  This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

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

Mark Andrews, 61, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003.  Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005.  Mr. Andrews served as our chief executive officer from December 2003 until November 2008.  Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980.  He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997.  He also serves as a life trustee of The New York Presbyterian Hospital in New York City.  Mr. Andrews’ pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry experience, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

John F. Beaudette, 54, has served as a director of our company since January 2004.  Since 1995, Mr. Beaudette has been president and chief executive officer of MHW Ltd., a national beverage alcohol import, distribution and service company located in Manhasset, New York.  MHW provides U.S. import and distribution services to wineries, breweries and distilleries throughout the world.  From 1985 to 1994, Mr. Beaudette worked with PepsiCo Inc. and its affiliate company Monsieur Henri Wines in the distribution of Stolichnaya™ Vodka and other wine and spirit brands.  During this period, Mr. Beaudette held positions such as director of planning for PepsiCo Wines & Spirits Intl. and vice president of finance & chief financial officer of Monsieur Henri Wines Ltd.  Prior to joining PepsiCo, Mr. Beaudette was manager of accounting for Somerset Importers Ltd., U.S. importers of Tanqueray™, Johnnie Walker™ and other spirit brands.  He currently sits on the board of directors of The National Association of Beverage Importers Inc. (NABI) in Washington, D.C. and serves as vice chairman as well as chairman of the finance committee.  Prior to entering the beverage alcohol industry in 1983, Mr. Beaudette worked for the Penn Central Corporation performing financial and operational reviews of subsidiaries throughout the U.S. in various industries including energy, technology and real estate.  Mr. Beaudette’s pertinent experience, qualifications, attributes and skills include industry expertise, managerial experience and the knowledge and experience he has attained through his service as a director of our corporation.

Henry C. Beinstein, 68, has served as a director of our company since January 2009.  He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002.  Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since 2004.  Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary.  New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.  He also served as a director of New Valley from March 1994 to December 2005.  Mr. Beinstein has served since May 2001 as a director of Ladenburg Thalmann Financial Services Inc., the parent of Ladenburg Thalmann & Co. Inc., which has provided investment banking services to our company, including serving as placement agent in connection with the sale of our Series A Preferred Stock in June 2011.  He retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997.  Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995.  From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm.  Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand.  Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial, accounting and legal experience through his years at Coopers & Lybrand, Proskauer Rose LLP, Milbank, Tweed, Hadley & McCloy LLP and Schulte Roth & Zabel LLP, and the knowledge and experience he has attained through his service as a director and executive officer of publicly-traded corporations.

Harvey P. Eisen, 69, has served as a director of our company since January 2009.  Mr. Eisen has served as a director of Five Star Products Inc., a wholesale distributor of home decorating products, since November 2007.  Mr. Eisen has served as chairman of the board and chief executive officer of National Patent Development Corporation, the parent company of Five Star Products Inc., since June 2007 and also served as its president since July 2007.  He has been a director of National Patent Development Corporation since 2004.  He has served as chairman and managing member of Bedford Oak Advisors, LLC, an investment partnership, since 1998.  Prior thereto, Mr. Eisen served as senior vice president of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993.  Mr. Eisen has over 30 years of asset management experience, is often consulted by the national media for his views on the investment marketplace, is frequently quoted in the financial media and also has appeared and currently appears regularly on such television networks as CNN and CNBC.  Mr. Eisen has also been a director of GP Strategies Corporation, a provider of customized training solutions, since 2002 and has served as its chairman of the board since 2004.  Mr. Eisen’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporation.

Phillip Frost, M.D., 74, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007.  In March 2010, Dr. Frost was named chairman of the board of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, and had previously served as vice chairman of the board of directors since January 2006.  Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company.  Since July 2006, Dr. Frost has served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc.  Dr. Frost has been a director of Ladenburg Thalmann Financial Services Inc. since March 2005.  From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida.  From 1972 to 1986, Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc., and from 1987 to January 2006, he served as chairman of the board of directors and chief executive officer of IVAX Corporation.  Dr. Frost also serves as chairman of the board of directors of PROLOR Biotech, Inc., a development stage biopharmaceutical company.  Dr. Frost is currently a director of Continucare Corporation, a provider of outpatient healthcare services.  He also serves as Chairman of Temple Emanu-El, as a member of the Florida Council of 100 and as a trustee for each of the University of Miami, the Scripps Research Institute, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center.  Dr. Frost previously served as a director for Northrop Grumman Corp., Ideation Acquisition Corp., Protalix Bio Therapeutics, Inc. and Cellular Technical Services Company, Inc. (now SafeStitch Medical, Inc.), as chairman of Ivax Diagnostics, Inc. and as governor and co-vice-chairman of the American Stock Exchange (now NYSE Amex).  Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director and executive officer of publicly-traded corporations.

Glenn L. Halpryn, 50, has served as a director of our company since October 2008.  Since 2000, Mr. Halpryn has been an investor and a managing member of joint venture partners in numerous land acquisition and development projects with one of the largest home builders in the country.  Also, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities.  Mr. Halpryn has served as chief executive officer and a director of Transworld Investment Corporation (“TIC”), a private investment company, since June 2001.  Mr. Halpryn has been a director of Sorrento Therapeutics, Inc. (formerly QuikByte Software, Inc.), a biopharmaceutical company, since July 2008 and served as the chairman of the board and chief executive officer of such company from July 2008 until August 2009.  Since April 2010, Mr. Halpryn has served as a Director of CDSI Holdings, Inc., a publicly held shell corporation seeking new business opportunities.  From September 2008 until May 2010, Mr. Halpryn served as a director of Winston Pharmaceuticals, Inc. (formerly Getting Ready Corporation), a publicly held corporation specializing in the manufacture of skin creams and prescription medication for the treatment of pain management and Mr. Halpryn served as the chairman of the board and chief executive officer of Getting Ready from December 2006 until its September 2008 merger with Winston.  Since December 2008, Mr. Halpryn has served as a director of SearchMedia Holdings Limited, a China-based billboard and in-elevator advertising company.  Mr. Halpryn served as the chairman of the board, chief executive officer and president of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until September 2008.  Mr. Halpryn was the president and secretary and a director of Longfoot Communications Corp., a publicly held shell corporation, from March 2008 until its merger with Kidville Holdings, LLC in August 2008.  Since August 2010, Mr. Halpryn has served as a director of ChromaDex Corporation, which supplies phytochemical reference standards and reference materials, related contract services and products for the dietary supplement, nutraceutical, pharmaceutical and cosmetic markets.  Mr. Halpryn was chairman of the board and chief executive officer of Orthodontix, Inc., a publicly held corporation, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006.  From October 2002 to October 2008, Mr. Halpryn served as a director of Ivax Diagnostics, Inc.  From 1984 to June 2001, Mr. Halpryn served as vice president/treasurer of TIC.  From April 1988 through June 1998, Mr. Halpryn was vice chairman of Central Bank, a Florida state-chartered bank.  Since June 1987, Mr. Halpryn has been the president of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with FINRA.  Mr. Halpryn’s pertinent experience, qualifications, attributes and skills include his managerial experience, financial literacy and the knowledge and experience he has attained through his service as a director of publicly-traded corporations and his experience as an investor.

Richard J. Lampen, 57, has served as our president and chief executive officer and as a director of our company since October 2008.  Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996.  From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel and a director of New Valley LLC, now a subsidiary of Vector Group Ltd.  Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc., the parent of Ladenburg Thalmann & Co. Inc.  Mr. Lampen has served as a director of Ladenburg Thalmann Financial Services Inc. since January 2002.  Since November 1998, he has served as president and chief executive officer of CDSI Holdings Inc.  Mr. Lampen has served as a director of CDSI Holdings since January 1997.  From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida.  From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992.  Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.  Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company and as president and chief executive officer since 2008, his managerial experience and the knowledge and experience he has attained through his service as a director and executive officer of publicly-traded corporations.

Micaela Pallini, Ph.D., 42, has served as a director of our company since October 2008.  Ms. Pallini has served since May 1997 as a director and the head of production of I.L.A.R. S.p.A., a producer of alcoholic beverages located in Rome, Italy and a supplier to our company under an exclusive import agreement.  Ms. Pallini is also a member of the board of directors of Unione Industriali di Roma, the association of Roman industrial entrepreneurs and President of the Food Division of Unione Industriali di Roma; a member of the board of directors and the audit committee of Federvini, the national association of Italian wine, spirit and liqueur providers; and a Vice President of D52, a national association for the promotion of women in business in Italy.  Ms. Pallini was engaged in research activities before assuming her position with I.L.A.R. S.p.A.  Ms. Pallini’s pertinent experience, qualifications, attributes and skills include her industry experience, managerial experience and the knowledge and experience she has attained through her service as a director of our corporation.

Steven D. Rubin, 51, has served as a director of our company since January 2009.  Mr. Rubin has served as executive vice president — administration since May 2007 and a director of Opko Health, Inc., since February 2007.  Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until September 2006.  Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically integrated sports licensing and products company, Safestitch Medical, Inc., a medical device company, SearchMedia Holdings Limited, PROLOR Biotech, Inc., Neovasc, Inc., a medical device company, Kidville, Inc., an operator of upscale learning and play facilities for children, Tiger X Medical, Inc., a publicly held shell corporation, and Non-Invasive Monitoring Systems, Inc., a medical device company.  Mr. Rubin’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, legal experience, managerial experience and the knowledge and experience he has attained through his service as a director and executive officer of publicly-traded corporations.

Dennis Scholl, 54, has served as a director of our company since September 2009.  Since September 2003, Mr. Scholl has served as co-founder and managing member of Betts & Scholl, LLC, a premium wine maker.  We acquired the assets of Betts & Scholl in September 2009.  Since February 2009, Mr. Scholl has served as Vice President/Arts of the John S. and James L. Knight Foundation, a charitable foundation.  Since September 1987, Mr. Scholl has been founder and vice president of Morada Ventures, a firm engaged in real estate development and venture capital investment in the technology and pharmaceutical industries.  Mr. Scholl’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and industry experience.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	57	President and Chief Executive Officer
John S. Glover	56	Chief Operating Officer
T. Kelley Spillane	48	Senior Vice President — U.S. Sales
Alfred J. Small	42	Senior Vice President, Chief Financial Officer, Treasurer & Secretary

Listed below are biographical descriptions of our current executive officers. For Mr. Lampen’s information, see the description under “Directors” above.

John S. Glover, our chief operating officer, joined us in February 2008.  From February 2008 to October 2008, Mr. Glover served as our senior vice president — marketing.  From June 2006 to February 2008, Mr. Glover served as senior vice president ― commercial management of Remy Cointreau USA.  From January 2001 to June 2006, Mr. Glover served in various management positions at Remy Cointreau in the United States and France.  From January 1999 to January 2001, he was a managing director and chief marketing officer for Bols Royal Distilleries in the Netherlands.

T. Kelley Spillane, our senior vice president — U.S. sales, joined us in April 2000.  From April 2000 to December 2003, Mr. Spillane served as vice president — sales of Great Spirits Company, and was appointed executive vice president — U.S. sales in December 2003.  Prior to joining us, Mr. Spillane worked at Carillon Importers Limited, a division of Grand Metropolitan PLC.  Carillon developed and launched Absolut Vodka and Bombay Sapphire Gin.  At Carillon, Mr. Spillane served as assistant manager for its control states and duty free divisions and was promoted to director of special accounts, focusing on expanding sales in national accounts.

Alfred J. Small, our senior vice president, chief financial officer, secretary and treasurer joined us in October 2004.  Mr. Small has served as our chief financial officer and treasurer since November 2007 and as our secretary since January 2009.  He previously served as our vice president-controller since March 2007 and our principal accounting officer since October 2006.  From February 1999 until October 2004, Mr. Small served in various accounting roles, including senior accountant at Grodsky Caporrino & Kaufman, CPA PC.  Mr. Small is a certified public accountant.

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended March 31, 2011.

Corporate Governance Guidelines

Our board of directors has adopted a code of business conduct, which applies to all of our directors, executive officers and employees. The code of business conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees.  Our code of conduct is posted on our investor relations web site at http:/investor.castlebrandsinc.com.   We intend to post amendments to, or waivers from a provision of, our code of business conduct that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website.

Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee Information

Our board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Beinstein (Chair), Halpryn and Rubin comprise our audit committee. Our board of directors has determined that each member of the audit committee is an independent director and is financially literate as required by the applicable rules of NYSE Amex and the SEC. The audit committee is responsible for, among other things:

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

Compensation Overview

We are a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act of 1933, as amended, and Item 10 of Regulation S-K.  Accordingly, and in accordance with relevant SEC rules and guidance, we have elected, with respect to the disclosures required by Item 402 (Executive Compensation) of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies.  This Compensation Overview section discusses the compensation programs and policies for our executive officers and the compensation committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including our “named executive officers.”

Our compensation committee has the sole authority and responsibility to review and determine, or recommend to our board of directors for determination, the compensation package of our chief executive officer and each of our other named executive officers, each of whom is identified in the Summary Compensation Table below.  Our compensation committee also considers the design and effectiveness of the compensation program for our other executive officers and approves the final compensation package, employment agreements and stock award and option grants for all of our executive officers.  Our compensation committee is composed entirely of independent directors who have never served as officers of our company.  Our compensation committee is authorized to engage compensation consultants, but did not do so in fiscal 2011.

Set forth below is a discussion of the policies and decisions that shape our executive compensation program, including the specific objectives and elements.  Information regarding director compensation is included under the heading “Director Compensation” below.

General Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for our continued growth and success and to align the interests of these executives with those of our shareholders.  To achieve this objective, besides annual base salaries, our executive compensation program utilizes a combination of annual incentives through cash bonuses and long-term incentives through equity-based compensation.  In establishing overall executive compensation levels, our compensation committee considers a number of criteria, including the executive’s scope of responsibilities, prior and current period performance and attainment of individual and overall company performance objectives and retention concerns.  Our president and chief executive officer and our compensation committee believe that substantial portions of executive compensation should be linked to the overall performance of our company, and that the contribution of individuals over the course of the relevant period to the goal of building a profitable business and shareholder value will be considered in the determination of each executive’s compensation.

Generally, our compensation committee reviews and, as appropriate, modifies compensation arrangements for executive officers in the first quarter of each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below.  For the fiscal year ended March 31, 2011, except for our president and chief executive officer’s compensation, our compensation committee also considered our president and chief executive officer’s executive compensation recommendations, which recommendations were presented at the time of our compensation committee’s annual review of executive performance and compensation arrangements.  In making such determinations, the compensation committee considered the overall performance of each executive and their contribution to the growth of our company and its products as well as overall company performance through personal and corporate achievements.  As we are not yet cash-flow positive, the compensation committee considered each executive officer’s contributions to brand growth, cost management and long-term value creation for our shareholders for the fiscal year ended March 31, 2011, as well as the retention of our executive officers.

Summary Compensation Table

The following table shows the compensation paid to our named executive officers for our 2011 and 2010 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation		Total
Richard J. Lampen	2011	—	—	—	$44,129	—		$44,129
President and chief executive officer	2010	—	—	—	29,979	—		29,979
John S. Glover	2011	$270,375	$35,000	$11,161	9,083	—		325,619
Chief operating officer	2010	262,500	35,000	35,714	936	—		334,151
T. Kelley Spillane	2011	260,113	20,000	11,161	3,381	$1,415	(2)	296,070
Senior vice president - U.S. Sales	2010	252,537	30,000	35,714	655	1,415	(2)	320,322
——————————
(1)
Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2011 and 2010 fiscal years for the fair value of stock-based compensation granted in fiscal 2011 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.”  Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions.  See note 13 to our consolidated financial statements for the year ended March 31, 2011 included in the Original 10-K regarding the assumptions underlying the valuation of these grants.

(2)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane.

Narrative Disclosure to Summary Compensation Table

Material Terms of Named Executive Officers’ Employment Agreements

The material terms of Messrs. Glover’s and Spillane’s employment agreements are described in the table below.  Mr. Lampen, our president and chief executive officer, does not receive a salary or benefits from us in connection with his service.  Instead, we are party to a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to us Mr. Lampen’s services.  For a discussion of this agreement, see “Item 13 - Certain Relationships and Related Transactions, Director Independence - Related party transactions - Agreement with Vector Group Ltd.”

Certain Material Terms of Employment Agreements with Named Executive Officers

Named Executive Officer	Date of Agreement	Current Annual Base Salary under the Agreement (1)	Performance Bonus (as Percentage of Annual Base Salary Unless Otherwise Indicated)		Expiration Date of Agreement	Duration of Severance Payments (2)
Richard J. Lampen	—	—	—		—	—
John S. Glover	1/24/2008 (3)	$278,500	Up to 60%		3/31/2014	12 months
T. Kelley Spillane	5/2/2005 (4)	267,900		(5)	5/1/2012	12 months
——————————
(1)	Increases in Messrs. Glover’ and Spillane’s base salaries are at the compensation committee’s sole discretion.

(2)	Please see “- Potential Payments Upon Termination or Change in Control” below for a full description of these severance obligations.

(3)	Mr. Glover’s employment agreement was amended on July 26, 2011.

(4)	Mr. Spillane’s employment agreement was amended on May 6, 2010.

(5)	Mr. Spillane’s employment agreement calls for him to receive performance bonuses at the discretion of our compensation committee, with no specific percentage stated.

Annual Incentives to Named Executive Officers

We paid aggregate cash bonuses for fiscal 2011 as follows:  Mr. Glover – $35,000 and Mr. Spillane – $20,000.  We paid aggregate cash bonuses for fiscal 2010 as follows:  Mr. Glover – $35,000 and Mr. Spillane – $30,000.  Mr. Lampen did not receive a cash bonus for fiscal 2011 or 2010.  Theses bonus payments are included in the Summary Compensation Table above under the heading “Bonus.”

Outstanding Equity Awards at 2011 Fiscal Year-End

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard J. Lampen	500,000	500,000	(1)	$0.35	11/3/2018
	100,000	300,000	(2)	$0.35	6/11/2020
John S. Glover	60,000	—		$1.90	1/24/2018
	15,400	—		$0.21	6/9/2018
	25,000	25,000	(3)	$0.35	6/22/2019
	56,250	168,750	(2)	$0.35	6/11/2020
T. Kelley Spillane	60,000	—		$6.00	1/9/2014
	5,000	—		$8.00	1/27/2015
	7,500	—		$7.23	6/12/2016
	33,900	—		$0.21	6/9/2018
	17,500	17,500	(3)	$0.35	6/22/2019
	16,250	48,750	(2)	$0.35	6/11/2020
	—	17,100	(4)	$0.35	12/7/2020
—————————
(1)	This option vests in four equal annual installments with the first installment vested on January 21, 2010.

(2)	This option vests in four equal annual installments with the first installment vested on June 11, 2011.

(3)	This option vests in four equal annual installments with the first installment vested on June 22, 2010.

(4)	This option vests in three equal annual installments with the first installment vesting on December 7, 2011.

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

Severance and Change in Control Benefits

We provide certain severance and change in control benefits to Messrs. Glover and Spillane.  Information about these benefits is listed below under the heading “Potential Payments Upon Termination or Change in Control.”

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

Indemnification

Our articles of incorporation, as amended, and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Florida law.  We also have entered into indemnity agreements with each of our directors and named executive officers.

Material Tax Implications of Our Compensation Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our shareholders.  Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance.  We did not pay any compensation during fiscal 2011 that would be subject to the limitations set forth in section 162(m).

Potential Payments Upon Termination or Change in Control

The following describes the potential payments upon termination or a change in control for our named executive officers.

Termination Without Cause

Under employment agreements with our named executive officers, if we terminate the executive’s employment without “cause,” we have agreed to pay the executive his annual base salary and a pro-rated bonus, and for Mr. Glover, provide benefits to maintain medical insurance, for 12 months following termination.

Also, if we terminate any of our named executive officers without “cause,” then such officer is entitled to accelerated vesting or other treatment of some or all of the stock options granted to such executive under the terms of such executive’s employment agreement.

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

For Mr. Glover, “cause” is defined as (i) personal dishonesty, (ii) willful misconduct, (iii) breach of fiduciary duty, (iv) failure to substantially perform assigned duties relating to his performance under his agreement, (v) conviction or entry of any plea of guilty or nolo contendere to any felony or other lesser crime that would require removal from his position with us (e.g. any alcohol or drug related misdemeanor) or (vi) material breach of any provision of his employment agreement for a period of 15 days after written demand by us.

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

Non-Renewal of Employment Agreement

If we do not renew the employment agreements, then such officer is entitled to receive his annual base salary and medical benefits for six months and a pro-rata share of his annual incentive bonus.

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

Termination by Employee with Good Reason

Each named executive officer’s employment agreement provides that if he terminates his employment for “good reason,” we have agreed to pay the executive his annual base salary and a pro-rated bonus, and for Mr. Glover, provide benefits to maintain medical insurance, for 12 months following termination.

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

Any severance payments described above under “Termination Without Cause,” “Non-Renewal of Employment Agreement,” “Termination Due to Disability” and “Termination by Employee with Good Reason” are in consideration of the non-compete provisions contained in each named executive officer’s employment agreement.

Each of our named executive officers is prohibited from, during the term of his employment and for 12 months thereafter, (1) competing with us, (2) soliciting our employees and (3) soliciting our customers.

Change in Control

If any of our named executive officers is terminated following or in connection with a “change of control” of our company (as defined for each executive below), by the executive for “good reason” or by our company or its successor without “cause,” all unvested stock options granted to the executive will vest without further action on the date of termination and all stock options granted to the executive will be exercisable during the remainder of their original terms.

For Messrs. Glover and Spillane, a “change of control” is defined as (i) any person becoming the beneficial owner of 35% or more of our outstanding voting stock, other than directly from us; (ii) a merger or consolidation of our company where 49% or more of the voting stock of the surviving company is held by persons other than our former shareholders; (iii) during any period of two consecutive years, individuals who at the beginning of such period were members of our board of directors cease to constitute at least a majority thereof (unless the appointment, election or the nomination for election by our shareholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period); or (iv) a sale or disposal of substantially all of our assets to an outside entity or entities.  Subclause (i) of the prior sentence will not apply to any acquisition of our securities by Dr. Frost, any member of his immediate family, any “person” or “group” (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership, corporate or other entity controlled by any of the foregoing.

The following table quantifies for each named executive officer the estimated potential severance payments and benefits that would be provided, if each termination circumstance set forth below occurred on March 31, 2011.

Named Executive Officer	Severance Payment		Estimated Value of Benefits (1)	Benefit of Acceleration for Vesting of Option Awards (2)
Richard J. Lampen
Termination without cause/with good reason	—		—	—
Non-renewal of employment agreement	—		—	—
Termination due to disability	—		—	—
Change in control	—		—	—

John S. Glover
Termination without cause/with good reason	$270,375	(3)	$12,534	$3,875
Non-renewal of employment agreement	135,188	(3)	6,267	N/A
Termination due to disability	270,375	(3)	N/A	3,875
Change in control(4)	N/A		N/A	3,875

T. Kelley Spillane
Termination without cause/with good reason	260,113	(3)	N/A	1,667
Non-renewal of employment agreement	130,056	(3)	9,242	N/A
Termination due to disability	260,113	(3)	N/A	1,667
Change in control	N/A		N/A	1,667
———————————
(1)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2011.

(2)
The estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 31, 2011, which was $0.33 and the exercise price of the stock option.  This column shows no benefit for Mr. Lampen since the exercise price for his stock options was above the closing price of our common stock at March 31, 2011.  This column shows a benefit for each of Messrs. Glover and Spillane due to the accelerated vesting of option awards granted to each such named executive officer.

(3)	Severance payments would be paid out over the duration of the severance period.

(4)
The change in control provisions of Mr. Glover’s employment agreement were amended on July 26, 2011.  The estimated potential severance payments and benefits listed in the table are those that would be provided to Mr. Glover under his employment agreement, as amended.

Director Compensation

The following table summarizes compensation paid to directors during our 2011 fiscal year.

Fiscal 2011 Director Compensation

Name	Fees Earned or Paid in Cash		Option Awards (1) (Includes Prior Fiscal Years)		Total
Mark Andrews	—	(2)	$7,959	(2)	$7,959
John Beaudette	$12,500		3,619	(3)	16,119
Henry C. Beinstein	17,500		6,018	(4)	23,518
Harvey P. Eisen	15,000		6,018	(5)	21,018
Phillip Frost, M.D.	10,000		6,617	(6)	16,617
Glenn L. Halpryn	17,500		6,617	(7)	24,117
Richard J. Lampen	—	(8)	—		—
Micaela Pallini	10,000		6,617	(9)	16,617
Steven D. Rubin	20,000		6,018	(10)	26,018
Dennis Scholl	10,000		7,267	(11)	17,267
—————————
(1)
Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2011 fiscal year for the fair value of stock options granted in fiscal 2011 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.”  Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions.  See note 13 to our consolidated financial statements for fiscal 2011 included in the Original 10-K regarding the assumptions underlying the valuation of these option grants.

(2)
Mr. Andrews, our chairman, receives an annual salary of $100,000.  We do not pay any additional cash compensation for his services as a director.  As of March 31, 2011, Mr. Andrews held options to purchase 375,000 shares of our common stock.

(3)	As of March 31, 2011, Mr. Beaudette held options to purchase 71,500 shares of our common stock.

(4)	As of March 31, 2011, Mr. Beinstein held options to purchase 120,000 shares of our common stock.

(5)	As of March 31, 2011, Mr. Eisen held options to purchase 120,000 shares of our common stock.

(6)	As of March 31, 2011, Dr. Frost held options to purchase 140,000 shares of our common stock.

(7)	As of March 31, 2011, Mr. Halpryn held options to purchase 140,000 shares of our common stock.

(8)	Mr. Lampen, our president and chief executive officer, receives no additional compensation for his services as a director.

(9)	As of March 31, 2011, Ms. Pallini held options to purchase 140,000 shares of our common stock.

(10)	As of March 31, 2011, Mr. Rubin held options to purchase 120,000 shares of our common stock.

(11)	As of March 31, 2011, Mr. Scholl held options to purchase 120,000 shares of our common stock.

Our board of directors believes that compensation for our non-employee directors should be a combination of cash and equity-based compensation.  Employee directors are not paid for their service on the board of directors and only receive compensation as employees.

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

Share Ownership

The table below shows the number of shares of our common stock and Series A Preferred Stock beneficially owned as of July 27, 2011 by (i) those persons or groups known by us to beneficially own more than 5% of our common stock or Series A Preferred Stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, who we refer to as named executive officers, and (iv) all directors and executive officers as a group.  The number of shares beneficially owned by each individual or group is based upon information in SEC documents, other publicly available information or information available to us.  Percentage ownership information is based on 107,202,145 shares of our common stock and 2,154.99984 shares of our Series A Preferred Stock issued and outstanding as of July 27, 2011.

Shares of our common stock issuable upon the exercise of options or warrants that are presently exercisable or exercisable within 60 days of July 27, 2011 are deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares	Percent
Common Stock:
Phillip Frost, M.D. and related entities (1) 4400 Biscayne Blvd., Suite 1500 Miami, FL 33137	33,359,921	31.0%
Vector Group Ltd. (2) 100 S.E. Second Street, 32nd Floor Miami, FL 33131	11,428,576	10.7%
I.L.A.R. S.p.A. (3) via Tiburtina, 1314 00131 Roma, Italy	8,571,432	8.0%
Lafferty Limited (4) c/o Mr. Gordon R. Snelling Azure Ltd. P.O. Box 134, Town Mills, Trinity Square St. Peter Port, Guernsey, Channel Islands	6,499,815	6.1%
Mark Andrews (5)	3,156,487	2.9%
John Beaudette (6)	70,746	*
Henry C. Beinstein (7)	70,000	*
Harvey P. Eisen (8)	70,000	*
John S. Glover (9)	370,936	*
Glenn L. Halpryn (10)	2,937,144	2.7%
Richard J. Lampen (11)	861,501	*
Micaela Pallini (12)	80,000	*
Steven D. Rubin (13)	71,000	*
Dennis Scholl (14)	3,616,429	3.4%
T. Kelley Spillane (15)	383,713	*
All directors and executive officers as a group (13 persons) (16)	45,371,727	42.2%
_____________________
* Less than 1 percent.
1
This information has been derived from a Schedule 13D, as amended, filed with the SEC on June 20, 2011.  Includes 257,000 shares of common stock issuable upon exercise of options and warrants exercisable within 60 days of July 27, 2011, and 137,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days as of July 27, 2011 that are held by the Frost Nevada Investments Trust, an entity of which Dr. Frost is the trustee.  Frost-Nevada Limited Partnership is the sole and exclusive beneficiary of Frost Nevada Investments Trust.  Dr. Frost is one of five limited partners of Frost-Nevada Limited Partnership and the sole shareholder of Frost-Nevada Corporation, the sole general partner of Frost Nevada Limited Partnership.  Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust.  Dr. Frost disclaims beneficial ownership of the shares underlying the warrants and the shares held by the Frost Nevada Investments Trust except to the extent of his pecuniary interest.  Includes 23,132,355 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee.  Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust.  Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership.  The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr.  Frost is also the sole shareholder of Frost-Nevada Corporation.  Dr. Frost disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.

2
This information has been derived from a Schedule 13D, as amended, filed with the SEC on June 20, 2011.  Excludes (i) 861,501 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group, and a director and the president and chief executive officer of our company, and (ii) 70,000 shares of common stock beneficially owned by Henry C. Beinstein, a director of our company, who is also a director of Vector Group.

3
This information has been derived from a Schedule 13D filed with the SEC on October 23, 2008.  Excludes 30,000 shares of common stock owned by Virgilio Pallini, an officer and director of, and holder of shareholder voting rights in, I.L.A.R. S.p.A., as to which I.L.A.R. S.p.A. disclaims beneficial ownership pursuant to Rule 13d-4.

4
This information has been derived from a Schedule 13D, as amended, filed with the SEC on June 20, 2011.  Includes 20,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 27, 2011.  Azure Limited, as the sole director of Lafferty Limited, determines the manner in which the securities held by Lafferty Limited are voted and disposed of by Lafferty Limited.

5
Includes 1,183,079 shares of common stock held by Knappogue Corp.  Knappogue Corp. is controlled by Mr. Andrews and his family.  Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.  Also includes 206,250 shares of common stock issuable upon exercise of options exercisable within 60 days of July 27, 2011 and 750,626 shares of common stock held jointly by Mr. Andrews and his wife.

6
Includes 7,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal shareholder.  Mr. Beaudette disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.  Also includes 61,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 27, 2011.

7
Includes 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 27, 2011.  Excludes shares of common stock beneficially owned by Vector Group Ltd., of which Mr. Beinstein serves as a director.

8	Includes 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 27, 2011.

9	Includes 156,650 shares of common stock issuable upon exercise of options exercisable within 60 days of July 27, 2011 and 214,286 shares of restricted stock vesting within 60 days of July 27, 2011.

10
Includes 2,857,144 shares of common stock held by Halpryn Group IV, LLC, of which Mr. Halpryn is a member.  Mr. Halpryn disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein.  Includes 80,000 shares of common stock issuable upon exercise of options held by Mr. Halpryn exercisable within 60 days of July 27, 2011.

11
Includes 600,000 shares of common stock issuable upon exercise of options held by Mr. Lampen exercisable within 60 days of July 27, 2011.  Excludes shares of common stock beneficially owned by Vector Group Ltd., of which Mr. Lampen serves as an executive officer.

12
Includes 80,000 shares of common stock issuable upon exercise of options held by Ms. Pallini exercisable within 60 days of July 27, 2011.  Excludes (i) 8,571,432 shares of common stock held by I.L.A.R. S.p.A., of which Ms. Pallini is an officer, and (ii) 214,412 shares of common stock owned by Virgilio Pallini, Ms. Pallini’s father, as to which she disclaims beneficial ownership pursuant to Rule 13d-4.

13	Includes 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 27, 2011.

14	Includes 45,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 27, 2011.

15	Includes 140,150 shares of common stock issuable upon exercise of options exercisable within 60 days of July 27, 2011 and 214,286 shares of restricted stock vesting within 60 days of July 27, 2011.

16
Includes 1,733,400 shares of common stock issuable upon exercise of options, and 197,000 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of July 27, 2011 and 578,572 shares of restricted stock vesting within 60 days of July 27, 2011.

	Beneficial ownership of our preferred stock
Name and Address of Beneficial Owner	Number of Shares	Percent
10% Series A Convertible Preferred Stock:
Alpha Capital Anstalt Pradafaut 7 Furstentums 1490 Vaduz Liechtenstein	500	23.2%
SK Partners 485 Underhill Blvd., Suite 205 Syosset, NY 11791	500	23.2%
David M. Knott 485 Underhill Blvd., Suite 205 Syosset, NY 11791	250	11.6%
Peter G. Schiff 485 Underhill Blvd., Suite 205 Syosset, NY 11791	250	11.6%
GRQ Consultants, Inc. 401(k) 4400 Biscayne Blvd. #850 Miami, FL 33137	200	9.3%
Horberg Enterprises Limited Partnership 289 Prospect Ave. Highland Park, IL 60035	150	7.0%

Equity Compensation Plan Information

The following table sets forth information at March 31, 2011 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,076,236	$2.43	6,850,578
Equity compensation plans not approved by security holders	--	--	--
Total	7,076,236	$2.43	6,850,578

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related party policy

Our code of conduct requires us to avoid related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board or audit committee. Related-party transactions are defined as transactions in which:

•	the aggregate amount involved is expected to exceed $120,000 in any calendar year;

•	we or any of our subsidiaries is a participant; and

•
any (a) executive officer, director or director nominee, (b) 5% or greater beneficial owner of our common stock, or (c) immediate family member, of the persons listed in clauses (a) and (b), has or will have a material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

A conflict of interest can arise when a person takes actions or has interests that may make it difficult for such person to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. Our audit committee, under its charter, reviews and approves related-party transactions to the extent we enter into such transactions.

The audit committee considers all relevant factors when determining whether to approve a related party transaction, including:

•	whether the transaction is on terms no less favorable to us than terms generally available to an unaffiliated third-party under the same or similar circumstances; and

•	the extent of the related party’s interest in the transaction.

A director may not participate in the approval of any transaction in which he is a related party, but must provide the audit committee with all material information concerning the transaction. Also, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related-party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Related party transactions

Relationship with I.L.A.R. S.p.A.

Since August 2004, we have had an agreement with I.L.A.R. S.p.A., which became a more than 5% shareholder in October 2008, under which we are the exclusive U.S. importer for Pallini Limoncello and its flavor extensions.  In January 2011, we entered into an agreement with Pallini Internazionale S.r.l. (“Pallini”), as successor in interest to I.L.A.R., regarding the importation and distribution of certain Pallini brand products, under which the exclusive territory is the fifty states of the United States of America and the District of Columbia, but does not include Puerto Rico, overseas territories or military bases of the United States that were included in the August 2004 agreement.  The January 2011 agreement supersedes our August 2004 agreement with I.L.A.R. S.p.A.  The terms of the January 2011 agreement were effective as of April 1, 2010.  Ms. Pallini, one of our directors, is a director and the head of production of I.L.A.R. S.p.A.  For the fiscal years ended March 31, 2011 and March 31, 2010, we purchased $2,948,625 and $2,590,646 of goods from Pallini, respectively.  As of March 31, 2011 Pallini owed us $216,361 for its share of marketing expense.  Also, as of March 31, 2011 and 2010, we were indebted to Pallini for $695,270 and $32,215, respectively.

Agreement with MHW LTD.

Since April 1998, we and our predecessor have had an agreement with MHW Ltd., through which MHW acted as importer of record and distributor for our products in the United States, and provides accounting, inventory, payment, transportation and storage services for us. Mr. Beaudette, one of our directors, is the president and a principal shareholder of MHW and MHW has a 10% ownership interest in our Celtic Crossing brand. For the fiscal years ended March 31, 2011 and March 31, 2010, we incurred fees for services rendered by MHW in the amounts of $32,152 and $291,262, respectively.

Agreements with Ladenburg Thalmann & Co. Inc. and Ladenburg Thalmann Financial Services Inc.

In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc, the parent of Ladenburg Thalmann & Co. Inc., for its costs in providing certain administrative, legal and financial services to us.  Mr. Lampen, our president and chief executive officer and a director, is the president and chief executive officer and a director of Ladenburg Thalmann Financial Services Inc.  Dr. Frost, one of our directors, is the chairman and principal shareholder of Ladenburg Thalmann Financial Services Inc.  Mr. Beinstein, one of our directors, is a director of Ladenburg Thalmann Financial Services Inc.  For the fiscal years ended March 31, 2011 and 2010, Ladenburg Thalmann Financial Services Inc. was paid $124,450 and $200,055, respectively, under this agreement.

Ladenburg Thalmann & Co. Inc. acted as our placement agent in connection with the June 2011 financing transaction described below under the heading “June 2011 Financing Transaction.”  As placement agent for that offering, we paid Ladenburg Thalmann & Co. Inc. aggregate placement fees of approximately $40,000 and issued to Ladenburg Thalmann & Co. Inc. a warrant to purchase 30,838 shares of our common stock.

Loans from Certain Executive Officers, Directors and Shareholders

In December 2010, we issued promissory notes in the aggregate principal amount of $1,000,000 to Frost Gamma Investments Trust, an entity affiliated with Dr. Frost, Vector Group Ltd., an entity for whom Mr. Lampen is the executive vice president and Mr. Beinstein is a director, IVC Investors, LLLP, an entity affiliated with Mr. Halpryn, one of our directors, Mr. Andrews, our chairman of the board, and Mr. Lampen.  Borrowings under these notes mature on June 21, 2012 and bear interest at a rate of 11% per year.  Interest is accrued quarterly and is due at maturity.  These notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment.  These notes do not contain any financial covenants.  As of March 31, 2011, $1,030,000 consisting of $1,000,000 of principal and $30,000 of accrued interest was outstanding under these notes.  $1,000,000 of principal under these notes, and accrued but unpaid interest thereon, will be converted to Series A Preferred Stock and warrants as part of the June 2011 financing transaction described below under the heading “June 2011 Financing Transaction,” if we obtain shareholder approval of such transaction.

In June 2010, we issued a $2,000,000 note to an affiliate of Dr. Frost.  Borrowings under this note mature on June 21, 2012 and bear interest at a rate of 11% per annum.  Interest is accrued quarterly and due at maturity.  This note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment.  The note does not contain any financial covenants.  As of March 31, 2011, $2,200,000, consisting of $2,000,000 of principal and $200,000 of accrued interest was outstanding under the note.  $2,000,000 of principal under these notes, and accrued but unpaid interest thereon, will be converted to Series A Preferred Stock and warrants as part of the June 2011 financing transaction described below under the heading “June 2011 Financing Transaction,” if we obtain shareholder approval of such transaction.

In December 2009, we entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, and Messrs. Andrews and Lampen.  Under the credit agreement, we may borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes.  Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per year, payable quarterly.  The credit agreement requires us to pay an aggregate commitment fee of $75,000 payable to the lenders over the three-year period.  The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note.  Amounts may be repaid and reborrowed under the revolving credit agreement without penalty.  At March 31, 2011, the note was secured by approximately $8,700,000 of inventory and approximately $5,100,000 in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement.  Approximately $500,000 outstanding under this facility, and accrued but unpaid interest thereon, will be converted to Series A Preferred Stock and warrants as part of the June 2011 financing transaction described below under the heading “June 2011 Financing Transaction,” if we obtain shareholder approval of such transaction.  We have borrowed the full amount available under the credit agreement as of June 29, 2011.  For the fiscal year ended March 31, 2011, we paid total interest of $172,733 to related parties under the credit agreement. For each of the fiscal years ended March 31, 2011 and 2010, we paid $25,000 of the commitment fee under the credit agreement.

In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of $1,100,000 to Betts & Scholl, LLC, an entity affiliated with Mr. Scholl, one of our directors.  The note is secured under a security agreement by the Betts & Scholl inventory acquired.  The note provides for an initial payment of $300,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011.  Interest under the note accrues at an annual rate of 0.84%, compounded quarterly.  The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.  In December 2010, we entered into a letter agreement amending the terms of the note with Betts & Scholl, LLC, that provides that the quarterly installment payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, will not be due and payable until the maturity date of such note and that such installment payments will bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly.  Approximately $107,000 of this note will be converted to Series A Preferred Stock and warrants as part of the June 2011 financing transaction described below under the heading “June 2011 Financing Transaction,” if we obtain shareholder approval of such transaction.  For the fiscal years ended March 31, 2011 and 2010, we paid $212,271 in principal and $2,437 in interest and $461,207 in principal and $3,501 in interest, respectively, under the Betts & Scholl note.

Agreement with Vector Group Ltd.

In November 2008, we entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002.  In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice.  For the fiscal years ended March 31, 2011 and March 31, 2010, we paid Vector Group $105,326 and $128,510, respectively, under this agreement.  Mr. Beinstein, a director of our company, is also a director of Vector Group.

June 2011 Financing Transaction

On June 8, 2011, we entered into two Securities Purchase Agreements (“Securities Purchase Agreements”), between us and purchasers (“Purchasers”), under which the Purchasers agreed to purchase an aggregate of approximately $2,155,000 of the our newly-designated Series A Preferred Stock, for its stated value of $1,000 per share (“Stated Value”), and warrants to purchase 50% of the number of shares of our common stock issuable upon conversion of such Series A Preferred Stock in a private offering.  Subject to adjustment, the Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $0.304 per share and the warrants have an exercise price of $0.38 per share.  The closing sale price of our common stock was $0.28 per share on June 7, 2011, the day before we executed the Securities Purchase Agreements.

Also on June 8, 2011, we entered into a Securities Purchase Agreement (“Affiliate Purchase Agreement”), with directors, officers and other affiliates of ours (“Affiliate Purchasers”), under which the Affiliate Purchasers agreed to purchase an aggregate of approximately $1,005,000 of Series A Preferred Stock and warrants on substantially the same terms as under the Securities Purchase Agreements, subject to shareholder approval of such issuance under NYSE Amex rules.  Pending shareholder approval, we issued an aggregate of approximately $1,005,000 in promissory notes (“Temporary Notes”) to the Affiliate Purchasers, which together with accrued but unpaid interest thereon will convert automatically into Series A Preferred Stock and warrants following shareholder approval.  The Temporary Notes bear interest at a rate of 10% per year and mature 18 months from the date of issuance, subject to prior conversion upon shareholder approval.  The Affiliate Purchasers include Frost Gamma Investments Trust ($600,000), Mr. Lampen ($50,000), Mr. Andrews and certain of his affiliates ($300,000), Mr. Glover, our chief operating officer ($50,000), and Mr. Small, our senior vice president, chief financial officer, secretary and treasurer ($5,000).

Also on June 8, 2011, we entered into an Exchange Agreement (“Exchange Agreement” and together with the Securities Purchase Agreements and the Affiliate Purchase Agreement, the “Purchase Agreements”), with holders of our outstanding debt, including directors, officers and other affiliates of ours (“Exchange Purchasers”), under which the Exchange Purchasers agreed to purchase Series A Preferred Stock and warrants in exchange for approximately $3,607,000 aggregate principal amount of our existing debt, and accrued but unpaid interest thereon, on substantially the same terms as the Securities Purchase Agreement and the Affiliate Purchase Agreement, subject to shareholder approval.  The Exchange Purchasers of our existing debt include Frost Gamma Investments Trust ($2,500,000), Vector Group Ltd. ($200,000), Mr. Lampen ($200,000), Mr. Andrews ($200,000), IVC Investments, LLP ($200,000), and Betts & Scholl, LLC (which agreed to convert principal, but not accrued but unpaid interest thereon) ($107,354).

The offering of the Series A Preferred Stock and warrants was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  The shares Series A Preferred Stock and warrants issued and issuable under the Purchase Agreements, including the shares of common stock issuable upon the conversion of the Series A Preferred Stock or exercise of the warrants, will be “restricted securities” as that term is defined by Rule 144 under the Securities Act, until such time as such shares are registered for resale under the Securities Act.  We also entered into a Registration Rights Agreement, dated as of June 8, 2011, with the Purchasers, Affiliate Purchasers and Exchange Purchasers under which we agreed to register for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants.

A special committee of our board, which consisted solely of independent directors, recommended to our board the approval of the transactions contemplated by the Purchase Agreements.  Holders of approximately 41.7% of our outstanding common stock have agreed to vote their shares in favor of the transactions.

Independence of Directors

We follow the NYSE Amex rules in determining if a director is independent.  Our board of directors also consults with our counsel to ensure that the board’s determination is consistent with those rules and all other relevant laws and regulations regarding director independence.  Consistent with these considerations, our board of directors has determined that Messrs. Beaudette, Beinstein, Eisen, Halpryn and Rubin are independent directors.  The other remaining directors may not be deemed independent under the NYSE Amex rules because they currently have relationships with us that may result in them being deemed not “independent.”  All members of our audit, compensation and nominating and corporate governance committees are independent.  The members of our audit committee are also independent under Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

Fees Paid to EisnerAmper LLP

The following table sets forth the fees that we paid or accrued for the audit and other services provided by EisnerAmper LLP, our independent auditors, in fiscal years 2011 and 2010:
	2011	2010
Audit Fees	$233,500	$229,400
Audit-Related Fees	—	4,845
Tax Fees	—	—
All Other Fees	—	—
Total	$233,500	$234,245

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

Audit-Related Fees

This category consists of assurance and related services provided by EisnerAmper that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include accounting consulting and due diligence services rendered in connection with acquisitions.

Tax Fees

This category would consist of professional services rendered by EisnerAmper, primarily in connection with strategic planning with respect to possible acquisitions.

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

Our audit committee pre-approved all fees of our principal accounting firm for fiscal 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)

Exhibit Number	Exhibit
31.3	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2011.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	July 29, 2011
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	July 29, 2011
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews*	Director	July 29, 2011
Mark Andrews

/s/ John F. Beaudette*	Director	July 29, 2011
John F. Beaudette

/s/ Henry C. Beinstein*	Director	July 29, 2011
Henry C. Beinstein

/s/ Harvey P. Eisen*	Director	July 29, 2011
Harvey P. Eisen

/s/ Phillip Frost, M.D.*	Director	July 29, 2011
Phillip Frost, M.D.

/s/ Glenn L. Halpryn*	Director	July 29, 2011
Glenn L. Halpryn

/s/ Micaela Pallini*	Director	July 29, 2011
Micaela Pallini

/s/ Steven D. Rubin*	Director	July 29, 2011
Steven D. Rubin

/s/ DENNIS SCHOLL*	Director	July 29, 2011
Dennis Scholl

* By Alfred J. Small, as Attorney-in-Fact pursuant to a Power of Attorney included on the signature page to the Original 10-K.