Form 10-Q
period 2011-06-30
Castle Brands Inc
filed 2011-08-15
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The Company had 107,202,145 shares of $.01 par value common stock outstanding at August 15, 2011.

PART I. FINANCIAL INFORMATION
Item 1.            Financial Statements
CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$2,445,276	$1,047,372
Accounts receivable — net of allowance for doubtful accounts of $468,930 and $461,941, respectively	4,930,087	5,636,494
Due from shareholders and affiliates	112,500	216,361
Inventories— net of allowance for obsolete and slow moving inventory of $204,307 and $207,142, respectively	9,945,524	9,869,080
Prepaid expenses and other current assets	912,651	1,008,885

Total Current Assets	18,346,038	17,778,192

Equipment — net	520,988	509,554
Other Assets
Investment in non-consolidated affiliate, at equity	138,116	155,573
Intangible assets — net of accumulated amortization of $4,355,183 and $4,171,882, respectively	10,816,034	10,999,335
Goodwill	1,137,290	1,126,010
Restricted cash	478,084	468,007
Other assets	79,115	68,975

Total Assets	$31,515,665	$31,105,646

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable	$3,606,342	$426,175
Accounts payable	2,781,511	3,444,813
Accrued expenses	608,212	733,551
Due to shareholders and affiliates	1,549,408	1,734,497

Total Current Liabilities	8,545,473	6,339,036

Long-Term Liabilities
Notes payable	3,724,250	5,910,484
Warrant liability	371,934	—
Deferred tax liability	1,925,722	1,962,760

Total Liabilities	14,567,379	14,212,280

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 2,155 shares of series A convertible preferred stock issued and outstanding at June 30, 2011 and none outstanding at March 31, 2011, (liquidation value of $2,165,755 at June 30, 2011)	21,550	—
Common stock, $.01 par value, 225,000,000 shares authorized, 107,202,145 shares issued and outstanding at June 30 and March 31, 2011	1,072,021	1,072,021
Additional paid-in capital	137,115,943	135,468,120
Accumulated deficit	(120,191,012)	(118,413,246)
Accumulated other comprehensive loss	(1,575,253)	(1,633,502)

Total controlling shareholders’ equity	16,443,249	16,493,393

Noncontrolling interests	505,037	399,973

Total equity	16,948,286	16,893,366

Total Liabilities and Equity	$31,515,665	$31,105,646

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
	2011	2010
Sales, net*	$7,392,384	$6,110,495
Cost of sales*	4,646,095	3,884,551
Reversal of provision for obsolete inventory	—	(24,589)

Gross profit	2,746,289	2,250,533

Selling expense	2,606,781	2,511,453
General and administrative expense	1,268,400	1,244,999
Depreciation and amortization	228,145	235,731

Loss from operations	(1,357,037)	(1,741,650)

Other income	—	957
Loss from equity investment in non-consolidated affiliate	(17,457)	—
Foreign exchange (loss) gain	(122,076)	57,515
Interest expense, net	(177,541)	(25,543)
Net change in fair value of warrant liability	(24,874)	—
Income tax benefit	37,038	37,038

Net loss	(1,661,947)	(1,671,683)
Net income attributable to noncontrolling interests	(105,064)	(51,125)

Net loss attributable to controlling interests	(1,767,011)	(1,722,808)

Dividend to preferred shareholders	(329,460)	-

Net loss attributable to common shareholders	$(2,096,471)	$(1,722,808)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.02)	$(0.02)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	107,202,145	108,103,518

* Sales, net and Cost of sales include excise taxes of $1,215,619 and $1,060,396 for the three months ended June 30, 2011 and 2010, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE, MARCH 31, 2011	—	$—	107,202,145	$1,072,021	$135,468,120	$(118,413,246)	$(1,633,502)	$399,973	$16,893,366

Comprehensive loss
Net (loss) income						(1,767,011)		105,064	(1,661,947)
Foreign currency translation adjustment							58,249		58,249

Total comprehensive loss									(1,603,698)
Issuance of series A convertible preferred stock, net of issuance costs	2,155	21,550			1,605,291				1,626,841
Accrued dividends - series A convertible preferred stock					10,755	(10,755)			—
Stock-based compensation					31,777				31,777

BALANCE, JUNE 30, 2011	2,155	$21,550	107,202,145	$1,072,021	$137,115,943	$(120,191,012)	$(1,575,253)	$505,037	$16,948,286

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,661,947)	$(1,671,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,145	235,731
Provision for doubtful accounts	6,911	14,800
Amortization of deferred financing costs	4,860	2,083
Change in fair value of warrant liability	24,874	—
Deferred tax benefit	(37,038)	(37,038)
Loss from equity investment in non-consolidated affiliate	17,457	—
Effect of changes in foreign exchange	31,487	(68,393)
Stock-based compensation expense	31,777	36,289
Provision for obsolete inventories	—	(24,589)
Changes in operations, assets and liabilities:
Accounts receivable	711,833	12,063
Due from affiliates	103,861	2,192
Inventory	(54,221)	(872,818)
Prepaid expenses and supplies	97,324	(193,189)
Accounts payable and accrued expenses	(816,322)	(860,734)
Due to related parties	(185,089)	1,007,875
Accrued interest	95,850	—
Other assets	(15,000)

Total adjustments	246,709	(745,728)

NET CASH USED IN OPERATING ACTIVITIES	(1,415,238)	(2,417,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(51,372)	(23,242)
Acquisition of intangible assets	—	(6,537)
Change in restricted cash	(394)	235,706
Payments under contingent consideration agreements	(11,280)	(35,448)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(63,046)	170,479

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities — net	—	1,000,000
Note payable — Betts & Scholl	(106,918)	(106,024)
Promissory note – Frost Gamma Investments Trust	—	2,000,000
Interim notes – affiliate investors	1,005,000	—
Issuance of series A convertible preferred stock	2,155,000	—
Costs of issuance	(181,100)	—
Proceeds from stock option exercises	—	7,875
Repurchase of common stock	—	(1,023,475)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,871,982	1,878,376

EFFECTS OF FOREIGN CURRENCY TRANSLATION	4,206	(23,130)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,397,904	(391,686)
CASH AND CASH EQUIVALENTS — BEGINNING	1,047,372	1,281,141

CASH AND CASH EQUIVALENTS — ENDING	$2,445,276	$889,455

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of warrant liability in connection with series A convertible preferred stock	$347,059	$—
Issuance of common stock in exchange for fine wine inventory in June 2010	$—	$840,000

Interest paid	$69,389	$21,003

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2011 is derived from the March 31, 2011 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2011 included in the Company’s annual report on Form 10-K for the year ended March 31, 2011, as amended (“2011 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2011 Form 10-K for additional disclosures and a description of accounting policies.

A.
Description of business and business combination — The consolidated financial statements include the accounts of the Castle Brands Inc., its wholly-owned subsidiaries, Castle Brands (USA) Corp. (“CB-USA”), McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

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

E.
Impairment of long-lived assets — Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

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

The Company has not recognized any adjustments for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of June 30, 2011 or 2010.

The Company’s income tax benefit for the three months ended June 30 2011 and 2010 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month periods ended June 30, 2011 and 2010, the Company recognized $37,038 of deferred tax benefits.

J.
Recent accounting pronouncements — In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance amends ASC No. 220, Comprehensive Income, and gives reporting entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. This new guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect the adoption of the standard to have a material impact on the Company’s results of operations, cash flows or financial condition.

  NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period that are not anti-dilutive. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding. In computing diluted net loss per share for the three months ended June 30, 2011, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock  is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended
	June 30,
	2011	2010
Stock options	6,095,500	4,379,000
Warrants to purchase common stock	5,471,227	2,016,814
Convertible preferred stock	7,088,820	-

Total	18,655,547	6,395,814

NOTE 3 — INVENTORIES

	June 30,	March 31,
	2011	2011
Raw materials	$2,542,142	$2,318,260
Finished goods – net	7,403,382	7,550,820

Total	$9,945,524	$9,869,080

As of June 30 and March 31, 2011, 39% and 37%, respectively, of raw materials and 2% and 3%, respectively, of finished goods were located outside of the United States.

The Company recorded a reversal of its allowance for obsolete and slow moving inventory of $24,589 during the three months ended June 30, 2010. This reversal was recorded as the Company was able to sell certain goods included in the allowance recorded during previous fiscal years. The reversal was recorded as a reduction in cost of sales. The Company did not record any reversal for the three months ended June 30, 2011. The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the three months ended June 30, 2011, CB-USA purchased $67,937 in finished goods from DPCP under the distribution agreement. As of June 30, 2011, CB-USA was indebted to DPCP in the amount of $9,311 which is included in due to shareholders and affiliates on the accompanying consolidated balance sheet. Under the terms of the agreement, CB-USA initially owns 20% of the entity and will increase its stake in DPCP based on achieving case sale targets. The Company has accounted for this investment under the equity method of accounting. This investment balance was $138,116 and $155,573 at June 30 and March 31, 2011, respectively.

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne, pursuant to a stock purchase agreement. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company was required to pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of the acquired business through March 31, 2011. The Company is also required to pay an earn-out based on the case sales of Jefferson’s Presidential Select for a specified amount of cases. For the three months ended June 30, 2011 and 2010, the sellers earned $11,280 and $35,448, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended June 30, 2011 were as follows:

Amount
Balance as of March 31, 2011	$1,126,010

Payments under McLain and Kyne agreement	11,280

Balance as of June 30, 2011	$1,137,290

Intangible assets consist of the following:

	June 30,	March 31,
	2011	2011
Definite life brands	$170,000	$170,000
Trademarks	535,948	535,948
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	28,262	28,262
Patents	994,000	994,000
Other	28,480	28,480

	10,692,245	10,692,245
Less: accumulated amortization	4,355,183	4,171,882

Net	6,337,062	6,520,363
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$10,816,034	$10,999,335

Accumulated amortization consists of the following:

	June 30,	March 31,
	2011	2011
Definite life brands	$152,051	$149,218
Trademarks	172,311	164,015
Rights	3,443,309	3,305,321
Distributor relationships	116,200	99,600
Product development	9,158	8,140
Patents	462,154	445,588

Accumulated amortization	$4,335,183	$4,171,882

* Other identifiable intangible assets — indefinite lived consists of product formulations.

NOTE 7 — RESTRICTED CASH

At June 30 and March 31, 2011, the Company had €332,243 or $478,084 (translated at the June 30, 2011 exchange rate) and €331,969 or $468,007 (translated at the March 31, 2011 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. In April 2010, the Company reduced the aggregate amount of the credit facilities, and the commensurate cash restricted from withdrawal, by €185,000 or $236,654 (translated at the exchange rate then in effect).

NOTE 8 — NOTES PAYABLE

	June 30,	March 31,
	2011	2011
Notes payable consist of the following:
Note payable (A)	$325,163	$426,175
Note payable (B)	214,225	211,580
Credit agreement (C)	2,500,000	2,500,000
Note payable (D)	2,225,425	2,170,575
Note payable (E)	1,055,753	1,028,329
Note payable (F)	1,010,025	—

Total	$7,330,591	$6,336,659

A.
In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note in the aggregate principal amount of $1,094,541 to Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, who became a director of the Company at the time of the acquisition. This note is secured by the Betts & Scholl inventory acquired by the Company under a security agreement. This note provides for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under this note accrues at an annual rate of 0.84%, compounded quarterly. This note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. In December 2010, the Company entered into a letter agreement with Betts & Scholl, LLC amending the terms of the note, which provides that the quarterly installment payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, will not be due and payable until the maturity date of such note and that such installment payments will bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. At June 30, 2011, $325,163, consisting of $314,145 of principal and $11,018 of accrued interest, due on this note is included in current liabilities. Approximately $107,000 of this note will be converted into Series A Preferred Stock and 2011 Warrants (each as defined in Note 9) as part of the private placement transaction described in Note 9, if shareholder approval of such transaction is obtained.

B.
In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At June 30, 2011, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in long-term liabilities.

C.
In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Vector Group Ltd., a principal shareholder of the Company, Lafferty Ltd., a principal shareholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of the Company, Mark E. Andrews, III, the Company’s Chairman, and Richard J. Lampen, the Company’s President and Chief Executive Officer. Under the credit agreement, the Company may borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. The note is secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a security agreement. Borrowings under this facility occurred as follows: $1,000,000 on April 23, 2010, $1,000,000 on September 14, 2010 and $500,000 on October 22, 2010. At June 30, 2011, $2,500,000 of principal due on this credit agreement was outstanding and is included in long-term liabilities. Approximately $500,000 outstanding under this facility, and accrued but unpaid interest thereon, will be converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, if shareholder approval of such transaction is obtained.

D.
In June 2010, the Company issued a $2,000,000 promissory note to Frost Gamma Investments Trust. Borrowings under the note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is payable at maturity. The note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At June 30, 2011, $2,225,425, consisting of $2,000,000 of principal and $225,425 of accrued interest is included in current liabilities in respect of the Frost Note. This note, and accrued but unpaid interest thereon, will be converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, if shareholder approval of such transaction is obtained.

E.
In December 2010, the Company issued promissory notes in the aggregate principal amount of $1,000,000 to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Borrowings under these notes mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest accrues quarterly and is payable at maturity. These notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At June 30, 2011, $1,055,753, consisting of $1,000,000 of principal and $55,753 of accrued interest is included in current liabilities in respect of these notes. These notes, and accrued but unpaid interest thereon, will be converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, if shareholder approval of such transaction is obtained.

F.
In June 2011, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1,005,000 of Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, the Company issued an aggregate of $1,005,000 in promissory notes to these affiliate purchasers, which notes and accrued but unpaid interest thereon will convert automatically into Series A Preferred Stock and 2011 Warrants if shareholder approval of such transaction is obtained.  These notes bear interest at 10% per annum and mature 18 months from the date of issuance, subject to prior conversion upon shareholder approval.  The affiliate purchasers include Frost Gamma Investments Trust, Richard Lampen, Mark Andrews and certain of his affiliates, John Glover, the Company’s Chief Operating Officer, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. At June 30, 2011, $1,010,025, consisting of $1,005,000 of principal and $5,025 of accrued interest, is included in long-term liabilities in respect of these notes.

NOTE 9 — EQUITY

Preferred stock issuance – In June 2011 the Company entered into agreements relating to a private placement (the “June 2011 Private Placement”) of an aggregate of approximately $7,100,000 of newly-designated 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). As part of the June 2011 private placement, the Company completed a private offering to third-party investors of $2,155,000 of Series A Preferred Stock for its stated value of $1,000 per share and warrants (“2011 Warrants”), to purchase 50% of the number of shares of the Company’s common stock, issuable upon conversion of such Series A Preferred Stock.  Subject to adjustment (including dilutive issuances), the Series A Preferred Stock is convertible into common stock at a conversion price of $0.304 per share and the 2011 Warrants have an exercise price of $0.38 per share.

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months ended June 30, 2011, the Company recorded accrued dividends of $10,755, included as an increase in the accumulated deficit and in additional paid in capital on the accompanying condensed consolidated balance sheets.

As part of the June 2011 private placement, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1,005,000 of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, the Company issued an aggregate of $1,005,000 in promissory notes to these affiliate purchasers, which notes and accrued but unpaid interest thereon will convert automatically into Series A Preferred Stock and 2011 Warrants if shareholder approval of such transaction is obtained.  These notes bear interest at 10% per annum and mature 18 months from the date of issuance, subject to prior conversion upon shareholder approval.  The affiliate purchasers include Frost Gamma Investments Trust, Richard Lampen, Mark Andrews, and certain of his affiliates, John Glover and Alfred Small.

Also as part of the June 2011 private placement, certain holders of the Company’s outstanding debt, including directors, officers and other affiliates agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for approximately $4,000,000 million aggregate principal amount of the Company’s existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  The affiliate debt holders include Frost Gamma Investments Trust, Vector Group Ltd., Richard Lampen, Mark Andrews, Lafferty Ltd., IVC Investments, LLLP, and Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, a director of the Company (which agreed to convert principal amount, but not accrued but unpaid interest thereon).

If the Company sells or grants any option to purchase or any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire common stock at an effective price per share that is lower than the then conversion price of the Series A Preferred Stock, the holders of the Series A Preferred Stock and 2011 Warrants will be entitled to an adjusted conversion price and additional shares of common stock upon exercise the 2011 Warrants.

 The Company agreed to register for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock and the exercise of the 2011 Warrants.

A beneficial conversion feature (“BCF”) of $318,705 was calculated as the difference between the beneficial conversion price of the Series A Preferred Stock and the fair value of the Company’s common stock at the issuance date, multiplied by the number of shares into which the Series A Preferred Stock were convertible. As the Series A Preferred is perpetual and convertible at any time at the option of the holder, there is no defined accretion period available. The Company has determined that the BCF should be recognized as a fully accreted deemed dividend on the Preferred Stock in the current period.

The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and are subject to anti-dilution provisions. The Series A Preferred Stock ranks senior to all classes of common stock and the Company may not issue any capital stock that is senior to the Series A Preferred Stock unless such issuance is approved by the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock voting separately as a class.

Upon any liquidation, the holders of Series A Preferred Stock will be entitled to receive an amount equal to the stated value of $1,000 per share, plus any accrued and unpaid dividends thereon and any other fees then due.

If the average daily volume of the Company's common stock exceeds $100,000 per trading day and the Volume Weighted Average Price (as defined in the articles of designation of the Series A Preferred Stock) for at least 20 trading days during any 30 consecutive trading day period exceeds $0.76 (subject to adjustment), the Company may convert all or any portion of the outstanding Series A Preferred Stock into shares of common stock.  In the event of a Fundamental Transaction (as defined in the articles of designation of the Series A Preferred Stock), the Company may convert all of the Series A Preferred Stock plus all accrued but unpaid dividends thereon into common stock concurrently with the consummation of such Fundamental Transaction.

NOTE 10 — WARRANTS

The 2011 Warrants issued in connection with the Series A Preferred Stock have an exercise price of $0.38 per share and are exercisable for a period of five years.  The exercise price of the 2011 Warrants is equal to 125% of the Conversion Price of the Series A Preferred Stock. If at any time after the six-month anniversary of the date of the purchase agreements of the June 2011 private placement there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the 2011 Warrants, then the 2011 Warrants may only be exercised at such time by means of a cashless exercise.

The Company accounted for the 2011 Warrants in the condensed consolidated financial statements as a liability at their initial fair value of $347,059. Changes in the fair value of the 2011 Warrants will be recognized in earnings for each subsequent reporting period. At June 30, 2011, the fair value of the 2011 Warrants was included in the balance sheet under the caption Warrant liability payable of $371,934. For the three months ended June 30, 2011, the Company recorded a charge (credit) for the change in the value of the 2011 Warrants of ($24,874).

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30, 2011, the Company had no forward contracts outstanding. At June 30, 2010, the Company held outstanding forward exchange positions for the purchase of Euros, which expired through September 2010, in the amount of $372,380 with a weighted average conversion rate of €1 = $1.24126 as compared to the spot rate at June 30, 2010 of €1 = $1.22055. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 12 — STOCK-BASED COMPENSATION

In June 2011, the Company granted to certain employees options to purchase an aggregate of 167,150 shares of the Company’s common stock at an exercise price of $0.31 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in June 2021, vest 33.3% on each of the first three anniversaries of the grant date. The Company has valued the options at $31,010 using the Black-Scholes option pricing model.

In June 2011, the Company granted to employees, directors and certain consultants options to purchase an aggregate of 1,426,000 shares of the Company’s common stock at an exercise price of $0.33 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in June 2021, vest 25% on each of the first four anniversaries of the grant date. The Company has valued the options at $285,954 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended June 30, 2011 and 2010 amounted to $31,777 and $36,289, respectively. At June 30, 2011, total unrecognized compensation cost amounted to approximately $608,708, representing 3,822,500 unvested options. This cost is expected to be recognized over a weighted-average period of 8.98 years. There were no options exercised during the three months ended June 30, 2011 and options for 10,600 shares exercised during the three months ended June 30, 2010. The Company did not recognize any related tax benefit for the three months ended June 30, 2011 and 2010 from these option exercises.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

A.
The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2022, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2012, the Company has contracted to purchase approximately €545,262 or $784,610 (translated at the June 30, 2011 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.
The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2012 and provides for monthly payments of $16,779. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and provides for monthly payments of €1,250 or $1,799 (translated at the June 30, 2011 exchange rate) for the balance of the lease term. The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2012 and provides for monthly payments of $1,693. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 14 — CONCENTRATIONS

A.
Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company did not exceed the limits in effect as of June 30, 2011 and exceeded insured limits in effect at June 30, 2010 by approximately $65,000.

B.
Customers — Sales to three customers accounted for approximately 43.0% of the Company’s revenues for the three months ended June 30, 2011 (of which one customer accounted for 27.5%) and approximately 36.4% of accounts receivable at June 30, 2011. Sales to three customers accounted for approximately 43.5% of the Company’s revenues for the three months ended June 30, 2010 (of which one customer accounted for 27.1%) and approximately 43.7% of accounts receivable at June 30, 2010.

NOTE 15 — GEOGRAPHIC INFORMATION

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

	Three Months ended June 30,
	2011		2010
Consolidated Revenue:
International	$961,452	13.0%	$795,986	13.0%
United States	6,430,932	87.0%	5,314,509	87.0%

Total Consolidated Revenue	$7,392,384	100.0%	$6,110,495	100.0%

Consolidated Results from Operations:
International	$(24,317)	1.8%	$15,318	(1.0)%
United States	(1,332,720)	98.2%	(1,756,968)	101.0%

Total Consolidated Results from Operations	$(1,357,037)	100.0%	$(1,741,650)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(186,575)	8.9%	$(59,586)	3.5%
United States	(1,909,896)	91.1%	(1,663,222)	96.5%

Total Consolidated Net Loss Attributable to Common Shareholders	$(2,096,471)	100.0%	$(1,722,808)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$3,096,755	41.9%	$2,679,634	43.9%
Liqueurs	1,470,015	19.9%	1,190,318	19.5%
Whiskey	941,890	12.7%	869,420	14.2%
Vodka	985,355	13.3%	820,404	13.4%
Tequila	92,494	1.3%	73,600	1.2%
Wine	303,478	4.1%	170,001	2.8%
Other*	502,397	6.8%	307,118	5.0%

Total Consolidated Revenue	$7,392,384	100.0%	$6,110,495	100.0%

	As of June 30, 2011		As of March 31, 2011
Consolidated Assets:
International	$2,300,675	7.3%	2,640,896	8.5%
United States	29,214,990	92.7%	28,464,750	91.5%

Total Consolidated Assets	$31,515,665	100.0%	31,105,646	100.0%

*Includes related non-beverage alcohol products.

NOTE 16 — SUBSEQUENT EVENTS

Annual meeting – The Company has established September 12, 2011 as its annual meeting of shareholders to approve the issuance of Series A Convertible Preferred Stock and 2011 Warrants, including the issuance of Series A Convertible Preferred Stock and 2011 Warrants to affiliate investors, in accordance with NYSE Amex rules.

Registration statement – In August 2011, the Company filed a registration statement relating to the shares of common stock issuable upon conversion of the Series A Preferred Stock and the exercise of the 2011 Warrants.

Revolving credit facility - In July 2011, the Company executed a term sheet with a third-party lender for a $5.0 million revolving credit facility secured by its U.S. inventory and receivables, subject to the negotiation of financing terms, execution of definitive agreements and the approval of such agreements and financing terms by the Company’s board of directors, audit committee and shareholders, if applicable.  The terms of such potential financing have not been finalized at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka, tequila and wine. We distribute our products in all 50 U.S. states and the District of Columbia, in twelve primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Jefferson’s®, Jefferson’s Reserve® and Jefferson's Presidential Select TM bourbons, Clontarf® Irish whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey® , Tierras TM tequila, Travis Hasse’s Original® Pie Liqueurs, A. de Fussigny® Cognacs and Betts & Scholl TM wines, including the CC: TM line of wines.

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits and wine brands as we move towards profitability. To achieve this, we continue to seek to:

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

Recent Events

June 2011 Private Placement

To support our liquidity needs as we pursue a path towards profitability, in June 2011, we entered into agreements relating to a private placement of an aggregate of approximately $7.1 million of newly-designated 10% Series A Convertible Preferred Stock, which we refer to as Series A Preferred Stock. We refer to this transaction as the June 2011 private placement. Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per year, whether or not declared by our board, which dividends are payable in shares of our common stock upon conversion of the Series A Preferred Stock or upon a liquidation.  As part of the June 2011 private placement, we completed a private offering of approximately $2.2 million of Series A Preferred Stock for its stated value of $1,000 per share and warrants, which we refer to as the 2011 Warrants, to purchase 50% of the number of shares of our common stock issuable upon conversion of such Series A Preferred Stock.  Subject to adjustment (including dilutive issuances), the Series A Preferred Stock is convertible into common stock at a conversion price of $0.304 per share and the 2011 Warrants have an exercise price of $0.38 per share.

Also as part of the June 2011 private placement, certain of our directors, officers and other affiliates agreed to purchase an aggregate of approximately $1.0 million of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, we issued an aggregate of $1.0 million in promissory notes to these affiliate purchasers, which notes and accrued but unpaid interest thereon will convert automatically into Series A Preferred Stock and 2011 Warrants if shareholder approval of such transaction is obtained.  These notes bear interest at 10% per year and mature 18 months from the date of issuance, subject to prior conversion upon shareholder approval.  The affiliate purchasers include Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal shareholder of our company, Mr. Richard Lampen, our chief executive officer and a director of our company, Mr. Mark Andrews, our chairman of the board, and certain of his affiliates, Mr. John Glover, our chief operating officer, and Mr. Alfred Small, our senior vice president, chief financial officer, treasurer and secretary.

Also as part of the June 2011 private placement, certain holders of our outstanding debt, including certain of our directors, officers and other affiliates agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for $4.0 million aggregate principal amount of our existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  The affiliate debt holders include Frost Gamma Investments Trust, Vector Group Ltd., a principal shareholder of ours, Mr. Lampen, Mr. Andrews, Lafferty Ltd., a principal shareholder of our company, IVC Investments, LLLP, an entity affiliated with Mr. Glenn Halpryn, a director of ours, and Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, a director of ours (which converted principal, but not accrued but unpaid interest thereon).

We believe that the June 2011 private placement should better position us to access traditional third-party working capital financing.

If we sell or grant any option to purchase or any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire common stock at an effective price per share that is lower than the then conversion price of the Series A Preferred Stock, the holders of the Series A Preferred Stock and the 2011 Warrants will be entitled to an adjusted conversion price and additional shares of common stock upon the exercise of the 2011 Warrants.

We have filed a registration statement relating to the shares of common stock issuable upon conversion of the Series A Preferred Stock and the exercise of the 2011 Warrants.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2011, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2011, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.43896 (equivalent to U.S. $1.00 = €0.69488) and  £1.00 = U.S. $1.60176 (equivalent to U.S. $1.00 = £0.62420).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2011, as amended, which we refer to as our 2011 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three Months ended
	June 30,
	2011	2010
Cases
United States	56,184	45,842
International	13,935	12,968

Total	70,119	58,810

Rum	30,792	26,432
Vodka	18,165	14,910
Liqueurs	13,281	11,123
Whiskey	5,481	5,363
Tequila	479	258
Wine	1,766	724
Other	155	—

Total	70,119	58,810

Percentage of Cases
United States	80.1%	77.9%
International	19.9%	22.1%

Total	100.0%	100.0%

Rum	43.9%	44.9%
Vodka	25.9%	25.5%
Liqueurs	18.9%	18.9%
Whiskey	7.8%	9.1%
Tequila	0.7%	0.4%
Wine	2.5%	1.2%
Other	0.2%	0.0%

Total	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three Months ended
	June 30,
	2011	2010
Sales, net	100.0%	100.0%
Cost of sales	62.8%	63.6%
Reversal of provision for obsolete inventory	—%	(0.4)%

Gross profit	37.2%	36.8%

Selling expense	35.3%	41.1%
General and administrative expense	17.2%	20.4%
Depreciation and amortization	3.1%	3.9%

Loss from operations	(18.4)%	(28.6)%

Other income	0.0%	(0.0)%
Loss from equity investment in non-consolidated affiliate	(0.2)%	0.0%
Foreign exchange (loss) gain	(1.7)%	0.9%
Interest (expense) income, net	(2.4)%	(0.4)%
Net change in fair value of warrant liability	(0.3)%	—
Income tax benefit	0.5%	0.6%

Net loss	(22.5)%	(27.5)%
Net income attributable to noncontrolling interests	(1.4)%	(0.8)%

Net loss attributable to controlling interests	(23.9)%	(28.3)%

Dividend to prefered shareholders	(4.5)%	0.0%

Net loss attributable to common shareholders	(28.4)%	(28.3)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three Months ended
	June 30,
	2011	2010
Net loss attributable to common shareholders	$(2,096,471)	$(1,722,808)
Adjustments:
Interest expense, net	177,541	25,543
Income tax benefit	(37,038)	(37,038)
Depreciation and amortization	228,145	235,731
EBITDA (loss)	(1,727,823)	(1,498,572)
Allowance for doubtful accounts	6,911	14,800
Allowance for obsolete inventory	—	(24,589)
Stock-based compensation expense	31,777	36,289
Other income	—	(957)
Loss from equity investment in non-consolidated affiliate	17,457	—
Foreign exchange (loss) gain	122,076	(57,515)
Net change in fair value of warrant liability	24,874	—
Net income attributable to noncontrolling interests	105,064	51,125
Dividend to preferred shareholders	329,460	—
EBITDA, as adjusted	(1,090,204)	(1,479,419)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, non-cash compensation expense, net change in fair value of warrants payable and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved 26.7% to ($1.1) million for the three months ended June 30, 2011, as compared to ($1.5) million for the comparable prior-year period, primarily as a result of our increased sales. These improvements were offset by an increase in selling expense in support of our sales growth.

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Net sales. Net sales increased 21.0% to $7.4 million for the three months ended June 30, 2011, as compared to $6.1 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 80.1% for the three months ended June 30, 2011, as compared to 77.9% for the comparable prior-year period due to the organic growth of certain brands and the introduction of three new brands in the U.S. market.  Our U.S. case sales as a percentage of total case sales continues to grow as we continue to focus on our faster growing and more profitable markets and adjust our international routes to market. U.S. net sales increased to $6.4 million for the three months ended June 30, 2011 from $5.3 million for the comparable prior-year period. 2011 U.S. net sales include $0.1 million in revenue from sales of the Travis Hasse's Pie liqueurs, which we launched in September 2010, $0.04 million in revenue from sales of the A. de Fussigny cognacs, which we launched in August 2010, and $0.1 million in sales from our Jefferson’s Rye, which we launched in June 2011. The growth in U.S. sales also reflects the momentum for our Gosling’s rums, Pallini Limoncello, Boru vodka and our wines.

The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	4,360	2,306	16.5%	11.1%
Vodka	3,255	3,263	21.8%	30.0%
Liqueurs	2,158	2,333	19.4%	21.7%
Whiskey	118	1,022	2.2%	40.6%
Tequila	221	133	85.7%	85.7%
Wine	1,042	1,042	143.9%	143.9%
Other	155	155	—	—

Total	11,309	10,342	22.6%	22.6%

Gross profit. Gross profit increased 22.0% to $2.7 million for the three months ended June 30, 2011 from $2.3 million for the comparable prior-year period, while our gross margin increased to 37.2% for the three months ended June 30, 2011 compared to 36.8% for the comparable prior-year period. During the three months ended June 30, 2010, we recorded a reversal of our allowance for obsolete and slow moving inventory of $0.02 million. We recorded this reversal because we were able to sell certain goods included in the allowance recorded during previous fiscal years. We did not record any reversal in the quarter ended June 30, 2011.

Selling expense. Selling expense increased 3.8% to $2.6 million for the three months ended June 30, 2011 from $2.5 million for the comparable prior-year period. This increase in selling expense was due to a $0.2 million increase in selling expense in support of our revenue growth, offset by $0.1 million reduction in employee related charges, including salaries and entertainment expense. The increase in selling expense was substantially offset by an increase in sales, resulting in a net decrease of selling expense as a percentage of net sales to 35.3% for the three months ended June 30, 2011 as compared to 41.1% for the comparable prior-year period.

General and administrative expense. General and administrative expense remained unchanged at $1.3 million for each of the three months ended June 30, 2011 and 2010. As a result of an increase in sales in the current period, general and administrative expense as a percentage of net sales decreased to 17.2% for the three months ended June 30, 2011 as compared to 20.4% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended June 30, 2011 and 2010.

Loss from operations. As a result of the foregoing, our loss from operations improved 22.1% to ($1.4) million for the three months ended June 30, 2011 from ($1.7) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, recently acquired brands and brands we may acquire in the future, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Current charge on warrant liability. The Company recorded the fair market value of the 2011 Warrants issued in connection with the Series A Preferred Stock at their initial fair value. Changes in the fair value of the 2011Warrants are recognized in earnings for each reporting period. For the three months ended June 30, 2011, the Company recorded a charge (credit) for the change in the value of the 2011 Warrants of ($24,874).

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Loss from this investment was $0.02 million for the three months ended June 30, 2011.

Foreign exchange (loss) gain. Foreign exchange loss for the three months ended June 30, 2011 was ($0.1) million as compared to a gain of $0.1 million for the three months ended June 30, 2010 due to the weakening of the U.S. dollar against the Euro and its effect on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of $0.2 million for the three months ended June 30, 2011 as compared to interest expense, net of $0.03 million for the three months ended June 30, 2010. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources,” particularly our $2.5 million revolving credit facility, the Frost Note and the December 2010 Promissory Notes. We expect interest expense to decrease in future periods due to the expected conversion of existing debt to Series A Preferred Stock  and 2011 Warrants if shareholder approval of the June 2011 private placement transaction described above is obtained.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the three months ended June 30, 2011 amounted to a loss of ($0.1) million as compared to a loss of ($0.05) million for the comparable prior-year period, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. For the three months ended June 30, 2011, we recognized a deemed dividend on our Series A Preferred Stock of $0.3 million, the result of the calculated beneficial conversion feature and accrued dividends.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders increased to $2.1 million for the three months ended June 30, 2011 as compared to $1.7 million for the prior year period. Net loss per common share, basic and diluted, was $0.02 per share for each of the three months ended June 30, 2011 and 2010 .

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three months ended June 30, 2011, we had a net loss of $2.1 million, and used cash of $1.4 million in operating activities. As of June 30, 2011, we had cash and cash equivalents of $2.4 million and had an accumulated deficit of $120.2 million.

In June 2011, we entered into definitive agreements to issue an aggregate of approximately $7.1 million of our Series A Convertible Preferred Stock in a series of private placement transactions.

Under the terms of the transactions, we issued $2.2 million of Series A Preferred Stock for its stated value and warrants to purchase an aggregate of 3.5 million shares of our common stock, to third-party purchasers.  Also, we will issue approximately $4.9 million of additional Series A Preferred Stock for its stated value and warrants to purchase an aggregate of approximately 7.9 million additional shares of our common stock, to certain of our directors, officers and other affiliates if shareholder approval of such issuance is obtained in accordance with the NYSE Amex rules.  Pending shareholder approval in September 2011, we issued an aggregate of $1.0 million in promissory notes to the affiliate investors; following shareholder approval if obtained, such promissory notes and $3.8 million in existing debt and accrued but unpaid interest thereon will convert to Series A Preferred Stock and 2011 Warrants.  Holders of approximately 41.4% of our outstanding common stock have entered into irrevocable agreements to vote their shares in favor of the transactions.

In July 2011, our board approved and we executed a term sheet with a third-party lender for a $5.0 million revolving credit facility secured by our U.S. inventory and receivables, subject to the negotiation of financing terms, execution of definitive agreements and the approval of such agreements and financing terms by our board of directors, audit committee and our shareholders, if applicable.  The terms of such potential financing have not been finalized at this time but may require us to eliminate or subordinate all currently existing debt.

We believe that the financing described above, combined with our current cash and working capital, and the potential revolving credit facility described above, will enable us to fund our losses until profitability, ensure continuity of supply of certain of our brands, fund future acquisitions and agency relationships, and support new brand initiatives and marketing programs. The additional capital enhances our ability to attract new brands, further strengthens our relationships with our distributors and should enable us to access more traditional third party working capital financing.

Existing Financing

In June 2011, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1.0 million of Series A Preferred Stock and 2011 Warrants on substantially the same terms Series A Preferred Stock, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, we issued an aggregate of $1.0 million in promissory notes to these affiliate purchasers, which notes and accrued but unpaid interest thereon will convert automatically into Series A Preferred Stock and 2011 Warrants following shareholder approval if obtained.  These notes bear interest at 10% per annum and mature 18 months from the date of issuance, subject to prior conversion upon shareholder approval.  The affiliate purchasers include Frost Gamma Investments Trust, Richard Lampen, Mark Andrews and certain of his affiliates, John Glover and Alfred Small.

In December 2010, we issued promissory notes in the aggregate principal amount of $1.0 million to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark Andrews and Richard Lampen. Borrowings under these notes mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and is due at maturity. These notes may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. These notes do not contain any financial covenants. As of June 30, 2011, $1.06 million consisting of $1.0 million of principal and $0.06 million of accrued interest was outstanding under these notes. We expect these notes will be converted to Series A Preferred Stock and 2011 Warrants if shareholder approval of the June 2011 private placement transaction is obtained.

In June 2010, we issued a $2.0 million note to an affiliate of Phillip Frost, M.D, which we refer to as the Frost Note. Borrowings under the Frost Note mature on June 21, 2012 and bear interest at a rate of 11% per annum. Interest is accrued quarterly and due at maturity. The Frost Note may be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note does not contain any financial covenants. As of June 30, 2011, $2.2 million, consisting of $2.0 million of principal and $0.2 million of accrued interest was outstanding under the Frost Note. We expect this note will be converted to Series A Preferred Stock and 2011 Warrants if shareholder approval of the June 2011 private placement transaction is obtained.

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., IVC Investors, LLLP, Mark Andrews and Richard Lampen. Under the credit agreement, we may borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement mature on April 1, 2013 and bear interest at a rate of 11% per annum, payable quarterly. The credit agreement provides for the payment of an aggregate commitment fee of $75,000 payable to the lenders over the three-year period. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Amounts may be repaid and reborrowed under the revolving credit agreement without penalty. At June 30, 2011, the note was secured by $9.2 million of inventory and $4.4 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. $0.5 million of this facility we expect will be converted to Series A Preferred Stock and 2011 Warrants if shareholder approval of the June 2011 private placement transaction is obtained. We have borrowed the full amount available under the credit agreement as of the date of this report.

In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of $1.1 million to Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, who become a director of the Company at the time of the acquisition. The note is secured under a security agreement by the Betts & Scholl inventory acquired. The note provides for an initial payment of $0.3 million, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrues at an annual rate of 0.84%, compounded quarterly. The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. In December 2010, we entered into a letter agreement amending the terms of the note with Betts & Scholl, LLC, that provides that the quarterly installment payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, will not be due and payable until the maturity date of such note and we expect that such installment payments will bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. We expect $0.1 million of this note will be converted to Series A Preferred Stock and 2011 Warrants if shareholder approval of the June 2011 private placement transaction is obtained.

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

Liquidity Discussion

As of June 30, 2011, we had shareholders’ equity of $16.4 million as compared to $16.5 million at March 31, 2011. This increase is primarily due to our total comprehensive loss for the three months ended June 30, 2011, offset by the $3.1 million of capital raised in the June 2011 private placement transaction.

We had working capital of $9.8 million at June 30, 2011 as compared to $11.4 million as of March 31, 2011. This decrease primarily due to the $3.1 million of capital raised in the June 2011 private placement, offset by a reduction in accounts receivable and accounts payable, and the reclass of certain notes payable from long-term to current, based on maturity dates.

As of June 30, 2011, we had cash and cash equivalents of approximately $2.4 million, as compared to $1.0 million as of March 31, 2011. The increase is primarily attributable to the $3.1 million of capital raised in the June 2011 private placement transaction, offset by the funding of our operations and working capital needs for the three months ended June 30, 2011. At June 30, 2011, we also had $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

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

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three Months ended June 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,415)	$(2,417)
Investing activities	(63)	170
Financing activities	2,872	1,878

Effect of foreign currency translation	4	(23)

Net increase (decrease) in cash and cash equivalents	$1,398	$(392)

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

During the three months ended June 30, 2011, net cash used in operating activities was $1.4 million, consisting primarily of a net loss of $1.7 million, a $0.8 million decrease in accounts payable and accrued expenses, a $0.2 million increase in due to related parties and a $0.1 million increase in inventory. These uses of cash were partially offset by a $0.8 million decrease in accounts receivable, a $0.1 million decrease in due from affiliates, a $0.1 million decrease in prepaid expenses and other current assets and depreciation and amortization expense of $0.2 million.

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

Investing Activities. Net cash used in investing activities was $0.06 million for the three months ended June 30, 2011, representing $0.05 million used in the acquisition of fixed assets and $0.01 million in payments under contingent consideration agreements.

Net cash provided by investing activities was $0.2 million for the three months ended June 30, 2010, representing a $0.2 million reduction in restricted cash, offset by  $0.03 million used in the acquisition of fixed and intangible assets and $0.04 million in payments under contingent consideration agreements.

Financing activities. Net cash provided by financing activities for the three months ended June 30, 2011 was $2.9 million, consisting $2.0 million from the issuance of our Series A Preferred Stock and 2011 Warrants, and $1.0 million from the issuance of interim notes to affiliated parties. These proceeds were offset by the repayment of $0.1 million on the Betts & Scholl note.

Net cash provided by financing activities for the three months ended June 30, 2010 was $1.9 million, consisting of the $2.0 million borrowed under the Frost Note and $1.0 million borrowed under our $2.5 million revolving credit agreement. These proceeds were offset by the repayment of $0.1 million on the Betts & Scholl note and $1.0 million for the repurchase of our common stock.

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

Cautionary Note Regarding Forward Looking Statements

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our 2011 Annual Report, and as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 5, 2011, we received a notice from NYSE Amex indicating that we were not in compliance with Section 704 of the NYSE Amex Company Guide in that we did not hold an annual shareholder meeting within one year after our fiscal year ended March 31, 2010.  We submitted a plan of compliance to the NYSE Amex and intend to regain compliance with Section 704 of the NYSE Amex Company Guide by holding a meeting of shareholders for the fiscal years ended March 31, 2010 and March 31, 2011 in September 2011, however, our plan has not yet been approved by the NYSE Amex.  If we do not meet the NYSE Amex continued listing criteria, we may be delisted and trading of our common stock could be conducted in the OTC Bulletin Board or the interdealer quotation systems of the OTC Markets Group Inc. In such case, a shareholder likely would find it more difficult to trade our common stock or to obtain accurate market quotations for it. If our common stock is delisted, it will become subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of shareholders to sell their common stock in the secondary market.

Item 6. Exhibits

Exhibit
Number	Description
3.1
Composite Articles of Incorporation of the Company (incorporated by reference to exhibit 4.1 to the Company's Post-Effective Amendment No.1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010).

3.2
Articles of Amendment to Articles of Incorporation Designating the Preferences, Rights and Limitations of 10% Series A Convertible Preferred Stock of the Company (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed with the SEC on June 9, 2011).

4.1	Form of Common Stock Purchase Warrant to be issued by the Company (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed with the SEC on June 9, 2011).

4.2	Form of Temporary Note to be issued by the Company (incorporated by reference to exhibit 4.2 to our current report on Form 8-K filed with the SEC on June 9, 2011).

10.1
Securities Purchase Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 9, 2011).

10.2
Securities Purchase Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to exhibit 10.2 to our current report on Form 8-K filed with the SEC on June 9, 2011).

10.3
Securities Purchase Agreement dated as of June 8, 2011, between the Company and each affiliate purchaser identified on the signature pages thereto (incorporated by reference to exhibit 10.3 to our current report on Form 8-K filed with the SEC on June 9, 2011).

10.4
Exchange Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to exhibit 10.4 to our current report on Form 8-K filed with the SEC on June 9, 2011).

10.5
Registration Rights Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to exhibit 10.5 to our current report on Form 8-K filed with the SEC on June 9, 2011).

10.6
First Amendment to Exchange Agreement, dated as of June 13, 2011, between the Company and Frost Gamma Investments Trust (incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 14, 2011).

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

August 15, 2011