Form 10-Q
period 2011-09-30
Castle Brands Inc
filed 2011-11-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The Company had 107,708,681 shares of $.01 par value common stock outstanding at November 10, 2011.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$547,663	$1,047,372
Accounts receivable — net of allowance for doubtful accounts of $424,628 and $461,941, respectively	5,885,482	5,636,494
Due from shareholders and affiliates	387,647	216,361
Inventories— net of allowance for obsolete and slow moving inventory of $151,019 and $207,142, respectively	10,423,594	9,869,080
Prepaid expenses and other current assets	922,806	1,008,885

Total Current Assets	18,167,192	17,778,192

Equipment — net	593,020	509,554
Other Assets
Investment in non-consolidated affiliate, at equity	138,224	155,573
Intangible assets — net of accumulated amortization of $4,538,726 and $4,171,882, respectively	10,654,490	10,999,335
Goodwill	1,182,938	1,126,010
Restricted cash	476,605	468,007
Other assets	228,142	68,975

Total Assets	$31,440,611	$31,105,646

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable	$3,471,710	$426,175
Accounts payable	3,701,783	3,444,813
Accrued expenses	551,105	733,551
Due to shareholders and affiliates	2,396,227	1,734,497

Total Current Liabilities	10,120,825	6,339,036

Long-Term Liabilities
Notes payable and credit facility	3,341,044	5,910,484
Warrant liability	162,034	—
Deferred tax liability	1,888,684	1,962,760

Total Liabilities	15,512,587	14,212,280

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 2,055 shares of series A convertible preferred stock issued and outstanding at September 30, 2011 and none outstanding at March 31, 2011, (liquidation value of $2,115,702 at September 30, 2011)	20,550	—
Common stock, $.01 par value, 225,000,000 shares authorized, 107,538,039 shares and 107,202,145 shares issued and outstanding at September 30 and March 31, 2011, respectively	1,075,380	1,072,021
Additional paid-in capital	137,134,402	135,468,120
Accumulated deficit	(121,161,699)	(118,413,246)
Accumulated other comprehensive loss	(1,745,160)	(1,633,502)

Total controlling shareholders’ equity	15,323,473	16,493,393

Noncontrolling interests	604,551	399,973

Total equity	15,928,024	16,893,366

Total Liabilities and Equity	$31,440,611	$31,105,646

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Sales, net*	$9,399,954	$8,218,574	$16,792,338	$14,329,069
Cost of sales*	6,107,115	5,194,853	10,753,210	9,079,404
Reversal of provision for obsolete inventory	—	—	—	(24,589)

Gross profit	3,292,839	3,023,721	6,039,128	5,274,254

Selling expense	2,656,399	2,806,555	5,263,180	5,318,008
General and administrative expense	1,185,713	1,343,037	2,454,113	2,588,036
Depreciation and amortization	225,811	229,745	453,956	465,476

Loss from operations	(775,084)	(1,355,616)	(2,132,121)	(3,097,266)

Other income	—	—	—	957
Other expense	—	(300)	—	(300)
Gain (loss) from equity investment in non-consolidated affiliate	108	—	(17,349)	—
Foreign exchange loss	(116,387)	(111,761)	(238,462)	(54,246)
Interest expense, net	(176,731)	(71,697)	(354,272)	(97,240)
Net change in fair value of warrant liability	209,899	—	185,025	—
Income tax benefit	37,038	37,038	74,076	74,076

Net loss	(821,157)	(1,502,336)	(2,483,103)	(3,174,019)
Net income attributable to noncontrolling interests	(99,514)	(134,851)	(204,578)	(185,976)

Net loss attributable to controlling interests	(920,671)	(1,637,187)	(2,687,681)	(3,359,995)

Dividend to preferred shareholders	(49,927)	—	(379,387)	—

Net loss attributable to common shareholders	$(970,598)	$(1,637,187)	$(3,067,069)	$(3,359,995)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	107,452,007	107,202,145	107,327,758	107,650,369

* Sales, net and Cost of sales include excise taxes of $1,497,879 and $1,232,857 for the three months ended September 30, 2011 and 2010, respectively, and $2,713,498 and $2,293,253 for the six months ended September 30, 2011 and 2010, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE, MARCH 31, 2011	—	$—	107,202,145	$1,072,021	$135,468,120	$(118,413,246)	$(1,633,502)	$399,973	$16,893,366

Comprehensive loss
Net (loss) income						(2,687,681)		204,578	(2,483,103)
Foreign currency translation adjustment							(111,658)		(111,658)

Total comprehensive loss									(2,594,761)
Issuance of series A convertible preferred stock, net of issuance costs	2,155	21,550			1,523,356				1,544,906
Conversion of series A convertible preferred stock and accrued dividends	(100)	(1,000)	335,894	3,359	(2,289)	(70)			—
Accrued dividends - series A convertible preferred stock					60,702	(60,702)			—
Stock-based compensation					84,513				84,513

BALANCE, SEPTEMBER 30, 2011	2,055	$20,550	107,538,039	$1,075,380	$137,134,402	$(121,161,699)	$(1,745,160)	$604,551	$15,928,024

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,483,103)	$(3,174,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453,956	465,476
Provision for doubtful accounts	18,034	29,664
Amortization of deferred financing costs	14,117	4,167
Change in fair value of warrant liability	(185,025)	—
Deferred tax benefit	(74,076)	(74,076)
Loss from equity investment in non-consolidated affiliate	17,349	—
Effect of changes in foreign exchange	(56,583)	33,565
Stock-based compensation expense	84,513	84,693
Provision for obsolete inventories	—	(24,589)
Changes in operations, assets and liabilities:
Accounts receivable	(284,902)	98,286
Due from affiliates	(171,286)	2,192
Inventory	(604,791)	(1,539,394)
Prepaid expenses and supplies	84,960	91,476
Accounts payable and accrued expenses	130,749	(273,080)
Due to related parties	661,730	955,165
Accrued interest	210,277	—
Other assets	(173,284)	113,530

Total adjustments	125,738	(32,925)

NET CASH USED IN OPERATING ACTIVITIES	(2,357,365)	(3,206,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(181,498)	(101,901)
Acquisition of intangible assets	(22,000)	(7,848)
Change in restricted cash	(26,480)	236,654
Payments under contingent consideration agreements	(56,928)	(44,508)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(286,906)	82,397

CASH FLOWS FROM FINANCING ACTIVITIES:
$2.5 million revolving credit facility	(2,000,000)	2,000,000
Keltic facility	1,588,467	—
Note payable — Betts & Scholl	(327,648)	(212,271)
Promissory note – Frost Gamma Investments Trust	—	2,000,000
Interim notes – affiliate investors	1,005,000	—
Issuance of series A convertible preferred stock	2,155,000	—
Costs of issuance	(263,034)	—
Proceeds from stock option exercises	—	7,875
Repurchase of common stock	—	(1,023,475)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,157,785	2,772,129

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(13,223)	(5,366)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(499,709)	(357,784)
CASH AND CASH EQUIVALENTS — BEGINNING	1,047,372	1,281,141

CASH AND CASH EQUIVALENTS — ENDING	$547,663	$923,357

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of warrant liability in connection with series A convertible preferred stock	$347,059	$—
Issuance of common stock in exchange for fine wine inventory in June 2010	$—	$840,000

Interest paid	$90,028	$54,960

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

B.
Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka, tequila and wine in the United States, Canada, Europe, and Asia. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported from Europe into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

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

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of September 30, 2011 or 2010.

The Company’s income tax benefit for the six months ended September 30, 2011 and 2010 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month and six-month periods ended September 30, 2011 and 2010, the Company recognized $37,038 and $74,076 of deferred tax benefits, respectively.

J.
Recent accounting pronouncements — In September 2011, the FASB issued Accounting Standards Update, Intangibles — Goodwill and Other (“ASU No. 2011-08”). ASU No. 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 are effective for reporting periods beginning after December 15, 2011, with early adoption options. The Company does not expect the adoption of the standard to have a material impact on the Company’s results of operations, cash flows or financial condition.

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

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period that are not anti-dilutive. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding. In computing diluted net loss per share for the three months and six months ended September 30, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock  is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Six months ended
	September 30,
	2011	2010
Stock options	6,086,400	4,529,000
Warrants to purchase common stock	5,471,227	2,016,814
Convertible preferred stock	7,088,820	-

Total	18,646,447	6,545,814

NOTE 3 — INVENTORIES

	September 30,	March 31,
	2011	2011
Raw materials	$3,302,131	$2,318,260
Finished goods – net	7,121,463	7,550,820

Total	$10,423,594	$9,869,080

As of September 30 and March 31, 2011, 36% and 37%, respectively, of raw materials and 1% and 3%, respectively, of finished goods were located outside of the United States.

The Company recorded a reversal of its allowance for obsolete and slow moving inventory of $24,589 during the six months ended September 30, 2010. This reversal was recorded as the Company was able to sell certain goods included in the allowance recorded during previous fiscal years. The reversal was recorded as a reduction in cost of sales. The Company did not record any reversal for the three months and six months ended September 30, 2011, nor for the three months ended September 30, 2010. The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the three months and six months ended September 30, 2011, CB-USA purchased $67,937 in finished goods from DPCP under the distribution agreement. As of September 30, 2011, DPCP was indebted to CB-USA in the amount of $169,453 which is included in due from shareholders and affiliates on the accompanying condensed consolidated balance sheet. At September 30, 2011, CB-USA owned 20% of the entity and, under the terms of the agreement,  will increase its stake in DPCP based on achieving case sale targets. The Company has accounted for this investment under the equity method of accounting. This investment balance was $138,224 and $155,573 at September 30 and March 31, 2011, respectively.

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company was required to pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of the acquired business through March 31, 2011. The Company is also required to pay an earn-out based on the case sales of Jefferson’s Presidential Select for a specified amount of cases, rather than a fixed period of time. For the six months ended September 30, 2011 and 2010, the sellers earned $56,928 and $44,508, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended September 30, 2011 were as follows:

Amount
Balance as of March 31, 2011	$1,126,010

Payments under McLain and Kyne agreement	56,928

Balance as of September 30, 2011	$1,182,938

Intangible assets consist of the following:

	September 30,	March 31,
	2011	2011
Definite life brands	$170,000	$170,000
Trademarks	557,947	535,948
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	28,262	28,262
Patents	994,000	994,000
Other	28,480	28,480

	10,714,244	10,692,245
Less: accumulated amortization	4,538,726	4,171,882

Net	6,175,518	6,520,363
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$10,654,490	$10,999,335

 Accumulated amortization consists of the following:

	September 30,	March 31,
	2011	2011
Definite life brands	$154,885	$149,218
Trademarks	180,606	164,015
Rights	3,581,296	3,305,321
Distributor relationships	133,044	99,600
Product development	10,175	8,140
Patents	478,720	445,588

Accumulated amortization	$4,538,726	$4,171,882

* Other identifiable intangible assets — indefinite lived consists of product formulations.

NOTE 7 — RESTRICTED CASH

At September 30 and March 31, 2011, the Company had €350,527 or $476,605 (translated at the September 30, 2011 exchange rate) and €331,969 or $468,007 (translated at the March 31, 2011 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. In April 2010, the Company reduced the aggregate amount of the credit facilities, and the commensurate cash restricted from withdrawal, by €185,000 or $236,654 (translated at the exchange rate then in effect).

NOTE 8 — NOTES PAYABLE AND CREDIT FACILITY

	September 30,	March 31,
	2011	2011
Notes payable consist of the following:
Note payable (A)	$107,354	$426,175
Note payable (B)	216,869	211,580
Credit agreement (C)	500,000	2,500,000
Note payable (D)	2,280,877	2,170,575
Note payable (E)	1,083,479	1,028,329
Note payable (F)	1,035,708	—
Credit agreement (G)	1,588,467	—

Total	$6,812,754	$6,336,659

A.
In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note in the aggregate principal amount of $1,094,541 to Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, who became a director of the Company at the time of the acquisition. This note was secured by the Betts & Scholl inventory acquired by the Company under a security agreement. This note provided for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment initially due on September 21, 2011. Interest under this note accrued at an annual rate of 0.84%, compounded quarterly. In December 2010, the Company amended the terms of the note to provide that the quarterly payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, would not be due and payable until the maturity date of such note and that such installment payments would bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. In August 2011, $220,731 of principal and accrued interest was paid on this note in connection with the closing of the revolving loan agreement with Keltic Financial Partners II, LP (the “Keltic Facility”), as described in Note 8G. At September 30, 2011, $107,354 of principal due on this note is included in current liabilities. In October 2011, the remaining $107,354 due on this note was converted into Series A Preferred Stock and 2011 Warrants (each as defined in Note 9) as part of the private placement transaction described in Note 9, following shareholder and NYSE Amex approval of such transaction.

B.
In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At September 30, 2011, $216,869, consisting of $211,580 of principal and $5,289 of accrued interest, due on the GCP Note is included in long-term liabilities.

C.
In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Vector Group Ltd., a greater tha 10% shareholder of the Company, Lafferty Ltd., a greater than 5% shareholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of the Company, Mark E. Andrews, III, the Company’s Chairman, and Richard J. Lampen, the Company’s President and Chief Executive Officer. Under the credit agreement, the Company was able to borrow from time to time up to $2,500,000 to be used for working capital or general corporate purposes. Borrowings under the credit agreement were to mature on April 1, 2013 and bore interest at a rate of 11% per annum, payable quarterly. The Company paid an aggregate commitment fee of $50,000 to the lenders under the credit agreement. Amounts could be repaid and reborrowed under the revolving credit agreement without penalty. The note was secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a security agreement. Borrowings under this facility occurred as follows: $1,000,000 on April 23, 2010, $1,000,000 on September 14, 2010 and $500,000 on October 22, 2010. In August 2011, $2,030,137 of principal and accrued interest was paid on this note in connection with the closing of the Keltic Facility as described in Note 8G. At September 30, 2011, $500,000 of principal due on this credit agreement was outstanding and is included in long-term liabilities. In October 2011, the remaining $500,000 outstanding under this facility, and accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, following shareholder and NYSE Amex approval of such transaction and the revolving credit agreement terminated.

D.
In June 2010, the Company issued a $2,000,000 promissory note to Frost Gamma Investments Trust. Borrowings under the note were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. Interest accrued quarterly and was payable at maturity. The note could be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At September 30, 2011, $2,280,877, consisting of $2,000,000 of principal and $280,877 of accrued interest is included in current liabilities. In October 2011, this note, and accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, following shareholder and NYSE Amex approval of such transaction.

E.
In December 2010, the Company issued promissory notes in the aggregate principal amount of $1,000,000 to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Borrowings under these notes were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. Interest accrued quarterly and was payable at maturity. These notes could be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. At September 30, 2011, $1,083,479, consisting of $1,000,000 of principal and $83,479 of accrued interest is included in current liabilities. In October 2011, these notes, and accrued but unpaid interest thereon, were converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, following shareholder and NYSE Amex approval of such transaction.

F.
In June 2011, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1,005,000 of Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, the Company issued an aggregate of $1,005,000 in promissory notes to these affiliate purchasers, which notes and accrued but unpaid interest thereon converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE Amex approval of such transaction. These notes bore interest at 10% per annum and were to mature 18 months from the date of issuance. The affiliate purchasers include Frost Gamma Investments Trust, Richard Lampen, Mark Andrews and certain of his affiliates, John Glover, the Company’s Chief Operating Officer, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. At September 30, 2011, $1,035,708, consisting of $1,005,000 of principal and $30,708 of accrued interest, is included in long-term liabilities.

G.
In August 2011, the Company and CB-USA entered into the Keltic Facility, a revolving loan agreement ("Loan Agreement") with Keltic Financial Partners II, LP, a Delaware limited partnership ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. The Company and CB-USA are referred to individually and collectively as the Borrower. The Keltic Facility expires on August 19, 2014. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined in the Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. In addition to a $100,000 commitment fee, Keltic will also receive an annual facility fee and a collateral management fee. The Loan Agreement contains standard borrower representations and warranties for asset based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2011, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility.  At September 30, 2011, $1,588,467 is included in long-term liabilities.

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

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months and six months ended September 30, 2011, the Company recorded accrued dividends of $49,927 and $60,702, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets.

As part of the June 2011 Private Placement, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1,005,000 of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, the Company issued an aggregate of $1,005,000 in promissory notes to these affiliate purchasers. These notes, and accrued but unpaid interest thereon, converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE Amex approval of such transaction.  These notes bore interest at 10% per annum and were to mature 18 months from the date of issuance, subject to prior conversion upon shareholder approval.  The affiliate purchasers include Frost Gamma Investments Trust, Richard Lampen, Mark Andrews, and certain of his affiliates, John Glover and Alfred Small.

Also as part of the June 2011 Private Placement, certain holders of the Company’s outstanding debt, including directors, officers and other affiliates agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for approximately $4,000,000 aggregate principal amount of the Company’s existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  The affiliate debt holders include Frost Gamma Investments Trust, Vector Group Ltd., Richard Lampen, Mark Andrews, Lafferty Ltd., IVC Investments, LLLP, and Betts & Scholl, LLC, (which agreed to convert principal amount, but not accrued but unpaid interest thereon). In October 2011, these notes, and accrued but unpaid interest thereon, were converted into Series A Preferred Stock and 2011 Warrants following shareholder and NYSE Amex approval of such transaction.

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

A beneficial conversion feature (“BCF”) of $318,705 was calculated as the difference between the beneficial conversion price of the Series A Preferred Stock and the fair value of the Company’s common stock at the issuance date, multiplied by the number of shares into which the Series A Preferred Stock were convertible. As the Series A Preferred is perpetual and convertible at any time at the option of the holder, there is no defined accretion period available. The Company has determined that the BCF should be recognized as a fully accreted deemed dividend on the Preferred Stock in the three months ended June 30, 2011.

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

Common stock - In August 2011, a holder of Series A Preferred Stock converted 50 shares of Series A Preferred Stock, and accrued dividends thereon, into 167,490 shares of common stock.

In September 2011, a holder of Series A Preferred Stock converted 50 shares of Series A Preferred Stock, and accrued dividends thereon,  into 168,404 shares of common stock.

NOTE 10 — WARRANTS

The 2011 Warrants issued in connection with the Series A Preferred Stock have an exercise price of $0.38 per share and are exercisable for a period of five years.  The exercise price of the 2011 Warrants is equal to 125% of the conversion price of the Series A Preferred Stock.

The Company accounted for the 2011 Warrants in the condensed consolidated financial statements as a liability at their initial fair value of $347,059. Changes in the fair value of the 2011 Warrants will be recognized in earnings for each subsequent reporting period. At September 30, 2011, the fair value of the 2011 Warrants was included in the balance sheet under the caption Warrant liability payable of $162,034. For the three months and six months ended September 30, 2011, the Company recorded a gain for the change in the value of the 2011 Warrants of $209,899 and $185,025, respectively.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	September 30, 2011	June 12, 2011 (issue date)
Risk-free interest rate	0.42%	0.56%
Expected option life in years	2.38	2.50
Expected stock price volatility	65%	65%
Expected dividend yield	0%	0%

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30, 2011 and 2010, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Stock-based compensation expense for the three months ended September 30, 2011 and 2010 and for the six months ended September 30, 2011 and 2010 amounted to $52,736 and $48,404, respectively and $84,513 and $84,693, respectively. At September 30, 2011, total unrecognized compensation cost amounted to $555,863, representing 3,796,250 unvested options. This cost is expected to be recognized over a weighted-average period of 8.74 years. There were no options exercised during the six months ended September 30, 2011 and options for 10,600 shares were exercised during the six months ended September 30, 2010. The Company did not recognize any related tax benefit for the six months ended September 30, 2011 and 2010 from these option exercises.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

A.
The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2022, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2012, the Company has contracted to purchase approximately €545,262 or $741,382 (translated at the September 30, 2011 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.
The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2012 and provides for monthly payments of $16,779. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and provides for monthly payments of €1,250 or $1,700 (translated at the September 30, 2011 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2012 and provides for monthly payments of $1,693. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 14 — CONCENTRATIONS

A.
Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company did not exceed the limits in effect as of September 30, 2011 and exceeded insured limits in effect at September 30, 2010 by approximately $200,000.

B.
Customers — Sales to three customers accounted for approximately 45.1% and 43.5% of the Company’s revenues for the three months ended September 30, 2011 and 2010, respectively (of which one customer accounted for 32.5% and 28.4%, respectively, of total sales). Sales to three customers accounted for approximately 44.3% and 43.5% of the Company’s revenues for the six months ended September 30, 2011 and 2010, respectively, (of which one customer accounted for 30.3% and 27.9%, respectively, of total sales).  Sales to three customers accounted for approximately 36.1% of accounts receivable at September 30, 2011.

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

	Three Months ended September 30,
	2011		2010
Consolidated Revenue:
International	$1,020,058	10.9%	$725,185	8.8%
United States	8,379,896	89.1%	7,493,389	91.2%

Total Consolidated Revenue	$9,399,954	100.0%	$8,218,574	100.0%

Consolidated Results from Operations:
International	$(18,994)	2.5%	$(92,524)	6.8%
United States	(756,090)	97.5%	(1,263,092)	93.2%

Total Consolidated Results from Operations	$(775,084)	100.0%	$(1,355,616)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(64,394)	7.0%	$(149,485)	9.1%
United States	(856,277)	93.0%	(1,487,702)	90.9%

Total Consolidated Net Loss Attributable to Controlling Interests	$(920,671)	100.0%	$(1,637,187)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$3,319,600	35.3%	$3,014,299	36.7%
Liqueurs	2,382,458	25.3%	2,216,698	27.0%
Whiskey	1,733,760	18.5%	1,138,569	13.9%
Vodka	991,154	10.5%	991,129	12.1%
Tequila	76,528	0.8%	95,395	1.2%
Wine	110,907	1.2%	290,072	3.5%
Other*	785,547	8.4%	472,412	5.6%

Total Consolidated Revenue	$9,399,954	100.0%	$8,218,574	100.0%

	Six Months ended September 30,
	2011		2010
Consolidated Revenue:
International	$1,981,510	11.8%	$1,521,172	10.6%
United States	14,810,828	88.2%	12,807,897	89.4%

Total Consolidated Revenue	$16,792,338	100.0%	$14,329,069	100.0%

Consolidated Results from Operations:
International	$(43,311)	2.0%	$(77,206)	2.5%
United States	(2,088,810)	98.0%	(3,020,060)	97.5%

Total Consolidated Results from Operations	$(2,132,121)	100.0%	$(3,097,266)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(250,968)	9.3%	$(209,071)	6.2%
United States	(2,436,713)	90.7%	(3,150,924)	93.8%

Total Consolidated Net Loss Attributable to Controlling Interests	$(2,687,681)	100.0%	$(3,359,995)	100.0%

Income tax benefit:
United States	74,076	100.0%	74,076	100.0%

Consolidated Revenue by category:
Rum	$6,416,355	38.2%	$5,693,932	39.7%
Liqueurs	3,852,473	22.9%	3,407,015	23.8%
Whiskey	2,675,650	15.9%	2,007,989	14.0%
Vodka	1,976,509	11.8%	1,811,533	12.6%
Tequila	169,022	1.0%	168,995	1.2%
Wine	414,385	2.5%	460,074	3.2%
Other*	1,287,944	7.7%	779,531	5.5%

Total Consolidated Revenue	$16,792,338	100.0%	$14,329,069	100.0%

	As of September 30, 2011		As of March 31, 2011
Consolidated Assets:
International	$2,899,993	9.2%	2,640,896	8.5%
United States	28,540,618	90.8%	28,464,750	91.5%

Total Consolidated Assets	$31,440,611	100.0%	31,105,646	100.0%

*Includes related non-beverage alcohol products.

NOTE 16 — SUBSEQUENT EVENTS

Exchange of debt for Series A Preferred Stock – In October 2011, the Company completed the exchange of various tranches of its outstanding debt for shares of Series A Preferred Stock and 2011 Warrants, as part of the June 2011 Private Placement described in Note 9, following shareholder and NYSE Amex approval of the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka, tequila and wine. We distribute our products in all 50 U.S. states and the District of Columbia, in twelve primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Jefferson’s®, Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Clontarf® Irish whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey® , TierrasTM tequila, Travis Hasse’s Original® Pie Liqueurs, A. de Fussigny® Cognacs and Betts & SchollTM wines, including the CC:TM line of wines.

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits and wine brands as we move towards profitability. To achieve this, we continue to seek to:

▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;
▪
improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This included personnel reductions throughout our company; restructuring our international distribution system; reducing certain inventory levels; changing distributor relationships in certain markets; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs. We continue to review costs and seek to reduce expense; and

▪
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and fine wine portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Recent Events

Exchange of Debt for Series A Preferred Stock

      In October 2011, we completed the exchange of various tranches of our outstanding debt for shares of Series A Preferred Stock, as described in “June 2011 Private Placement” below. We obtained shareholder approval of the debt exchange in accordance with NYSE Amex rules at our 2010/2011 annual meeting of shareholders in September 2011.

Keltic Facility

In August 2011, we entered into a revolving loan agreement ("Loan Agreement") with Keltic Financial Partners II, LP, a Delaware limited partnership ("Keltic"), which we refer to as the Keltic Facility, providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing working capital. The Keltic Facility expires on August 19, 2014. We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. In addition to a $100,000 commitment fee, Keltic will also receive an annual facility fee and a collateral management fee. The Loan Agreement contains standard borrower representations and warranties for asset based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2011, we were in compliance, in all material respects, with the covenants under the Keltic Facility.

June 2011 Private Placement

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

Also as part of the June 2011 private placement, certain of our directors, officers and other affiliates agreed to purchase an aggregate of approximately $1.0 million of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, we issued an aggregate of $1.0 million in promissory notes to these affiliate purchasers. These notes, and accrued but unpaid interest thereon, converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE Amex approval of such transaction.  These notes bore interest at 10% per year and were to mature 18 months from the date of issuance, subject to prior conversion.  The affiliate purchasers include Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal shareholder of our company, Mr. Richard Lampen, our chief executive officer and a director of our company, Mr. Mark Andrews, our chairman of the board, and certain of his affiliates, Mr. John Glover, our chief operating officer, and Mr. Alfred Small, our senior vice president, chief financial officer, treasurer and secretary.

Also as part of the June 2011 private placement, certain holders of our outstanding debt, including certain of our directors, officers and other affiliates, agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for approximately $4.0 million aggregate principal amount of our existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules. The affiliate debt holders include Frost Gamma Investments Trust, Vector Group Ltd., a principal shareholder of ours, Mr. Lampen, Mr. Andrews, Lafferty Ltd., a principal shareholder of our company, IVC Investments, LLLP, an entity affiliated with Mr. Glenn Halpryn, a director of ours, and Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, a director of ours (which converted principal, but not accrued but unpaid interest thereon). These notes and accrued but unpaid interest thereon converted into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE Amex approval of such transaction.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2011, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2011, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.35968 (equivalent to U.S. $1.00 = €0.735467) and  £1.00 = U.S. $1.56253 (equivalent to U.S. $1.00 = £0.63987).

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

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Cases
United States	71,186	65,825	127,370	111,667
International	14,962	12,628	28,897	25,596

Total	86,148	78,453	156,267	137,263

Rum	33,375	31,680	64,167	58,112
Vodka	18,197	18,031	36,362	32,941
Liqueurs	21,354	19,403	34,635	30,526
Whiskey	11,396	6,886	16,877	12,249
Tequila	367	376	846	634
Fine Wine	966	1,791	2,732	2,515
Other	493	286	648	286

Total	86,148	78,453	156,267	137,263

Percentage of Cases
United States	82.6%	83.9%	81.5%	81.4%
International	17.4%	16.1%	18.5%	18.6%

Total	100.0%	100.0%	100.0%	100.0%

Rum	38.8%	40.4%	41.1%	42.4%
Vodka	21.1%	23.0%	23.3%	24.0%
Liqueurs	24.8%	24.6%	22.2%	22.2%
Whiskey	13.2%	8.8%	10.8%	8.9%
Tequila	0.4%	0.5%	0.5%	0.5%
Fine Wine	1.1%	2.3%	1.7%	1.8%
Other	0.6%	0.4%	0.4%	0.2%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Sales, net*	100.0%	100.0%	$100.0%	100.0%
Cost of sales*	65.0%	63.2%	64.0%	63.4%
Reversal of provision for obsolete inventory	0.0%	0.0%	0.0%	(0.2	) %

Gross profit	35.0%	36.8%	36.0%	36.8%

Selling expense	28.3%	34.1%	31.3%	37.1%
General and administrative expense	12.6%	16.4%	14.6%	18.1%
Depreciation and amortization	2.4%	2.8%	2.7%	3.2%

Loss from operations	(8.2)%	(16.5)%	(12.7)%	(21.6)%

Other income	0.0%	0.0%	0.0%	0.0%
Other expense	0.0%	0.0%	0.0%	0.0%
Gain (loss) from equity investment in non-consolidated affiliate	0.0%	0.0%	(0.1)%	0.0%
Foreign exchange loss	(1.2)%	(1.4)%	(1.4)%	(0.4)%
Interest expense, net	(1.9)%	(0.9)%	(2.1)%	(0.7)%
Net change in fair value of warrant liability	2.2%	0.0%	1.1%	0.0%
Income tax benefit	0.4%	0.5%	0.4%	0.5%

Net loss	(8.7)%	(18.3)%	(14.8)%	(22.2)%
Net loss attributable to noncontrolling interests	(1.1)%	(1.6)%	(1.2)%	(1.3)%

Net loss attributable to controlling interests	(9.8)%	(19.9)%	(16.0)%	(23.5)%

Dividend to preferred shareholders	(0.5)%	0.0%	(2.3)%	0.0%

Net loss attributable to common shareholders	(10.3)%	(19.9)%	(18.3)%	(23.5)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss attributable to common shareholders	$(970,598)	$(1,637,187)	$(3,067,069)	$(3,359,995)
Adjustments:
Interest expense, net	176,731	71,697	354,272	97,240
Income tax benefit	(37,038)	(37,038)	(74,076)	(74,076)
Depreciation and amortization	225,811	229,745	453,956	465,476
EBITDA (loss)	(605,094)	(1,372,783)	(2,332,917)	(2,871,355)
Allowance for doubtful accounts	11,123	14,864	18,034	29,664
Allowance for obsolete inventory	—	—	—	(24,589)
Stock-based compensation expense	52,737	48,404	84,513	84,693
Other income	—	—	—	(957)
Other expense	—	300	—	300
Gain (loss) from equity investment in non-consolidated affiliate	(108)	—	17,349	—
Foreign exchange loss	116,386	111,761	238,463	54,246
Net change in fair value of warrant liability	(209,899)	—	(185,025)	—
Net income attributable to noncontrolling interests	99,515	134,851	204,578	185,976
Dividend to preferred shareholders	49,927	—	379,387	—
EBITDA, as adjusted	(485,413)	(1,062,603)	(1,575,618)	(2,542,022)

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

Our EBITDA, as adjusted, improved 54.3% to a loss of ($0.5) million for the three months ended September 30, 2011, as compared to a loss of ($1.1) million for the comparable prior-year period, primarily as a result of our increased sales and lower selling and general and administrative expense. Our EBITDA, as adjusted, improved 38.0% to a loss of ($1.6) million for the six months ended September 30, 2011, as compared to a loss of ($2.5) million for the comparable prior-year period, primarily as a result of our increased sales and lower selling and general and administrative expense.

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Net sales. Net sales increased 14.4% to $9.4 million for the three months ended September 30, 2011, as compared to $8.2 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales decreased to 82.6% for the three months ended September 30, 2011, as compared to 83.9% for the comparable prior-year period due to growth in certain international markets. We continue to focus on our faster growing and more profitable markets both in the U.S. and internationally. U.S. net sales increased to $8.4 million for the three months ended September 30, 2011 from $7.5 million for the comparable prior-year period. 2011 U.S. net sales include $0.2 million in sales from our Jefferson’s Rye, which we launched in June 2011. The growth in U.S. sales also reflects the momentum for our Gosling’s rums, Pallini Limoncello, Jefferson’s Bourbons and Clontarf Irish whiskey.

The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	1,695	293	5.4%	1.1%
Vodka	166	1,209	0.9%	8.6%
Liqueurs	1,951	2,116	10.1%	11.1%
Whiskey	4,510	2,370	65.5%	58.1%
Tequila	(9)	(9)	(2.4)%	(2.4)%
Wine	(825)	(825)	(46.1)%	(46.1)%
Other	207	207	72.4%	72.4%

Total	7,695	5,361	9.8%	8.1%

Gross profit. Gross profit increased 8.9% to $3.3 million for the three months ended September 30, 2011 from $3.0 million for the comparable prior-year period, while our gross margin decreased to 35.0% for the three months ended September 30, 2011 compared to 36.8% for the comparable prior-year period, primarily due to fluctuations in products sold and markets where sales occur.

Selling expense. Selling expense decreased 5.4% to $2.7 million for the three months ended September 30, 2011 from $2.8 million for the comparable prior-year period. This decrease in selling expense was due to a $0.2 million reduction in employee related charges, including salaries and entertainment expense. The decrease in selling expense and an increase in sales in the current period resulted in a net decrease of selling expense as a percentage of net sales to 28.3% for the three months ended September 30, 2011 as compared to 34.1% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 11.7% to $1.2 million for the three months ended September 30, 2011 from $1.3 million for the comparable prior-year period, primarily due to a $0.2 million decrease in professional fees. The decrease in general and administrative expense and an increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 12.6% for the three months ended September 30, 2011 as compared to 16.3% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended September 30, 2011 and 2010.

Loss from operations. As a result of the foregoing, our loss from operations improved 42.8% to ($0.8) million for the three months ended September 30, 2011 from ($1.4) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the 2011Warrants are recognized in earnings for each reporting period. For the three months ended September 30, 2011, we recorded a gain for the change in the value of the 2011 Warrants of $209,899.

Gain  from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Gain from this investment was de minimis for the three months ended September 30, 2011.

Foreign exchange loss. Foreign exchange loss was ($0.1) million for the each of the three-month periods ended September 30, 2011 and 2010. Foreign exchange loss is due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of $0.2 million for the three months ended September 30, 2011 as compared to interest expense, net of $0.1 million for the three months ended September 30, 2010. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources,” particularly our $2.5 million revolving credit facility, the Frost Note and the December 2010 Promissory Notes. We expect interest expense to decrease in future periods due to the conversion of existing debt to Series A Preferred Stock and 2011 Warrants in connection with the June 2011 private placement transaction described above.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was ($0.1) million during each of the three-month periods ended September 30, 2011 and 2010, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the three months ended September 30, 2011, we accrued a dividend on our Series A Preferred Stock of $0.05 million, as required by the terms of the preferred stock.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($1.0) million for the three months ended September 30, 2011 as compared to ($1.6) million for the prior year period. Net loss per common share, basic and diluted, was ($0.01) per share for each of the three months ended September 30, 2011 as compared to ($0.02) for the comparable prior year period.

Six months ended September 30, 2011 compared with six months ended September 30, 2010

Net sales. Net sales increased 17.2% to $16.8 million for the six months ended September 30, 2011, as compared to $14.3 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales remained relatively constant at 81.5% for the six months ended September 30, 2011, as compared to 81.4% for the comparable prior-year period due to the organic growth of certain brands and the introduction of three new brands in the U.S. market, offset by the relative growth in certain international markets.  We continue to focus on our faster growing and more profitable markets both in the U.S. and internationally. U.S. net sales increased to $14.8 million for the six months ended September 30, 2011 from $12.8 million for the comparable prior-year period. 2011 U.S. net sales include $0.3 million in revenue from sales of the Travis Hasse's Pie liqueurs, which we launched in September 2010, $0.2 million in revenue from sales of the A. de Fussigny cognacs, which we launched in August 2010, and $0.2 million in sales from our Jefferson’s Rye, which we launched in September 2011. The growth in U.S. sales also reflects the momentum for our Gosling’s rums, Pallini Limoncello, Boru vodka and our Clontarf Irish whiskies.

The table below presents the increase in case sales by product category for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Rum	6,055	2,599	10.4%	5.5%
Vodka	3,421	4,472	10.4%	18.0%
Liqueurs	4,109	4,449	13.5%	14.9%
Whiskey	4,628	3,392	37.8%	51.4%
Tequila	212	212	33.4%	33.4%
Wine	217	217	8.6%	8.6%
Other	362	362	126.6%	126.6%

Total	19,004	15,703	13.8%	14.1%

Gross profit. Gross profit increased 14.5% to $6.0 million for the six months ended September 30, 2011 from $5.3 million for the comparable prior-year period, while our gross margin decreased to 36.0% for the six months ended September 30, 2011 compared to 36.8% for the comparable prior-year period. During the six months ended September 30, 2010, we recorded a reversal of our allowance for obsolete and slow moving inventory of $0.02 million. We recorded this reversal because we were able to sell certain goods included in the allowance recorded during previous fiscal years. We did not record any reversal in the six months ended September 30, 2011.

Selling expense. Selling expense decreased 1.0% to $5.26 million for the six months ended September 30, 2011 from $5.32 million for the comparable prior-year period. This decrease in selling expense was due to a $0.25 million reduction in employee related charges, including salaries and entertainment expense, offset by $0.12 million increase in selling expense in support of our revenue growth. The decrease in selling expense and an increase in sales, resulted in a net decrease of selling expense as a percentage of net sales to 31.3% for the six months ended September 30, 2011 as compared to 37.1% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 5.2% to $2.5 million for the six months ended September 30, 2011 from $2.6 million for the comparable prior-year period, primarily due to a $0.2 million decrease in professional fees. The decrease in general and administrative expense and an increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 14.6% for the six months ended September 30, 2011 as compared to 18.1% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.5 million for each of the six-month periods ended September 30, 2011 and 2010.

Loss from operations. As a result of the foregoing, our loss from operations improved 31.2% to ($2.1) million for the six months ended September 30, 2011 from ($3.1) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the 2011Warrants are recognized in earnings for each reporting period. For the six months ended September 30, 2011, we recorded a gain for the change in the value of the 2011 Warrants of $185,025.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Loss from this investment was ($0.02) million for the six months ended September 30, 2011.

Foreign exchange loss. Foreign exchange loss for the six months ended September 30, 2011 was ($0.2) million as compared to a loss of ($0.1) million for the six months ended September 30, 2010 due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of $0.4 million for the six months ended September 30, 2011 as compared to interest expense, net of $0.1 million for the six months ended September 30, 2010. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources,” particularly our $2.5 million revolving credit facility, the Frost Note and the December 2010 Promissory Notes. We expect interest expense to decrease in future periods due to the conversion of existing debt to Series A Preferred Stock and 2011 Warrants in connection with the June 2011 private placement transaction described above.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was  ($0.2) million during each of the six-month periods ended September 30, 2011 and 2010, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the six months ended September 30, 2011, we recognized a deemed dividend on our Series A Preferred Stock of $0.4 million, the result of the calculated beneficial conversion feature and accrued dividends, as required by the terms of the preferred stock.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($3.1) million for the six months ended September 30, 2011 as compared to ($3.4) million for the prior year period. Net loss per common share, basic and diluted, was ($0.03) per share for each of the six-month periods ended September 30, 2011 and 2010.

 Liquidity and capital resources

Financing Transactions

In August 2011, we entered into the Keltic Facility, which provides for availability of up to $5.0 million for the purpose of providing working capital. The Keltic Facility expires on August 19, 2014. We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. We paid Keltic a $100,000 commitment fee and are also required to pay an annual facility fee and a collateral management fee. The Loan Agreement contains standard borrower representations and warranties for asset based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. We are in compliance with the covenants. As of September 30, 2011, we had borrowed $1.6 million of the $5.0 million available under this facility.

In the June 2011 private placement, we entered into definitive agreements to issue an aggregate of approximately $7.1 million of our Series A Convertible Preferred Stock in a series of private placement transactions.  Under the terms of the transactions, we issued $2.2 million of Series A Preferred Stock for its stated value of $1,000 per share and 2011 Warrants to purchase an aggregate of approximately 3.5 million shares of our common stock, to third-party purchasers.  Also as part of the June 2011 private placement, certain of our directors, officers and other affiliates agreed to purchase an aggregate of approximately $1.0 million of Series A Preferred Stock and 2011 Warrants on substantially the same terms as the third-party purchasers, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, we issued an aggregate of $1.0 million in promissory notes to these affiliate purchasers. These notes, and accrued but unpaid interest thereon, converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 upon shareholder and NYSE Amex approval of such transaction. The affiliate purchasers include Frost Gamma Investments Trust, Richard Lampen, Mark Andrews and certain of his affiliates, John Glover and Alfred Small.

Also as part of the June 2011 private placement, certain holders of our outstanding debt, including certain of our directors, officers and other affiliates, agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for approximately $4.0 million aggregate principal amount of our existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE Amex rules. The affiliate debt holders include Frost Gamma Investments Trust, Vector Group Ltd., a more than 10% holder of our shares, Mr. Lampen, Mr. Andrews, Lafferty Ltd., a greater than 5% holder of our shares, IVC Investments, LLLP and Betts & Scholl, LLC (which converted principal, but not accrued but unpaid interest thereon). These notes and accrued but unpaid interest thereon converted into Series A Preferred Stock and 2011 Warrants in October 2011, following shareholder and NYSE Amex approval of such transaction.

 In December 2010, we issued promissory notes in the aggregate principal amount of $1.0 million to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark Andrews and Richard Lampen. Borrowings under these notes were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. Interest was accrued quarterly and was due at maturity. These notes could be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. These notes did not contain any financial covenants. As of September 30, 2011, $1.1 million consisting of $1.0 million of principal and $0.1 million of accrued interest was outstanding under these notes. In October 2011, these notes, and accrued but unpaid interest thereon, were converted into Series A Preferred Stock and 2011 Warrants as part of the June 2011 private placement described above.

In June 2010, we issued a $2.0 million note to an affiliate of Phillip Frost, M.D., which we refer to as the Frost Note. Borrowings under the Frost Note were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. Interest was accrued quarterly and was due at maturity. The Frost Note could be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note did not contain any financial covenants. As of September 30, 2011, $2.3 million, consisting of $2.0 million of principal and $0.3 million of accrued interest, was outstanding under the Frost Note. In October 2011, this note, and accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the June 2011 private placement.

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., IVC Investors, LLLP, Mark Andrews and Richard Lampen. Under the credit agreement, we were able to borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement were to mature on April 1, 2013 and bore interest at a rate of 11% per annum, payable quarterly. We paid an aggregate commitment fee of $0.05 million to the lenders under the credit agreement. Amounts could be repaid and reborrowed under the revolving credit agreement without penalty. At September 30, 2011, the note was secured by $9.1 million of inventory and $5.4 million in trade accounts receivable of Castle Brands (USA) Corp. under a security agreement. In August 2011, $2.0 million of principal and accrued interest was paid on this note in connection with the closing of the Keltic Facility. In October 2011, the remaining $0.5 million of  this note, and accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the June 2011 private placement.

In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of $1.1 million to Betts & Scholl, LLC. The note was secured under a security agreement by the Betts & Scholl inventory acquired. The note provided for an initial payment of $0.3 million, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrued at an annual rate of 0.84%, compounded quarterly. In December 2010, we amended the terms of the note to provide that the quarterly payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of $0.1 million, would not be due and payable until the maturity date of such note and that such installment payments would bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. In August 2011, $0.2 million of principal and accrued interest was paid on this note in connection with the closing of the Keltic Facility. In October 2011, the remaining $0.1 million due under this note was converted into Series A Preferred Stock and 2011 Warrants as part of the June 2011 private placement.

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

Liquidity Discussion

As of September 30, 2011, we had shareholders’ equity of $15.3 million as compared to $16.5 million at March 31, 2011. This decrease is primarily due to our total comprehensive loss for the six months ended September 30, 2011, offset by the $3.1 million of capital raised in the June 2011 private placement transaction.

We had working capital of $8.0 million at September 30, 2011 as compared to $11.4 million as of March 31, 2011. This decrease is primarily due to the reclassification of certain notes payable from long-term to current, based on maturity dates, and a $0.6 million increase in inventory, offset by the $3.2 million of capital raised in the June 2011 private placement.

As of September 30, 2011, we had cash and cash equivalents of approximately $0.5 million, as compared to $1.0 million as of March 31, 2011. The decrease is primarily attributable to the funding of our operations and working capital needs for the six months ended September 30, 2011 and by $0.7 million in note and credit facility payments, offset by the $3.2 million of capital raised in the June 2011 private placement transaction. At September 30, 2011, we also had $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

The following may result in a material decrease in our liquidity over the near-to-mid term:
▪	continued significant levels of cash losses from operations;
▪	our ability to obtain additional debt or equity financing should it be required;
▪	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;
▪	our ability to maintain and improve our relationships with our distributors and our routes to market;
▪	our ability to procure raw materials at a favorable price to support our level of sales;
▪	potential acquisitions of additional brands; and
▪	expansion into new markets and within existing markets in the United States and internationally.

We continue to implement a plan to support the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. Further, we are actively seeking to reduce certain inventory levels in an effort to reduce our working capital requirements and provide improved cash flow from operations. We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We continue to look to reduce expense, seek improvements in routes to market and contain production costs to improve cash flows.

As of September 30, 2011, we had borrowed $1.6 million of the $5.0 million available under the Keltic Facility, leaving $3.4 million in potential availability for our working capital needs. We believe that the financing described above, combined with our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until profitability, ensure continuity of supply of certain of our brands, fund future acquisitions and agency relationships, and support new brand initiatives and marketing programs. The additional capital enhances our ability to attract new brands and further strengthens our relationships with our distributors.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Six Months ended September 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,357)	$(3,207)
Investing activities	(287)	(154)
Financing activities	2,157	3,008

Effect of foreign currency translation	(13)	(5)

Net decrease in cash and cash equivalents	$(500)	$(358)

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

During the six months ended September 30, 2011, net cash used in operating activities was $2.4 million, consisting primarily of a net loss of $2.5 million, a $0.6 million increase in inventory, a $0.2 million increase in accounts receivable, a $0.2 million increase in due from affiliates, a $0.2 million increase in other assets and a $0.2 million credit for the net change in fair value of warrant liability. These uses of cash were partially offset by a $0.7 million increase in due to related parties, a net $0.1 million increase in accounts payable and accrued expenses, a $0.1 million decrease in prepaid expenses and depreciation and amortization expense of $0.5 million.

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

Investing Activities. Net cash used in investing activities was $0.3 million for the six months ended September 30, 2011, representing $0.2 million used in the acquisition of fixed and intangible assets, a $0.03 million increase in restricted cash and $0.06 million in payments under contingent consideration agreements.

Net cash used in investing activities was $0.2 million for the six months ended September 30, 2010, representing $0.1 million used in the acquisition of fixed and intangible assets and $0.04 million in payments under contingent consideration agreements.

Financing activities. Net cash provided by financing activities for the six months ended September 30, 2011 was $2.2 million, consisting of $1.9 million from the issuance of our Series A Preferred Stock and 2011 Warrants and $1.0 million from the issuance of interim notes to affiliated parties. These proceeds were offset by net payments of $0.4 million on our credit facilities and the repayment of $0.3 million on the Betts & Scholl note.

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

Cautionary Note Regarding Forward Looking Statements

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our 2011 Annual Report, and as follows:

▪	our history of losses and expectation of further losses;
▪	the effect of poor operating results on our company;
▪	the adequacy of our cash resources and our ability to raise additional capital;
▪	our ability to expand our operations in both new and existing markets and our ability to develop or acquire new brands;
▪	our relationships with and our dependency on our distributors;
▪	the impact of supply shortages and alcohol and packaging costs in general, as well as our dependency on a limited number of suppliers and inventory requirements;
▪	the success of our sales and marketing activities;

▪	economic and political conditions generally, including the current recessionary economic environment and concurrent market instability;
▪	the effect of competition in our industry;
▪	negative publicity surrounding our products or the consumption of beverage alcohol products in general;
▪	our ability to acquire and/or maintain brand recognition and acceptance;
▪	trends in consumer tastes;
▪	our and our strategic partners’ abilities to protect trademarks and other proprietary information;
▪	the impact of litigation;
▪	the impact of currency exchange rate fluctuations and devaluations on our revenues, sales and overall financial results;
▪	our executive officers, directors and principal shareholders own a substantial portion of our voting stock; and
▪	the impact of federal, state, local or foreign government regulations.

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

4.1
Loan and Security Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 25, 2011).

4.2
Revolving Credit Note, dated as of August 19, 2011, in favor of Keltic Financial Partners II, LP. (incorporated by reference to exhibit 4.2 to our current report on Form 8-K filed with the SEC on August 25, 2011).

4.3
Subordination Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company and each of the parties signatory thereto (incorporated by reference to exhibit 4.3 to our current report on Form 8-K filed with the SEC on August 25, 2011).

10.1
Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011).

10.2
Amendment to Employment Agreement, made as of July 26, 2011, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 27, 2011). #

10.3	Employment Letter, dated July 29, 2011, by and between Castle Brands USA Corp. and Maria Alejandra Pena. *#

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
#	Management Compensation Contract

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 14, 2011