Form 10-Q
period 2011-12-31
Castle Brands Inc
filed 2012-02-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The Company had 108,052,067 shares of $.01 par value common stock outstanding at February 10, 2012.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$413,823	$1,047,372
Accounts receivable — net of allowance for doubtful accounts of $416,445 and $461,941, respectively	6,114,104	5,636,494
Due from shareholders and affiliates	99,882	216,361
Inventories— net of allowance for obsolete and slow moving inventory of $38,766 and $207,142, respectively	11,751,269	9,869,080
Prepaid expenses and other current assets	674,944	1,008,885

Total Current Assets	19,054,022	17,778,192

Equipment — net	630,730	509,554
Other Assets
Investment in non-consolidated affiliate, at equity	141,111	155,573
Intangible assets — net of accumulated amortization of $4,722,393 and $4,171,882, respectively	10,470,823	10,999,335
Goodwill	1,208,558	1,126,010
Restricted cash	454,250	468,007
Other assets	211,856	68,975

Total Assets	$32,171,350	$31,105,646

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable	$—	$426,175
Accounts payable	4,390,496	3,444,813
Accrued expenses	451,023	733,551
Due to shareholders and affiliates	1,978,896	1,734,497

Total Current Liabilities	6,820,415	6,339,036

Long-Term Liabilities
Notes payable and credit facility	3,717,027	5,910,484
Warrant liability	700,844	—
Deferred tax liability	1,851,646	1,962,760

Total Liabilities	13,089,932	14,212,280

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 6,897 shares of series A convertible preferred stock issued and outstanding at December 31, 2011 and none outstanding at March 31, 2011, (liquidation value of $7,140,667 at December 31, 2011)	68,965	—
Common stock, $.01 par value, 225,000,000 shares authorized, 108,052,067 and 107,202,145 issued and outstanding at December 31 and March 31, 2011, respectively	1,080,520	1,072,021
Additional paid-in capital	141,743,603	135,468,120
Accumulated deficit	(122,510,397)	(118,413,246)
Accumulated other comprehensive loss	(1,886,531)	(1,633,502)

Total controlling shareholders’ equity	18,496,160	16,493,393

Noncontrolling interests	585,258	399,973

Total equity	19,081,418	16,893,366

Total Liabilities and Equity	$32,171,350	$31,105,646

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Sales, net*	$8,709,204	$8,719,754	$25,501,542	$23,048,823
Cost of sales*	5,499,113	5,994,034	16,252,323	15,073,438
Reversal of provision for obsolete inventory	—	—	—	(24,589)

Gross profit	3,210,091	2,725,720	9,249,219	7,999,974

Selling expense	2,495,172	2,645,359	7,758,352	7,963,367
General and administrative expense	1,279,387	1,067,801	3,733,500	3,655,837
Depreciation and amortization	228,764	229,569	682,720	695,045

Loss from operations	(793,232)	(1,217,009)	(2,925,353)	(4,314,275)

Other income	—	—	—	957
Other expense	—	—	—	(300)
Gain (loss) from equity investment in non-consolidated affiliate	787	17,214	(16,562)	17,214
Foreign exchange loss	(275,029)	(118,578)	(513,491)	(172,824)
Interest expense, net	(131,708)	(147,606)	(485,980)	(244,846)
Net change in fair value of warrant liability	(91,412)	—	93,613	—
Income tax benefit	37,038	37,038	111,114	111,114

Net loss	(1,253,556)	(1,428,941)	(3,736,659)	(4,602,960)
Net loss (income) attributable to noncontrolling interests	19,294	(55,155)	(185,285)	(241,131)

Net loss attributable to controlling interests	(1,234,262)	(1,484,096)	(3,921,944)	(4,844,091)

Dividend to preferred shareholders	(148,848)	—	(528,235)	—

Net loss attributable to common shareholders	$(1,383,110)	$(1,484,096)	$(4,450,179)	$(4,844,091)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	107,835,859	107,202,145	107,497,741	107,500,417

* Sales, net and Cost of sales include excise taxes of $1,227,204 and $1,229,257 for the three months ended December 31, 2011 and 2010, respectively, and $3,940,702 and $3,522,510 for the nine months ended December 31, 2011 and 2010, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2011	—	$—	107,202,145	$1,072,021	$135,468,120	$(118,413,246)	$(1,633,502)	$399,973	$16,893,366

Comprehensive loss
Net (loss) income						(3,921,944)		185,285	(3,736,659)
Foreign currency translation adjustment							(253,029)		(253,029)

Total comprehensive loss									(3,989,688)
Issuance of series A convertible preferred stock, net of issuance costs	2,155	21,550			1,440,243				1,461,793
Issuance of series A convertible preferred stock, upon conversion of debt	4,992	49,915			4,494,164	34,618			4,578,697
Conversion of series A convertible preferred stock and accrued dividends	(250)	(2,500)	849,922	8,499	(5,723)	(276)			—
Accrued dividends - series A convertible preferred stock					209,549	(209,549)			—
Stock-based compensation					137,250				137,250

BALANCE, DECEMBER 31, 2011	6,897	$68,965	108,052,067	$1,080,520	$141,743,603	$(122,510,397)	$(1,886,531)	$585,258	$19,081,418

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,736,659)	$(4,602,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	682,720	695,045
Provision for doubtful accounts	26,058	(23,165)
Amortization of deferred financing costs	47,105	7,292
Change in fair value of warrant liability	(93,613)	—
Deferred tax benefit	(111,114)	(111,114)
Gain (loss) from equity investment in non-consolidated affiliate	16,562	(17,214)
Effect of changes in foreign exchange	(110,406)	(10,383)
Stock-based compensation expense	137,250	132,574
Provision for obsolete inventories	—	(24,589)
Changes in operations, assets and liabilities:
Accounts receivable	(559,143)	(778,346)
Due from affiliates	116,479	(186,558)
Inventory	(1,989,039)	(519,425)
Prepaid expenses and supplies	331,328	(7,966)
Accounts payable and accrued expenses	768,164	(590,842)
Due to related parties	244,399	1,001,710
Accrued interest	229,497	101,097
Other assets	(189,986)	88,530

Total adjustments	(453,739)	(243,354)

NET CASH USED IN OPERATING ACTIVITIES	(4,190,398)	(4,846,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(279,776)	(135,128)
Acquisition of intangible assets	(22,000)	(7,848)
Investment in non-consolidated affiliate, at equity	—	(150,000)
Change in restricted cash	(26,399)	241,044
Payments under contingent consideration agreements	(82,548)	(69,348)

NET CASH USED IN INVESTING ACTIVITIES	(410,723)	(121,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
$2.5 million revolving credit facility	(2,000,000)	2,500,000
Keltic credit facility	3,497,513	—
Note payable — Betts & Scholl	(327,648)	(212,271)
Promissory note – Frost Gamma Investments Trust	—	2,000,000
Promissory notes - $1.0 million December 2010 financing	—	1,000,000
Interim notes – affiliate investors	1,005,000	—
Issuance of series A convertible preferred stock	2,155,000	—
Costs of issuance	(346,147)	—
Proceeds from stock option exercises	—	7,875
Repurchase of common stock	—	(1,023,475)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,983,718	4,272,129

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(16,146)	(3,789)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(633,549)	(699,254)
CASH AND CASH EQUIVALENTS — BEGINNING	1,047,372	1,281,141

CASH AND CASH EQUIVALENTS — ENDING	$413,823	$581,887

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of warrant liability in connection with series A convertible preferred stock	$794,457	$—
Issuance of common stock in exchange for wine inventory in June 2010	$—	$840,000

Interest paid	$160,032	$121,949

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

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of December 31, 2011 or 2010.

The Company’s income tax benefit for the nine months ended December 31, 2011 and 2010 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month and nine-month periods ended December 31, 2011 and 2010, the Company recognized $37,038 and $111,114 of deferred tax benefits, respectively.

J.	Recent accounting pronouncements — In December 2011, the FASB issued Accounting Standards Update, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU No. 2011-11 amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The provisions of ASU No. 2011-11 are effective for reporting periods beginning after December 15, 2011. The Company does not expect the adoption of the standard to have a material impact on the Company’s results of operations, cash flows or financial condition.

In September 2011, the FASB issued Accounting Standards Update, Intangibles — Goodwill and Other (“ASU No. 2011-08”). ASU No. 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 are effective for reporting periods beginning after December 15, 2011. The Company does not expect the adoption of the standard to have a material impact on the Company’s results of operations, cash flows or financial condition.

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

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period that are not anti-dilutive. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding. In computing diluted net loss per share for the three months and nine months ended December 31, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Nine months ended
	December 31,
	2011	2010
Stock options	6,170,599	4,570,850
Warrants to purchase common stock	13,680,901	1,926,814
Convertible preferred stock	23,472,515	—

Total	43,324,015	6,497,664

NOTE 3 — INVENTORIES

	December 31,	March 31,
	2011	2011
Raw materials	$3,512,821	$2,318,260
Finished goods – net	8,238,448	7,550,820

Total	$11,751,269	$9,869,080

As of December 31 and March 31, 2011, 28% and 37%, respectively, of raw materials and 3% and 3%, respectively, of finished goods were located outside of the United States.

The Company recorded a reversal of its allowance for obsolete and slow moving inventory of $24,589 during the nine months ended December 31, 2010. This reversal was recorded as the Company was able to sell certain goods included in the allowance recorded during previous fiscal years. The reversal was recorded as a reduction in cost of sales. The Company did not record any reversal for the three months and nine months ended December 31, 2011, nor for the three months ended December 31, 2010. The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the three months and nine months ended December 31, 2011, CB-USA purchased $656,135 and $715,210, respectively, in finished goods from DPCP under the distribution agreement, and for the three months and nine months ended December 31, 2010, CB-USA purchased $26,216 in finished goods from DPCP under the distribution agreement. As of December 31, 2011, CB-USA was indebted to DPCP in the amount of $73,646 which is included in due to shareholders and affiliates on the accompanying condensed consolidated balance sheet. At December 31, 2011, CB-USA owned 20% of the entity and, under the terms of the agreement, will increase its stake in DPCP based on achieving case sale targets. The Company has accounted for this investment under the equity method of accounting. This investment balance was $141,111 and $155,573 at December 31 and March 31, 2011, respectively.

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne agreement, as amended, the Company was required to pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of certain assets of the acquired business through March 31, 2011. The Company is also required to pay an earn-out based on the case sales of Jefferson’s Presidential Select for a specified amount of cases, rather than a fixed period of time. For the nine months ended December 31, 2011 and 2010, the sellers earned $82,548 and $69,348, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended December 31, 2011 were as follows:

Amount
Balance as of March 31, 2011	$1,126,010

Payments under McLain and Kyne agreement	82,548

Balance as of December 31, 2011	$1,208,558

Intangible assets consist of the following:

	December 31,	March 31,
	2011	2011
Definite life brands	$170,000	$170,000
Trademarks	557,947	535,948
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	28,262	28,262
Patents	994,000	994,000
Other	28,480	28,480

	10,714,244	10,692,245
Less: accumulated amortization	4,722,393	4,171,882

Net	5,991,851	6,520,363
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$10,470,823	$10,999,335

 Accumulated amortization consists of the following:

	December 31,	March 31,
	2011	2011
Definite life brands	$157,718	$149,218
Trademarks	188,901	164,015
Rights	3,719,284	3,305,321
Distributor relationships	150,011	99,600
Product development	11,193	8,140
Patents	495,286	445,588
Other	—	—

Accumulated amortization	$4,722,393	$4,171,882

* Other identifiable intangible assets — indefinite lived consists of product formulations.

NOTE 7 — RESTRICTED CASH

At December 31 and March 31, 2011, the Company had €350,813 or $454,250 (translated at the December 31, 2011 exchange rate) and €331,969 or $468,007 (translated at the March 31, 2011 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. In April 2010, the Company reduced the aggregate amount of the credit facilities, and the commensurate cash restricted from withdrawal, by €185,000 or $236,654 (translated at the exchange rate then in effect).

NOTE 8 — NOTES PAYABLE AND CREDIT FACILITY

	December 31,	March 31,
	2011	2011
Notes payable consist of the following:
Note payable (A)	$—	$426,175
Note payable (B)	219,514	211,580
Credit agreement (C)	—	2,500,000
Note payable (D)	—	2,170,575
Note payable (E)	—	1,028,329
Note payable (F)	—	—
Credit agreement (G)	3,497,513	—

Total	$3,717,027	$6,336,659

A.	In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note in the aggregate principal amount of $1,094,541 to Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, who became a director of the Company at the time of the acquisition. This note was secured by the Betts & Scholl inventory acquired by the Company under a security agreement. This note provided for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment initially due on September 21, 2011. Interest under this note accrued at an annual rate of 0.84%, compounded quarterly. In December 2010, the Company amended the terms of the note to provide that the quarterly payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, would not be due and payable until the maturity date of such note and that such installment payments would bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. In June 2011, $107,354 of principal and interest was paid on this note under the existing terms of the note. In August 2011, $220,731 of principal and accrued interest was paid on this note in connection with the closing of the revolving loan agreement with Keltic Financial Partners II, LP (the “Keltic Facility”), as described in Note 8G. In October 2011, the remaining $107,354 due on this note was converted into Series A Preferred Stock and 2011 Warrants (each as defined in Note 9) as part of the private placement transaction described in Note 9, following shareholder and NYSE Amex approval of such transaction.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At December 31, 2011, $219,514, consisting of $211,580 of principal and $7,934 of accrued interest, due on the GCP Note is included in long-term liabilities.

C.	In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Vector Group Ltd., a greater than 10% shareholder of the Company, Lafferty Ltd., a greater than 5% shareholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, and Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer. Borrowings under the credit agreement were to mature on April 1, 2013 and bore interest at a rate of 11% per annum, payable quarterly. The note was secured by the inventory and trade accounts receivable of CB-USA, subject to certain exceptions, pursuant to a security agreement. In August 2011, $2,030,137 consisting of $2,000,000 of principal and $30,137 of accrued but unpaid interest thereon was paid on this note in connection with the closing of the Keltic Facility as described in Note 8G. In October 2011, the remaining $500,000 outstanding under this facility, together with $2,110 in accrued but unpaid interest thereon, were converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, following shareholder and NYSE Amex approval of such transaction, and the revolving credit agreement was terminated.

D.	In June 2010, the Company issued a $2,000,000 promissory note to Frost Gamma Investments Trust. Borrowings under the note were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. In October 2011, $2,289,315, consisting of $2,000,000 of principal and $289,315 of accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, following shareholder and NYSE Amex approval of such transaction.

E.	In December 2010, the Company issued promissory notes in the aggregate principal amount of $1,000,000 to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Borrowings under these notes were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. In October 2011, $1,087,699, consisting of $1,000,000 of principal and $87,699 of accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, following shareholder and NYSE Amex approval of such transaction.

F.	In June 2011, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1,005,000 of Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 9, subject to shareholder approval of such issuance in accordance with NYSE Amex rules. Pending such shareholder approval, the Company issued an aggregate of $1,005,000 in promissory notes to these affiliate purchasers, which notes and accrued but unpaid interest thereon converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE Amex approval of such transaction. These notes bore interest at 10% per annum and were to mature 18 months from the date of issuance. The affiliate purchasers include Frost Gamma Investments Trust, Mark E. Andrews, III, and certain of his affiliates, Richard J. Lampen, John S. Glover, the Company’s Chief Operating Officer, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. In October 2011, $1,005,000 was converted into Series A Preferred Stock and 2011 Warrants, and $34,618 of accrued interest was converted into accrued dividends on the Series A Preferred Stock, as part of the private placement transaction described in Note 9, following shareholder and NYSE Amex approval of such transaction.

G.	In August 2011, the Company and CB-USA entered into the Keltic Facility, a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. The Company and CB-USA are referred to individually and collectively as the Borrower. The Keltic Facility expires on August 19, 2014. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. In addition to a $100,000 commitment fee, Keltic also receives an annual facility fee and a collateral management fee. The loan agreement contains standard borrower representations and warranties for asset based borrowing and a number of reporting obligations and affirmative and negative covenants. The loan agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2011, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At December 31, 2011, $3,497,513 due on the Keltic Facility is included in long-term liabilities.

NOTE 9 — EQUITY

Preferred stock issuance – In June 2011 the Company entered into agreements relating to a private placement (the “June 2011 Private Placement”) of an aggregate of approximately $7,100,000 of newly-designated 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). As part of the June 2011 Private Placement, the Company completed a private offering to third-party investors of $2,155,000 of Series A Preferred Stock for its stated value of $1,000 per share and warrants (“2011 Warrants”) to purchase 50% of the number of shares of the Company’s common stock, issuable upon conversion of such Series A Preferred Stock. Subject to adjustment (including dilutive issuances), the Series A Preferred Stock is convertible into common stock at a conversion price of $0.304 per share and the 2011 Warrants have an exercise price of $0.38 per share.

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months and nine months ended December 31, 2011, the Company recorded accrued dividends of $148,847 and $209,549, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets.

As part of the June 2011 Private Placement, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1,005,000 of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance.  Pending such shareholder approval, the Company issued an aggregate of $1,005,000 in promissory notes to these affiliate purchasers. These notes converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE Amex approval of such transaction and accrued interest on these notes was converted into accrued dividends on the Series A Preferred Stock.  The affiliate purchasers included Frost Gamma Investments Trust, Richard J. Lampen, Mark E. Andrews, III, and certain of his affiliates, John Glover and Alfred Small.

Also as part of the June 2011 Private Placement, certain holders of the Company’s outstanding debt, including directors, officers and other affiliates agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for approximately $4,000,000 aggregate principal amount of the Company’s existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance.  The affiliate debt holders included Frost Gamma Investments Trust, Vector Group Ltd., Richard J. Lampen, Mark E. Andrews, III, Lafferty Ltd., IVC Investments, LLLP, and Betts & Scholl, LLC, (which agreed to convert principal amount, but not accrued but unpaid interest thereon). In October 2011, these notes, and accrued but unpaid interest thereon, were converted into Series A Preferred Stock and 2011 Warrants following shareholder and NYSE Amex approval of such transaction.

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

A beneficial conversion feature (“BCF”) of $318,705 was calculated as the difference between the beneficial conversion price of the Series A Preferred Stock and the fair value of the Company’s common stock at the issuance date, multiplied by the number of shares into which the Series A Preferred Stock were convertible. As the Series A Preferred is perpetual and convertible at any time at the option of the holder, there is no defined accretion period available. The Company determined that the BCF should be recognized as a fully accreted deemed dividend on the Preferred Stock in the three months ended June 30, 2011.

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

In October 2011, a holder of Series A Preferred Stock converted 50 shares of Series A Preferred Stock, and accrued dividends thereon, into 170,642 shares of common stock.

In November 2011, a holder of Series A Preferred Stock converted 100 shares of Series A Preferred Stock, and accrued dividends thereon, into 343,386 shares of common stock.

NOTE 10 — WARRANTS

The 2011 Warrants issued in connection with the Series A Preferred Stock have an exercise price of $0.38 per share and are exercisable for a period of five years.  The exercise price of the 2011 Warrants is equal to 125% of the conversion price of the Series A Preferred Stock.

The Company accounted for the 2011 Warrants issued in June 2011 in the condensed consolidated financial statements as a liability at their initial fair value of $347,059 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $447,398. Changes in the fair value of the 2011 Warrants will be recognized in earnings for each subsequent reporting period. At December 31, 2011, the fair value of the 2011 Warrants was included in the balance sheet under the caption Warrant liability of $700,844. For the three months ended December 31, 2011, the Company recorded a loss for the change in the value of the 2011 Warrants of ($91,412) and for the nine months ended December 31, 2011, the Company recoded a gain for the change in the value of the 2011 Warrants of $93,613.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	December 31, 2011	October 14, 2011 (issue date)	June 12, 2011 (issue date)
Risk-free interest rate	0.41%	0.42%	0.56%
Expected option life in years	1.88	2.09	2.50
Expected stock price volatility	65%	65%	65%
Expected dividend yield	0%	0%	0%

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At December 31, 2011 the Company held outstanding forward exchange positions for the purchase of Euros, expiring through February 2012, in the amount of $262,780 with a weighted average conversion rate of €1=$1.31390 as compared to the spot rate at December 31, 2011 of €1=$1.29485. The Company had no forward contracts outstanding at March 31, 2011. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 12 — STOCK-BASED COMPENSATION

In December 2011, the Company granted to certain employees options to purchase an aggregate of 84,199 shares of the Company’s common stock at an exercise price of $0.26 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in December 2021, vest 33.3% on each of the first three anniversaries of the grant date. The Company has valued the options at $12,927 using the Black-Scholes option pricing model.

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

Stock-based compensation expense for the three months ended December 31, 2011 and 2010 and for the nine months ended December 31, 2011 and 2010 amounted to $52,737 and $47,881, respectively and $137,250 and $132,574, respectively. At December 31, 2011, total unrecognized compensation cost amounted to $516,053, representing 3,541,499 unvested options. This cost is expected to be recognized over a weighted-average period of 7.79 years. There were no options exercised during the nine months ended December 31, 2011 and options for 10,600 shares were exercised during the nine months ended December 31, 2010. The Company did not recognize any related tax benefit for the nine months ended December 31, 2011 and 2010 from these option exercises.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2022, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2012, the Company has contracted to purchase approximately €545,262 or $706,033 (translated at the December 31, 2011 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2012 and provides for monthly payments of $16,779. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and provides for monthly payments of €1,250 or $1,619 (translated at the December 31, 2011 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2013 and provides for monthly payments of $1,693. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 14 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company did not exceed the limits in effect as of December 31, 2011 and exceeded insured limits in effect at December 31, 2010 by approximately $325,000.

B.	Customers — Sales to three customers accounted for approximately 46.7% and 37.9% of the Company’s revenues for the three months ended December 31, 2011 and 2010, respectively (of which one customer accounted for 34.5% and 27.6%, respectively, of total sales). Sales to three customers accounted for approximately 45.1% and 41.5% of the Company’s revenues for the nine months ended December 31, 2011 and 2010, respectively, (of which one customer accounted for 31.7% and 27.9%, respectively, of total sales). Sales to three customers accounted for approximately 46.7% of accounts receivable at December 31, 2011.

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

	Three Months ended December 31,
	2011		2010
Consolidated Revenue:
International	$1,248,847	14.3%	$1,432,696	16.4%
United States	7,460,357	85.7%	7,287,058	83.6%

Total Consolidated Revenue	$8,709,204	100.0%	$8,719,754	100.0%

Consolidated Results from Operations:
International	$(11,437)	1.4%	$(35,746)	2.9%
United States	(781,795)	98.6%	(1,181,263)	97.1%

Total Consolidated Results from Operations	$(793,232)	100.0%	$(1,217,009)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(330,356)	26.8%	$(210,172)	14.2%
United States	(903,906)	73.2%	(1,273,924)	85.8%

Total Consolidated Net Loss Attributable to Controlling Interests	$(1,234,262)	100.0%	$(1,484,096)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$2,581,096	29.6%	$2,248,611	25.8%
Liqueurs	2,679,497	30.8%	2,609,008	29.9%
Whiskey	1,716,979	19.7%	1,728,988	19.8%
Vodka	926,550	10.6%	1,103,244	12.7%
Tequila	35,861	0.4%	41,076	0.5%
Wine	152,888	1.8%	701,536	8.0%
Other*	616,333	7.1%	287,291	3.3%

Total Consolidated Revenue	$8,709,204	100.0%	$8,719,754	100.0%

	Nine Months ended December 31,
	2011		2010
Consolidated Revenue:
International	$3,230,356	12.7%	$2,953,867	12.8%
United States	22,271,186	87.3%	20,094,956	87.2%

Total Consolidated Revenue	$25,501,542	100.0%	$23,048,823	100.0%

Consolidated Results from Operations:
International	$(54,749)	1.9%	$(112,952)	2.6%
United States	(2,870,604)	98.1%	(4,201,323)	97.4%

Total Consolidated Results from Operations	$(2,925,353)	100.0%	$(4,314,275)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(581,325)	14.8%	$(419,243)	8.7%
United States	(3,340,619)	85.2%	(4,424,848)	91.3%

Total Consolidated Net Loss Attributable to Controlling Interests	$(3,921,944)	100.0%	$(4,844,091)	100.0%

Income tax benefit:
United States	111,114	100.0%	111,114	100.0%

Consolidated Revenue by category:
Rum	$8,997,450	35.3%	$7,942,544	34.5%
Liqueurs	6,531,969	25.6%	6,016,024	26.1%
Whiskey	4,392,630	17.2%	3,736,977	16.2%
Vodka	2,903,060	11.4%	2,914,777	12.6%
Tequila	204,883	0.8%	210,071	0.9%
Wine	567,273	2.2%	1,161,610	5.0%
Other*	1,904,277	7.5%	1,066,820	4.7%

Total Consolidated Revenue	$25,501,542	100.0%	$23,048,823	100.0%

	As of December 31, 2011		As of March 31, 2011
Consolidated Assets:
International	$2,820,786	8.8%	2,640,896	8.5%
United States	29,350,564	91.2%	28,464,750	91.5%

Total Consolidated Assets	$32,171,350	100.0%	31,105,646	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka, tequila and wine. We distribute our products in all 50 U.S. states and the District of Columbia, in twelve primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum® , Jefferson’s® , Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Clontarf® Irish whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey® , TierrasTM tequila, Travis Hasse’s Original® Pie Liqueurs, A. de Fussigny® Cognacs and Betts & SchollTM wines, including the CC:TM line of wines.

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits and wine brands as we move towards profitability. To achieve this, we continue to seek to:

▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;
▪	improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chains and cost structures both on a company-wide and brand-by-brand basis. This included personnel reductions throughout our company; restructuring our international distribution system; reducing certain inventory levels; changing distributor relationships in certain markets; moving production of certain products to a lower cost facility in the U.S.; and reducing general and administrative costs. We continue to review costs and seek ways to further reduce expense; and
▪	selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and wine portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Recent Events

Exchange of Debt for Series A Preferred Stock

As part of our June 2011 private placement, certain of our directors, officers and other affiliates agreed to purchase an aggregate of approximately $1.0 million of newly-designated 10% Series A Convertible Preferred Stock, which we refer to as Series A Preferred Stock, and warrants, which we refer to as the 2011 Warrants, to purchase 50% of the number of shares of our common stock issuable upon conversion of such Series A Preferred Stock, on substantially the same terms as other investors, subject to shareholder approval of such issuance.  Pending such shareholder approval, we issued an aggregate of approximately $1.0 million in promissory notes to these affiliate purchasers. These notes converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE Amex approval of such transaction, and accrued interest was thereon was converted into accrued dividends on the Series A Preferred Stock.  These notes bore interest at 10% per year and were to mature 18 months from the date of issuance, subject to prior conversion.  The affiliate purchasers include Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal shareholder of our company, Mr. Richard J. Lampen, our chief executive officer and a director of our company, Mr. Mark E. Andrews, III, our chairman of the board, and certain of his affiliates, Mr. John Glover, our chief operating officer, and Mr. Alfred Small, our senior vice president, chief financial officer, treasurer and secretary. Holders of Series A Preferred Stock, stated value of $1,000 per share, are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per year, whether or not declared by our board, which dividends are payable in shares of our common stock upon conversion of the Series A Preferred Stock or upon a liquidation. Subject to adjustment (including dilutive issuances), the Series A Preferred Stock is convertible into common stock at a conversion price of $0.304 per share and the 2011 Warrants have an exercise price of $0.38 per share.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2011, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2011, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.29485 (equivalent to U.S. $1.00 = €0.77229) and  £1.00 = U.S. $1.54531 (equivalent to U.S. $1.00 = £0.64712).

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

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
Cases
United States	64,248	65,644	191,618	177,311
International	16,640	19,856	45,537	45,452

Total	80,888	85,500	237,155	222,763

Rum	25,930	22,942	90,097	81,054
Vodka	17,364	19,743	53,726	52,684
Liqueurs	25,343	25,466	59,978	55,992
Whiskey	10,545	11,758	27,422	24,007
Tequila	190	303	1,036	937
Wine	978	5,129	3,710	7,644
Other	538	159	1,186	445

Total	80,888	85,500	237,155	222,763

Percentage of Cases
United States	79.4%	76.8%	80.8%	79.6%
International	20.6%	23.2%	19.2%	20.4%

Total	100.0%	100.0%	100.0%	100.0%

Rum	32.1%	26.7%	38.0%	36.4%
Vodka	21.5%	23.1%	22.7%	23.7%
Liqueurs	31.3%	29.8%	25.3%	25.1%
Whiskey	13.0%	13.8%	11.5%	10.8%
Tequila	0.2%	0.4%	0.4%	0.4%
Wine	1.2%	6.0%	1.6%	3.4%
Other	0.7%	0.2%	0.5%	0.2%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Sales, net*	100.0%	100.0%	$100.0%	100.0%
Cost of sales*	63.1%	68.7%	63.7%	65.4%
Reversal of provision for obsolete inventory	0.0%	0.0%	0.0%	(0.1)%

Gross profit	36.9%	31.3%	36.3%	34.7%

Selling expense	28.6%	30.3%	30.4%	34.5%
General and administrative expense	14.7%	12.2%	14.6%	15.9%
Depreciation and amortization	2.6%	2.6%	2.7%	3.0%

Loss from operations	(9.1)%	(14.0)%	(11.5)%	(18.7)%

Other income	0.0%	0.0%	0.0%	0.0%
Other expense	0.0%	0.0%	0.0%	0.0%
Gain (loss) from equity investment in non-consolidated affiliate	0.0%	0.2%	(0.1)%	0.1%
Foreign exchange loss	(3.2)%	(1.4)%	(2.0)%	(0.7)%
Interest expense, net	(1.5)%	(1.7)%	(1.9)%	(1.1)%
Net change in fair value of warrant liability	(1.0)%	0.0%	0.4%	0.0%
Income tax benefit	0.4%	0.4%	0.4%	0.5%

Net loss	(14.4)%	(16.4)%	(14.7)%	(20.0)%
Net income(loss) attributable to noncontrolling interests	0.2%	(0.6)%	(0.7)%	(1.0)%

Net loss attributable to controlling interests	(14.2)%	(17.0)%	(15.4)%	(21.0)%

Dividend to preferred shareholders	(1.7)%	0.0%	(2.1)%	0.0%

Net loss attributable to common shareholders	(15.9)%	(17.0)%	(17.5)%	(21.0)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net loss attributable to common shareholders	$(1,383,110)	$(1,484,096)	$(4,450,179)	$(4,844,091)
Adjustments:
Interest expense, net	131,708	147,606	485,980	244,846
Income tax benefit	(37,038)	(37,038)	(111,114)	(111,114)
Depreciation and amortization	228,764	229,569	682,720	695,045
EBITDA (loss)	(1,059,676)	(1,143,959)	(3,392,593)	(4,015,314)
Allowance for doubtful accounts	8,024	(52,829)	26,058	(23,165)
Allowance for obsolete inventory	—	—	—	(24,589)
Stock-based compensation expense	52,737	47,881	137,250	132,574
Other income	—	—	—	(957)
Other expense	—	—	—	300
Gain (loss) from equity investment in non-consolidated affiliate	(787)	(17,214)	16,562	(17,214)
Foreign exchange loss	275,029	118,578	513,491	172,824
Net change in fair value of warrant liability	91,412	—	(93,613)	—
Net income attributable to noncontrolling interests	(19,294)	55,155	185,285	241,131
Dividend to preferred shareholders	148,848	—	528,235	—
EBITDA, as adjusted	(503,707)	(992,388)	(2,079,325)	(3,534,410)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, non-cash compensation expense, net change in fair value of warrants payable and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core performance or are based on management’s estimates, such as allowances for doubtful accounts and obsolete inventory, are due to changes in valuation, such as the effects of changes in foreign exchange or fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved 49.2% to a loss of ($0.5) million for the three months ended December 31, 2011, as compared to a loss of ($1.0) million for the comparable prior-year period, primarily as a result of our increased gross margin and lower selling expense. Our EBITDA, as adjusted, improved 41.2% to a loss of ($2.1) million for the nine months ended December 31, 2011, as compared to a loss of ($3.5) million for the comparable prior-year period, primarily as a result of our increased sales and gross margin and lower selling expense.

Three months ended December 31, 2011 compared with three months ended December 31, 2010

Net sales. Net sales remained constant at $8.7 million for the three months ended December 31, 2011 and 2010. Our U.S. case sales as a percentage of total case sales increased to 79.4% for the three months ended December 31, 2011, as compared to 76.8% for the comparable prior-year period due to the organic growth of certain brands against a decline in certain international markets. Our wine sales decreased due to the unavailability of certain vintages and production timing. We expect wine sales to increase in the near term as production is completed. We continue to focus on our faster growing and more profitable brands and markets, both in the U.S. and internationally. U.S. net sales increased to $7.5 million for the three months ended December 31, 2011 from $7.3 million for the comparable prior-year period, although U.S. case sales decreased. 2011 U.S. net sales include $0.075 million in sales from our Jefferson’s Rye, which we launched in June 2011. The growth in U.S. sales also reflects the momentum for our Gosling’s rums, Pallini Limoncello, Jefferson’s Bourbons and Clontarf Irish whiskey. Our international sales decreased due to changes in our international operations, including changes in certain of routes to market and our focus on our more profitable brands and markets.

The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	2,988	2,458	13.0%	16.1%
Vodka	(2,379)	(431)	(12.0)%	(2.8)%
Liqueurs	(123)	(76)	(0.5)%	(0.3)%
Whiskey	(1,213)	538	(10.3)%	11.6%
Tequila	(113)	(113)	(37.3)%	(37.3)%
Wine	(4,151)	(4,151)	(80.9)%	(80.9)%
Other	379	379	238.4%	238.4%
Total	(4,612)	(1,396)	(5.4)%	(2.1)%

Gross profit. Gross profit increased 17.8% to $3.2 million for the three months ended December 31, 2011 from $2.7 million for the comparable prior-year period, while our gross margin increased to 36.9% for the three months ended December 31, 2011 compared to 31.3% for the comparable prior-year period, primarily due to fluctuations in products sold and markets where sales occurred, and to the percentage of lower margin products included as a percentage of overall sales in the prior-year period, including certain wines and liqueurs.

Selling expense. Selling expense decreased 5.7% to $2.5 million for the three months ended December 31, 2011 from $2.6 million for the comparable prior-year period. This decrease in selling expense was due to a $0.4 million reduction in employee-related charges, including salaries and entertainment expense, offset by an increase in advertising, marketing and promotional expense of $0.2 million. Selling expense for the three months ended December 31, 2010 also included $0.2 million in severance charges. The decrease in selling expense in the current period resulted in a net decrease of selling expense as a percentage of net sales to 28.6% for the three months ended December 31, 2011 as compared to 30.3% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 19.8% to $1.3 million for the three months ended December 31, 2011 from $1.1 million for the comparable prior-year period, primarily due to a $0.1 million increase in professional fees. The increase in general and administrative expense in the current period resulted in general and administrative expense as a percentage of net sales increasing to 14.7% for the three months ended December 31, 2011 as compared to 12.2% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended December 31, 2011 and 2010.

Loss from operations. As a result of the foregoing, our loss from operations improved 34.8% to ($0.8) million for the three months ended December 31, 2011 from ($1.2) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the 2011Warrants are recognized in earnings for each reporting period. For the three months ended December 31, 2011, we recorded a loss for the change in the value of the 2011 Warrants of ($0.1) million.

Gain from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Gain from this investment was de minimis for the three months ended December 31, 2011and 2010.

Foreign exchange loss. Foreign exchange loss increased 131.9% to ($0.3) million for the three months ended December 31, 2011 from ($0.1) million for the comparable prior-year period. Foreign exchange loss is due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.1) million for each of the three-month periods ended December 31, 2011 and 2010. We expect interest expense to decrease in future periods due to the conversion of debt to Series A Preferred Stock and 2011 Warrants in connection with our June 2011 private placement, which was completed during the three months ended December 31, 2011.

Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased 135.0% to ($0.019) million for the three months ended December 31, 2011 from income of $0.55 million for the comparable prior-year period, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the three months ended December 31, 2011, we accrued a dividend on our Series A Preferred Stock of $0.1 million, as required by the terms of the preferred stock.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($1.4) million for the three months ended December 31, 2011 as compared to ($1.5) million for the prior year period. Net loss per common share, basic and diluted, was ($0.01) per share for each of the three-month periods ended December 31, 2011 and 2010.

Nine months ended December 31, 2011 compared with nine months ended December 31, 2010

Net sales. Net sales increased 10.6% to $25.5 million for the nine months ended December 31, 2011, as compared to $23.0 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 80.8% for the nine months ended December 31, 2011, as compared to 79.6% for the comparable prior-year period due to the organic growth of certain brands. Our wine sales decreased due to the unavailability of certain vintages and production timing. We expect wine sales to increase in the near term as production is completed. We continue to focus on our faster growing and more profitable brands and markets, both in the U.S. and internationally. U.S. net sales increased to $22.3 million for the nine months ended December 31, 2011 from $20.1 million for the comparable prior-year period. Included in 2011 U.S. net sales are full period revenues from three of our recently launched brands: $0.3 million in revenue from April through August 2011sales of the Travis Hasse's Pie liqueurs, which we launched in September 2010, $0.2 million in revenue from April through July 2011 sales of the A. de Fussigny cognacs, which we launched in August 2010, and $0.3 million in June through December 2011sales from our Jefferson’s Rye, which we launched in June 2011. The growth in U.S. sales also reflects the momentum for our Gosling’s rums, Pallini Limoncello, Boru vodka and our Clontarf Irish whiskies. Our international sales decreased due to changes in our international operations, including changes in certain of routes to market and our focus on our more profitable brands and markets.

The table below presents the increase in case sales by product category for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Rum	9,043	5,057	11.2%	8.1%
Vodka	1,042	4,041	2.0%	10.1%
Liqueurs	3,986	4,373	7.1%	8.0%
Whiskey	3,415	3,930	14.2%	35.0%
Tequila	99	99	10.6%	10.6%
Wine	(3,934)	(3,934)	(51.5)%	(51.5)%
Other	741	741	166.5%	166.5%
Total	14,392	14,307	6.5%	8.1%

Gross profit. Gross profit increased 15.6% to $9.2 million for the nine months ended December 31, 2011 from $8.0 million for the comparable prior-year period, while our gross margin increased to 36.3% for the nine months ended December 31, 2011 compared to 34.7% for the comparable prior-year period, primarily due to fluctuations in products sold and markets where sales occur, and to the percentage of lower margin products included as a percentage of overall sales in the prior-year period, including certain wines and liqueurs. During the nine months ended December 31, 2010, we recorded a reversal of our allowance for obsolete and slow moving inventory of $0.02 million. We recorded this reversal because we were able to sell certain goods included in the allowance recorded during previous fiscal years. We did not record any reversal in the nine months ended December 31, 2011.

Selling expense. Selling expense decreased 2.6% to $7.8 million for the nine months ended December 31, 2011 from $8.0 million for the comparable prior-year period. This decrease in selling expense was due to a $0.6 million reduction in employee related charges, including salaries and entertainment expense, offset by $0.3 million increase in selling expense in support of our revenue growth. Selling expense for the nine months ended December 31, 2010 also included $0.2 million in severance charges. The decrease in selling expense and an increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 30.4% for the nine months ended December 31, 2011 as compared to 34.5% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 2.1% to $3.73 million for the nine months ended December 31, 2011 from $3.66 million for the comparable prior-year period, primarily due to a $0.1 million increase in employee related expenses, including salaries and entertainment expense, and a $0.1 million increase in other general and administrative expenses, including capital based taxes and corporate filing fees, offset by a $0.1 million decrease in insurance costs. The increase in general and administrative expense, offset by an increase in sales in the current period, resulted in general and administrative expense as a percentage of net sales decreasing to 14.6% for the nine months ended December 31, 2011 as compared to 15.9% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.7 million for each of the nine-month periods ended December 31, 2011 and 2010.

Loss from operations. As a result of the foregoing, our loss from operations improved 32.2% to ($2.9) million for the nine months ended December 31, 2011 from ($4.3) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the 2011Warrants are recognized in earnings for each reporting period. For the nine months ended December 31, 2011, we recorded a gain for the change in the value of the 2011 Warrants of $0.1 million.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Loss from this investment was ($0.02) million for the nine months ended December 31, 2011 as compared to a gain of $0.02 million for the nine months ended December 31, 2010.

Foreign exchange loss. Foreign exchange loss for the nine months ended December 31, 2011 was ($0.5) million as compared to a loss of ($0.2) million for the nine months ended December 31, 2010 due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.5) million for the nine months ended December 31, 2011 as compared to interest expense, net of ($0.2) million for the nine months ended December 31, 2010. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources.” We expect interest expense to decrease in future periods due to the conversion of debt to Series A Preferred Stock and 2011 Warrants in connection with our June 2011 private placement transaction, which was completed during the three months ended December 31, 2011.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was  $0.2 million during each of the nine-month periods ended December 31, 2011 and 2010, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the nine months ended December 31, 2011, we recognized a deemed dividend on our Series A Preferred Stock of $0.5 million, the result of the calculated beneficial conversion feature and accrued dividends, as required by the terms of the preferred stock.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($4.5) million for the nine months ended December 31, 2011 as compared to ($4.8) million for the prior year period. Net loss per common share, basic and diluted, was ($0.04) per share for nine months ended December 31, 2011 as compared to ($0.6) per share for the comparable prior-year period.

Liquidity and capital resources

Financing Transactions

In August 2011, we entered into the Keltic Facility, which provides for availability of up to $5.0 million for the purpose of providing working capital. The Keltic Facility expires on August 19, 2014. We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. We paid Keltic a $100,000 commitment fee and are also required to pay an annual facility fee and a collateral management fee. The loan agreement contains standard borrower representations and warranties for asset based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. We are in compliance with the covenants. As of December 31, 2011, we had borrowed $3.5 million of the $5.0 million available under this facility.

In the June 2011 private placement, we entered into definitive agreements to issue an aggregate of approximately $7.1 million of our Series A Convertible Preferred Stock in a series of private placement transactions.  Under the terms of the transactions, we issued $2.2 million of Series A Preferred Stock for its stated value of $1,000 per share and 2011 Warrants to purchase an aggregate of approximately 3.5 million shares of our common stock, to third-party purchasers.  Also as part of the June 2011 private placement, certain of our directors, officers and other affiliates agreed to purchase an aggregate of approximately $1.0 million of Series A Preferred Stock and 2011 Warrants on substantially the same terms as the third-party purchasers, subject to shareholder approval of such issuance in accordance with NYSE Amex rules.  Pending such shareholder approval, we issued an aggregate of approximately $1.0 million in promissory notes to these affiliate purchasers. These notes converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 upon shareholder and NYSE Amex approval of such transaction and accrued interest was thereon was converted into accrued dividends on the Series A Preferred Stock. The affiliate purchasers include Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal shareholder of our company, Mr. Richard J. Lampen, our chief executive officer and a director of our company, Mr. Mark E. Andrews, III, our chairman of the board, and certain of his affiliates, Mr. John Glover, our chief operating officer, and Mr. Alfred Small, our senior vice president, chief financial officer, treasurer and secretary.

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

Liquidity Discussion

As of December 31, 2011, we had shareholders’ equity of $19.1 million as compared to $16.9 million at March 31, 2011. This increase is primarily due to our total comprehensive loss for the nine months ended December 31, 2011, offset by the $2.8 million of capital raised and the approximately $4.0 million of debt converted in the June 2011 private placement transaction.

We had working capital of $12.2 million at December 31, 2011 as compared to $11.4 million as of March 31, 2011. This increase is primarily due to a $1.9 million increase in inventory resulting from bulk purchases of wine and bourbon, and the production timing of certain finished goods, offset by the $0.6 million increase in accounts payable and accrued expenses.

As of December 31, 2011, we had cash and cash equivalents of approximately $0.4 million, as compared to $1.0 million as of March 31, 2011. The decrease is primarily attributable to the funding of our operations and working capital needs for the nine months ended December 31, 2011 and by $2.3 million in note and credit facility payments, offset by the $2.8 million of capital raised in the June 2011 private placement transaction and the $3.5 million drawn on the Keltic Facility. At December 31, 2011, we also had $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

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

We continue to implement a plan to support the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. Further, we are actively seeking to reduce certain inventory levels in an effort to reduce our working capital requirements and provide improved cash flow from operations. We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We continue to look to reduce expenses, seek improvements in routes to market and contain production costs to improve cash flows.

As of December 31, 2011, we had borrowed $3.5 million of the $5.0 million available under the Keltic Facility, leaving $1.5 million in potential availability for our working capital needs. We believe our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until profitability, ensure continuity of supply of certain of our brands, fund future acquisitions and agency relationships, and support new brand initiatives and marketing programs. The additional capital enhances our ability to attract new brands and further strengthens our relationships with our distributors.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine Months ended December 31,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,190)	$(4,846)
Investing activities	(411)	(121)
Financing activities	3,984	4,272

Effect of foreign currency translation	(16)	(4)

Net decrease in cash and cash equivalents	$(633)	$(699)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits, bulk wine and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila, or A. de Fussigny cognacs. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at December 31, 2011 included additional stores of bulk wine and bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce these amounts in the normal course of future sales.

During the nine months ended December 31, 2011, net cash used in operating activities was $4.2 million, consisting primarily of a net loss of $3.7 million, a $2.0 million increase in inventory, a $0.6 million increase in accounts receivable, a $0.2 million increase in other assets, and a $0.1 million credit for the net change in fair value of warrant liability. These uses of cash were partially offset by a net $0.8 million increase in accounts payable and accrued expenses, a $0.2 million increase in due to related parties, a $0.3 million decrease in prepaid expenses, $0.2 million in non-cash interest, and depreciation and amortization expense of $0.7 million.

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

Investing Activities. Net cash used in investing activities was $0.4 million for the nine months ended December 31, 2011, representing $0.3 million used in the acquisition of fixed and intangible assets and $0.08 million in payments under contingent consideration agreements.

Net cash used in investing activities was $0.1 million for the nine months ended December 31, 2010, representing a $0.2 million equity investment in a non-consolidated affiliate, $0.1 million used in the acquisition of fixed and intangible assets and $0.01 million in payments under contingent consideration agreements, offset by a $0.2 million decrease in restricted cash.

Financing activities. Net cash provided by financing activities for the nine months ended December 31, 2011 was $4.0 million, consisting of $3.5 million drawn on the Keltic Facility, $1.8 million from the issuance of our Series A Preferred Stock and 2011 Warrants and $1.0 million from the issuance of interim notes to affiliated parties. These proceeds were offset by payments of $2.0 million on our credit facilities and the repayment of $0.3 million on the Betts & Scholl note.

Net cash provided by financing activities for the nine months ended December 31, 2010 was $4.3 million, consisting of the $2.0 million borrowed under the Frost Note, $2.5 million borrowed under our $2.5 million revolving credit agreement, $1.0 million borrowed under the December 2010 Promissory Notes and a $0.2 million reduction in restricted cash. These proceeds were offset by the repayment of $0.2 million on the Betts & Scholl note and $1.0 million for the repurchase of our common stock.

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

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

February 14, 2012	By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

