Form 10-K
period 2012-03-31
Castle Brands Inc
filed 2012-06-29
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32849

Castle Brands Inc.

(Exact name of registrant as specified in its charter)

Florida	41-2103550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 4700
New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 356-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NYSE MKT

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

☐ Large accelerated filer	☐Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2011 closing price was approximately $8,400,000 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 108,485,066 shares of common stock outstanding at June 25, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.

FORM 10-K

PART I

Item 1. Business

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka, tequila and wine. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Gosling’s Dark ‘n Stormy® ready-to-drink cocktail, Jefferson’s®, Jefferson’s Reserve® and Jefferson's Presidential Select TM bourbons, Jefferson’s Rye whiskey, Clontarf® Irish whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey®, Tierras TM tequila, Celtic Honey® liqueur, Brady's® Irish Cream, Travis Hasse’s Original® Pie liqueurs, Gozio® amaretto, A. de Fussigny® cognacs and the CC: TM line of wines.

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

Gosling’s rum. We are the exclusive U.S. distributor for Gosling’s rums, including Gosling’s Black Seal Dark Rum, Gosling’s Gold Bermuda Rum and Gosling’s Old Rum. The Gosling family produces these rums in Bermuda, where Gosling’s rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold a 60% controlling interest in Gosling-Castle Partners, Inc., a global export venture between us and the Gosling family. Gosling-Castle Partners has the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda. The Gosling’s rum brands accounted for approximately 36% and 34% of our revenues for our 2012 and 2011 fiscal years, respectively. We have also introduced Gosling’s Stormy Ginger Beer, an essential non-alcoholic ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail, Gosling's Dark ‘n Stormy® cocktail in a ready-to-drink can, and Gosling’s Rum Swizzle, the famous Bermuda classic made with Gosling’s Black Seal Rum, Gosling’s Gold Bermuda Rum and a blend of island flavors that include pineapple and orange.

Jefferson’s bourbons and rye whisky. We develop and market three premium, very small batch bourbons: Jefferson’s, Jefferson’s Reserve and Jefferson’s Presidential Select. Each of these three distinct premium Kentucky bourbons, is blended in batches of eight to twelve barrels to produce specific flavor profiles. We also produce Jefferson's Straight Rye Whiskey, a ten-year old whiskey distilled from 100% North American rye.

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

Clontarf Irish whiskeys. Our family of Clontarf Irish whiskeys currently represents a majority of our case sales of Irish whiskey. Clontarf is an accessible and smooth premium Irish whiskey, is distilled using quality grains and pure Irish spring water. Clontarf is then aged in bourbon barrels and mellowed through Irish oak charcoal. Clontarf is available in single malt and classic versions.

Knappogue Castle Whiskey. We developed our Knappogue Castle Whiskey, a single malt Irish whiskey, to build on both the popularity of single malt Scotch whisky and the growth in the Irish whiskey category. Knappogue Castle Whiskey is distilled in pot stills using malted barley and is aged twelve years.

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

Boru vodka. Boru vodka, a premium vodka produced in Ireland, was developed in 1998 and is named after the legendary High King of Ireland, Brian Boru, who united the Irish clans and drove foreign invaders out of Ireland. It is five-times distilled using pure spring water for smoothness and filtered through ten feet of charcoal made from Irish oak for increased purity. We offer three flavor extensions of Boru vodka: Boru Citrus, Boru Orange, and Boru Crazzberry (a cranberry/raspberry flavor fusion).

Tierras tequila. In 2009, we launched an organic, super-premium tequila, “Tequila Tierras Autenticas de Jalisco” TM or “Tierras”. Tierras is a USDA certified organic tequila and is available as blanco, reposado and añejo. We are the exclusive U.S. importer and marketer of Tierras.

Celtic Honey liqueur. Celtic Honey is a premium brand of Irish liqueur that is a unique combination of Irish spirits, cognac and a taste of honey. Gaelic Heritage Corporation Limited, an affiliate of one of our bottlers, has the exclusive rights to produce and supply us with Celtic Honey.

Travis Hasse’s Original Pie liqueurs. We are the exclusive global distributor for Travis Hasse’s Original Pie Liqueurs, including Travis Hasse’s Original Apple Pie Liqueur, a blend of various types of apples, spices and cinnamon, and Travis Hasse's Original Cherry Pie Liqueur, a cherry-pie-filling flavor from the marriage of maraschino cherries and a hint of vanilla. We have a 20% interest in DP Castle Partners, LLC, a joint venture formed with Travis Hasse and his wholly owned Drink Pie, LLC, which we refer to as DPCP, to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. Under the terms of the agreement, we will acquire an increasing stake in DPCP based on achieving certain case sale targets.

A. de Fussigny cognacs. We are the exclusive U.S. importer for A. de Fussigny cognacs, a range of premium cognacs. A. de Fussigny cognacs include XO, Superieur and Selection. A. de Fussigny cognacs are the only cognacs still distilled, aged and bottled entirely in Cognac.

CC: and Betts & Scholl wines. In 2010, we introduced the CC: line of wines, including California Cabernet and Chardonnay. Betts & Scholl is a family of fine wines that includes Grenache, Shiraz and Riesling from Australia, Syrah from California, and Hermitage Blanc and Rouge from France. Each bottle of Betts & Scholl features the artwork of internationally renowned contemporary artists.

Gozio Amaretto. In 2011, we became the exclusive U.S. distributor for Gozio Amaretto, which is made from a secret recipe that combines selected fruits from four continents.

Our strategy

Our objective is to continue building a distinctive portfolio of global premium spirits and fine wine brands as we move towards profitability. To achieve this, we continue to seek to:

▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;
▪	improve value chain and manage cost structure. We continue to review and analyze our supply chains and cost structures both on a company-wide and brand-by-brand basis, as well as control general and administrative costs in an effort to further reduce expense; and
▪	selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and wine portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

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

Knappogue Castle and Clontarf Irish whiskeys

In 2005, we entered into a long-term supply agreement with Irish Distillers Limited, a subsidiary of Pernod Ricard, under which it has agreed to supply us with the aged single malt and grain whiskeys used in our Knappogue Castle Whiskey, a Knappogue Castle Whiskey blend we may produce in the future and all of our Clontarf Irish whiskey products. The supply agreement provides for Irish Distillers to meet our running ten-year estimate of supply needs for these products, each of which is produced to a flavor profile prescribed by us. At the beginning of each year of the agreement, we must specify our supply needs for each product for that year, which amounts we are then obligated to purchase over the course of that year. These amounts may not exceed the annual amounts set forth in the running ten-year estimate unless approved by Irish Distillers. The agreement provides for fixed prices for the whiskeys used in each product, with escalations based on certain cost increases. The whiskeys are then sent to Terra Limited (“Terra”) in Baileyboro, Ireland, where they are bottled in bottles we designed and packaged for shipment. We believe that both Terra, which also acts as bottler for certain of our Boru vodka and as producer and bottler of our Brady’s Irish cream (and as bottler for Celtic Honey, which is supplied to us by one of Terra’s affiliates), has sufficient bottling capacity to meet our current needs, and both Terra and Irish Distillers have the capacity to meet our future supply needs.

Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Boru vodkas and our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2012. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Jefferson’s whiskeys

Jefferson’s, Jefferson’s Reserve bourbons, Jefferson’s Presidential Select and Jefferson’s rye are bottled for us by Proximo Distillers, Inc. (formerly Lawrenceburg Distillers, Inc.), which we refer to as PDI, in Lawrenceburg, IN, from our stocks of aged bourbon and rye. We blend no more than eight to twelve barrels to produce specific flavor profiles of each of our bourbon products. Bourbon has been in short supply in the U.S. in recent years, and we have been actively seeking alternate sourcing for future supply. We have recently acquired a stock of aged bourbon and identified a future source, which we anticipate will supply our currently forecasted needs for Jefferson’s, Jefferson’s Reserve and Jefferson’s Presidential Select, and have identified a rare stock of aged rye, which we anticipate will supply our currently forecasted supply needs for Jefferson’s rye, although there is no assurance we can source adequate amounts of bourbon or rye at satisfactory prices.

Pallini liqueurs

I.L.A.R. S.p.A./Pallini Internazionale, which we refer to as I.L.A.R., an Italian company based in Rome and owned since 1875 by the Pallini family, produces Pallini Limoncello, Raspicello and Peachcello. I.L.A.R. bottles the liqueurs at its plant in Rome and ships them to us under our long-term exclusive U.S. marketing and distribution agreement. We believe that I.L.A.R. has adequate facilities to produce and bottle sufficient Limoncello, Peachcello and Raspicello to meet our foreseeable needs. See “Strategic brand-partner relationships.”

Boru vodka

We have a supply agreement with Royal Nedalco B.V., a leading European producer of grain neutral spirits, to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for Royal Nedalco to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2012, in quantities designated by us. We believe that Royal Nedalco has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the Royal Nedalco agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

The five-times distilled alcohol is delivered from Royal Nedalco to the bottling premises at Terra, where it is filtered in several proprietary ways, pure water is added to achieve the desired proof, and, in the case of the citrus, orange and Crazzberry versions of Boru vodka, flavorings are added. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the U.S. and bottled at PDI, where we bottle certain sizes for the U.S. market. We believe that both Terra and PDI have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our future supply needs.

Brady’s Irish cream

Brady’s Irish cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand.

Celtic Honey liqueur

Gaelic Heritage Corporation Limited, an affiliate of Terra, has a contractual right to act as the sole supplier to us of Celtic Honey. Gaelic Heritage mixes the ingredients comprising Celtic Honey using a proprietary formula and then Terra bottles it for them in bottles designed for us. We believe that the necessary ingredients are available to Gaelic Heritage in sufficient supply and that Terra’s bottling capacity is currently adequate to meet our projected supply needs. See “Strategic brand-partner relationships.”

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

A. de Fussigny Cognacs

We are the exclusive U.S. distributor for A. de Fussigny cognacs. The A. de Fussigny cognacs are produced for us by A. de Fussigny cognacs, the only cognac producer located entirely in Cognac. We believe that A. de Fussigny cognacs has sufficient capacity to meet our foreseeable supply needs for this brand.

CC: and Betts & Scholl wines

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

Gozio amaretto

We are the exclusive U.S. distributor for Gozio amaretto. Gozio amaretto is produced by Distillerie Franciacorta, a spirits company founded in 1901 and owned by the Gozio family. The company is located in Franciacorta, in the Italian Region of Lombardy. We believe that Distillerie Franciacorta has sufficient capacity to meet our foreseeable supply needs for this brand.

Distribution network

We believe that the distribution network that we have developed with our sales team and our independent distributors and brokers is one of our strengths. We currently have distribution and brokerage relationships with third-party distributors in all 50 U.S. states, as well as distribution arrangements in approximately 20 other countries.

U.S. distribution

Background. Importers of beverage alcohol in the U.S. must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the U.S., in either “open” states or “control” states. In the 31 open states, the distributors are generally large, privately-held companies. In the 19 control states, the states themselves function as the distributor, and regulate suppliers such as us. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

The U.S. wine and spirits industry has consolidated dramatically over the last ten years due to merger and acquisition activity. There are currently seven major spirits companies, each of which own and operate their own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the U.S.. The major companies are exerting increasing influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors. We believe our established distribution network in all 50 states allows us to overcome a significant barrier to entry in the U.S. beverage alcohol market and enhances our attractiveness as a strategic partner for smaller companies lacking comparable distribution.

For fiscal 2012, our U.S. sales represented approximately 88.0% of our revenues, and we expect them to remain relatively consistent as a percentage of our total sales in the future. See note 17 to our accompanying consolidated financial statements.

Importation. We currently hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department, and the requisite state license in all 50 states and the District of Columbia.

Our inventory is strategically maintained in large bonded warehouses and shipped nationally by an extensive network of licensed and bonded carriers.

Wholesalers and distributors. In the U.S., we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, for product placement and for retail store penetration. We currently have no distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors, and they are under no obligation to place our products or market our brands. All of the distributors also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in each state, and our products are currently sold in the U.S. by approximately 80 wholesale distributors, as well as by various state beverage alcohol control agencies.

International distribution

In our foreign markets, most countries permit sales directly from the brand owner to retail establishments, including liquor stores, chain stores, restaurants and pubs, without requiring that sales go through a wholesaler tier. In our international markets, we rely primarily on established spirits distributors in much the same way as we do in the U.S. We have contracted with an international beverage alcohol broker to represent our brands in approximately twenty international markets. We use Terra to handle the billing, inventory and shipping for us for some products in certain of our non-U.S. markets.

As in the U.S., the beverage alcohol industry has undergone consolidation internationally, with considerable realignment of brands and brand ownership. The number of major spirits companies internationally has been reduced significantly due to mergers and brand ownership consolidation. While there are still a substantial number of companies owning one or more brands, most business is now done by the seven major companies, each of which owns and operates its own distribution company that distributes in the major international markets. These captive distribution companies focus primarily on the brands of the companies that own them.

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

Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2012, non-U.S. sales represented approximately 12.0% of our revenues. See note 17 to our accompanying consolidated financial statements.

Significant customers

Sales to one distributor, Southern Wine and Spirits and related entities, accounted for approximately 30.2% of our consolidated revenues for fiscal 2012.

Our sales team

While we currently expect more rapid growth in the U.S., our primary market, international markets hold potential for future growth and are part of our global strategy. We have realigned our international strategy on a market-by-market basis to strengthen our distributor relationships, optimize our sales team and effectively focus our financial resources.

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

We employ full-time, in-house marketing, sales and customer service personnel who work together with third party design and advertising firms to maintain a high degree of focus on each of our product categories and build brand awareness through innovative marketing activities. We use a range of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques, including social media marketing, to support our brands.

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

Strategic brand-partner relationships

We forge strategic relationships with emerging and established spirits brand owners seeking opportunities to increase their sales beyond their home markets and achieve global growth. This ability is a key component of our growth strategy and one of our competitive strengths. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships for Gosling’s rum, Pallini liqueurs, Celtic Honey, Travis Hasse’s Original Pie liqueurs, A. de Fussigny cognacs, Tierras tequila and Gozio amaretto, as described below, and we intend to seek to expand our brand portfolio through similar future arrangements.

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

I.L.A.R. S.p.A./Pallini Internazionale

We have a long-term, exclusive marketing and distribution agreement with I.L.A.R., a family-owned Italian spirits company founded in 1875, under which we distribute Pallini Limoncello, Peachcello and Raspicello liqueurs in the U.S. We began shipping these products in September 2005.

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

The New Agreement expires on March 31, 2016, subject to successive five-year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. Under the New Agreement, if minimum volume targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to us. However, if such targets are met, we have the right under the New Agreement to receive certain termination payments and other payments upon the non-renewal of the agreement, certain terminations of the agreement or the sale of the brand. We have modified reporting requirements under the New Agreement as compared to the Original Agreement. The exclusive territory under the New Agreement is the fifty states of the U.S. of America and the District of Columbia, but does not include Puerto Rico, overseas territories or military bases of the U.S. that were included in the Original Agreement.

Travis Hasse’s Original Pie liqueurs

In August 2010, we formed DPCP with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original® Apple Pie liqueur, Cherry Pie liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original® Pie liqueurs and we have the global distribution rights for this brand. We purchase the finished product from DPCP at a pre-determined margin and then use our existing infrastructure, sales force and distributor network to sell the product and promote the brands. Under the terms of the agreement, we own 20% of DPCP and will acquire an increasing stake in DPCP based on achieving case sale targets.

A. de Fussigny cognacs

In May 2010, we entered into an importation and marketing agreement with A. de Fussigny cognac, under which we became the exclusive U.S. importer of A. de Fussigny cognacs. The agreement has a five-year term, with automatic five-year renewals based upon sales targets. During the term, we have the right to purchase cognac at stipulated prices and A. de Fussigny must maintain certain standards for its products. We are required to prepare periodic reports detailing the development of the brand’s sales and prepare annual strategic marketing and growth plans.

Autentica Tequilera S.A. de C.V./Tierras tequila

In February 2008, we entered into an importation and marketing agreement with Autentica Tequilera S.A. de C.V., under which we became the exclusive U.S. importer of Tierras. The agreement has a five-year term, with automatic five-year renewals based upon sales targets. During the term, we have the right to purchase tequila at stipulated prices. Autentica Tequilera must maintain certain standards for its products, and we have input into the product and packaging. We are required to prepare periodic reports detailing the development of the brand’s sales. Under this agreement, we have rights of first refusal for any new market for Tierras (except Mexico), and any new Autentica Tequilera products in any market (except Mexico). We also have a right of first refusal on any sale of the Tierras brand, and a right to acquire up to 35% of the economic benefit of any such sale with a third-party based upon the achievement of certain cumulative sales targets.

Gozio amaretto

In November 2011, we entered into an exclusive distribution agreement with Distillerie Franciacorta Spa under which we are the exclusive distributor of Gozio Amaretto in the U.S. The agreement has a five-year term, with automatic five-year renewals based upon sales targets. During the term, we have the right to purchase Gozio Amaretto at stipulated prices and Distillerie Franciacorta Spa must maintain certain standards for its products. We are required to prepare periodic reports detailing the development of the brand’s sales and prepare annual strategic marketing and growth plans.

Intellectual property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S., the European Community and most other countries where we distribute, or plan to distribute, our brands. The trademarks may be registered in the names of our subsidiaries and related companies. Generally, the term of a trademark registration varies from country to country, and, in the U.S., trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

We have entered into distribution agreements for brands owned by third parties, such as the Gosling’s rums, the Pallini liqueurs, Travis Hasse’s Original Pie liqueurs, A. de Fussigny cognacs, Tierras tequila and Gozio amaretto. The Gosling’s rum brands, Pallini liqueurs, Travis Hasse’s Original Pie liqueurs, A. de Fussigny cognacs and Gozio amaretto are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda), Travis Hasse’s Original Pie liqueurs globally and the Pallini liqueur brands, A. de Fussigny cognacs and Gozio amaretto in the U.S. Gosling’s also has a trademark for their signature rum cocktail, Dark ‘n Stormy. Autentica Tequiliera holds the registered U.S. trademark for Tequila Tierras Autenticas de Jalisco and its distinctive label. See “Strategic brand-partner relationships.”

Seasonality

Our industry is subject to seasonality with peak retail sales generally occurring in the fourth calendar quarter (our third fiscal quarter) primarily due to seasonal holiday buying. This holiday demand typically results in slightly higher sales for us in our second and/or third fiscal quarters. However, the growth of Gosling’s rums in recent years has led to improved fourth fiscal quarter revenues.

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

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today there are seven major companies: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Inc., Davide Campari Milano-S.p.A., Remy Cointreau S.A. and Constellation Brands, Inc.

We believe that we are sometimes in a better position to partner with small to mid-size brands than the major importers. Despite our relative capital position and resources, we have been able to compete with these larger companies in pursuing agency distribution agreements and acquiring brands by being more responsive to private and family-owned brands, offering flexible transaction structures and providing brand owners the option to retain local production and “home” market sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we believe that we can provide greater focus on smaller brands and tailor transaction structures based on individual brand owner preferences. However, our relative capital position and resources may limit our marketing capabilities, limit our ability to expand into new markets and limit our negotiating ability with our distributors.

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

The U.S. Treasury Department’s Alcohol and Tobacco Tax and Trade Bureau regulates the production, blending, bottling, sales and advertising and transportation of alcohol products. Also, each state regulates the advertising, promotion, transportation, sale and distribution of alcohol products within its jurisdiction. We are also required to conduct business in the U.S. only with holders of licenses to import, warehouse, transport, distribute and sell spirits.

In Europe, we are subject to similar regulations related to the production of spirits.

We are subject to U.S. and European regulations on the advertising, marketing and sale of beverage alcohol. These regulations range from a complete prohibition of the marketing of alcohol in some countries to restrictions on the advertising style, media and messages used.

Labeling of wines and spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. All beverage alcohol products sold in the U.S. must include warning statements related to risks of drinking beverage alcohol products.

In the U.S. control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Consumers may purchase products not selected for listings only through special orders, if at all.

The distribution of alcohol-based beverages is also subject to extensive federal and state taxation in the U.S. and internationally. Most foreign countries in which we do business impose excise duties on wines and distilled spirits, although the form of such taxation varies from a simple application on units of alcohol by volume to intricate systems based on the imported or wholesale value of the product. Several countries impose additional import duty on distilled spirits, often discriminating between categories in the rate of such tariffs. Import and excise duties may have a significant effect on our sales, both through reducing the consumption of alcohol and through encouraging consumer switching into lower-taxed categories of alcohol.

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

Employees

As of March 31, 2012, we had 39 full-time employees, 22 of which were in sales and marketing and 17 of which were in management, finance and administration. We had 40 full-time employees as of March 31, 2011. As of March 31, 2012, 37 of our employees were located in the U.S. and two were located in Ireland.

Geographic Information

We operate in one business — premium beverage alcohol. Our product categories are rum, whiskey, liqueurs, vodka, tequila and fine wine. We report our operations in two geographical areas: International and U.S. See note 17 to our accompanying consolidated financial statements.

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

We have incurred losses since our inception, including a net loss of $5.9 million for fiscal 2012, and had an accumulated loss of $124.0 million as of March 31, 2012. We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the near future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

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

There can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. We are unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the U.S. and other markets.

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

Most of our brands are early in their growth cycle and have not achieved extensive brand recognition. Also, brands we may acquire in the future are unlikely to have established extensive brand recognition. Accordingly, if consumers do not accept our brands, we will not be able to penetrate our markets and our growth may be limited.

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace. We also have annual purchase obligations with certain suppliers.

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the U.S., Bermuda, the Caribbean, Australia and Europe. We rely on the owners of Gosling’s rum, Pallini liqueurs, A. de Fussigny cognacs, Gozio amaretto and Tierras tequila to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, Royal Nedalco is the sole producer for Boru vodka; Irish Distillers Limited is the sole provider of our single malt, blended and grain Irish whiskeys; Gaelic Heritage Corporation Limited is the sole producer of our Celtic Honey Irish liqueur; and Terra Limited is not only the sole producer of our Brady’s Irish cream liqueur but also the only bottler of our Irish whiskeys. We do not have long-term written agreements with all of our suppliers. We do not currently have a long-term source for supply of bourbon or rye and there can be no assurance we can source adequate amounts of bourbon or rye at satisfactory prices. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 19 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing must generally reach certain volumes and/or profit levels to maintain their listings. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may acquire, sales of our products could decrease significantly.

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

Also, there are special risks associated with the acquisition of additional brands through joint venture arrangements. We may not have a majority interest in, or control of, future joint ventures in which we may enter. There is, therefore, risk that our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our interests or goals or those of the joint venture. There is also risk that our current or future joint venture partners may be unable to meet their economic or other obligations and that we may be required to fulfill those obligations alone.

Our ability to grow through the acquisition of additional brands will also be dependent upon the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third -party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities; however, our ability to finance such acquisitions may be limited by the terms of our other equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

Currency exchange rate fluctuations and devaluations may have a significant adverse effect on our revenues, sales, costs of goods and overall financial results.

For fiscal 2012, non-U.S. operations accounted for approximately 12.0% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Also, for fiscal 2012, Euro denominated sales accounted for approximately 6.2% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse affect on our financial results. Our ability to acquire spirits and wine and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.

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

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our operating results and shareholders’ equity.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date, net of any cumulative impairments. The carrying value of other intangible assets represents the fair value of trademarks, trade names and other acquired intangible assets as of the acquisition date, net of impairments and accumulated amortization. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the value of goodwill or other acquired intangible assets is impaired, our earnings and shareholders’ equity could be adversely affected.

Risks Related to Our Industry

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. The global spirits industry is highly competitive and is dominated by several large, well-funded international companies. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability.

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

Also, lawsuits have been brought in a number of states alleging that beverage alcohol manufacturers and marketers have improperly targeted underage consumers in their advertising. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time-consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

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

Also, the distribution of beverage alcohol products is subject to extensive taxation both in the U.S. and internationally (and, in the U.S., at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

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

Risk Relating to Owning Our Stock

We may not be able to maintain our listing on the NYSE MKT (formerly known as NYSE Amex), which may limit the ability of our shareholders to sell their common stock.

If we do not meet the NYSE MKT continued listing criteria, we may be delisted and trading of our common stock could be conducted in the OTC Bulletin Board or the interdealer quotation systems of the OTC Markets Group Inc. In such case, a shareholder likely would find it more difficult to trade our common stock or to obtain accurate market quotations for it. If our common stock is delisted, it will become subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of shareholders to sell their common stock in the secondary market.

Our executive officers, directors and principal shareholders own a substantial percentage of our voting stock, which allows them to control matters requiring shareholder approval. They could make business decisions for us that cause our stock price to decline and may act by written consent.

As of June 25, 2012, our executive officers, directors and principal shareholders beneficially owned approximately 59% of our common stock, including warrants and options that are exercisable within 60 days of the date of this annual report and assuming full conversion of the Series A Preferred Stock, related warrants and accrued dividends thereon. As a result, if they act in concert, they could control matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. Also, our charter permits our shareholders to act by written consent. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

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

Our shareholders may experience substantial dilution as a result of the conversion of Series A Preferred Stock, accrued dividends on the Series A Preferred Stock, the exercise of options and warrants to purchase our common stock, or due to anti-dilution provisions relating to any on the foregoing.

As of June 25, 2012, we had 6,847 shares of Series A Preferred Stock outstanding which may convert into 22,523,026 shares of our common stock, accrued dividends on the Series A Preferred Stock which may convert into 1,416,981 shares of our common stock, and warrants to purchase 13,417,301 shares of our common stock.  Also, as of June 20, 2012, we had 12,000,000 shares of our common stock reserved for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan.  The conversion of the Series A Preferred Stock and the exercise of these options and warrants will result in dilution to our existing shareholders and could have a material adverse effect on our stock price. The conversion price of the Series A Preferred Stock and certain warrants is also subject to certain anti-dilution adjustments.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our executive offices are located in New York, NY, where we lease approximately 4,800 square feet of office space under a lease that expires in April 2013. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in December 2013 and approximately 1,000 square feet of office space in Houston, TX under a lease that expires in January 2013.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock trades on the NYSE MKT under the symbol “ROX.” The following table sets forth the high and low closing prices for our common stock for the periods specified.

Fiscal 2012	High	Low
First Quarter (April 1 — June 30, 2011)	$0.34	$0.28
Second Quarter (July 1 — September 30, 2011)	$0.32	$0.21
Third Quarter (October 1 — December 31, 2011)	$0.30	$0.21
Fourth Quarter (January 1 — March 31, 2012)	$0.30	$0.25

Fiscal 2011
First Quarter (April 1 — June 30, 2010)	$0.42	$0.24
Second Quarter (July 1 — September 30, 2010)	$0.45	$0.30
Third Quarter (October 1 — December 31, 2010)	$0.41	$0.33
Fourth Quarter (January 1 — March 31, 2011)	$0.41	$0.33

Holders

At June 25, 2012, there were approximately 153 record holders of our common stock.

Dividend policy

We did not declare or pay any cash dividends in fiscal 2012 or 2011 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant. Further, our ability to declare and pay cash dividends is restricted by certain covenants in our loan agreements.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2012 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	20,326,472	$0.99	5,090,829
Equity compensation plans not approved by security holders	-	-	-
Total	20,326,472	$0.99	5,090,829

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits and fine wine brands as we move towards profitability. To achieve this, we continue to seek to:

▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;

▪	improve value chain and manage cost structure. We continue to review and analyze our supply chains and cost structures both on a company-wide and brand-by-brand basis, as well as control general and administrative costs in an effort to further reduce expense; and
▪	selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and wine portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

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

Also as part of the June 2011 private placement, certain of our directors, officers and other affiliates agreed to purchase an aggregate of approximately $1.0 million of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE MKT rules.  Pending such shareholder approval, we issued an aggregate of $1.0 million in promissory notes to these affiliate purchasers. These notes, and accrued but unpaid interest thereon, converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE MKT approval of such transaction.  These notes bore interest at 10% per year and were to mature 18 months from the date of issuance, subject to prior conversion.  The affiliate purchasers included Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal shareholder of our company, Mr. Richard Lampen, our chief executive officer and a director of our company, Mr. Mark Andrews, our chairman of the board, and certain of his affiliates, Mr. John Glover, our chief operating officer, and Mr. Alfred Small, our senior vice president, chief financial officer, treasurer and secretary.

Also as part of the June 2011 private placement, certain holders of our outstanding debt, including certain of our directors, officers and other affiliates, agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for approximately $4.0 million aggregate principal amount of our existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance in accordance with NYSE MKT rules. The affiliate debt holders include Frost Gamma Investments Trust, Vector Group Ltd., a principal shareholder of ours, Mr. Lampen, Mr. Andrews, Lafferty Ltd., a principal shareholder of our company, IVC Investments, LLLP, an entity affiliated with Mr. Glenn Halpryn, a director of ours, and Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, a director of ours (which converted principal, but not accrued but unpaid interest thereon). These notes and accrued but unpaid interest thereon converted into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE MKT approval of such transaction.

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

Keltic Facility

In August 2011, we entered into a revolving loan agreement ("Loan Agreement") with Keltic Financial Partners II, LP, a Delaware limited partnership ("Keltic"), which we refer to as the Keltic Facility, providing for availability (subject to certain terms and conditions) of up to $5,000,000 for the purpose of providing working capital. The Keltic Facility expires on August 19, 2014. We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. In addition to a $100,000 commitment fee, Keltic will also receive an annual facility fee and a collateral management fee. The Loan Agreement contains standard borrower representations and warranties for asset based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2012, we were in compliance, in all material respects, with the covenants under the Keltic Facility.

In June 2012, we executed a term sheet with Keltic regarding a proposed increase in availability (subject to certain terms and conditions) under the Keltic Facility from $5,000,000 to $7,000,000 for the purpose of providing us with additional working capital. The proposed amendment would also make certain changes to the borrowing base (as defined under the existing loan agreement) and would provide for an additional $40,000 commitment fee and an increased annual facility fee.

Operations overview

We generate revenue through the sale of our products to our network of wholesale distributors or, in control states, state-operated agencies, which, in turn, distribute our products to retail outlets. In the U.S., our sales price per case includes excise tax and import duties, which are also reflected as a corresponding increase in our cost of sales. Most of our international sales are sold “in bond”, with the excise taxes paid by our customers upon shipment, thereby resulting in lower relative revenue as well as a lower relative cost of sales, although some of our United Kingdom sales are sold “tax paid”, as in the U.S. The difference between sales and net sales principally reflects adjustments for various distributor incentives.

Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. We purchase certain products, such as Gosling’s rums, Pallini liqueurs, A. de Fussingy cognacs, Gozio amaretto and Tierras tequila, as finished goods. For other products, such as Jefferson’s bourbons, we purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. Our U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S.

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

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2013 to be comparable to fiscal 2012, as we continue to control core spending. We expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

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

Financial performance overview

The following table provides information regarding our beverage alcohol case sales for the periods presented based on nine-liter equivalent cases, which is a standard industry metric:

	Years ended March 31,
	2012	2011
Cases
United States	272,610	247,610
International	60,919	59,667

Total	333,529	307,277

Rum	127,978	108,974
Vodka	72,059	70,775
Liqueurs	83,827	75,446
Whiskey	40,194	35,896
Tequila	1,494	1,402
Wine	6,382	13,810
Other	1,595	974

Total	333,529	307,277

Percentage of Cases
United States	81.7%	80.6%
International	18.3%	19.4%

Total	100.0%	100.0%

Rum	38.4%	35.4%
Vodka	21.6%	23.0%
Liqueurs	25.1%	24.6%
Whiskey	12.1%	11.7%
Tequila	0.4%	0.5%
Wine	1.9%	4.5%
Other	0.5%	0.3%

Total	100.0%	100.0%

The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Years ended March 31,
	2012	2011
Cases
United States	156,359	102,045
International	9,585	5,394

Total	165,944	107,439

United States	94.2%	95.0%
International	5.8%	5.0%

Total	100.0%	100.0%

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

Revenue recognition

We recognize revenue from product sales when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer under the terms of sale (FOB shipping point or FOB destination) and collection is reasonably assured. We do not offer a right of return but will accept returns if we shipped the wrong product or wrong quantity. Revenue is not recognized on shipments to control states in the U.S. until such time as the product is sold through to the retail channel.

Accounts receivable

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the allowance for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts based on contractual terms of the receivables and our relationships with, and economic status of, our customers.

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

Goodwill and other intangible assets

As of March 31, 2012 and 2011, we recorded $1.2 million and $1.1 million, respectively, of goodwill that arose from acquisitions. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. We evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

The fair value of each reporting unit was determined at each of March 31, 2012 and 2011 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. We did not record an impairment on goodwill or other intangible assets for fiscal 2012 or 2011.

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

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Stock-based compensation was $0.2 million for each of fiscal 2012 and 2011. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2012 and 2011 are included in note 13 to our consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Years ended March 31,
	2012	2011
Sales, net	$100.0%	100.0%
Cost of sales	63.9%	65.3%
Provision for obsolete inventory	0.8%	(0.1)%

Gross profit	35.3%	34.8%

Selling expense	29.6%	33.6%
General and administrative expense	14.0%	15.3%
Depreciation and amortization	2.6%	2.9%

Loss from operations	(10.9)%	(17.0)%

Other income	0.0%	0.0%
Other expense	0.0%	0.0%
Gain (loss) from equity investment in non-consolidated affiliate	(0.1)%	0.0%
Foreign exchange loss	(2.0)%	(1.0)%
Interest expense, net	(1.6)%	(1.3)%
Net change in fair value of warrant liability	0.3%	0.0%
Income tax benefit	0.4%	0.5%

Net loss	(14.0)%	(18.8)%
Net income attributable to noncontrolling interests	(0.8)%	(1.0)%

Net loss attributable to controlling interests	(14.8)%	(19.8)%

Dividend to preferred shareholders	(2.0)%	0.0%

Net loss attributable to common shareholders	(16.8)%	(19.8)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Years ended March 31,
	2012	2011
Net loss attributable to common shareholders	$(5,947,155)	$(6,307,282)
Adjustments:
Interest expense, net	589,781	405,384
Income tax benefit	(148,152)	(148,152)
Depreciation and amortization	914,361	919,751
EBITDA (loss)	(4,591,165)	(5,130,299)
Allowance for doubtful accounts	68,599	(2,063)
Allowance for obsolete inventory	275,000	(39,199)
Stock-based compensation expense	190,462	169,741
Severance expense	0	330,779
Other income	0	(1,579)
Other expense	0	300
Loss from equity investment in non-consolidated affiliate	28,923	2,827
Foreign exchange loss	722,253	308,585
Net change in fair value of warrant liability	(109,767)	0
Net income attributable to noncontrolling interests	272,200	312,739
Dividend to preferred shareholders	714,830	0
EBITDA, as adjusted	(2,428,665)	(4,048,169)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, non-cash compensation expense, net change in fair value of warrants payable and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as severance expense, are due to changes in valuation, such as the fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved 40.0% to ($2.4) million for the year ended March 31, 2012, as compared to ($4.1) million for the comparable prior-year period, primarily as a result of our increased gross margin and lower selling expense.

Fiscal 2012 compared with fiscal 2011

Net sales. Net sales increased 10.9% to $35.5 million for the year ended March 31, 2012, as compared to $32.0 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 81.7% for the year ended March 31, 2012, as compared to 80.6% for the comparable prior-year period due to the organic growth of certain brands and the introduction of new brands into the U.S. market, partially offset by a decrease in our wine sales. Our wine sales decreased due to the unavailability of certain vintages and production timing, as well as our decision to increase sales efforts on our spirits portfolio. Our international case sales remained relatively constant, due to strong growth in our Gosling’s sales, offset by an overall decrease due to changes in our international operations, increased price competition and overall market conditions. We continue to focus on our faster growing and more profitable brands and markets, both in the U.S. and internationally. Fiscal 2012 U.S. net sales include full period revenues from the sales of Travis Hasse’s Pie liqueurs and A. de Fussigny cognacs, each of which we launched in the middle of our fiscal 2011 year. Fiscal 2012 net sales also included $0.4 million in revenue from our Jefferson’s Rye, which we launched in June 2011, and $0.3 million in revenue from our Gosling’s Dark ‘n Stormy pre-mixed cocktail, which we launched in February 2012. The growth in U.S. sales also reflects the momentum for our Gosling’s rums, Jefferson’s bourbons, Pallini Limoncello, our Irish whiskeys and our Brady’s Irish cream.

The table below presents the increase or decrease, as applicable, in case sales by product category for the year ended March 31, 2012 as compared to the year ended March 31, 2011:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	19,004	15,409	17.4%	18.1%
Vodka	1,284	2,670	1.8%	4.9%
Liqueurs	8,381	8,985	11.1%	12.2%
Whiskey	4,298	4,651	12.0%	26.3%
Tequila	92	92	6.6%	6.6%
Wine	(7,428)	(7,428)	(53.8)%	(53.8)%
Other	621	621	63.8%	63.8%

Total	26,252	25,000	8.5%	10.1%

Gross profit. Gross profit increased 12.4% to $12.5 million for the year ended March 31, 2012 from $11.1 million for the comparable prior-year period, and our gross margin increased to 35.3% for the year ended March 31, 2012 compared to 34.8% for the comparable prior-year period, primarily due to increased sales of our higher margin spirits products in the current year. During the year ended March 31, 2012, we recorded net allowance for obsolete and slow moving inventory of $0.3 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as wine spoilage and certain cost variances. The net $0.3 million charge has been recorded as an increase to Cost of Sales in the current year. During the year ended March 31, 2011, we recorded a reversal of our allowance for obsolete and slow moving inventory of $0.04 million. We recorded this reversal because we were able to sell certain goods included in the allowance recorded during previous fiscal years. Net of the changes in allowance for obsolete inventories, our gross margin for the years ended March 31, 2012 and 2011 was 36.1% and 34.7%, respectively.

Selling expense. Selling expense decreased 2.4% to $10.5 million for the year ended March 31, 2012 from $10.8 million for the comparable prior-year period. This decrease in selling expense was due to a $0.5 million reduction in employee-related charges, including salaries and entertainment expense, offset by a $0.5 million increase in selling expense in support of our revenue growth. Selling expense for the year ended March 31, 2011 also included $0.3 million in severance charges. The decrease in selling expense and an increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 29.6% for the year ended March 31, 2012 as compared to 33.6% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 1.8% to $5.0 million for the year ended March 31, 2012 as compared to $4.9 million for the comparable prior-year period, primarily due to a $0.1 million increase in employee-related expenses, including salaries and entertainment expense, and a $0.1 million increase in other general and administrative expenses, including capital based taxes and corporate filing fees, offset by a $0.1 million decrease in insurance costs. The increase in general and administrative expense, offset by an increase in sales in the current period, resulted in general and administrative expense as a percentage of net sales decreasing to 14.0% for the year ended March 31, 2012 as compared to 15.3% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.9 million for each of the years ended March 31, 2012 and 2011.

Loss from operations. As a result of the foregoing, our loss from operations improved 28.6% to ($3.9) million for the year ended March 31, 2012 from ($5.4) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the 2011Warrants are recognized in earnings for each reporting period. For the year ended March 31, 2012, we recorded a gain for the change in the value of the 2011 Warrants of $0.1 million.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DPCP on the equity method of accounting. Loss from this investment was ($0.03) million for the year ended March 31, 2012 as compared to a gain of $0.003 million for the year ended March 31, 2011.

Foreign exchange loss. Foreign exchange loss for the year ended March 31, 2012 was ($0.7) million as compared to a loss of ($0.3) million for the year ended March 31, 2011 due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.6) million for the year ended March 31, 2012 as compared to interest expense, net of ($0.4) million for the year ended March 31, 2011. The increase in interest expense is due to the outstanding balances on our notes payable as described below in “Liquidity and Capital Resources.” We expect interest expense to decrease in future periods due to the conversion of debt to Series A Preferred Stock and 2011 Warrants in connection with our June 2011 private placement transaction, which was completed during the year ended March 31, 2012.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during each of the years ended March 31, 2012 and 2011 was a loss of ($0.3) million, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the year ended March 31, 2012, we recognized a deemed dividend on our Series A Preferred Stock of $0.7 million, the result of the calculated beneficial conversion feature and accrued dividends, as required by the terms of the preferred stock. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved 5.7% to ($5.9) million for the year ended March 31, 2012 as compared to ($6.3) million for the prior year period. Net loss per common share, basic and diluted, was ($0.06) per share for each of years ended March 31, 2012 and 2011.

Potential fluctuations in quarterly results and seasonality

Our industry is subject to seasonality with peak sales in each major category generally occurring in the fourth calendar quarter, which is our third fiscal quarter. This holiday demand typically results in slightly higher sales for us in our second and/or third fiscal quarters. However, the growth of Gosling’s rums in recent years has led to improved fourth fiscal quarter revenues.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended March 31, 2012, we had a net loss of $5.9 million, and used cash of $4.4 million in operating activities. As of March 31, 2012, we had cash and cash equivalents of $0.5 and had an accumulated deficit of $124.0 million.

Existing Financing

In August 2011, we entered into the Keltic Facility, which provides for availability of up to $5.0 million for the purpose of providing working capital. The Keltic Facility expires on August 19, 2014. We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. We paid Keltic a $100,000 commitment fee and are also required to pay an annual facility fee and a collateral management fee. The Loan Agreement contains standard borrower representations and warranties for asset based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. As of March 31, 2012, we had borrowed $3.8 million of the $5.0 million then available under this facility. At March 31, 2012, we were in compliance, in all material respects, with the covenants under the Keltic Facility. We are in discussions with Keltic to amend the Keltic Facility to increase the availability (subject to certain terms and conditions) under such facility to up to $7.0 million.

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

We believe our current cash and working capital, and the proposed increased availability under the Keltic Facility, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs.

Debt Conversion and Retirement

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

In June 2010, we issued a $2.0 million note to an affiliate of Phillip Frost, M.D., which we refer to as the Frost Note. Borrowings under the Frost Note were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. Interest was accrued quarterly and was due at maturity. In October 2011, the Frost Note, and accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the June 2011 private placement.

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

Liquidity Discussion

As of March 31, 2012, we had shareholders’ equity of $18.0 million as compared to $16.9 million at March 31, 2011. This increase is primarily due to the $2.8 million of capital raised and the approximately $4.5 million of debt converted in the June 2011 private placement transaction, offset by our total comprehensive loss for the year ended March 31, 2012.

We had working capital of $11.6 million at March 31, 2012 as compared to $11.5 million as of March 31, 2011. This increase is primarily due to a $1.2 million increase in inventory resulting from bulk purchases of wine and bourbon, the production timing of certain finished goods, and the $0.6 million increase in accounts receivable, offset by a $1.1 million increase in accounts payable and accrued expenses.

As of March 31, 2012, we had cash and cash equivalents of approximately $0.5 million, as compared to $1.0 million as of March 31, 2011. The decrease is primarily attributable to the funding of our operations and working capital needs for the year ended March 31, 2012 and by $2.3 million in note and credit facility payments, offset by the $2.8 million of capital raised in the June 2011 private placement transaction and the $3.8 million drawn on the Keltic Facility. At March 31, 2012, we also had approximately $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

The following may result in a material decrease in our liquidity over the near-to-mid term:

▪	continued significant levels of cash losses from operations;
▪	our ability to obtain additional debt or equity financing should it be required;
▪	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;
▪	our ability to maintain and improve our relationships with our distributors and our routes to market;
▪	our ability to procure raw materials at a favorable price to support our level of sales;
▪	potential acquisitions of additional brands; and
▪	expansion into new markets and within existing markets in the U.S. and internationally.

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

As of March 31, 2012, we had borrowed $3.8 million of the $5.0 million available under the Keltic Facility, leaving $1.2 million in then potential availability for working capital needs. We believe our current cash and working capital, and the proposed increased availability under the Keltic Facility, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least March 2013.

Cash flows

  The following table summarizes our primary sources and uses of cash during the periods presented:

	Years ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,406)	$(4,209)
Investing activities	(487)	(306)
Financing activities	4,336	4,272

Effect of foreign currency translation	(6)	9

Net decrease in cash and cash equivalents	$(563)	$(234)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits, bulk wine and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila, Gozio amaretto, or A. de Fussigny cognacs. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at March 31, 2012 included additional stores of bulk wine and bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce these amounts in the normal course of future sales.

During the year ended March 31, 2012, net cash used in operating activities was $4.4 million, consisting primarily of a net loss of $4.7 million, a $1.5 million increase in inventory, a $0.7 million increase in accounts receivable, a $0.3 million increase in allowance for obsolete inventory, a $0.2 million increase in other assets, a $0.2 million decrease in due to related parties, and a $0.1 million credit for the net change in fair value of warrant liability. These uses of cash were partially offset by a net $1.3 million increase in accounts payable and accrued expenses, a $0.2 million decrease in prepaid expenses, $0.2 million in accrued interest, and depreciation and amortization expense of $0.9 million.

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

Investing Activities. Net cash used in investing activities was $0.5 million for the year ended March 31, 2012, representing $0.34 million used in the acquisition of fixed and intangible assets and $0.12 million in payments under contingent consideration agreements.

Net cash used in investing activities was $0.3 million for the year ended March 31, 2011, representing a $0.2 million equity investment in a non-consolidated affiliate, $0.3 million used in the acquisition of fixed and intangible assets and $0.1 million in payments under contingent consideration agreements, offset by a $0.2 million decrease in restricted cash.

Financing activities. Net cash provided by financing activities for the year ended March 31, 2012 was $4.3 million, consisting of $3.8 million drawn on the Keltic Facility, $1.8 million from the issuance of our Series A Preferred Stock and 2011 Warrants and $1.0 million from the issuance of interim notes to affiliated parties. These proceeds were offset by payments of $2.0 million on our credit facilities and the repayment of $0.3 million on the Betts & Scholl note.

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

Obligations and commitments

  Irish bank facilities. We have credit facilities with availability aggregating approximately €0.4 million ($0.5 million) with an Irish bank, including overdraft, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.4 million ($0.5 million) with the bank to secure these borrowings.

We believe we are in compliance in all material respects with the financial covenants of our Irish bank facilities as of March 31, 2012.

Keltic Facility. For a discussion of the Keltic Facility, please see Existing Financing in “Liquidity and Capital Resources” above.

Gosling-Castle Partners note. For a discussion of the Gosling-Castle Partners note, please see Existing Financing in “Liquidity and Capital Resources” above.

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

Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2012, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2012, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S.$1.33378 (equivalent to U.S.$1.00 = €0.74965) and  £1.00 = U.S.$1.59873 (equivalent to U.S.$1.00 = £0.62540).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2012 or 2011. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2012 and 2011, and the consolidated results of its operations, changes in shareholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

June 29, 2012

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2012	2011
ASSETS:
Current Assets
Cash and cash equivalents	$484,362	$1,047,372
Accounts receivable — net of allowance for doubtful accounts of $411,272 and $461,941, respectively	6,268,432	5,636,494
Due from shareholders and affiliates	122,640	216,361
Inventories— net of allowance for obsolete and slow moving inventory of $290,316 and $207,142, respectively	10,732,698	9,869,080
Prepaid expenses and other current assets	784,331	1,008,885

Total Current Assets	18,392,463	17,778,192

Equipment — net	620,840	509,554
Other Assets
Investment in non-consolidated affiliate, at equity	130,850	155,573
Intangible assets — net of accumulated amortization of $4,906,061 and $4,171,882, respectively	10,302,288	10,999,335
Goodwill	1,243,058	1,126,010
Restricted cash	468,275	468,007
Other assets	197,003	68,975

Total Assets	$31,354,777	$31,105,646

LIABILITIES AND EQUITY:
Current Liabilities
Current maturities of notes payable	$0	$426,175
Accounts payable	4,771,140	3,444,813
Accrued expenses	442,618	733,551
Due to shareholders and affiliates	1,584,270	1,734,497

Total Current Liabilities	6,798,028	6,339,036

Long-Term Liabilities
Notes payable	4,061,411	5,910,484
Warrant liability	684,690	0
Deferred tax liability	1,814,608	1,962,760

Total Liabilities	13,358,737	14,212,280

Commitments and Contingencies (Note 15)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 6,897 shares of series A convertible preferred stock issued and outstanding at March 31, 2012 and none outstanding at March 31, 2011 (liquidation value of $7,327,262 at March 31, 2012)	68,965	0
Common stock, $.01 par value, 225,000,000 shares authorized, 108,052,067 and 107,202,145 shares issued and outstanding at March 31, 2012 and 2011, respectively	1,080,520	1,072,021
Additional paid-in capital	142,052,646	135,468,120
Accumulated deficit	(124,076,608)	(118,413,246)
Accumulated other comprehensive loss	(1,801,656)	(1,633,502)

Total controlling shareholders’ equity	17,323,867	16,493,393

Noncontrolling interests	672,173	399,973

Total equity	17,996,040	16,893,366

Total Liabilities and Equity	$31,354,777	$31,105,646

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended March 31,
	2012	2011
Sales, net*	$35,494,615	$31,997,276
Cost of sales*	22,694,297	20,890,019
Provision for obsolete inventory	275,000	(39,199)

Gross profit	12,525,318	11,146,456

Selling expense	10,502,478	10,756,673
General and administrative expense	4,985,566	4,897,210
Depreciation and amortization	914,361	919,751

Loss from operations	(3,877,087)	(5,427,178)

Other income	0	1,579
Other expense	0	(300)
Loss from equity investment in non-consolidated affiliate	(28,923)	(2,827)
Foreign exchange loss	(722,253)	(308,585)
Interest expense, net	(589,781)	(405,384)
Net change in fair value of warrant liability	109,767	0
Income tax benefit	148,152	148,152

Net loss	(4,960,125)	(5,994,543)
Net income attributable to noncontrolling interests	(272,200)	(312,739)

Net loss attributable to controlling interests	(5,232,325)	(6,307,282)

Dividend to preferred shareholders	(714,830)	0

Net loss attributable to common shareholders	$(5,947,155)	$(6,307,282)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.06)	$(0.06)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	107,635,565	107,426,871

*Sales, net and Cost of sales include excise taxes of $5,460,754 and $4,913,168 for the years ended March 31, 2012 and 2011, respectively.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC.  AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2010	0	$0	107,955,207	$1,079,552	$135,466,448	$(112,105,964)	$(1,768,531)	$87,234	$22,758,739

Comprehensive loss
Net (loss) income						(6,307,282)		312,739	(5,994,543)
Foreign currency translation adjustment							135,029		135,029

Total comprehensive loss									(5,859,514)
Repurchase and retirement of common stock			(3,790,562)	(37,906)	(985,569)				(1,023,475)
Issuance of common stock in exchange for fine wine inventory			3,000,000	30,000	810,000				840,000
Issuance of common stock in connection with option exercises			37,500	375	7,500				7,875
Stock-based compensation					169,741				169,741
BALANCE, MARCH 31, 2011	0	$0	107,202,145	$1,072,021	$135,468,120	$(118,413,246)	$(1,633,502)	$399,973	$16,893,366

Comprehensive loss
Net (loss) income						(5,232,325)		272,200	(4,960,125)
Foreign currency translation adjustment							(168,154)		(168,154)

Total comprehensive loss									(5,128,279)
Issuance of series A convertible preferred stock, net of issuance costs	2,155	21,550			1,440,243				1,461,793
Issuance of series A convertible preferred stock, upon conversion of debt	4,992	49,915			4,528,782				4,578,697
Conversion of series A convertible preferred stock and accrued dividends	(250)	(2,500)	849,922	8,499	(5,723)	(276)			—
Accrued dividends - series A convertible preferred stock					430,761	(430,761)			—
Stock-based compensation					190,463				190,463

BALANCE, MARCH 31, 2012	6,897	$68,965	108,052,067	$1,080,520	$142,052,646	$(124,076,608)	$(1,801,656)	$672,173	$17,996,040

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,960,125)	$(5,994,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	914,361	919,751
Provision for doubtful accounts	68,599	(2,063)
Amortization of deferred financing costs	61,960	12,500
Change in fair value of warrant liability	(109,767)	0
Deferred tax benefit	(148,152)	(148,152)
Loss from equity investment in non-consolidated affiliate	28,923	2,827
Effect of changes in foreign exchange	(85,338)	80,952
Stock-based compensation expense	190,463	169,741
Provision for obsolete inventories	275,000	(39,199)
Changes in operations, assets and liabilities:
Accounts receivable	(730,571)	(217,542)
Due from affiliates	93,721	(214,169)
Inventory	(1,199,234)	301,810
Prepaid expenses and supplies	222,549	(46,365)
Other assets	(189,986)	87,659
Accounts payable and accrued expenses	1,082,206	(362,042)
Accrued interest	230,042	181,060
Due to related parties	(150,227)	1,058,469

Total adjustments	554,549	1,785,237

NET CASH USED IN OPERATING ACTIVITIES	(4,405,576)	(4,209,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(306,799)	(202,341)
Acquisition of intangible assets	(37,133)	(64,548)
Investment in non-consolidated affiliate, at equity	0	(150,000)
Change in restricted cash	(26,365)	243,011
Payments under contingent consideration agreements	(117,048)	(131,966)

NET CASH USED IN INVESTING ACTIVITIES	(487,345)	(305,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
$2.5 million revolving credit facility	(2,000,000)	2,500,000
Keltic facility	3,849,831	0
Note payable — Betts & Scholl	(327,648)	(212,271)
Promissory note – Frost Gamma Investments Trust	0	2,000,000
Promissory note – $1.0 million note	0	1,000,000
Interim notes – affiliate investors	1,005,000	0
Issuance of series A convertible preferred stock	2,155,000	0
Costs of issuance of series A convertible preferred stock	(346,147)	0
Proceeds from stock option exercises	0	7,875
Repurchase of common stock	0	(1,023,475)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,336,036	4,272,129

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(6,125)	9,252
NET DECREASE IN CASH AND CASH EQUIVALENTS	(563,010)	(233,769)
CASH AND CASH EQUIVALENTS — BEGINNING	1,047,372	1,281,141

CASH AND CASH EQUIVALENTS — ENDING	$484,362	$1,047,372

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of warrant liability in connection with series A convertible preferred stock	$794,457	$0
Issuance of common stock in exchange for fine wine inventory	$0	$840,000

Interest paid	$248,022	$189,757

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Description of business and business combination — The consolidated financial statements include the accounts of Castle Brands Inc.(the “Company), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka, tequila and wine in the United States, Canada, Europe, and Asia. The vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL, billed in Euros and imported from Europe into the United States. The risk of fluctuations in foreign currency is borne by the U.S. entities.

C.	Brands — Rum — Gosling’s rums, a family of premium rums with a 200-year history, including the award-winning Gosling’s Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda.

Whiskey — three premium small batch bourbons: Jefferson’s, Jefferson’s Reserve and Jefferson’s Presidential Select, Jefferson’s Rye, an aged rye whiskey; the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt and classic pure grain versions; Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; and Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years.

Liqueurs — Brady’s Irish Cream, a premium Irish cream liqueur; Celtic Honey, a premium Irish liqueur; pursuant to an exclusive U.S. marketing arrangement, Pallini Limoncello, Raspicello and Peachcello premium Italian liqueurs; pursuant to an exclusive global distribution agreement, Travis Hasse’s Original® Pie liqueurs, and pursuant to a U.S. distribution agreement, Gozio amaretto, a premium Italian liqueur.

Vodka — Boru vodka, an ultra-pure, five-times distilled and specially filtered premium vodka. Boru is produced in Ireland and has three flavor extensions (citrus, orange and Crazzberry).

Tequila — a USDA certified organic, super-premium tequila, Tequila Tierras Autenticas de Jalisco or Tierras,. The Company is the exclusive U.S. importer and marketer of Tierras, which is available as blanco, reposado and añejo.

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

During the year ended March 31, 2012, the Company recorded an allowance for obsolete and slow moving inventory of $275,000.The Company recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as wine spoilage and certain cost variances. The charge has been recorded as an increase to Cost of Sales in the current year. During the year ended March 31, 2011, the Company recorded a reversal of its allowance for obsolete and slow moving inventory of $39,199 as it was able to sell certain goods included in the allowance recorded during previous fiscal years.

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

The fair value of each reporting unit was determined at March 31, 2012 and 2011 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. The Company did not record an impairment on goodwill or other intangible assets for the years ended March 31, 2012 and 2011.

K.	Impairment of long-lived assets — Under ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company did not record an impairment on long-lived assets for the years ended March 31, 2012and 2011.

L.	Shipping and handling — The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense and were $885,837 and $875,612 for the years ended March 31, 2012 and 2011, respectively.

M.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

N.	Distributor charges and promotional goods — The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. Also, the Company has entered into arrangements with certain of its distributors whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

O.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. The Company’s vodka, Irish whiskeys and certain liqueurs are procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA.

P.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

▪	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
▪	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
▪	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
▪	Expands disclosures about instruments measured at fair value.

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

The Company has adopted the provisions of ASC 740 and has recognized no adjustment for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2012.

R.	Research and development costs — The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

S.	Advertising — Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $1,940,571 and $1,660,545 for the years ended March 31, 2012 and 2011, respectively.

T.	Use of estimates — The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and equity issuances, warrant valuation, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

U.	Uncertainties — The Company depends on a limited number of third-party suppliers for the sourcing of all of its products, including both its own proprietary brands and those it distributes for others. The Company does not have long-term written agreements with all of its suppliers. Also, if the Company fails to complete purchases of products ordered annually, certain suppliers have the right to bill it for product not purchased during the period. Suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of existing suppliers, especially key suppliers, could have material adverse effects on the Company’s operating results. The inability to maintain, renew on acceptable terms or find suitable alternatives to the Company’s contracts with suppliers could have a material adverse effect on its operating results.

V.	Recent accounting pronouncements — Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

W.	Accounting standards adopted — In December 2011, the FASB issued Accounting Standards Update, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU No. 2011-11 amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The provisions of ASU No. 2011-11 are effective for annual reporting periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In September 2011, the FASB issued Accounting Standards Update, Intangibles — Goodwill and Other (“ASU No. 2011-08”). ASU No. 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 are effective for annual reporting periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance amends ASC No. 220, Comprehensive Income, and gives reporting entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. This new guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period that are not anti-dilutive. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends. In computing diluted net loss per share for the years ended March 31, 2012 and 2011, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2012	2011
Stock options	6,330,599	4,570,850
Warrants to purchase common stock	13,417,301	1,926,814
Convertible preferred stock	24,086,314	0

Total	43,834,214	6,497,664

NOTE 3 — INVENTORIES

	March 31,
	2012	2011
Raw materials	$3,107,615	$2,318,260
Finished goods – net	7,625,083	7,550,820

Total	$10,732,698	$9,869,080

As of March 31, 2012 and 2011, 22% and 37%, respectively, of raw materials and 3% and 3%, respectively, of finished goods were located outside of the United States.

The Company recorded a reversal of its allowance for obsolete and slow moving inventory of $39,199 during the year ended March 31, 2011. This reversal was recorded as the Company was able to sell certain goods included in the allowance recorded during previous fiscal years. The reversal was recorded as a reduction in cost of sales. The Company did not record any reversal for the year ended March 31, 2012. The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the years ended March 31, 2012 and 2011, CB-USA purchased $741,830 and $1,153,021, respectively, in finished goods from DPCP under the distribution agreement. As of March 31, 2012 and 2011, CB-USA was indebted to DPCP in the amounts of $28,469 and $208,044, respectively which are included in due to shareholders and affiliates on the accompanying consolidated balance sheet. At March 31, 2012, CB-USA owned 20% of the DPCP and, under the terms of the agreement, will increase its stake in DPCP based on achieving case sale targets. The Company has accounted for this investment under the equity method of accounting. This investment balance was $130,850 and $155,573 at March 31, 2012 and 2011, respectively.

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne purchase agreement, as amended, the Company was required to pay an earn-out, not to exceed $4,000,000, to the sellers based on the financial performance of certain assets of the acquired business through March 31, 2011. The Company is also required to pay an earn-out based on the case sales of Jefferson’s Presidential Select for a specified amount of cases, rather than a fixed period of time. For the years ended March 31, 2012 and 2011, the sellers earned $117,048 and $131,966, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 — EQUIPMENT, NET

Equipment consists of the following:

	March 31,
	2012	2011
Equipment and software	$1,964,123	$1,725,336
Furniture and fixtures	10,325	10,325

	1,974,448	1,735,661
Less: accumulated depreciation	1,353,608	1,226,107

Balance	$620,840	$509,554

Depreciation expense for the years ended March 31, 2012 and 2011 totaled $180,183 and $185,106, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2012 and 2011 were as follows:

Amount
Balance as of March 31, 2010	$994,044

Payments under McLain and Kyne agreement	131,966
Balance as of March 31, 2011	$1,126,010

Payments under McLain and Kyne agreement	117,048
Balance as of March 31, 2012	$1,243,058

Intangible assets consist of the following:

	March 31,
	2012	2011
Definite life brands	$170,000	$170,000
Trademarks	557,947	535,948
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	43,395	28,262
Patents	994,000	994,000
Other	28,480	28,480

	10,729,377	10,692,245
Less: accumulated amortization	4,906,061	4,171,882

Net	5,823,316	6,520,363
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$10,302,288	$10,999,335

Accumulated amortization consists of the following:

	March 31,
	2012	2011
Definite life brands	$160,552	$149,218
Trademarks	197,197	164,015
Rights	3,857,271	3,305,321
Distributor relationships	166,978	99,600
Product development	12,210	8,140
Patents	511,853	445,588
Other	0	0

Accumulated amortization	$4,906,061	$4,171,882

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Amortization expense for the years ended March 31, 2012 and 2011 totaled $734,179 and $734,645, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2013	$723,569
2014	721,682
2015	711,238
2016	707,167
2017	706,160

Total	$3,569,816

NOTE 8 — RESTRICTED CASH

At March 31, 2012 and 2011, the Company had €351,089 or $468,275 (translated at the March 31, 2012 exchange rate) and €331,969 or $468,007 (translated at the March 31, 2011 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. In April 2010, the Company reduced the aggregate amount of the credit facilities, and the commensurate cash restricted from withdrawal, by €185,000 or $236,654 (translated at the exchange rate then in effect).

 NOTE 9 — NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2012	2011
Notes payable consist of the following:
Note payable (A)	$0	$426,175
Note payable (B)	211,580	211,580
Credit agreement (C)	0	2,500,000
Note payable (D)	0	2,170,575
Note payable (E)	0	1,028,329
Note payable (F)	0	0
Credit agreement (G)	3,849,831	0

Total	$4,061,411	$6,336,659

A.	In connection with the Betts & Scholl asset acquisition in September 2009, the Company issued a secured promissory note in the aggregate principal amount of $1,094,541 to Betts & Scholl, LLC, an entity affiliated with Dennis Scholl, who became a director of the Company at the time of the acquisition. This note was secured by the Betts & Scholl inventory acquired by the Company under a security agreement. This note provided for an initial payment of $250,000, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment initially due on September 21, 2011. Interest under this note accrued at an annual rate of 0.84%, compounded quarterly. In December 2010, the Company amended the terms of the note to provide that the quarterly payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of approximately $107,000, would not be due and payable until the maturity date of such note and that such installment payments would bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. In June 2011, $107,354 of principal and interest was paid on this note under the existing terms of the note. In August 2011, $220,731 of principal and accrued interest was paid on this note in connection with the closing of the revolving loan agreement with Keltic Financial Partners II, LP (the “Keltic Facility”), as described in Note 9G. In October 2011, the remaining $107,354 due on this note was converted into Series A Preferred Stock and 2011 Warrants (each as defined in Note 10) as part of the private placement transaction described in Note 10, following shareholder and NYSE MKT approval of such transaction.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2012 and 2011, $10,579 of accrued interest was converted to amounts due to affiliates. At March 31, 2012 and 2011, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In December 2009, the Company entered into a $2,500,000 revolving credit agreement with, among others, Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Vector Group Ltd., a greater than 10% shareholder of the Company, Lafferty Ltd., a greater than 5% shareholder of the Company, IVC Investors, LLLP, an entity affiliated with Glenn Halpryn, a director of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, and Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer. Borrowings under the credit agreement were to mature on April 1, 2013 and bore interest at a rate of 11% per annum, payable quarterly. In August 2011, $2,030,137, consisting of $2,000,000 of principal and $30,137 of accrued but unpaid interest thereon was paid on this note in connection with the closing of the Keltic Facility as described in Note 9G. In October 2011, the remaining $500,000 outstanding under this facility, together with $2,110 in accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 10, following shareholder and NYSE MKT approval of such transaction, and the revolving credit agreement was terminated.

D.	In June 2010, the Company issued a $2,000,000 promissory note to Frost Gamma Investments Trust. Borrowings under the note were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. In October 2011, $2,289,315, consisting of $2,000,000 of principal and $289,315 of accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 10, following shareholder and NYSE MKT approval of such transaction.

E.	In December 2010, the Company issued promissory notes in the aggregate principal amount of $1,000,000 to Frost Gamma Investments Trust, Vector Group Ltd., IVC Investors, LLLP, Mark E. Andrews, III and Richard J. Lampen. Borrowings under these notes were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. In October 2011, $1,087,699, consisting of $1,000,000 of principal and $87,699 of accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 10, following shareholder and NYSE MKT approval of such transaction.

F.	In June 2011, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1,005,000 of Series A Preferred Stock and 2011 Warrants as part of the private placement transaction described in Note 10, subject to shareholder approval of such issuance in accordance with NYSE MKT rules. Pending such shareholder approval, the Company issued an aggregate of $1,005,000 in promissory notes to these affiliate purchasers, which notes and accrued but unpaid interest thereon converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011. These notes bore interest at 10% per annum and were to mature 18 months from the date of issuance. The affiliate purchasers include Frost Gamma Investments Trust, Mark E. Andrews, III, and certain of his affiliates, Richard J. Lampen, John S. Glover, the Company’s Chief Operating Officer, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. In October 2011, $1,005,000 was converted into Series A Preferred Stock and 2011 Warrants, and $34,618 of accrued interest was converted into accrued dividends on the Series A Preferred Stock, as part of the private placement transaction described in Note 10, following shareholder and NYSE MKT approval of such transaction.

G.	In August 2011, the Company and CB-USA entered into the Keltic Facility, a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. In June 2012, as described in Note 18, the Keltic Facility was amended, among other changes, to increase availability to $7,000,000, subject to final documentation. The Company and CB-USA are referred to individually and collectively as the Borrower. The Keltic Facility expires on August 19, 2014. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. In addition to a $100,000 commitment fee, Keltic also receives an annual facility fee and a collateral management fee. The loan agreement contains standard borrower representations and warranties for asset based borrowing and a number of reporting obligations and affirmative and negative covenants. The loan agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2012, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At March 31, 2012, $3,849,831 due on the Keltic Facility is included in long-term liabilities. See Note 18.

Payments due on notes payable are as follows:

Years ending March 31,	Amount
2013	$0
2014	0
2015	3,849,831
Thereafter	211,580

Total	$4,061,411

NOTE 10 — EQUITY

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

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the year ended March 31, 2012, the Company recorded accrued dividends of $430,761, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets.

As part of the June 2011 Private Placement, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1,005,000 of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance.  Pending such shareholder approval, the Company issued an aggregate of $1,005,000 in promissory notes to these affiliate purchasers. These notes converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 and accrued interest on these notes was converted into accrued dividends on the Series A Preferred Stock.  The affiliate purchasers included Frost Gamma Investments Trust, Richard J. Lampen, Mark E. Andrews, III, and certain of his affiliates, John Glover and Alfred Small.

Also as part of the June 2011 Private Placement, certain holders of the Company’s outstanding debt, including directors, officers and other affiliates, agreed to purchase shares of Series A Preferred Stock and 2011 Warrants in exchange for approximately $4,000,000 aggregate principal amount of the Company’s existing debt, and accrued but unpaid interest thereon, on substantially the same terms described above, subject to shareholder approval of such issuance.  The affiliate debt holders included Frost Gamma Investments Trust, Vector Group Ltd., Richard J. Lampen, Mark E. Andrews, III, Lafferty Ltd., IVC Investments, LLLP, and Betts & Scholl, LLC, (which agreed to convert principal amount, but not accrued but unpaid interest thereon). In October 2011, these notes, and accrued but unpaid interest thereon, as applicable, were converted into Series A Preferred Stock and 2011 Warrants following shareholder and NYSE MKT approval of such transaction.

If the Company sells or grants any option to purchase or any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire common stock at an effective price per share that is lower than the then conversion price of the Series A Preferred Stock, the holders of the Series A Preferred Stock and 2011 Warrants will be entitled to an adjusted conversion price and additional shares of common stock upon exercise the 2011 Warrants. These warrants are subject to liability accounting. See Note 13B.

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

Preferred stock conversions - In August 2011, a holder of Series A Preferred Stock converted 50 shares of Series A Preferred Stock, and accrued dividends thereon, into 167,490 shares of common stock.

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

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2012 and 2011, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Tax years 2010 through 2012 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2006 through 2012 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax benefit for the years ended March 31, 2012 and 2011 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2012, the Company had federal net operating loss carryforwards of approximately $75,000,000 for U.S. tax purposes, which expire through 2032, and foreign net operating loss carryforwards of approximately $19,600,000, which carry forward without limit of time. Utilization of the U.S. tax losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

The pre-tax income, on a financial statement basis, from foreign sources totaled $154,328 for the year ended March 31, 2012 and the pre-tax loss, on a financial statement basis, from foreign sources totaled $84,150 for the year ended March 31, 2011.

The Company did not have any undistributed earnings from foreign subsidiaries at March 31, 2012 and 2011.

The following table reconciles the income tax benefit and the federal statutory rate of 34%.

	Years ended March 31,
	2012	2011
	%	%
Computed expected tax benefit, at 34%	34.00	34.00
Increase in valuation allowance	(43.34)	(42.47)
Effect of foreign rate differential	(2.17)	(1.34)
Taxes included in minority interest	(1.87)	(1.69)
Other	4.39	3.15
State and local taxes, net of federal benefit	6.00	6.00

Income tax benefit	(2.99)	(2.35)

In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For the years ended March 31, 2012 and 2011, the Company recognized $148,152 and $148,152 of income tax benefit, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2012	2011
Deferred income tax assets:
Foreign currency transactions	$105,000	$110,000
Accounts receivable	38,000	40,000
Inventory	164,000	82,000
Stock based compensation	1,854,000	1,778,000
Amortization of intangibles	1,306,000	1,148,000
Net operating loss carryforwards — U.S.	30,012,000	28,056,000
Net operating loss carryforwards — foreign	1,916,000	1,931,000
Other	2,000	2,000

Total gross assets	35,397,000	33,147,000
Less: Valuation allowance	(35,397,000)	(33,147,000)

Net deferred asset	$—	$—

Deferred income tax liability:
Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in GCP	(1,185,164)	(1,333,316)

Net deferred income tax liability	$(1,814,608)	$(1,962,760)

The Company has recorded a full valuation allowance against its deferred tax assets as it believes it is more likely than not that such deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2012 and 2011 was approximately $35,397,000 and $33,147,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2012 and 2011 was $2,250,000 and $2,679,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

NOTE 13 — STOCK-BASED COMPENSATION

A.	Stock Incentive Plan — In July 2003, the Company implemented the 2003 Stock Incentive Plan (the “Plan”), which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. Stock option grants under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a three to five year period and expire ten years after the grant date.

As established, there were 2,000,000 shares of common stock reserved and available for distribution under the Plan. In January 2009, the Company’s shareholders approved an amendment to the Plan to increase the number of shares available under the Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of March 31, 2012, 5,090,829 shares remain available for issuance under the Plan.

Stock based compensation expense for the years ended March 31, 2012 and 2011 amounted to $190,463 and $169,741, respectively, of which $32,107 and $27,153, respectively, is included in selling expense and $158,356 and $142,587, respectively, is included in general and administrative expense for the years ended March 31, 2012 and 2011, respectively. At March 31, 2012, total unrecognized compensation cost amounted to approximately $474,545, representing 3,593,999 unvested options. This cost is expected to be recognized over a weighted-average period of 2.31 years. There were no shares exercised during the year ended March 31, 2012 and 10,600 shares exercised during the year ended March 31, 2011. Since the options exercised were de minimis incentive stock options, the Company did not recognize any related tax benefit for the year ended March 31, 2011.

 Stock Options — A summary of the options outstanding under the Plan is as follows:

	Years ended March 31,
	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,570,850	$0.92	3,089,900	$1.24
Granted	1,837,349	0.32	1,541,850	0.35
Exercised	0	0.00	(10,600)	0.21
Forfeited	(77,600)	1.46	(50,300)	3.38

Outstanding at end of period	6,330,599	$0.74	4,570,850	$0.92

Exercisable at period end	2,736,600	$1.28	1,882,750	$1.75

Weighted average fair value of grants during the period		$0.19		$0.17

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2012:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.01 — $0.25	631,400	6.57	536,400	$0.22	$30,284
$0.26 — $0.35	5,241,699	8.09	1,742,700	0.34	758
$1.01 — $2.00	68,000	5.84	68,000	1.82	—
$5.01 — $6.00	181,000	1.84	181,000	6.00	—
$6.01 — $7.00	17,000	4.99	17,000	6.36	—
$7.01 — $8.00	184,000	3.68	184,000	7.57	—
$8.01 — $9.00	7,500	4.86	7,500	9.00	—

	6,330,599	7.60	2,736,600	$1.28	$31,042

Total stock options exercisable as of March 31, 2012 were 2,736,600. The weighted average exercise price of these options was $1.28. The weighted average remaining life of the options outstanding was 7.60 years and of the options exercisable was 6.39 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2012 and 2011:

		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2010	1,852,500	0.32

Granted	1,541,850	0.35
Canceled or expired	(20,000)	0.35
Vested	(686,250)	0.31

Unvested at March 31, 2011	2,688,100	$0.34

Granted	1,837,349	0.32
Canceled or expired	(16,250)	0.35
Vested	(915,200)	0.34

Unvested at March 31, 2012	3,593,999	$0.34

Restricted Stock Grants — On December 16, 2008, the Company’s Compensation Committee approved the grant of restricted common stock in lieu of cash retention payments under retention agreements dated June 15, 2008 between the Company and three of its executive officers. These executive officers received a total of 578,572 shares of restricted common stock. The restricted stock vested in two equal installments on February 11, 2011 and 2010. At March 31, 2011, all of the 578,572 shares of the restricted stock had vested.

A summary of the restricted stock outstanding under the Plan is as follows:

Shares
Restricted stock outstanding at March 31, 2011	578,572
Granted	—
Canceled or expired	—

Restricted stock outstanding at March 31, 2012	578,572

Weighted average fair value per restricted share at grant date	$0.25
Weighted average share price at grant date	$0.25

The fair value of each award under the Plan is estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility and the volatility of a peer group of companies over the expected life of the option. The expected term and vesting of the options represents the estimated period of time until exercise. The expected term was determined using the simplified method available under current guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends on its common stock in the near future. Current authoritative guidance also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.

The fair value of options and restricted stock at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	March 31,
	2012	2011
Risk-free interest rate	1.58%	2.31%
Expected option life in years	6.04	6.21
Expected stock price volatility	65%	65%
Expected dividend yield	0%	0%

B.	Warrants — The Company has entered into various warrant agreements.

2011 Warrants issued in connection with the Series A Preferred Stock

The 2011 Warrants issued in connection with the Series A Preferred Stock have an exercise price of $0.38 per share, subject to adjustment, and are exercisable for a period of five years.  The exercise price of the 2011 Warrants is equal to 125% of the conversion price of the Series A Preferred Stock.

The Company accounted for the 2011 Warrants issued in June 2011 in the condensed consolidated financial statements as a liability at their initial fair value of $347,059 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $447,398. Changes in the fair value of the 2011 Warrants will be recognized in earnings for each subsequent reporting period. At March 31, 2012, the fair value of the 2011 Warrants was included in the balance sheet under the caption Warrant liability of $684,690. For the year ended March 31, 2012, the Company recorded a gain for the change in the value of the 2011 Warrants of $109,767.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	March 31, 2012	October 14, 2011 (issue date)	June 12, 2011 (issue date)
Risk-free interest rate	0.51%	0.42%	0.56%
Expected option life in years	1.63	2.09	2.50
Expected stock price volatility	65%	65%	65%
Expected dividend yield	0%	0%	0%

Warrants to Purchase Common Stock Issued to Senior Note Holders

In connection with the issuance of senior notes in November 2006, the Company entered into warrant agreements granting the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through May 31, 2012. These warrants were recorded at fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount was fully recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. The warrants were not exercised prior to their expiration on May 31,

2012.

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

The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2010	2,016,814	$6.78

Granted	—	—
Exercised	—	—
Forfeited	(90,000)	8.00

Warrants outstanding and exercisable, March 31, 2011	1,926,814	$6.72

Granted	11,754,087	0.38
Exercised	—	—
Forfeited	(263,600)	7.24

Warrants outstanding and exercisable, March 31, 2012	13,417,301	$1.16

  NOTE 14 — RELATED PARTY TRANSACTIONS

A.	The Company has entered into various transactions with Knappogue Corp., a shareholder in the Company that is controlled by the Company’s Chairman and his family. The transactions primarily involved rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes, including Company meetings and to entertain the Company’s customers. For the years ended March 31, 2012 and 2011, fees incurred by the Company to Knappogue Corp. amounted to $9,565 and $3,406, respectively. These charges have been included in selling expense.

B.	I.L.A.R. S.p.A is a shareholder in the Company and one of the officers of I.L.A.R. S.p.A is a director of the Company. In January 2011, CB-USA entered into an agreement ("New Agreement") with Pallini Internazionale S.r.l. ("Pallini"), as successor in interest to I.L.A.R. S.p.A, regarding the importation and distribution of certain Pallini brand products. The New Agreement supersedes that certain Agreement dated as of August 27, 2004 between I.L.A.R. S.p.A and CB-USA. The terms of the New Agreement are effective as of April 1, 2010.

Under the New Agreement, the Company is permitted to import Pallini Limoncello and its flavor extensions at a set price, updated annually, and is obligated to set aside a portion of the gross margin toward a marketing fund for Pallini. The New Agreement also encompasses the hiring of a Pallini Brand Manager at the Company with Pallini reimbursing the costs of this position up to a stipulated annual amount. These reimbursements are included in selling expense.

For the years ended March 31, 2012 and 2011, the Company purchased goods from Pallini for $3,502,878 and $2,948,625, respectively. As of March 31, 2012 and 2011, Pallini owed the Company $122,640 and $216,361, respectively, for its share of marketing expense, which is included in due from shareholders and affiliates on the consolidated balance sheet. As of March 31, 2012 and 2011, the Company was indebted to Pallini for $436,561 and $695,270, respectively, which is included in due to shareholders and affiliates on the consolidated balance sheet.

C.	In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2012 and 2011, Vector Group was paid $118,893 and $105,326, respectively, under this agreement. These charges have been included in general and administrative expense.

D.	In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”) for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2012 and 2011, LTS was paid $183,888 and $124,450, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and two other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“Irish Distillers”), which provides for the production of Irish whiskeys for the Company through 2022, subject to annual extensions thereafter, provided that the Company and Irish Distillers agree on the amount of liters of pure alcohol to be provided in the following year. Under this agreement, the Company is obligated to notify Irish Distillers annually of the amount of liters of pure alcohol it requires for the current contract year and contracts to purchase that amount. For the contract year ending June 30, 2012, the Company has contracted to purchase approximately €545,262 or $727,260 (translated at the March 31, 2012 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay Irish Distillers for any product not yet received. During the term of this supply agreement, Irish Distillers has the right to limit additional purchases above the commitment amount.

B.	The Company has a distribution agreement with Gaelic Heritage Corporation, Ltd., an international supplier, to be the sole-producer of Celtic Honey, one of the Company’s products, for an indefinite period.

C.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2013 and provides for monthly payments of $16,779. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and provides for monthly payments of €1,250 or $1,619 (translated at the March 31, 2012 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2013 and provides for monthly payments of $1,693. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2013	$221,509
2014	30,177

Total	$251,626

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $323,201 and $330,152 for the years ended March 31, 2012 and 2011, respectively, and is included in general and administrative expense.

D.	Under the amended terms of the agreement under which the Company purchased McLain & Kyne, the Company was obligated to pay an earn-out to the sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which was not to exceed $4,000,000, was determined by calculations as defined in the agreement, as amended, through March 31, 2011. The Company is also required to pay an earn-out based on the case sales of the Jefferson’s Presidential Select for a specified amount of cases. For the years ended March 31, 2012 and 2011, the sellers earned $117,048 and $131,966, respectively, under this agreement.

E.	As described in Note 9G, in August 2011, the Company and CB-USA entered into the Keltic Facility.

NOTE 16 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company did not exceed the limits in effect as of March 31, 2012 and 2011.

B.	Customers — Sales to four customers accounted for approximately 46.2% of the Company’s revenues for the year ended March 31, 2012 (of which one customer accounted for 30.2%) and approximately 40.9% of accounts receivable at March 31, 2012. Sales to four customers accounted for approximately 44.9% of the Company’s revenues for the year ended March 31, 2011 (of which one customer accounted for 28.6%) and approximately 37.9% of accounts receivable at March 31, 2011.

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

	Years ended March 31,
	2012		2011
Consolidated Revenue:
International	$4,370,460	12.3%	$3,851,169	12.0%
United States	31,124,155	87.7%	28,146,107	88.0%

Total Consolidated Revenue	$35,494,615	100.0%	$31,997,276	100.0%

Consolidated Results from Operations:
International	$(170,936)	4.4%	$(212,787)	3.9%
United States	(3,706,151)	95.6%	(5,214,391)	96.1%

Total Consolidated Results from Operations	$(3,877,087)	100.0%	$(5,427,178)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(964,883)	18.4%	$(654,182)	10.4%
United States	(4,267,442)	81.6%	(5,653,100)	89.6%

Total Consolidated Net Loss Attributable to Controlling Interests	$(5,232,325)	100.0%	$(6,307,282)	100.0%

Income tax benefit:
United States	148,152	100.0%	148,152	100.0%

Consolidated Revenue by category:
Rum	$12,811,614	36.2%	$10,790,695	33.8%
Liqueurs	8,772,099	24.7%	7,853,650	24.5%
Whiskey	6,510,762	18.3%	5,544,691	17.3%
Vodka	3,729,267	10.5%	3,948,431	12.3%
Tequila	286,552	0.8%	300,393	0.9%
Wine	901,651	2.5%	2,096,099	6.6%
Other*	2,482,670	7.0%	1,463,317	4.6%

Total Consolidated Revenue	$35,494,615	100.0%	$31,997,276	100.0%

	As of March 31,
	2012		2011
Consolidated Assets:
International	$2,430,226	7.6%	$2,640,896	8.5%
United States	28,924,551	92.4%	28,421,272	91.5%

Total Consolidated Assets	$31,354,777	100.0%	$31,062,168	100.0%

* Includes related non-beverage alcohol products.

NOTE 18 — SUBSEQUENT EVENT

In June 2012, the Company and CB-USA executed a term sheet with Keltic regarding a proposed increase in availability (subject to certain terms and conditions) under the Keltic Facility from $5,000,000 to $7,000,000 for the purpose of providing the Company and CB-USA with additional working capital. The proposed amendment would also make certain changes to the borrowing base (as defined under the existing loan agreement) and would provide for an additional $40,000 commitment fee and an increased annual facility fee. See Note 9G for a description of the Keltic Facility.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of March 31, 2012, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, have concluded that our internal control over financial reporting was effective as of March 31, 2012.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On June 29, 2012, we executed a term sheet with Keltic regarding a proposed increase in availability (subject to certain terms and conditions) under the Keltic Facility from $5,000,000 to $7,000,000 for the purpose of providing us with additional working capital. The proposed amendment would also make certain changes to the borrowing base (as defined under the existing loan agreement) and would provide for an additional $40,000 commitment fee and an increased annual facility fee.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2012.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements — See Index to Financial Statements at Item 8 on page 30 of this annual report on Form 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

2.1	Asset Purchase Agreement, dated as of September 21, 2009, by and between Castle Brands Inc. and Betts & Scholl, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on September 22, 2009)

2.2	Agreement and Plan of Merger dated February 9, 2010 between Castle Brands Inc., a Delaware corporation, and Castle Brands (Florida) Inc., a Florida corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on February 12, 2010)

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

3.2	Articles of Amendment to Articles of Incorporation Designating the Preferences, Rights and Limitations of 10% Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on June 9, 2011)

3.3	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

4.2	Form of Common Stock Purchase Warrant to be issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on June 9, 2011)

4.3	Loan and Security Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

4.4	Revolving Credit Note, dated as of August 19, 2011, in favor of Keltic Financial Partners II, LP. (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(Exhibit 10.1)(1)(2)

10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(Exhibit 10.2)(1)(2)

10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(Exhibit 10.3)(1)(2)

10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(Exhibit 10.4)(1)

10.5	Stockholders' Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (Exhibit 10.5)(1)

10.6	Agreement, dated as of January 12, 2011, between Pallini Internazionale S.r.L. and Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

10.7	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(Exhibit 10.8)(1)(2)

10.8	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(Exhibit 10.9)(1)

10.9	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(Exhibit 10.10)(1)

10.10	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.11	Form of Indemnification Agreement to be entered into with directors (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on October 14, 2008)

10.12	Form of Indemnification Agreement to be entered into with directors (Exhibit 10.54)(1)

10.13	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.14	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 16, 2006)

10.15	Amended and Restated Employment Agreement, dated as of November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 13, 2007)#

10.16	Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.17	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)#

10.18	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.19	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.20	Agreement, dated as of February 4, 2008, by and between Autentica Tequilera S.A. de C.V. and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.74 to our quarterly report on Form 10-Q filed with the SEC on February 14, 2008)(2)

10.21	Castle Brands Inc. 2003 Stock Incentive Plan, as amended, (Exhibit 10.29)(1)#

10.22	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (Exhibit 10.30)(1)#

10.23	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.24	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP (Exhibit 10.52)(1)

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q filed with the SEC on February 17, 2009)#

10.26	Amendment No. 2 to Bottling and Services Agreement, dated as of July 23, 2009, by and between Terra Limited and Castle Brands Spirits Company Limited (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 29, 2009)(2)

10.27	Employment Agreement, made as of January 24, 2008, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to our annual report on Form 10-K filed with the SEC on July 29, 2009)#

10.28	Securities Purchase Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.29	Securities Purchase Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.30	Securities Purchase Agreement dated as of June 8, 2011, between the Company and each affiliate purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.31	Exchange Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.32	Registration Rights Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.33	First Amendment to Exchange Agreement, dated as of June 13, 2011, between the Company and Frost Gamma Investments Trust (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 14, 2011)

10.34	Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.35	Amendment to Employment Agreement, made as of July 26, 2011, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 27, 2011).#

10.36	Employment Letter, dated July 29, 2011, by and between Castle Brands USA Corp. and Maria Alejandra Pena (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed with the SEC on August 15, 2011) #

10.37	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 17, 2012)#

10.38	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 17, 2012)#

10.39	Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

21.1	List of Subsidiaries*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

#	Management Compensation Contract

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006, and incorporated by reference herein.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2012.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	June 29, 2012
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	June 29, 2012
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews	Director	June 29, 2012
Mark Andrews

/s/ John F. Beaudette	Director	June 29, 2012
John F. Beaudette

/s/ Henry C. Beinstein	Director	June 29, 2012
Henry C. Beinstein

/s/ Harvey P. Eisen	Director	June 29, 2012
Harvey P. Eisen

/s/ Phillip Frost, M.D.	Director	June 29, 2012
Phillip Frost, M.D.

/s/ Glenn L. Halpryn	Director	June 29, 2012
Glenn L. Halpryn

/s/ Micaela Pallini	Director	June 29, 2012
Micaela Pallini

/s/ Steven D. Rubin	Director	June 29, 2012
Steven D. Rubin

/s/ Dennis Scholl	Director	June 29, 2012
Dennis Scholl

