Form 10-K/A
period 2012-03-31
Castle Brands Inc
filed 2012-07-30
CIK 1311538

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2011 closing price was approximately $8,400,000 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 108,485,066 shares of common stock outstanding at July 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Castle Brands Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2012 (“Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2012 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment.  Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K.  This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

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

Mark Andrews, 62, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005. Mr. Andrews served as our chief executive officer from December 2003 until November 2008. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. He also serves as a life trustee of The New York Presbyterian Hospital in New York City. Mr. Andrews' pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry experience, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

John F. Beaudette, 55, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been president and chief executive officer of MHW Ltd., a national beverage alcohol import, distribution and service company located in Manhasset, New York. MHW provides U.S. import and distribution services to wineries, breweries, and distilleries throughout the world. From 1985 to 1994, Mr. Beaudette worked with PepsiCo Inc. and its affiliate company Monsieur Henri Wines in the distribution of Stolichnaya™ Vodka and other wine and spirit brands. During this period, Mr. Beaudette held positions such as director of planning for PepsiCo Wines & Spirits Intl. and vice president of finance & chief financial officer of Monsieur Henri Wines Ltd. Prior to joining PepsiCo, Mr. Beaudette was manager of accounting for Somerset Importers Ltd., U.S. importers of Tanqueray™, Johnnie Walker™ and other spirit brands. He currently sits on the board of directors of The National Association of Beverage Importers Inc. (NABI) in Washington DC and serves as vice chairman as well as chairman of the finance committee. Prior to entering the beverage alcohol industry in 1983, Mr. Beaudette worked for the Penn Central Corporation performing financial and operational reviews of subsidiaries throughout the U.S. in various industries including energy, technology and real estate. Mr. Beaudette's pertinent experience, qualifications, attributes and skills include industry expertise, managerial experience and the knowledge and experience he has attained through his service as a director of our corporation.

Henry C. Beinstein, 69, has served as a director of our company since January 2009. He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since March 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. He also served as a director of New Valley from March 1994 to December 2005. Since May 2011, Mr. Beinstein has served as a director of Ladenburg Thalmann Financial Services Inc., the parent of Ladenburg Thalmann & Co. Inc., which served as the placement agent for our June 2011 financing transaction. He retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience through his years at Coopers & Lybrand, Proskauer Rose LLP, Milbank, Tweed, Hadley & McCloy LLP and Schulte Roth & Zabel LLP, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Harvey P. Eisen, 69, has served as a director of our company since January 2009. Mr. Eisen has served as chairman of the board and chief executive officer of National Patent Development Corporation since June 2007 and also served as its president since July 2007. He has been a director of National Patent Development Corporation since 2004. He has served as chairman and managing member of Bedford Oak Advisors, LLC, an investment partnership, since 1998. Prior thereto, Mr. Eisen served as senior vice president of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993. Mr. Eisen has over 30 years of asset management experience, is often consulted by the national media for his views on the investment marketplace, is frequently quoted in the financial media and also has appeared and currently appears regularly on such television networks. Mr. Eisen has also been a director of GP Strategies Corporation, a provider of customized training solutions, since 2002 and has served as its chairman of the board since 2005. Mr. Eisen’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 75, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007. In March 2010, Dr. Frost was named chairman of the board of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, and had previously served as vice chairman of the board of directors since January 2006. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company. Since July 2006, Dr. Frost has served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. Dr. Frost previously served as a director of Ladenburg Thalmann Financial Services Inc. from May 2001 until July 2002 and from March 2004 to June 2006. Dr. Frost also serves as chairman of the board of directors of Prolor Biotech, Inc., a development stage biopharmaceutical company. He also serves as chairman of Temple Emanu-El, as a member of the Florida Council of 100 and as a trustee for each of the University of Miami, the Scripps Research Institute, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. From 1972 to 1986, Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc., and from 1987 to January 2006, he served as chairman of the board of directors and chief executive officer of IVAX Corporation. Dr. Frost previously served as a director for Northrop Grumman Corp., Continucare Corp (now Metropolitan Health Networks, Inc), Protalix Bio Therapeutics, Inc., and Cellular Technical Services Company, Inc. (now SafeStitch Medical, Inc.), as chairman of Ivax Diagnostics, Inc. , Ideation Acquisition Corp. (now SearchMedia) and as governor and co-vice-chairman of the American Stock Exchange (now NYSE MKT).  Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Glenn L. Halpryn, 51, has served as a director of our company since October 2008. Mr. Halpryn has served as chief executive officer and a director of Transworld Investment Corporation (“TIC”), a private investment company, since June 2001. Mr. Halpryn served as a director of Ivax Diagnostics, Inc., a publicly held corporation from October 2002 until October 10, 2008. Mr. Halpryn has been a director of Sorrento Therapeutics, Inc. (formerly QuikByte Software, Inc.), a biopharmaceutical company, since July 2008 and has served as chairman of the board since April 2011. Mr. Halpryn previously served as the chairman of the board, chief executive officer and president of such company from July 2008 until August 2009. From April 2010 until October 2011, Mr. Halpryn served as a Director of CDSI Holdings, Inc., a public company seeking new business opportunities. From September 2008 until August 2010, Mr. Halpryn served as a director of Winston Pharmaceuticals, Inc. (formerly Getting Ready Corporation), a publicly held corporation specializing in the manufacture of skin creams and prescription medication for the treatment of pain management and Mr. Halpryn served as the chairman of the board and chief executive officer of Getting Ready from December 2006 until its September 2008 merger with Winston. From December 2008 until June 2011, Mr. Halpryn has served as a director of SearchMedia Holdings Limited, a China-based outdoor billboard and in-elevator advertising company. Mr. Halpryn served as the chairman of the board, chief executive officer and president of clickNsettle.com, Inc., a public company seeking new business opportunities, from October 2007 until September 2008. Mr. Halpryn was the president and secretary and a director of Longfoot Communications Corp., a public company seeking new business opportunities, from March 2008 until its merger with Kidville Holdings, LLC in August 2008. Since August 2010, Mr. Halpryn has served as a director of ChromaDex Corporation, which supplies phytochemical reference standards and reference materials, related contract services and products for the dietary supplement, nutraceutical, pharmaceutical and cosmetic markets. Mr. Halpryn was chairman of the board and chief executive officer of Orthodontix, Inc., a publicly held corporation, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006. From October 2002 to September 2008, Mr. Halpryn served as a director of Ivax Diagnostics, Inc. From 1984 to June 2001, Mr. Halpryn served as vice president/treasurer of TIC. Since 2000, Mr. Halpryn has been an investor and the managing member of investor groups that were joint venture partners in numerous land acquisition and development projects with one of the largest home builders in the country. Also, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities. From April 1988 through June 1998, Mr. Halpryn was vice chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the president of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with FINRA. Mr. Halpryn's pertinent experience, qualifications, attributes and skills include his his managerial experience, financial literacy and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

 Richard J. Lampen, 58, has served as our president and chief executive officer and as a director of our company since October 2008. Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996. From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel and a director of New Valley LLC, now a subsidiary of Vector Group Ltd. Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc., the parent of Ladenburg Thalmann & Co. Inc. Mr. Lampen has served as a director of Ladenburg Thalmann Financial Services Inc. since January 2002. Since January 1997, Mr. Lampen has served as a director of SG Blocks, Inc. (formerly CDSI Holdings Inc.), and from November 1998 until November 2011 served as its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company and as president and chief executive officer since 2008, his managerial experience and the knowledge and experience he has attained through his service as a director and executive officer of publicly-traded corporations.

Micaela Pallini, Ph.D., 43, has served as a director of our company since October 2008. Ms. Pallini has served since May 1997 as a director and the head of production of Pallini S.p.A. (formerly known as I.L.A.R. S.p.A.), a producer of alcoholic beverages located in Rome, Italy and a supplier to our company under an exclusive marketing agreement. Ms. Pallini is also a member of the board of directors of Unindustria, the association of industrial entrepreneurs of Rome, Frosinone, Viterbo and Rieti and President of the Food Division of Unindustria; a member of the board of directors and the audit committee of Federvini, the national association of Italian wine, spirit and liqueur providers; and a Vice President of D52, a national association for the promotion of women in business in Italy. Ms. Pallini was engaged in research activities before assuming her position with Pallini S.p.A. Ms. Pallini's pertinent experience, qualifications, attributes and skills include her industry experience, managerial experience and the knowledge and experience she has attained through her service as a director of our corporation.

Steven D. Rubin, 51, has served as a director of our company since January 2009. Mr. Rubin has served as executive vice president since May 2007 and a director of OPKO Health, Inc. since February 2007. Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Safestitch Medical, Inc., a medical device company, SearchMedia Holdings Limited, PROLOR Biotech, Inc., a developmental stage biopharmaceutical company, Neovasc, Inc., a medical device company, Kidville, Inc., an operator of upscale learning and play facilities for children, Tiger X Medical, Inc., a former medical device company, and Non-Invasive Monitoring Systems, Inc., a medical device company. Mr. Rubin previously served as a director of Ideation Acquisition Corp and Dreams, Inc. Mr. Rubin's pertinent experience, qualifications, attributes and skills include financial literacy and expertise, legal experience, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Dennis Scholl, 56, has served as a director of our company since September 2009.  Since September 2003, Mr. Scholl has served as co-founder and managing member of Betts & Scholl, LLC, which developed the Betts & Scholl wine brand.  We acquired the assets of Betts & Scholl in September 2009.  Since February 2009, Mr. Scholl has served as Vice President/Arts of the John S. and James L. Knight Foundation, a charitable foundation.  Since September 1987, Mr. Scholl has been founder and vice president of Morada Ventures, a firm engaged in real estate development and venture capital investment in the technology and pharmaceutical industries.  Mr. Scholl’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and industry experience.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	58	President and Chief Executive Officer
John S. Glover	57	Chief Operating Officer
T. Kelley Spillane	49	Senior Vice President — U.S. Sales
Alfred J. Small	43	Senior Vice President, Chief Financial Officer, Treasurer & Secretary

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

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended March 31, 2012.

Corporate Governance Guidelines

Our board of directors has adopted a code of business conduct, which applies to all of our directors, executive officers and employees. The code of business conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees.  Our code of conduct is posted on our investor relations web site at http:/investor.castlebrandsinc.com .   We intend to post amendments to, or waivers from a provision of, our code of business conduct that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website.

Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee Information

Our board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Beinstein (Chair), Halpryn and Rubin comprise our audit committee. Our board of directors has determined that each member of the audit committee is an independent director and is financially literate as required by the applicable rules of NYSE MKT and the SEC. The audit committee is responsible for, among other things:

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

Financial Expert on Audit Committee

Our board of directors has determined that Henry C. Beinstein is our “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) and is an “independent” director under applicable NYSE MKT rules.

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

Our compensation committee has the sole authority and responsibility to review and determine, or recommend to our board of directors for determination, the compensation package of our chief executive officer and each of our other named executive officers, each of whom is identified in the Summary Compensation Table below.  Our compensation committee also considers the design and effectiveness of the compensation program for our other executive officers and approves the final compensation package, employment agreements and stock award and option grants for all of our executive officers.  Our compensation committee is composed entirely of independent directors who have never served as officers of our company.  Our compensation committee is authorized to engage compensation consultants, but did not do so in fiscal 2012.

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

Generally, our compensation committee reviews and, as appropriate, modifies compensation arrangements for executive officers in the first quarter of each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below.  For the fiscal year ended March 31, 2012, except for our president and chief executive officer’s compensation, our compensation committee also considered our president and chief executive officer’s executive compensation recommendations, which recommendations were presented at the time of our compensation committee’s annual review of executive performance and compensation arrangements.  In making such determinations, the compensation committee considered the overall performance of each executive and their contribution to the growth of our company and its products as well as overall company performance through personal and corporate achievements.  As we are not yet cash-flow positive, the compensation committee considered each executive officer’s contributions to brand growth, cost management and long-term value creation for our shareholders for the fiscal year ended March 31, 2012, as well as the retention of our executive officers.

Summary Compensation Table

The following table shows the compensation paid to our named executive officers for our 2012 and 2011 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation		Total
Richard J. Lampen	2012	—	—	—	$65,919	—		$65,919
President and chief executive officer	2011	—	—	—	44,129	—		44,129
John S. Glover	2012	$278,486	$35,000	—	20,121	—		333,607
Chief operating officer	2011	270,375	35,000	$11,161	9,083	—		325,619
T. Kelley Spillane	2012	267,916	20,000	—	7,144	$1,415	(2)	296,475
Senior vice president - U.S. Sales	2011	260,113	20,000	11,161	3,381	1,415	(2)	296,070

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2012 and 2011 fiscal years for the fair value of stock-based compensation granted in fiscal 2011 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 13 to our consolidated financial statements for the year ended March 31, 2012 included in the Original 10-K regarding the assumptions underlying the valuation of these grants.

(2)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane.

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

Certain Material Terms of Employment Agreements with Named Executive Officers

Named Executive Officer	Date of Agreement		Current Annual Base Salary under the Agreement (1)	Performance Bonus (as Percentage of Annual Base Salary Unless Otherwise Indicated)		Expiration Date of Agreement	Duration of Severance Payments (2)
Richard J. Lampen	—		—	—		—	—
John S. Glover	1/24/2008	(3)	$287,350	Up to 60%		3/31/2014	12 months
T. Kelley Spillane	5/2/2005	(4)	276,450		(5)	5/1/2014	12 months

(1)	Increases in Messrs. Glover’ and Spillane’s base salaries are at the compensation committee’s sole discretion.

(2)	Please see “- Potential Payments Upon Termination or Change in Control” below for a full description of these severance obligations.

(3)	Mr. Glover’s employment agreement was amended on July 26, 2011.

(4)	Mr. Spillane’s employment agreement was amended on May 11, 2012.

(5)	Mr. Spillane’s employment agreement calls for him to receive performance bonuses at the discretion of our compensation committee, with no specific percentage stated.

Annual Incentives to Named Executive Officers

We paid aggregate cash bonuses for fiscal 2012 as follows:  Mr. Glover – $35,000 and Mr. Spillane – $20,000.  We paid aggregate cash bonuses for fiscal 2011 as follows:  Mr. Glover – $35,000 and Mr. Spillane – $20,000.  Mr. Lampen did not receive a cash bonus for fiscal 2012 or 2011.  Theses bonus payments are included in the Summary Compensation Table above under the heading “Bonus.”

Outstanding Equity Awards at 2012 Fiscal Year-End

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard J. Lampen	750,000	250,000	(1)	$0.35	11/3/2018
	200,000	200,000	(2)	$0.35	6/11/2020
	125,000	375,000	(3)	$0.33	6/20/2021
John S. Glover	60,000	—		$1.90	1/24/2018
	15,400	—		$0.21	6/9/2018
	37,500	12,500	(4)	$0.35	6/22/2019
	112,250	112,250	(2)	$0.35	6/11/2020
	62,500	187,500	(3)	$0.33	6/20/2021
T. Kelley Spillane	60,000	—		$6.00	1/9/2014
	5,000	—		$8.00	1/27/2015
	7,500	—		$7.23	6/12/2016
	33,900	—		$0.21	6/9/2018
	26,250	8,750	(4)	$0.35	6/22/2019
	32,500	32,500	(2)	$0.35	6/11/2020
	5,700	11,400	(5)	$0.35	12/7/2020
	14,883	29,767	(6)	$0.31	6/15/2021
	—	20,800	(7)	$0.26	12/19/2021

(1)	This option vests in four equal annual installments with the first installment vested on January 21, 2010.

(2)	This option vests in four equal annual installments with the first installment vested on June 11, 2011.

(3)	This option vests in four equal annual installments with the first installment vested on June 20, 2012.

(4)	This option vests in four equal annual installments with the first installment vested on June 22, 2010.

(5)	This option vests in three equal annual installments with the first installment vested on December 7, 2011.

(6)	This option vests in four equal annual installments with the first installment vested on June 15, 2012.

(7)	This option vests in four equal annual installments with the first installment vesting on December 19, 2012.

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

Material Tax Implications of Our Compensation Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our shareholders.  Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance.  We did not pay any compensation during fiscal 2012 that would be subject to the limitations set forth in section 162(m).

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

The following table quantifies for each named executive officer the estimated potential severance payments and benefits that would be provided, if each termination circumstance set forth below occurred on March 31, 2012.

Named Executive Officer	Severance Payment		Estimated Value of Benefits (1)	Benefit of Acceleration for Vesting of Option Awards (2)
Richard J. Lampen
Termination without cause/with good reason	—		—	—
Non-renewal of employment agreement	—		—	—
Termination due to disability	—		—	—
Change in control	—		—	—

John S. Glover
Termination without cause/with good reason	$278,486	(3)	$11,282	$21,250
Non-renewal of employment agreement	139,243	(3)	5,641	N/A
Termination due to disability	278,486	(3)	N/A	21,250
Change in control	278,486	(3)	11,282	21,250

T. Kelley Spillane
Termination without cause/with good reason	267,916	(3)	N/A	5,215
Non-renewal of employment agreement	133,958	(3)	8,853	N/A
Termination due to disability	267,916	(3)	N/A	5,215
Change in control	267,916	(3)	N/A	5,215

(1)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2012.

(2)	The estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 30, 2012, which was $0.27 and the exercise price of the stock option. This column shows no benefit for Mr. Lampen since the exercise price for his stock options was above the closing price of our common stock at March 31, 2012. This column shows a benefit for each of Messrs. Glover and Spillane due to the accelerated vesting of option awards granted to each such named executive officer.

(3)	Severance payments would be paid out over the duration of the severance period.

Director Compensation

The following table summarizes compensation paid to directors during our 2012 fiscal year.

Fiscal 2012 Director Compensation

Name	Fees Earned or Paid in Cash		Option Awards (1) (Includes Prior Fiscal Years)		Total
Mark Andrews	—	(2)	$18,993	(2)	$18,993
John Beaudette	$12,500		2,101	(3)	14,601
Henry C. Beinstein	17,500		4,506	(4)	22,006
Harvey P. Eisen	15,000		4,506	(5)	19,506
Phillip Frost, M.D.	10,000		5,107	(6)	15,107
Glenn L. Halpryn	17,500		5,107	(7)	22,607
Richard J. Lampen	—	(8)	—		—
Micaela Pallini	10,000		5,107	(9)	15,107
Steven D. Rubin	20,000		4,506	(10)	24,506
Dennis Scholl	10,000		5,759	(11)	15,759

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2012 fiscal year for the fair value of stock options granted in fiscal 2012 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 13 to our consolidated financial statements for fiscal 2012 included in the Original 10-K regarding the assumptions underlying the valuation of these option grants.

(2)	Mr. Andrews, our chairman, receives an annual salary of $100,000. We do not pay any additional cash compensation for his services as a director. As of March 31, 2012, Mr. Andrews held options to purchase 625,000 shares of our common stock.

(3)	As of March 31, 2012, Mr. Beaudette held options to purchase 91,500 shares of our common stock.

(4)	As of March 31, 2012, Mr. Beinstein held options to purchase 140,000 shares of our common stock.

(5)	As of March 31, 2012, Mr. Eisen held options to purchase 140,000 shares of our common stock.

(6)	As of March 31, 2012, Dr. Frost held options to purchase 160,000 shares of our common stock.

(7)	As of March 31, 2012, Mr. Halpryn held options to purchase 160,000 shares of our common stock.

(8)	Mr. Lampen, our president and chief executive officer, receives no additional compensation for his services as a director.

(9)	As of March 31, 2012, Ms. Pallini held options to purchase 160,000 shares of our common stock.

(10)	As of March 31, 2012, Mr. Rubin held options to purchase 140,000 shares of our common stock.

(11)	As of March 31, 2012, Mr. Scholl held options to purchase 140,000 shares of our common stock.

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

Share Ownership

The table below shows the number of shares of our common stock and Series A Preferred Stock beneficially owned as of July 23, 2012 by (i) those persons or groups known by us to beneficially own more than 5% of our common stock or Series A Preferred Stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, who we refer to as named executive officers, and (iv) all directors and executive officers as a group.  The number of shares beneficially owned by each individual or group is based upon information in SEC documents, other publicly available information or information available to us.  Percentage ownership information is based on 108,485,066 shares of our common stock and 6,776.37768 shares of our Series A Preferred Stock issued and outstanding as of July 23, 2012.

Shares of our common stock issuable upon the exercise of options or warrants that are presently exercisable or exercisable within 60 days of July 23, 2012 are deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares	Percent
Common Stock:
Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., Suite 1500
Miami, FL 33137	50,647,413	40.2%
Vector Group Ltd. (2)
100 S.E. Second Street, 32nd Floor
Miami, FL 33131	12,519,293	11.4%
Pallini S.p.A. (3)
via Tiburtina, 1314
00131 Roma, Italy	8,571,432	7.9%
Lafferty Limited (4)
c/o Mr. Gordon R. Snelling
Azure Ltd.
P.O. Box 134, Town Mills, Trinity Square
St. Peter Port, Guernsey, Channel Islands	6,983,318	6.4%
Mark Andrews (5)	4,772,956	4.3%
John Beaudette (6)	95,746	*
Henry C. Beinstein (7)	215,000	*
Harvey P. Eisen (8)	115,000	*
John S. Glover (9)	748,489	*
Glenn L. Halpryn (10)	4,036,006	3.7%
Richard J. Lampen (11)	2,547,916	2.3%
Micaela Pallini (12)	130,000	*
Steven D. Rubin (13)	116,000	*
Dennis Scholl (14)	4,199,690	3.8%
T. Kelley Spillane (15)	434,996	*
All directors and executive officers as a group (13 persons) (16)	68,925,641	52.24%

* Less than 1 percent.

1	This information has been derived from a Schedule 13D, as amended, filed with the SEC on October 27, 2011. Includes 130,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2012. Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust. Frost-Nevada Limited Partnership is the sole and exclusive beneficiary of Frost Nevada Investments Trust. Dr. Frost is one of five limited partners of Frost-Nevada Limited Partnership and the sole shareholder of Frost-Nevada Corporation, the sole general partner of Frost Nevada Limited Partnership. Dr. Frost disclaims beneficial ownership of the shares underlying the warrants and the shares held by the Frost Nevada Investments Trust except to the extent of his pecuniary interest. Also Includes (i) 23,311,092 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee, (ii) 11,293,304 shares of common stock issuable upon conversion of 3,433.1644 shares of Series A Preferred Stock held by the Frost Gamma Investments Trust, (iii) 5,646,654 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 23, 2012 held by the Frost Gamma Investments Trust, and (iv) 295,795 shares of common stock accrued as stock dividends on the Series A Preferred Stock, issuable upon its conversion or a liquidation, which dividends accrue at the rate of 10% per annum. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.

2	This information has been derived from a Schedule 13D, as amended, filed with the SEC on October 27, 2011. Includes (i) 715,592 shares of common stock issuable upon conversion of 217.5397 shares of Series A Preferred Stock, (ii) 357,796 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 23, 2012, and (iii) 17,329 shares of common stock accrued as stock dividends on the Series A Preferred Stock, issuable upon its conversion or a liquidation, which dividends accrue at the rate of 10% per annum. Excludes (i) 1,246,501 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group, and a director and the president and chief executive officer of our company, and (ii) 215,000 shares of common stock beneficially owned by Henry C. Beinstein, a director of our company, who is also a director of Vector Group.

3	This information has been derived from a Schedule 13D filed with the SEC on October 23, 2008. Excludes 30,000 shares of common stock owned by Virgilio Pallini, an officer and director of, and holder of shareholder voting rights in, Pallini S.p.A., as to which Pallini S.p.A. disclaims beneficial ownership pursuant to Rule 13d-4.

4	This information has been derived from a Schedule 13D, as amended, filed with the SEC on October 27, 2011. Includes (i) 330,336 shares of common stock issuable upon conversion of 100.4219 shares of Series A Preferred Stock, (ii) 165,168 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 23, 2012, and (iii) 7,999 shares of common stock accrued as stock dividends on the Series A Preferred Stock, issuable upon its conversion or a liquidation, which dividends accrue at the rate of 10% per annum. Azure Limited, as the sole director of Lafferty Limited, determines the manner in which the securities held by Lafferty Limited are voted and disposed of by Lafferty Limited.

5	Includes 1,183,079 shares of common stock held by Knappogue Corp. Knappogue Corp. is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Includes (i) 1,017,080 shares of common stock issuable upon conversion of 309.1918 shares of Series A Preferred Stock, (ii) 508,540 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 23, 2012, and (iii) 28,349 shares of common stock accrued as stock dividends on the Series A Preferred Stock, issuable upon its conversion or a liquidation, which dividends accrue at the rate of 10% per annum. Also includes 206,250 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2012 and 750,626 shares of common stock held jointly by Mr. Andrews and his wife.

6	Includes 7,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal shareholder. Mr. Beaudette disclaims beneficial ownership of these shares except to the extent of his pecuniary interest. Also includes 61,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2012.

7	Includes 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2012. Excludes shares of common stock beneficially owned by Vector Group Ltd., of which Mr. Beinstein serves as a director.

8	Includes 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2012.

9	Includes 156,650 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2012 and 214,286 shares of restricted stock vesting within 60 days of July 23, 2012. Also includes (i) 164,474 shares of common stock issuable upon conversion of 50.0000 shares of Series A Preferred Stock, (ii) 82,237 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 23, 2012, and (iii) 5,842 shares of common stock accrued as stock dividends on the Series A Preferred Stock, issuable upon its conversion or a liquidation, which dividends accrue at the rate of 10% per annum.

10	Includes 2,857,144 shares of common stock held by Halpryn Group IV, LLC, of which Mr. Halpryn is a member. Mr. Halpryn disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein. Also includes (i) 688,132 shares of common stock issuable upon conversion of 209.1918 shares of Series A Preferred Stock, (ii) 344,066 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 23, 2012, and (iii) 16,664 shares of common stock accrued as stock dividends on the Series A Preferred Stock, issuable upon its conversion or a liquidation, which dividends accrue at the rate of 10% per annum. Includes 80,000 shares of common stock issuable upon exercise of options held by Mr. Halpryn exercisable within 60 days of July 23, 2012.

11	Includes 600,000 shares of common stock issuable upon exercise of options held by Mr. Lampen exercisable within 60 days of July 23, 2012. Also includes (i) 852,606 shares of common stock issuable upon conversion of 259.1918 shares of Series A Preferred Stock, (ii) 426,303 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 23, 2012, and (iii) 22,506 shares of common stock accrued as stock dividends on the Series A Preferred Stock, issuable upon its conversion or a liquidation, which dividends accrue at the rate of 10% per annum. Excludes shares of common stock beneficially owned by Vector Group Ltd., of which Mr. Lampen serves as an executive officer.

12	Includes 80,000 shares of common stock issuable upon exercise of options held by Ms. Pallini exercisable within 60 days of July 23, 2012. Excludes (i) 8,571,432 shares of common stock held by Pallini S.p.A., of which Ms. Pallini is an officer, and (ii) 214,412 shares of common stock owned by Virgilio Pallini, Ms. Pallini’s father, as to which she disclaims beneficial ownership pursuant to Rule 13d-4.

13	Includes 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 27, 2011.

14	Includes (i) 353,139 shares of common stock issuable upon conversion of 107.3540 shares of Series A Preferred Stock, (ii) 176,570 shares of common stock issuable upon exercise of warrants exercisable within 60 days of July 23, 2012, and (iii) 8,552 shares of common stock accrued as stock dividends on the Series A Preferred Stock, issuable upon its conversion or a liquidation, which dividends accrue at the rate of 10% per annum. Includes 45,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2012.

15	Includes 140,150 shares of common stock issuable upon exercise of options exercisable within 60 days of July 23, 2012 and 214,286 shares of restricted stock vesting within 60 days of July 23, 2012.

16	Includes 1,733,400 shares of common stock issuable upon exercise of options, and 197,000 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of July 23, 2012 and 578,572 shares of restricted stock vesting within 60 days of July 23, 2012.

	Beneficial ownership of our preferred stock
Name and Address of Beneficial Owner	Number of Shares	Percent
10% Series A Convertible Preferred Stock:
Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., Suite 1500
Miami, FL 33137	3,433	50.7%
SK Partners
485 Underhill Blvd., Suite 205
Syosset, NY 11791	500	7.4%
Alpha Capital Anstalt
Pradafaut 7
Furstentums 1490
Vaduz Liechtenstein	445	6.6%

1	This information has been derived from a Schedule 13D, as amended, filed with the SEC on October 27, 2011. Consists of 3,433.1644 shares of Series A Preferred Stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2012 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	20,326,472	$0.99	5,090,829
Equity compensation plans not approved by security holders	—	—	—
Total	20,362,472	$0.99	5,090,829

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related party transactions

Relationship with Pallini S.p.A.

Since August 2004, we have had an agreement with Pallini S.p.A. (formerly known as I.L.A.R. S.p.A.), which became a more than 5% shareholder in October 2008, under which we are the exclusive U.S. importer for Pallini Limoncello and its flavor extensions.  In January 2011, we entered into an agreement with Pallini Internazionale S.r.l. (“Pallini”), as successor in interest to I.L.A.R., regarding the importation and distribution of certain Pallini brand products, under which the exclusive territory is the fifty states of the United States of America and the District of Columbia, but does not include Puerto Rico, overseas territories or military bases of the United States that were included in the August 2004 agreement.  The January 2011 agreement supersedes our August 2004 agreement with Pallini S.p.A.  The terms of the January 2011 agreement were effective as of April 1, 2010.  Ms. Pallini, one of our directors, is a director and the head of production of Pallini S.p.A.  For the fiscal years ended March 31, 2012 and March 31, 2011, we purchased $3,502,878 and $2,948,625 of goods from Pallini, respectively. As of March 31, 2012 and 2011, Pallini owed us $122,640 and 216,361 for its share of marketing expense, respectively.  Also, as of March 31, 2012 and 2011, we were indebted to Pallini for $436,561 and $695,270, respectively.

Agreements with Ladenburg Thalmann & Co. Inc. and Ladenburg Thalmann Financial Services Inc.

In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc, the parent of Ladenburg Thalmann & Co. Inc., for its costs in providing certain administrative, legal and financial services to us.  Mr. Lampen, our president and chief executive officer and a director, is the president and chief executive officer and a director of Ladenburg Thalmann Financial Services Inc.  Dr. Frost, one of our directors, is the chairman and principal shareholder of Ladenburg Thalmann Financial Services Inc.  Mr. Beinstein, one of our directors, is a director of Ladenburg Thalmann Financial Services Inc.  For the fiscal years ended March 31, 2012 and 2011, Ladenburg Thalmann Financial Services Inc. was paid $183,888 and $124,450, respectively, under this agreement.

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

Loans from Certain Executive Officers, Directors and Shareholders

In December 2010, we issued promissory notes in the aggregate principal amount of $1.0 million to Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, a director and principal shareholder of our company, Vector Group Ltd., a principal shareholder of ours, IVC Investments, LLLP, an entity affiliated with Mr. Glenn Halpryn, a director of our company, Mark Andrews, our chairman, and Richard Lampen, our president and chief executive officer. Borrowings under these notes were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. Interest was accrued quarterly and was due at maturity. These notes could be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. These notes did not contain any financial covenants. In October 2011, these notes, and accrued but unpaid interest thereon, were converted into Series A Preferred Stock and 2011 Warrants as part of the June 2011 Financing Transaction described below.

In June 2010, we issued a $2.0 million note to an affiliate of Phillip Frost, M.D., which we refer to as the Frost Note. Borrowings under the Frost Note were to mature on June 21, 2012 and bore interest at a rate of 11% per annum. Interest was accrued quarterly and was due at maturity. The Frost Note could be prepaid in whole or in part at any time prior to maturity without penalty, but with payment of accrued interest to the date of prepayment. The Frost Note did not contain any financial covenants. In October 2011, this note, and accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the June 2011 Financing Transaction.

In December 2009, we entered into a $2.5 million revolving credit agreement with, among others, Frost Gamma Investments Trust, Vector Group Ltd., Lafferty Ltd., IVC Investors, LLLP, Mark Andrews and Richard Lampen. Under the credit agreement, we were able to borrow from time to time up to $2.5 million to be used for working capital or general corporate purposes. Borrowings under the credit agreement were to mature on April 1, 2013 and bore interest at a rate of 11% per annum, payable quarterly. We paid an aggregate commitment fee of $0.05 million to the lenders under the credit agreement. Amounts could be repaid and reborrowed under the revolving credit agreement without penalty. In August 2011, $2.0 million of principal and accrued interest was paid on this note in connection with the closing of our revolving loan agreement with Keltic Financial Partners II, LP. In October 2011, the remaining $0.5 million of this note, and accrued but unpaid interest thereon, was converted into Series A Preferred Stock and 2011 Warrants as part of the June 2011 Financing Transaction.

In connection with the September 2009 Betts & Scholl acquisition, we issued a secured promissory note in the aggregate principal amount of $1.1 million to Betts & Scholl, LLC, an entity affiliated with Mr. Scholl, one of our directors. The note was secured under a security agreement by the Betts & Scholl inventory acquired. The note provided for an initial payment of $0.3 million, paid at closing, and for eight equal quarterly payments of principal and interest, with the final payment due on September 21, 2011. Interest under the note accrued at an annual rate of 0.84%, compounded quarterly. In December 2010, we amended the terms of the note to provide that the quarterly payments of principal and interest due December 21, 2010 and March 21, 2011, each in the amount of $0.1 million, would not be due and payable until the maturity date of such note and that such installment payments would bear interest, payable on such maturity date, at the rate of 11% per annum, compounded quarterly. In August 2011, $0.2 million of principal and accrued interest was paid on this note in connection with the closing of the Keltic facility. In October 2011, the remaining $0.1 million due under this note was converted into Series A Preferred Stock and 2011 Warrants as part of the June 2011 Financing Transaction.

Agreement with Vector Group Ltd.

In November 2008, we entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002.  In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice.  For the fiscal years ended March 31, 2012 and March 31, 2011, we paid Vector Group $118,893 and $105,326, respectively, under this agreement.  Mr. Beinstein, a director of our company, is also a director of Vector Group.

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

Also on June 8, 2011, we entered into a Securities Purchase Agreement (“Affiliate Purchase Agreement”), with directors, officers and other affiliates of ours (“Affiliate Purchasers”), under which the Affiliate Purchasers agreed to purchase an aggregate of approximately $1,005,000 of Series A Preferred Stock and warrants on substantially the same terms as under the Securities Purchase Agreements, subject to shareholder approval of such issuance under NYSE MKT rules.  Pending shareholder approval, we issued an aggregate of approximately $1,005,000 in promissory notes (“Temporary Notes”) to the Affiliate Purchasers, which together with accrued but unpaid interest thereon converted automatically into Series A Preferred Stock and warrants following shareholder approval.  The Temporary Notes bore interest at a rate of 10% per year.  These notes, and accrued but unpaid interest thereon, converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE MKT approval of such transaction. The Affiliate Purchasers included Frost Gamma Investments Trust ($600,000), Mr. Lampen ($50,000), Mr. Andrews and certain of his affiliates ($300,000), Mr. Glover, our chief operating officer ($50,000), and Mr. Small, our senior vice president, chief financial officer, secretary and treasurer ($5,000).

Also on June 8, 2011, we entered into an Exchange Agreement (“Exchange Agreement” and together with the Securities Purchase Agreements and the Affiliate Purchase Agreement, the “Purchase Agreements”), with holders of our outstanding debt, including directors, officers and other affiliates of ours (“Exchange Purchasers”), under which the Exchange Purchasers agreed to purchase Series A Preferred Stock and warrants in exchange for approximately $3,607,000 aggregate principal amount of our existing debt, and accrued but unpaid interest thereon, on substantially the same terms as the Securities Purchase Agreement and the Affiliate Purchase Agreement, subject to shareholder approval.  These notes and accrued but unpaid interest thereon converted into Series A Preferred Stock and 2011 Warrants in October 2011 following shareholder and NYSE MKT approval of such transaction. The Exchange Purchasers of our existing debt included Frost Gamma Investments Trust ($2,500,000), Vector Group Ltd. ($200,000), Mr. Lampen ($200,000), Mr. Andrews ($200,000), IVC Investments, LLP ($200,000), and Betts & Scholl, LLC (which converted principal, but not accrued but unpaid interest thereon) ($107,354).

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

Independence of Directors

We follow the NYSE MKT rules in determining if a director is independent.  Our board of directors also consults with our counsel to ensure that the board’s determination is consistent with those rules and all other relevant laws and regulations regarding director independence.  Consistent with these considerations, our board of directors has determined that Messrs. Beaudette, Beinstein, Eisen, Halpryn and Rubin are independent directors.  The other remaining directors may not be deemed independent under the NYSE MKT rules because they currently have relationships with us that may result in them being deemed not “independent.”  All members of our audit, compensation and nominating and corporate governance committees are independent.  The members of our audit committee are also independent under Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

Fees Paid to EisnerAmper LLP

The following table sets forth the fees that we paid or accrued for the audit and other services provided by EisnerAmper LLP, our independent auditors, in fiscal years 2012 and 2011:

	2012	2011
Audit Fees	$223,330	$233,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	8,500	—
Total	$231,830	$233,500

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

Tax Fees

This category would include fees for professional services rendered by EisnerAmper LLP for tax compliance, tax advice and tax planning.

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

Our audit committee pre-approved all fees of our principal accounting firm for fiscal 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2012.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	July 27, 2012
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	July 27, 2012
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews*	Director	July 27, 2012
Mark Andrews

/s/ John F. Beaudette*	Director	July 27, 2012
John F. Beaudette

/s/ Henry C. Beinstein*	Director	July 27, 2012
Henry C. Beinstein

/s/ Harvey P. Eisen*	Director	July 27, 2012
Harvey P. Eisen

/s/ Phillip Frost, M.D.*	Director	July 27, 2012
Phillip Frost, M.D.

/s/ Glenn L. Halpryn *	Director	July 27, 2012
Glenn L. Halpryn

/s/ Micaela Pallini *	Director	July 27, 2012
Micaela Pallini

/s/ Steven D. Rubin*	Director	July 27, 2012
Steven D. Rubin

/s/ Dennis Scholl*	Director	July 27, 2012
Dennis Scholl

* By Alfred J. Small, as Attorney-in-Fact pursuant to a Power of Attorney included on the signature page to the Original 10-K.

