Form 10-Q
period 2012-06-30
Castle Brands Inc
filed 2012-08-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The Company had 108,485,066 shares of $.01 par value common stock outstanding at August 13, 2012.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$274,121	$484,362
Accounts receivable — net of allowance for doubtful accounts of $379,491 and $411,272, respectively	5,943,463	6,268,432
Due from shareholders and affiliates	226,378	122,640
Inventories— net of allowance for obsolete and slow moving inventory of $290,396 and $290,316, respectively	11,484,037	10,732,698
Prepaid expenses and other current assets	1,030,029	784,331

Total Current Assets	18,958,028	18,392,463

Equipment — net	576,303	620,840
Other Assets
Investment in non-consolidated affiliate, at equity	133,298	130,850
Intangible assets — net of accumulated amortization of $5,089,752 and $4,906,061, respectively	10,143,973	10,302,288
Goodwill	1,280,138	1,243,058
Restricted cash	440,785	468,275
Other assets	185,306	197,003

Total Assets	$31,717,831	$31,354,777

LIABILITIES AND EQUITY:
Current Liabilities
Accounts payable	$4,422,739	$4,771,140
Accrued expenses	746,977	442,618
Due to shareholders and affiliates	2,229,427	1,584,270

Total Current Liabilities	7,399,143	6,798,028

Long-Term Liabilities
Notes payable	4,592,965	4,061,411
Warrant liability	776,018	684,690
Deferred tax liability	1,777,570	1,814,608

Total Liabilities	14,545,696	13,358,737

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 6,777 and 6,897 shares of series A convertible preferred stock issued and outstanding at June 30 and March 31, 2012, respectively (liquidation value of $7,387,113 and $7,327,262 at June 30 and March 31, 2012, respectively)	67,764	68,965
Common stock, $.01 par value, 225,000,000 shares authorized, 108,485,066 and 108,052,067 shares issued and outstanding at June 30 and March 31, 2012, respectively	1,084,850	1,080,520
Additional paid-in capital	142,289,027	142,052,646
Accumulated deficit	(125,086,439)	(124,076,608)
Accumulated other comprehensive loss	(1,965,698)	(1,801,656)

Total controlling shareholders’ equity	16,389,504	17,323,867

Noncontrolling interests	782,631	672,173

Total equity	17,172,135	17,996,040

Total Liabilities and Equity	$31,717,831	$31,354,777

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2012	2011
Sales, net*	$9,719,427	$7,392,384
Cost of sales*	6,286,775	4,646,095

Gross profit	3,432,652	2,746,289

Selling expense	2,622,992	2,606,781
General and administrative expense	1,328,600	1,268,400
Depreciation and amortization	231,082	228,145

Loss from operations	(750,022)	(1,357,037)

Gain (loss) from equity investment in non-consolidated affiliate	348	(17,457)
Foreign exchange gain (loss)	195,941	(122,076)
Interest expense, net	(111,020)	(177,541)
Net change in fair value of warrant liability	(91,328)	(24,874)
Income tax benefit	37,038	37,038

Net loss	(719,043)	(1,661,947)
Net income attributable to noncontrolling interests	(110,458)	(105,064)

Net loss attributable to controlling interests	(829,501)	(1,767,011)

Dividend to preferred shareholders	(179,951)	(329,460)

Net loss attributable to common shareholders	$(1,009,452)	$(2,096,471)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.02)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	108,392,255	107,202,145

* Sales, net and Cost of sales include excise taxes of $1,381,541 and $1,215,619 for the three months ended June 30, 2012 and 2011, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

4

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Net loss	$(719,043)	$(1,661,947)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(164,042)	58,249

Total other comprehensive (loss) income:	(164,042)	58,249

Comprehensive loss	$(883,085)	$(1,603,698)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2012	6,897	$68,965	108,052,067	$1,080,520	$142,052,646	$(124,076,608)	$(1,801,656)	$672,173	$17,996,040

Comprehensive loss
Net (loss) income						(829,501)		110,458	(719,043)
Foreign currency translation adjustment							(164,042)		(164,042)

Total comprehensive loss									(883,085)
Conversion of series A preferred stock and accrued dividends	(120)	(1,201)	432,999	4,330	(2,750)	(379)			—
Accrued dividends - series A convertible preferred stock					179,951	(179,951)			—
Stock-based compensation					59,180				59,180

BALANCE, JUNE 30, 2012	6,777	$67,764	108,485,066	$1,084,850	$142,289,027	$(125,086,439)	$(1,965,698)	$782,631	$17,172,135

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(719,043)	$(1,661,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231,082	228,145
Provision for doubtful accounts	6,000	6,911
Amortization of deferred financing costs	17,820	4,860
Change in fair value of warrant liability	91,328	24,874
Deferred tax benefit	(37,038)	(37,038)
(Gain) loss from equity investment in non-consolidated affiliate	(348)	17,457
Effect of changes in foreign exchange	(195,941)	122,076
Stock-based compensation expense	59,180	31,777
Changes in operations, assets and liabilities:
Accounts receivable	298,647	711,833
Due from affiliates	(103,738)	103,861
Inventory	(688,671)	(144,810)
Prepaid expenses and supplies	(247,016)	97,324
Other assets	(6,125)	(15,000)
Accounts payable and accrued expenses	(5,444)	(816,322)
Accrued interest	544	95,850
Due to related parties	645,156	(185,089)

Total adjustments	65,436	246,709

NET CASH USED IN OPERATING ACTIVITIES	(653,607)	(1,415,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(19,094)	(51,372)
Acquisition of intangible assets	(25,376)	—
Change in restricted cash	3,460	(394)
Payments under contingent consideration agreements	(37,080)	(11,280)

NET CASH USED IN INVESTING ACTIVITIES	(78,090)	(63,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Keltic facility	528,909	—
Note payable — Betts & Scholl	—	(106,918)
Interim notes – affiliate investors	—	1,005,000
Issuance of series A convertible preferred stock	—	2,155,000
Costs of issuance of series A convertible preferred stock	—	(181,100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	528,909	2,871,982

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(7,453)	4,206
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(210,241)	1,397,904
CASH AND CASH EQUIVALENTS — BEGINNING	484,362	1,047,372

CASH AND CASH EQUIVALENTS — ENDING	$274,121	$2,445,276

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of warrant liability in connection with series A convertible preferred stock	$—	$347,059

Interest paid	$92,630	$69,389

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2012 is derived from the March 31, 2012 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2012 included in the Company’s annual report on Form 10-K for the year ended March 31, 2012, as amended (“2012 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2012 Form 10-K for additional disclosures and a description of accounting policies.

A.	Description of business and business combination — The consolidated financial statements include the accounts of Castle Brands Inc. (the “Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka, tequila and wine in the United States, Canada, Europe, and Asia. Prior to March 31, 2012, the vodka, Irish whiskeys and certain liqueurs were procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Beginning April 1, 2012, CB-USA began purchasing these goods directly from the suppliers.

C.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of non-consolidated affiliate equity investment as a component of net income or loss.

D.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

E.	Impairment of long-lived assets — Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. Prior to March 31, 2012, the Company’s vodka, Irish whiskeys and certain liqueurs were procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Beginning April 1, 2012, CB-USA began purchasing these goods directly from the suppliers, with the risk of foreign exchange gain or loss remaining with CB-USA.

H.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

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

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of June 30, 2012 or 2011.

The Company’s income tax benefit for the three months ended June 30, 2012 and 2011 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month periods ended June 30, 2012 and 2011, the Company recognized $37,038 of deferred tax benefits.

J.	Accounting standards adopted — In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance amends ASC No. 220, Comprehensive Income, and gives reporting entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. This new guidance was effective for the Company April 1, 2012 and is applied retrospectively. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

K.	Recent accounting pronouncements — In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

L.	Reclassification — Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends. In computing diluted net loss per share for the three months ended June 30, 2012 and 2011, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2012	2011
Stock options	7,945,765	6,095,500
Warrants to purchase common stock	11,974,087	5,471,227
Convertible preferred stock and accrued dividends	24,269,660	7,088,820

Total	44,189,512	18,655,547

NOTE 3 — INVENTORIES

	June 30,	March 31,
	2012	2012
Raw materials	$3,675,639	$3,107,615
Finished goods – net	7,808,398	7,625,083

Total	$11,484,037	$10,732,698

As of June 30 and March 31, 2012, 23% and 22%, respectively, of raw materials and 4% and 3%, respectively, of finished goods were located outside of the United States.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the three months ended June 30, 2012 and 2011, CB-USA purchased $168,320 and $67,937, respectively, in finished goods from DPCP under the distribution agreement. As of June 30, 2012, DPCP was indebted to CB-USA in the amount of $108,147, which is included in due from shareholders and affiliates on the accompanying condensed consolidated balance sheet. As of March 31, 2012, CB-USA was indebted to DPCP in the amount of $28,469, which is included in due to shareholders and affiliates on the accompanying condensed consolidated balance sheet. At June 30, 2012, CB-USA owned 20% of DPCP and, under the terms of the agreement, will increase its stake in DPCP based on achieving case sale targets. CB-USA also earns a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For each of the three months ended June 30, 2012 and 2011, CB-USA earned $2,100 in interest income on its capital contribution to DPCP. The Company has accounted for this investment under the equity method of accounting. This investment balance was $133,298 and $130,850 at June 30 and March 31, 2012, respectively.

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne purchase agreement, as amended, the Company was required to pay contingent consideration, not to exceed $4,000,000, to the sellers based on the financial performance of certain assets of the acquired business through March 31, 2011. The Company is also required to pay contingent consideration, based on the case sales of Jefferson’s Presidential Select for a specified amount of cases, rather than a fixed period of time. For the three months ended June 30, 2012 and 2011, the sellers earned $37,080 and $11,280, respectively, under this agreement. The contingent consideration payments have been recorded as an increase to goodwill.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended June 30, 2012 were as follows:

Amount
Balance as of March 31, 2012	$1,243,058

Payments under McLain and Kyne agreement	37,080

Balance as of June 30, 2012	$1,280,138

Intangible assets consist of the following:

	June 30,	March 31,
	2012	2012
Definite life brands	$170,000	$170,000
Trademarks	557,947	557,947
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	68,771	43,395
Patents	994,000	994,000
Other	28,480	28,480

	10,754,753	10,729,377
Less: accumulated amortization	5,089,752	4,906,061

Net	5,665,001	5,823,316
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$10,143,973	$10,302,288

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Accumulated amortization consists of the following:

	June 30,	March 31,
	2012	2012
Definite life brands	$163,386	$160,552
Trademarks	205,515	197,197
Rights	3,995,259	3,857,271
Distributor relationships	183,944	166,978
Product development	13,228	12,210
Patents	528,420	511,853
Other	-	-

Accumulated amortization	$5,089,752	$4,906,061

NOTE 7 — RESTRICTED CASH

At June 30 and March 31, 2012, the Company had €351,346 or $440,785 (translated at the June 30, 2012 exchange rate) and €351,089 or $468,275 (translated at the March 31, 2012 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility.

NOTE 8 — NOTES PAYABLE

	June 30,	March 31,
	2012	2012
Notes payable consist of the following:
Note payable (A)	$214,225	$211,580
Credit agreement (B)	4,378,740	3,849,831

Total	$4,592,965	$4,061,411

A.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2012, $10,579 of accrued interest was converted to amounts due to affiliates. At June 30, 2012, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2012, $211,580 of principal due on the GCP Note is included in long-term liabilities.

B.	In August 2011, the Company and CB-USA entered into the Keltic Facility, a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. In July 2012, as described in Note 16, the Keltic Facility was amended to increase availability to $7,000,000, among other changes. The Company and CB-USA are referred to individually and collectively as the Borrower. The Keltic Facility expires on August 19, 2014. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. For the three months ended June 30, 2012, the Company paid interest at 6.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. There have been no Events of Default under the Keltic Facility. In addition to a $100,000 commitment fee paid on the original revolving loan agreement and a $40,000 commitment fee paid on the amended agreement, Keltic also receives an annual facility fee and a collateral management fee. The loan agreement contains standard borrower representations and warranties for asset based borrowing and a number of reporting obligations and affirmative and negative covenants. The loan agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At June 30, 2012, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At June 30 and March 31, 2012, $4,378,740 and $3,849,831, respectively, due on the Keltic Facility is included in long-term liabilities. See Note 16.

NOTE 9 — EQUITY

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months ended June 30, 2012 and 2011, the Company recorded accrued dividends of $179,951 and $10,755, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2011, the Company also recognized a related beneficial conversion feature of $318,705 as a fully accreted deemed dividend.

Preferred stock conversions - In May 2012, holders of Series A Preferred Stock converted 70.1 shares of Series A Preferred Stock, and accrued dividends thereon, into 251,438 shares of common stock.

In June 2012, a holder of Series A Preferred Stock converted 50 shares of Series A Preferred Stock, and accrued dividends thereon, into 181,561 shares of common stock.

NOTE 10 — WARRANTS

The 2011 Warrants issued in connection with the Series A Preferred Stock have an exercise price of $0.38 per share, subject to adjustment, and are exercisable for a period of five years.  The exercise price of the 2011 Warrants is equal to 125% of the conversion price of the Series A Preferred Stock.

The Company accounted for the 2011 Warrants issued in June 2011 in the condensed consolidated financial statements as a liability at their initial fair value of $347,059 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $447,398. Changes in the fair value of the 2011 Warrants will be recognized in earnings for each subsequent reporting period. At June 30 and March 31, 2012, the fair value of the 2011 Warrants was included in the condensed consolidated balance sheet under the caption Warrant liability of $776,018 and $684,690, respectively. For the three months ended June 30, 2012 and 2011, the Company recorded a charge for the change in the value of the 2011 Warrants of ($91,328) and ($24,874), respectively.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	June 30, 2012	March 31, 2012
Risk-free interest rate	0.41%	0.51%
Expected option life in years	1.38	1.63
Expected stock price volatility	65%	65%
Expected dividend yield	0%	0%

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30 and March 31, 2012, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 12 — STOCK-BASED COMPENSATION

In June 2012, the Company granted to certain employees options to purchase an aggregate of 172,166 shares of the Company’s common stock at an exercise price of $0.28 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in June 2022, vest 33.3% on each of the first three anniversaries of the grant date. The Company has valued the options at $27,547 using the Black-Scholes option pricing model.

In June 2012, the Company granted to employees, directors and certain consultants options to purchase an aggregate of 1,443,000 shares of the Company’s common stock at an exercise price of $0.31 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in June 2022, vest 25% on each of the first four anniversaries of the grant date. The Company has valued the options at $259,740 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended June 30, 2012 and 2011 amounted to $59,180 and $31,777, respectively. At June 30, 2012, total unrecognized compensation cost amounted to approximately $703,514, representing 4,370,698 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.66 years. There were no options exercised during the three months ended June 30, 2012 and 2011. The Company did not recognize any related tax benefit for the three months ended June 30, 2012 and 2011 from option exercises.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase that amount, subject to certain annual adjustments. For the contract year ending June 30, 2013, the Company has contracted to purchase approximately €649,073 or $816,306 (translated at the June 30, 2012 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase that amount, subject to certain annual adjustments. For the contract year ending June 30, 2013, the Company has contracted to purchase approximately €211,860 or $266,446 (translated at the June 30, 2012 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease expires on April 30, 2013 and provides for monthly payments of $16,779. The Dublin lease expires on November 30, 2013 and provides for monthly payments of €1,250 or $1,572 (translated at the June 30, 2012 exchange rate). The Houston, TX lease expires January 31, 2013 and provides for monthly payments of $1,693. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 14 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company did not exceed the limits in effect as of June 30 and March 31, 2012.

B.	Customers — Sales to three customers accounted for approximately 46.1% of the Company’s revenues for the three months ended June 30, 2012 (of which one customer accounted for 32.3%) and approximately 44.3% of accounts receivable at June 30, 2012. Sales to three customers accounted for approximately 43.0% of the Company’s revenues for the three months ended June 30, 2011 (of which one customer accounted for 27.5%) and approximately 36.4% of accounts receivable at June 30, 2011.

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

	Three Months ended June 30,
	2012		2011
Consolidated Revenue:
International	$1,553,548	16.0%	$961,452	13.0%
United States	8,165,879	84.0%	6,430,932	87.0%

Total Consolidated Revenue	$9,719,427	100.0%	$7,392,384	100.0%

Consolidated Results from Operations:
International	$(57,286)	7.6%	$(24,317)	1.8%
United States	(692,736)	92.4%	(1,332,720)	98.2%

Total Consolidated Results from Operations	$(750,022)	100.0%	$(1,357,037)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(51,728)	6.2%	$(186,575)	8.9%
United States	(777,773)	93.8%	(1,909,896)	91.1%

Total Consolidated Net Loss Attributable to Common Shareholders	$(829,501)	100.0%	$(2,096,471)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$4,126,471	42.6%	$3,096,755	41.9%
Liqueurs	1,656,805	17.0%	1,470,015	19.9%
Whiskey	1,820,081	18.7%	941,890	12.7%
Vodka	1,002,726	10.3%	985,355	13.3%
Tequila	99,762	1.0%	92,494	1.3%
Wine	158,606	1.6%	303,478	4.1%
Other*	854,976	8.8%	502,397	6.8%

Total Consolidated Revenue	$9,719,427	100.0%	$7,392,384	100.0%

	As of June 30, 2012		As of March 31, 2012
Consolidated Assets:
International	$2,066,661	6.5%	2,430,226	7.6%
United States	29,651,170	93.5%	28,924,551	92.4%

Total Consolidated Assets	$31,717,831	100.0%	31,354,777	100.0%

*Includes related non-beverage alcohol products.

NOTE 16 — SUBSEQUENT EVENTS

In July 2012, the Company and CB-USA entered into a First Amendment to Keltic Facility (as amended, the "Loan Agreement") providing for availability (subject to certain terms and conditions) of a facility of up to $7,000,000 for the purpose of providing the Company and CB-USA with working capital. The Company and CB-USA are referred to individually and collectively as the Borrower. The Loan Agreement amends the August 2011 facility between the Borrower and Keltic, which provided for a facility of up to $5,000,000. Unless sooner terminated in accordance with its terms, the facility expires on August 19, 2014.

The Borrower may borrow up to the maximum amount of the facility, provided that the Borrower has a sufficient borrowing base. The borrowing base equals (a) up to 85% of the aggregate amount of the Borrower’s "Eligible Receivables" (as defined in the Loan Agreement), plus (b) the least of (i) 50% of the "Value" (as defined in the Loan Agreement) of the Borrower’s "Eligible Inventory" (as defined in the Loan Agreement), (ii) $3,000,000 and (iii) 60% of the Borrowing Capacity (as defined in the Loan Agreement) at such time, less (c) the aggregate amount of all Reserves (as defined in the Loan Agreement) in effect at such time.

The facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Facility interest rate. In addition to a $40,000 commitment fee, Keltic will also receive an annual facility fee in an amount equal to 1% per annum of the maximum facility amount and a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default).

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Borrower is required, among other things, to provide Keltic with weekly borrowing base certificates, monthly reports, annual financial statements and other current and periodic financial, operating and business records and reports, as well as tax returns and such other information as Keltic may from time to time request.

The Loan Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends.

The Loan Agreement specifies certain Events of Default that include, among others, payment defaults, violations of affirmative and negative covenants in the Loan Agreement, imposition of certain liens, and events of insolvency and bankruptcy. Upon a Default or Event of Default, Keltic may terminate or suspend its obligation to make further advances and upon an Event of Default Keltic may, among other things, accelerate the Facility repayment and declare all obligations under the Loan Agreement to be immediately due and payable.

In connection with the Loan Agreement, the Company and CB-USA have entered into the following ancillary agreements with Keltic: an Amended and Restated Revolving Note and a Reaffirmation Agreement with certain officers of the Company and CB-USA, including John Glover, the Company's Chief Operating Officer, T. Kelley Spillane, the Company's Senior Vice President - Global Sales, and Alfred J. Small, the Company's Senior Vice President, Chief Financial Officer, Secretary & Treasurer, which reaffirms the existing Validity and Support Agreements by and among each officer, each Borrower and Keltic.

The obligations of the Borrower under the Loan Agreement are secured by the grant of a pledge and security interest over all of the assets of the Borrower.

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

Recent Events

Keltic Facility

In July 2012, we entered into a First Amendment to the revolving loan agreement ("Loan Agreement") with Keltic Financial Partners II, LP ("Keltic"), which we refer to as the Keltic Facility, providing for availability (subject to certain terms and conditions) of a facility of up to $7.0 million for the purpose of providing working capital. The Loan Agreement amends the August 2011 facility between us and Keltic, which provided for a facility of up to $5.0 million. The Keltic Facility expires on August 19, 2014. We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. Interest has been paid at 6.5% and there have been no Events of Default. In addition to a $100,000 commitment fee paid on the original Loan Agreement and a $40,000 commitment fee paid on the amended Loan Agreement, Keltic will also receive an annual facility fee and a collateral management fee. The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At June 30, 2012, we were in compliance, in all material respects, with the covenants under the Keltic Facility.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2012, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2012, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.25765 (equivalent to U.S. $1.00 = €0.79503) and  £1.00 = U.S. $1.56148 (equivalent to U.S. $1.00 = £0.64032).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2012, as amended, which we refer to as our 2012 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three Months ended
	June 30,
	2012	2011
Cases
United States	70,170	56,184
International	15,960	13,935

Total	86,130	70,119

Rum	42,442	30,792
Vodka	17,080	18,165
Liqueurs	15,085	13,281
Whiskey	9,388	5,481
Tequila	536	479
Wine	1,449	1,766
Other	150	155

Total	86,130	70,119

Percentage of Cases
United States	81.5%	80.1%
International	18.5%	19.9%

Total	100.0%	100.0%

Rum	49.3%	43.9%
Vodka	19.8%	25.9%
Liqueurs	17.5%	18.9%
Whiskey	10.9%	7.8%
Tequila	0.6%	0.7%
Wine	1.7%	2.5%
Other	0.2%	0.2%

Total	100.0%	100.0%

The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Three Months ended June 30,
	2012	2011
Cases
United States	63,630	37,083
International	5,726	2,396

Total	69,356	39,479

United States	91.7%	93.9%
International	8.3%	6.1%

Total	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three Months ended
	June 30,
	2012	2011
Sales, net	100.0%	100.0%
Cost of sales	64.7%	62.8%

Gross profit	35.3%	37.2%

Selling expense	27.0%	35.3%
General and administrative expense	13.7%	17.2%
Depreciation and amortization	2.4%	3.1%

Loss from operations	(7.7)%	(18.4)%

Loss from equity investment in non-consolidated affiliate	(0.0)%	(0.2)%
Foreign exchange gain (loss)	2.0%	(1.7)%
Interest expense, net	(1.1)%	(2.4)%
Net change in fair value of warrant liability	(0.9)%	(0.3)%
Income tax benefit	0.4%	0.5%

Net loss	(7.4)%	(22.5)%
Net income attributable to noncontrolling interests	(1.1)%	(1.4)%

Net loss attributable to controlling interests	(8.5)%	(23.9)%

Dividend to preferred shareholders	(1.9)%	(4.5)%

Net loss attributable to common shareholders	(10.4)%	(28.4)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three Months ended
	June 30,
	2012	2011
Net loss attributable to common shareholders	$(1,009,452)	$(2,096,471)
Adjustments:
Interest expense, net	111,020	177,541
Income tax benefit	(37,038)	(37,038)
Depreciation and amortization	231,082	228,145
EBITDA (loss)	(704,388)	(1,727,823)
Allowance for doubtful accounts	6,000	6,911
Stock-based compensation expense	59,180	31,777
(Gain) loss from equity investment in non-consolidated affiliate	(348)	17,457
Foreign exchange (gain) loss	(195,941)	122,076
Net change in fair value of warrant liability	91,328	24,874
Net income attributable to noncontrolling interests	110,458	105,064
Dividend to preferred shareholders	179,951	329,460
EBITDA, as adjusted	(453,760)	(1,090,204)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowance for doubtful accounts, non-cash compensation expense, gain (loss) from equity investment in non-consolidated affiliate, foreign exchange, net change in fair value of warrant liability, net income attributable to noncontrolling interests and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved 58.4% to ($0.5) million for the three months ended June 30, 2012, as compared to ($1.1) million for the comparable prior-year period, primarily as a result of our increased sales.

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Net sales. Net sales increased 31.5% to $9.7 million for the three months ended June 30, 2012, as compared to $7.4 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 81.5% for the three months ended June 30, 2012, as compared to 80.1% for the comparable prior-year period due to the organic growth of certain brands and the introduction of new brands into the U.S. market, partially offset by a decrease in wine sales. Our wine sales decreased due to the unavailability of certain vintages and production timing, as well as our decision to increase sales efforts on our spirits portfolio. Our international case sales grew due to strong growth in our Gosling’s and Irish whiskey sales, offset by a decrease in our vodka sales due to increased price competition and overall market conditions. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally. Net sales for the three months ended June 30, 2012 include $0.2 million in revenue from Gozio amaretto, which we launched in January 2012, and $0.3 million in revenue from our Gosling’s Dark ‘n Stormy pre-mixed cocktail, which we launched in February 2012. The growth in U.S. sales also reflects the momentum for our Gosling’s rums, Jefferson’s bourbons and our Irish whiskeys.

 The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	11,650	8,701	37.8%	37.8%
Vodka	(1,085)	1,004	(6.0)%	7.1%
Liqueurs	1,804	1,721	13.6%	13.2%
Whiskey	3,907	2,825	71.3%	79.8%
Tequila	57	57	11.9%	11.9%
Wine	(317)	(317)	(18.0)%	(18.0)%
Other	(5)	(5)	(3.2)%	(3.2)%

Total	16,011	13,986	22.8%	24.9%

Gross profit. Gross profit increased 25.0% to $3.4 million for the three months ended June 30, 2012 from $2.7 million for the comparable prior-year period, while our gross margin decreased to 35.3% for the three months ended June 30, 2012 compared to 37.2% for the comparable prior-year period. The increase in gross profit was the result of increased sales, while the decrease in our gross margin was primarily due to changes in products sold and the markets in which they are sold.

Selling expense. Selling expense was $2.6 million for each of the three-month periods ended June 30, 2012 and 2011, with a $0.1 million decrease in advertising, marketing and promotion expense offset by a $0.07 million increase in freight out and a $0.03 million increase in employee-related charges, including salaries and entertainment expense. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 27.0% for the three months ended June 30, 2012 as compared to 35.3% for the comparable prior-year period.

General and administrative expense. General and administrative expense was $1.3 million for the each of the three-month periods ended June 30, 2012 and 2011. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 13.7% for the three months ended June 30, 2012 as compared to 17.2% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended June 30, 2012 and 2011.

Loss from operations. As a result of the foregoing, loss from operations improved 44.7% to ($0.8) million for the three months ended June 30, 2012 from ($1.4) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the 2011Warrants are recognized in earnings for each reporting period. For the three months ended June 30, 2012, we recorded a loss for the change in the value of the 2011 Warrants of $0.09 million, as compared to a loss of $0.02 million for the comparable prior-year period.

Gain (loss) from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. We realized a de minimis gain from this investment in the three months ended June 30, 2012 as compared to a loss of $0.02 million for the comparable prior-year period.

Foreign exchange gain (loss). Foreign exchange gain for the three months ended June 30, 2012 was $0.2 million as compared to a loss of ($0.1) million for the three months ended June 30, 2011 due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.1) million for the three months ended June 30, 2012 as compared to interest expense, net of ($0.2) million for the comparable prior-year period. The decrease in interest expense is due to the outstanding balances then due on notes payable at June 30, 2011.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during each of the three-month periods ended June 30, 2012 and 2011 was a loss of ($0.1) million, both the result of allocated net results recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the three months ended June 30, 2012, we recognized a dividend on our Series A Preferred Stock of $0.2 million, as required by the terms of the preferred stock. For the three month ended June 30, 2011, we recognized a dividend of $0.3 million on our preferred stock. Included in such amount is a $0.3 million charge for the associated beneficial conversion feature. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved 51.8% to ($1.0) million for the three months ended June 30, 2012 as compared to ($2.1) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the three months ended June 30, 2012, as compared to ($0.02) for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three months ended June 30, 2012, we had a net loss of $1.0 million, and used cash of $0.7 million in operating activities. As of June 30, 2012, we had cash and cash equivalents of $0.3 million and had an accumulated deficit of $125.1 million.

In July 2012, we entered into a First Amendment to the Keltic Facility, providing for availability of a facility of up to $7.0 million for the purpose of providing working capital. The Loan Agreement amends the August 2011 facility between us and Keltic, which provided for a facility of up to $5.0 million.

We believe that our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until profitability, ensure continuity of supply of certain of our brands, fund future acquisitions and agency relationships, and support new brand initiatives and marketing programs.

Existing Financing

In July 2012, we entered into a First Amendment to the Loan Agreement with Keltic as described above in Recent Events.

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

Liquidity Discussion

As of June 30, 2012, we had shareholders’ equity of $17.2 million as compared to $18.0 million at March 31, 2012. This decrease is primarily due to our total comprehensive loss for the three months ended June 30, 2012.

We had working capital of $11.6 million at June 30 and March 31, 2012, with an increase in inventory offset by a decrease in accounts receivable and an increase in due to shareholders and affiliates.

As of June 30, 2012, we had cash and cash equivalents of approximately $0.3 million, as compared to $0.5 million as of March 31, 2012. The decrease is primarily attributable to the funding of our operations and working capital needs for the three months ended June 30, 2012, offset by the $0.5 million drawn on the Keltic Facility. At June 30, 2012, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We continue to implement a plan to support the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. Further, we are actively seeking to reduce certain inventory levels while supporting growth in others in an effort to improve our working capital and provide improved cash flow from operations. We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We continue to look to reduce expense, seek improvements in routes to market and contain production costs to improve cash flows.

As of June 30, 2012, we had borrowed $4.4 million of the $7.0 million available under the Keltic Facility, leaving $2.6 million in then potential availability for working capital needs. We believe our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2013.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three Months ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(654)	$(1,415)
Investing activities	(78)	(63)
Financing activities	529	2,872

Effect of foreign currency translation	(7)	4

Net (decrease) increase in cash and cash equivalents	$(210)	$1,398

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits, bulk wine and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila, Gozio amaretto, or A. de Fussigny cognacs. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at June 30, 2012 included additional stores of bulk wine and bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce these amounts in the normal course of future sales.

During the three months ended June 30, 2012, net cash used in operating activities was $0.7 million, consisting primarily of a net loss of $0.7 million, a $0.8 million increase in inventory and a $0.2 million increase in prepaid expenses. These uses of cash were partially offset by a $0.6 million increase in due to affiliates, a $0.3 million decrease in accounts receivable and depreciation and amortization expense of $0.2 million.

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

Investing Activities. Net cash used in investing activities was $0.08 million for the three months ended June 30, 2012, representing $0.04 million used in the acquisition of fixed and intangible assets and $0.04 million in payments under contingent consideration agreements.

Net cash used in investing activities was $0.06 million for the three months ended June 30, 2011, representing $0.05 million used in the acquisition of fixed assets and $0.01 million in payments under contingent consideration agreements.

Financing activities. Net cash provided by financing activities for the three months ended June 30, 2012 was $0.5 million drawn on the Keltic Facility.

Net cash provided by financing activities for the three months ended June 30, 2011 was $2.9 million, consisting of $2.0 million from the issuance of our Series A Preferred Stock and 2011 Warrants, and $1.0 million from the issuance of interim notes to affiliated parties. These proceeds were offset by the repayment of $0.1 million on the Betts & Scholl note.

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

Cautionary Note Regarding Forward Looking Statements

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our 2012 Annual Report, and as follows:

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

Item 6. Exhibits

Exhibit
Number	Description
4.1	First Amendment to Loan and Security Agreement, dated as of July 23, 2012, among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed with the SEC on July 23, 2012).

4.2	Amended and Restated Revolving Credit Note, dated as of July 23, 2012, in favor of Keltic Financial Partners II, LP (incorporated by reference to exhibit 4.2 to our current report on Form 8-K filed with the SEC on July 23, 2012).

10.1	Reaffirmation Agreement, dated as of July 23, 2012, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officers signatory thereto (incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 23, 2012).

10.2	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 17, 2012)#

10.3	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 17, 2012)#

10.4	Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

#	Management Compensation Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 13, 2012

