Form 10-Q
period 2012-09-30
Castle Brands Inc
filed 2012-11-19
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The Company had 108,522,301 shares of $.01 par value common stock outstanding at November 13, 2012.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$469,833	$484,362
Accounts receivable — net of allowance for doubtful accounts of $377,580 and $411,272, respectively	6,749,339	6,268,432
Due from shareholders and affiliates	268,803	122,640
Inventories— net of allowance for obsolete and slow moving inventory of $136,496 and $290,316, respectively	11,435,426	10,732,698
Prepaid expenses and other current assets	882,284	784,331

Total Current Assets	19,805,685	18,392,463

Equipment — net	559,258	620,840
Other Assets
Investment in non-consolidated affiliate, at equity	124,323	130,850
Intangible assets — net of accumulated amortization of $5,273,443 and $4,906,061, respectively	9,974,282	10,302,288
Goodwill	1,314,338	1,243,058
Restricted cash	448,083	468,275
Other assets	206,377	197,003

Total Assets	$32,432,346	$31,354,777

LIABILITIES AND EQUITY:
Current Liabilities
Foreign revolving credit facility	$152,233	$—
Accounts payable	4,221,691	4,771,140
Accrued expenses	608,590	442,618
Due to shareholders and affiliates	2,544,130	1,584,270

Total Current Liabilities	7,526,644	6,798,028

Long-Term Liabilities
Keltic facility	5,729,289	3,849,831
Notes payable – GCP Note	216,869	211,580
Warrant liability	613,411	684,690
Deferred tax liability	1,740,532	1,814,608

Total Liabilities	15,826,745	13,358,737

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 6,766 and 6,897 shares of series A convertible preferred stock issued and outstanding at September 30 and March 31, 2012, respectively (liquidation value of $7,561,212 and $7,327,262 at September 30 and March 31, 2012, respectively)	67,663	68,965
Common stock, $.01 par value, 225,000,000 shares authorized, 108,522,301 and 108,052,067 shares issued and outstanding at September 30 and March 31, 2012, respectively	1,085,223	1,080,520
Additional paid-in capital	142,552,744	142,052,646
Accumulated deficit	(126,171,976)	(124,076,608)
Accumulated other comprehensive loss	(1,908,123)	(1,801,656)

Total controlling shareholders’ equity	15,625,531	17,323,867

Noncontrolling interests	980,070	672,173

Total equity	16,605,601	17,996,040

Total Liabilities and Equity	$32,432,346	$31,354,777

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Sales, net*	$10,317,737	$9,399,954	$20,037,164	$16,792,338
Cost of sales*	6,594,889	6,107,115	12,881,664	10,753,210
Provision for obsolete inventory	100,000	—	100,000	—

Gross profit	3,622,848	3,292,839	7,055,500	6,039,128

Selling expense	2,770,866	2,656,399	5,393,858	5,263,180
General and administrative expense	1,159,606	1,185,713	2,488,206	2,454,113
Depreciation and amortization	229,857	225,811	460,939	453,956

Loss from operations	(537,481)	(775,084)	(1,287,503)	(2,132,121)

Other expense	(16)	—	(16)	—
Gain (loss) from equity investment in non-consolidated affiliate	(11,075)	108	(10,727)	(17,349)
Foreign exchange loss	(218,113)	(116,387)	(22,172)	(238,462)
Interest expense, net	(136,816)	(176,731)	(247,837)	(354,272)
Net change in fair value of warrant liability	162,607	209,899	71,279	185,025
Income tax benefit	37,038	37,038	74,076	74,076

Net loss	(703,856)	(821,157)	(1,422,900)	(2,483,103)
Net income attributable to noncontrolling interests	(197,440)	(99,514)	(307,897)	(204,578)

Net loss attributable to controlling interests	(901,296)	(920,671)	(1,730,797)	(2,687,681)

Dividend to preferred shareholders	(184,199)	(49,927)	(364,150)	(379,387)

Net loss attributable to common shareholders	$(1,085,495)	$(970,598)	$(2,094,947)	$(3,067,068)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	108,491,137	107,452,007	108,441,966	107,327,758

* Sales, net and Cost of sales include excise taxes of $1,532,880 and $1,497,879 for the three months ended September 30, 2012 and 2011, respectively, and $2,914,421 and $2,713,498 for the six months ended September 30, 2012 and 2011, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net loss	$(703,856)	$(821,157)	$(1,422,900)	$(2,483,103)
Other comprehensive income (loss):
Foreign currency translation adjustment	57,575	(169,907)	(106,467)	(111,658)

Total other comprehensive loss:	(646,281)	(991,064)	(1,529,367)	(2,594,761)

Comprehensive loss	$(646,281)	$(991,064)	$(1,529,367)	$(2,594,761)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2012	6,897	$68,965	108,052,067	$1,080,520	$142,052,646	$(124,076,608)	$(1,801,656)	$672,173	$17,996,040

Net (loss) income						(1,730,797)		307,897	(1,422,900)
Foreign currency translation adjustment							(106,467)		(106,467)
Conversion of series A preferred stock and accrued dividends	(131)	(1,302)	470,234	4,703	(2,980)	(421)			—
Accrued dividends - series A convertible preferred stock					364,150	(364,150)			—
Stock-based compensation					138,928				138,928

BALANCE, SEPTEMBER 30, 2012	6,766	$67,663	108,522,301	$1,085,223	$142,552,744	$(126,171,976)	$(1,908,123)	$980,070	$16,605,601

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,422,900)	$(2,483,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460,939	453,956
Provision for doubtful accounts	12,000	18,034
Amortization of deferred financing costs	42,412	14,117
Change in fair value of warrant liability	(71,279)	(185,025)
Deferred tax benefit	(74,076)	(74,076)
Loss from equity investment in non-consolidated affiliate	10,727	17,349
Effect of changes in foreign exchange	22,172	238,462
Stock-based compensation expense	138,928	84,513
Provision for obsolete inventories	100,000	—
Changes in operations, assets and liabilities:
Accounts receivable	(518,956)	(284,902)
Due from affiliates	(146,163)	(171,286)
Inventory	(904,801)	(899,836)
Prepaid expenses and supplies	(99,027)	84,960
Other assets	(51,788)	(173,284)
Accounts payable and accrued expenses	(349,222)	130,749
Accrued interest	1,089	210,277
Due to related parties	959,860	661,730

Total adjustments	(467,185)	125,738

NET CASH USED IN OPERATING ACTIVITIES	(1,890,085)	(2,357,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(43,098)	(181,498)
Acquisition of intangible assets	(39,375)	(22,000)
Change in restricted cash	1,500	(26,480)
Payments under contingent consideration agreements	(71,280)	(56,928)

NET CASH USED IN INVESTING ACTIVITIES	(152,253)	(286,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Keltic facility	1,879,458	1,588,467
Foreign revolving credit facility	150,143	—
$2.5 million revolving credit facility	—	(2,000,000)
Note payable – Betts & Scholl	—	(327,648)
Interim notes – affiliate investors	—	1,005,000
Issuance of series A convertible preferred stock	—	2,155,000
Costs of issuance of series A convertible preferred stock	—	(263,034)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,029,601	2,157,785

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(1,792)	(13,223)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,529)	(499,709)
CASH AND CASH EQUIVALENTS — BEGINNING	484,362	1,047,372

CASH AND CASH EQUIVALENTS — ENDING	$469,833	$547,663

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of warrant liability in connection with series A convertible preferred stock	$—	$347,059

Interest paid	$202,916	$90,028

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

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of September 30, 2012 or 2011.

The Company’s income tax benefit for the three and six months ended September 30, 2012 and 2011 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month and six-month periods ended September 30, 2012 and 2011, the Company recognized $37,038 and $74,076 of deferred tax benefits, respectively.

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

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends. In computing diluted net loss per share for the three and six months ended September 30, 2012 and 2011, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Six months ended
	September 30,
	2012	2011
Stock options	7,960,765	6,086,400
Warrants to purchase common stock	11,874,087	5,471,227
Convertible preferred stock and accrued dividends	24,842,577	7,088,820

Total	44,677,429	18,646,447

NOTE 3 — INVENTORIES

	September 30,	March 31,
	2012	2012
Raw materials	$2,404,119	$3,107,615
Finished goods – net	9,031,307	7,625,083

Total	$11,435,426	$10,732,698

As of September 30, 2012 and March 31, 2012, 34% and 22%, respectively, of raw materials and 5% and 3%, respectively, of finished goods were located outside of the United States.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the three months ended September 30, 2012 and 2011, CB-USA purchased $164,619 and $67,937, respectively, in finished goods from DPCP under the distribution agreement. For the six months ended September 30, 2012 and 2011, CB-USA purchased $324,050 and $67,937, respectively, in finished goods from DPCP under the distribution agreement. As of September 30, 2012, DPCP was indebted to CB-USA in the amount of $143,335, which is included in due from shareholders and affiliates on the accompanying condensed consolidated balance sheet. As of March 31, 2012, CB-USA was indebted to DPCP in the amount of $28,469, which is included in due to shareholders and affiliates on the accompanying condensed consolidated balance sheet. At September 30, 2012, CB-USA owned 20% of DPCP and, under the terms of the agreement, will increase its stake in DPCP based on achieving case sale targets. CB-USA also earns a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For the three months and six months ended September 30, 2012 and 2011, CB-USA earned $2,100 and $4,200, respectively, in interest income on its capital contribution to DPCP. The Company has accounted for this investment under the equity method of accounting. This investment balance was $124,323 and $130,850 at September 30, 2012 and March 31, 2012, respectively.

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. As consideration for the acquisition, the Company paid $2,000,000, consisting of $1,294,800 in cash and 100,000 shares of its common stock, valued at $705,200, at closing. Under the McLain & Kyne purchase agreement, as amended, the Company paid contingent consideration to the sellers based on the financial performance of certain assets of the acquired business through March 31, 2011. The Company is also required to pay contingent consideration, based on the case sales of Jefferson’s Presidential Select bourbon for a specified amount of cases, rather than a fixed period of time. For the six months ended September 30, 2012 and 2011, the sellers earned $71,280 and $56,928, respectively, under this agreement. The contingent consideration payments have been recorded as an increase to goodwill.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended September 30, 2012 were as follows:

Amount
Balance as of March 31, 2012	$1,243,058

Payments under McLain and Kyne agreement	71,280

Balance as of September 30, 2012	$1,314,338

Intangible assets consist of the following:

	September 30,	March 31,
	2012	2012
Definite life brands	$170,000	$170,000
Trademarks	557,947	557,947
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	82,771	43,395
Patents	994,000	994,000
Other	28,480	28,480

	10,748,753	10,729,377
Less: accumulated amortization	5,273,443	4,906,061

Net	5,495,310	5,823,316
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$9,974,282	$10,302,288

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Accumulated amortization consists of the following:

	September 30,	March 31,
	2012	2012
Definite life brands	$166,220	$160,552
Trademarks	213,833	197,197
Rights	4,133,246	3,857,271
Distributor relationships	200,912	166,978
Product development	14,245	12,210
Patents	544,987	511,853
Other	-	-

Accumulated amortization	$5,273,443	$4,906,061

NOTE 7 — RESTRICTED CASH

The Company had €348,556 or $448,083 (translated at the September 30, 2012 exchange rate) and €348,556 or $468,275 (translated at the March 31, 2012 exchange rate) at September 30, 2012 and March 31, 2012, respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility.

NOTE 8 — NOTES PAYABLE

	September 30,	March 31,
	2012	2012
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$152,233	$-
Note payable (B)	216,869	211,580
Keltic Facility (C)	5,729,289	3,849,831

Total	$6,098,391	$4,061,411

A.

The Company has arranged various facilities aggregating €350,000 or $449,939 (translated at the September 30, 2012 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled $152,233 and $0 at September 30, 2012 and March 31, 2012, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2012, $10,579 of accrued interest was converted to amounts due to shareholders and affiliates. At September 30, 2012, $216,869, consisting of $211,580 of principal and $5,289 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2012, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.

In August 2011, the Company and CB-USA entered into the Keltic Facility, a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital.

In July 2012, the Company and CB-USA entered into a First Amendment to Keltic Facility (as amended, the "Loan Agreement") providing for availability (subject to certain terms and conditions) of a facility of up to $7,000,000 for the purpose of providing the Company and CB-USA with working capital. The Company and CB-USA are referred to individually and collectively as the Borrower. The Loan Agreement amends the August 2011 facility between the Borrower and Keltic. Unless sooner terminated in accordance with its terms, the facility expires on August 19, 2014.

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

At September 30, 2012, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At September 30, 2012 and March 31, 2012, $5,729,289 and $3,849,831, respectively, due on the Keltic Facility is included in long-term liabilities.

NOTE 9 — EQUITY

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months ended September 30, 2012 and 2011, the Company recorded accrued dividends of $184,199 and $49,927, respectively, and for the six months ended September 30, 2012 and 2011 the Company recorded accrued dividends of $364,150 and $60,702, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets. In the three months ended June 30, 2011, the Company also recognized a related beneficial conversion feature of $318,705 as a fully accreted deemed dividend. This amount is included in dividend to preferred shareholders on the attached condensed consolidated statement of operations for the six months ended September 30, 2011.

Preferred stock conversions - In September 2012, a holder of Series A Preferred Stock converted 10.032 of Series A Preferred Stock, and accrued dividends thereon, into 37,235 shares of common stock.

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

The Company accounted for the 2011 Warrants issued in June 2011 in the condensed consolidated financial statements as a liability at their initial fair value of $347,059 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $447,398. Changes in the fair value of the 2011 Warrants are recognized in earnings for each reporting period. At September 30 and March 31, 2012, the fair value of the 2011 Warrants was included in the condensed consolidated balance sheet under the caption Warrant liability of $613,411 and $684,690, respectively. For the three months ended September 30, 2012 and 2011, the Company recorded a gain on the change in the value of the 2011 Warrants of $162,607 and $209,899, respectively, and for the six months ended September 30, 2012 and 2011 the Company recorded again on the change in the value of the 2011 Warrants of and $71,279 and $185,025, respectively.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	September 30, 2012	March 31, 2012
Risk-free interest rate	0.31%	0.51%
Expected option life in years	1.38	1.63
Expected stock price volatility	65%	65%
Expected dividend yield	0%	0%

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30 and March 31, 2012, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 and for the six months ended September 30, 2012 and 2011 amounted to $79,748 and $52,736, respectively and $138,928 and $84,513, respectively. At September 30, 2012, total unrecognized compensation cost amounted to $627,766, representing 4,391,948 unvested options. This cost is expected to be recognized over a weighted-average period of 8.61 years. There were no options exercised during the six months ended September 30, 2012 and 2011.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase that amount, subject to certain annual adjustments. For the contract year ending June 30, 2013, the Company has contracted to purchase approximately €649,073 or $816,306 (translated at the September 30, 2012 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase that amount, subject to certain annual adjustments. For the contract year ending June 30, 2013, the Company has contracted to purchase approximately €211,860 or $266,446 (translated at the September 30, 2012 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease expires on April 30, 2013 and provides for monthly payments of $16,779. The Dublin lease expires on November 30, 2013 and provides for monthly payments of €1,250 or $1,610 (translated at the September 30, 2012 exchange rate). The Houston, TX lease expires January 31, 2013 and provides for monthly payments of $1,693. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 14 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company did not exceed the limits in effect as of September 30, 2012 and March 31, 2012.

B.	Customers — Sales to three customers accounted for approximately 44.8% and 45.1% of the Company’s revenues for the three months ended September 30, 2012 and 2011, respectively (of which one customer accounted for 31.0% and 32.5%, respectively, of total sales). Sales to three customers accounted for approximately 44.0% and 44.3% of the Company’s revenues for the six months ended September 30, 2012 and 2011, respectively, (of which one customer accounted for 31.7% and 30.3%, respectively, of total sales). Sales to three customers accounted for approximately 41.4% of accounts receivable at September 30, 2012.

NOTE 15 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum, liqueur, whiskey, vodka, tequila and wine. The Company reports its operations in two geographic areas: International and United States.

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

	Three Months ended September 30,
	2012		2011
Consolidated Revenue:
International	$1,070,467	10.4%	$1,020,058	10.9%
United States	9,247,270	89.6%	8,379,896	89.1%

Total Consolidated Revenue	$10,317,737	100.0%	$9,399,954	100.0%

Consolidated Loss from Operations:
International	$(77,634)	14.4%	$(18,994)	2.5%
United States	(459,847)	85.6%	(756,090)	97.5%

Total Consolidated Loss from Operations	$(537,481)	100.0%	$(775,084)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(94,975)	10.5%	$(64,394)	7.0%
United States	(806,320)	89.5%	(856,277)	93.0%

Total Consolidated Net Loss Attributable to Controlling Interests	$(901,295)	100.0%	$(920,671)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$4,047,647	39.2%	$3,319,600	35.3%
Liqueur	2,437,008	23.7%	2,382,458	25.3%
Whiskey	1,795,671	17.3%	1,733,760	18.5%
Vodka	808,663	7.8%	991,154	10.5%
Tequila	60,989	0.6%	76,528	0.8%
Wine	122,066	1.2%	110,907	1.2%
Other*	1,045,693	10.2%	785,547	8.4%

Total Consolidated Revenue	$10,317,737	100.0%	$9,399,954	100.0%

	Six Months ended September 30,
	2012		2011
Consolidated Revenue:
International	$2,624,015	13.1%	$1,981,510	11.8%
United States	17,413,149	86.9%	14,810,828	88.2%

Total Consolidated Revenue	$20,037,164	100.0%	$16,792,338	100.0%

Consolidated Loss from Operations:
International	$(134,921)	10.5%	$(43,311)	2.0%
United States	(1,152,582)	89.5%	(2,088,810)	98.0%

Total Consolidated Loss from Operations	$(1,287,503)	100.0%	$(2,132,121)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(146,703)	8.5%	$(250,968)	9.3%
United States	(1,584,094)	91.5%	(2,436,713)	90.7%

Total Consolidated Net Loss Attributable to Controlling Interests	$(1,730,797)	100.0%	$(2,687,681)	100.0%

Income tax benefit:
United States	74,076	100.0%	74,076	100.0%

Consolidated Revenue by category:
Rum	$8,174,117	40.9%	$6,416,355	38.2%
Liqueur	4,093,813	20.4%	3,852,473	22.9%
Whiskey	3,615,752	18.0%	2,675,650	15.9%
Vodka	1,811,390	9.0%	1,976,509	11.8%
Tequila	160,751	0.8%	169,022	1.0%
Wine	280,672	1.4%	414,385	2.5%
Other*	1,900,669	9.5%	1,287,944	7.7%

Total Consolidated Revenue	$20,037,164	100.0%	$16,792,338	100.0%

	As of September 30, 2012		As of March 31, 2012
Consolidated Assets:
International	$1,785,898	5.5%	2,430,226	7.6%
United States	30,646,448	94.5%	28,924,551	92.4%

Total Consolidated Assets	$32,432,346	100.0%	31,354,777	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, liqueur, whiskey, vodka, tequila and wine. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Gosling’s Dark ‘n Stormy® ready-to-drink cocktail, Jefferson’s®, Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Jefferson’s Rye whiskey, Clontarf® Irish whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey®, TierrasTM tequila, Celtic Honey® liqueur, Brady's® Irish Cream, Travis Hasse’s Original® Pie liqueurs, Gozio® amaretto, A. de Fussigny® cognacs and the CC: TM line of wines.

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits and wine brands as we move towards profitability. To achieve this, we continue to seek to:

▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;
▪	improve value chain and manage cost structure. We continue to review and analyze our supply chains and cost structures both on a company-wide and brand-by-brand basis, as well as control general and administrative costs; and
▪	selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits and wine portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Recent Events

Keltic Facility

In July 2012, we entered into a First Amendment to the revolving loan agreement ("Loan Agreement") with Keltic Financial Partners II, LP ("Keltic"), which we refer to as the Keltic Facility, providing for availability (subject to certain terms and conditions) of a facility of up to $7.0 million for the purpose of providing working capital. The Loan Agreement amends the August 2011 facility between us and Keltic, which provided for a facility of up to $5.0 million. The Keltic Facility expires on August 19, 2014. We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. Interest has been paid at 6.5% and there have been no Events of Default. In addition to a $100,000 commitment fee paid on the original Loan Agreement and a $40,000 commitment fee paid on the amended Loan Agreement, Keltic will also receive an annual facility fee and a collateral management fee. The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2012, we were in compliance, in all material respects, with the covenants under the Keltic Facility.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2012, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2012, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.28554 (equivalent to U.S. $1.00 = €0.77788) and  £1.00 = U.S. $1.61644 (equivalent to U.S. $1.00 = £0.61864).

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

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cases
United States	77,416	71,186	147,586	127,370
International	15,288	14,962	31,248	28,897

Total	92,704	86,148	178,834	156,267

Rum	38,815	33,375	81,257	64,167
Vodka	17,093	18,197	34,173	36,362
Liqueur	22,108	21,354	37,193	34,635
Whiskey	11,539	11,396	20,927	16,877
Tequila	331	367	867	846
Fine Wine	2,575	966	4,024	2,732
Other	243	493	393	648

Total	92,704	86,148	178,834	156,267

Percentage of Cases
United States	83.5%	82.6%	82.5%	81.5%
International	16.5%	17.4%	17.5%	18.5%

Total	100.0%	100.0%	100.0%	100.0%

Rum	41.9%	38.8%	45.5%	41.1%
Vodka	18.4%	21.1%	19.1%	23.3%
Liqueur	23.8%	24.8%	20.8%	22.2%
Whiskey	12.4%	13.2%	11.7%	10.8%
Tequila	0.4%	0.4%	0.5%	0.5%
Fine Wine	2.8%	1.1%	2.3%	1.7%
Other	0.3%	0.6%	0.2%	0.4%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cases
United States	72,393	49,190	136,023	86,273
International	2,600	2,396	8,326	4,793

Total	74,993	51,586	144,349	51,586

Percentage of Cases
United States	96.5%	95.4%	94.2%	94.7%
International	3.5%	4.6%	5.8%	5.3%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Sales, net*	100.0%	100.0%	100.0%	100.0%
Cost of sales*	63.9%	65.0%	64.3%	64.0%
Reversal of provision for obsolete inventory	1.0%	0.0%	0.0%	0.0%

Gross profit	35.1%	35.0%	35.2%	36.0%

Selling expense	26.9%	28.3%	26.9%	31.3%
General and administrative expense	11.2%	12.6%	12.4%	14.6%
Depreciation and amortization	2.2%	2.4%	2.3%	2.7%

Loss from operations	(5.2)%	(8.2)%	(6.4)%	(12.7)%

Other expense	0.0%	0.0%	0.0%	0.0%
Loss from equity investment in non-consolidated affiliate	(0.1)%	0.0%	(0.1)%	(0.1)%
Foreign exchange loss	(2.1)%	(1.2)%	(0.1)%	(1.4)%
Interest expense, net	(1.3)%	(1.9)%	(1.2)%	(2.1)%
Net change in fair value of warrant liability	1.6%	2.2%	0.4%	1.1%
Income tax benefit	0.4%	0.4%	0.4%	0.4%

Net loss	(6.8)%	(8.7)%	(7.1)%	(14.8)%
Net loss attributable to noncontrolling interests	(1.9)%	(1.1)%	(1.5)%	(1.2)%

Net loss attributable to controlling interests	(8.7)%	(9.8)%	(8.6)%	(16.0)%

Dividend to preferred shareholders	(1.8)%	(0.5)%	(1.8)%	(2.3)%

Net loss attributable to common shareholders	(10.5)%	(10.3)%	(10.5)%	(18.3)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss attributable to common shareholders	$(1,085,494)	$(970,598)	$(2,094,946)	$(3,067,069)
Adjustments:
Interest expense, net	136,816	176,731	247,837	354,272
Income tax benefit	(37,038)	(37,038)	(74,076)	(74,076)
Depreciation and amortization	229,857	225,811	460,939	453,956
EBITDA (loss)	(755,859)	(605,094)	(1,460,246)	(2,332,917)
Allowance for doubtful accounts	6,000	11,123	12,000	18,034
Allowance for obsolete inventory	100,000	—	100,000	—
Stock-based compensation expense	79,748	52,737	138,928	84,513
Other expense	16	—	16	—
Gain (loss) from equity investment in non-consolidated affiliate	11,075	(108)	10,727	17,349
Foreign exchange loss	218,113	116,387	22,172	238,462
Net change in fair value of warrant liability	(162,607)	(209,899)	(71,279)	(185,025)
Net income attributable to noncontrolling interests	197,440	99,515	307,898	204,578
Dividend to preferred shareholders	184,199	49,927	364,150	379,387
EBITDA (loss), as adjusted	(121,875)	(485,412)	(575,634)	(1,575,619)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowance for doubtful accounts, non-cash compensation expense, gain (loss) from equity investment in non-consolidated affiliate, foreign exchange, net change in fair value of warrant liability, net income attributable to noncontrolling interests and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved 74.9% to a loss of ($0.1) million for the three months ended September 30, 2012, as compared to a loss of ($0.5) million for the comparable prior-year period, primarily as a result of our increased sales and gross profit. Our EBITDA, as adjusted, improved 63.5% to a loss of ($0.6) million for the six months ended September 30, 2012, as compared to a loss of ($1.6) million for the comparable prior-year period, primarily as a result of our increased sales and gross profit.

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Net sales. Net sales increased 9.8% to $10.3 million for the three months ended September 30, 2012, as compared to $9.4 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 83.5% for the three months ended September 30, 2012, as compared to 82.6% for the comparable prior-year period due to the organic growth of Gosling’s rums and Jefferson’s bourbons and the introduction of new brands into the U.S. market. Our international case sales grew due to strong growth in our Gosling’s and Irish whiskey sales, offset by a decrease in our vodka sales due to increased price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally. Net sales for the three months ended September 30, 2012 include $0.2 million in revenue from Gozio amaretto, which we launched in January 2012, and $0.1 million in revenue from our Gosling’s Dark ‘n Stormy pre-mixed cocktail, which we launched in February 2012.

 The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	5,440	6,252	16.3%	23.6%
Vodka	(1,104)	(1,565)	(6.1)%	(10.3)%
Liqueurs	754	946	3.5%	4.5%
Whiskey	143	(726)	1.3%	(11.3)%
Tequila	(36)	(36)	(9.8)%	(9.8)%
Wine	1,609	1,609	166.6%	166.6%
Other	(250)	(250)	(50.7)%	(50.7)%

Total	6,556	6,230	7.6%	8.8%

Gross profit. Gross profit increased 10.0% to $3.6 million for the three months ended September 30, 2012 from $3.3 million for the comparable prior-year period, while our gross margin increased to 35.1% for the three months ended September 30, 2012 compared to 35.0% for the comparable prior-year period, primarily due to increased sales of our higher margin spirits products. During the three months ended September 30, 2012, we recorded net allowance for obsolete and slow moving inventory of $0.1 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net $0.1 million charge has been recorded as an increase to Cost of Sales in the period ended September 30, 2012. Net of the allowance for obsolete inventories, our gross margin for the three months ended September 30, 2012 was 36.1%.

Selling expense. Selling expense increased 4.3% to $2.8 million for the three months ended September 30, 2012 from $2.7 million for the comparable prior-year period, primarily due to a $0.1 million increase in freight out and a $0.1 million increase in employee-related charges, including salaries and entertainment expense, partially offset by a $0.1 million decrease in advertising, marketing and promotion expense. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 26.9% for the three months ended September 30, 2012 as compared to 28.3% for the comparable prior-year period.

General and administrative expense. General and administrative expense was $1.2 million for the each of the three-month periods ended September 30, 2012 and 2011. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 11.2% for the three months ended September 30, 2012 as compared to 12.6% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended September 30, 2012 and 2011.

Loss from operations. As a result of the foregoing, loss from operations improved 30.7% to ($0.5) million for the three months ended September 30, 2012 from ($0.8) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants issued in connection with the September 2011 private placement at their initial fair value. Changes in the fair value of the 2011Warrants are recognized in earnings for each reporting period. For the three months ended September 30, 2012 and 2011, we recorded a gain on the change in the value of the 2011 Warrants of $0.2 million.

Gain (loss) from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. We realized a loss of ($0.01) million from this investment in the three months ended September 30, 2012 as compared to a de minimis gain for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the three months ended September 30, 2012 was ($0.2) million as compared to a loss of ($0.1) million for the three months ended September 30, 2011 due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.1) million for the three months ended September 30, 2012 as compared to interest expense, net of ($0.2) million for the comparable prior-year period. The decrease in interest expense is due to lower average outstanding balances in the quarter ended September 30, 2012 as compared to the prior year period. Average debt balances decreased due to the conversion of debt to equity in connection with our June 2011 private placement, offset by the interest charged on our Keltic Facility.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the three months ended September 30, 2012 was ($0.2) million as compared to ($0.1) million for the comparable prior-year period, both the result of allocated net income recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the three months ended September 30, 2012 and 2011, we recognized a dividend on our Series A Preferred Stock of $0.2 million and $0.05 million, respectively, as required by the terms of the preferred stock. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders decreased 11.8% to ($1.1) million for the three months ended September 30, 2012 as compared to ($1.0) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the each of the three-month periods ended September 30, 2012 and 2011, respectively.

Six months ended September 30, 2012 compared with six months ended September 30, 2011

Net sales. Net sales increased 19.3% to $20.0 million for the six months ended September 30, 2012, as compared to $16.8 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales increased to 82.5% for the six months ended September 30, 2012, as compared to 81.5% for the comparable prior-year period due to the organic growth of Gosling’s rums and Jefferson’s bourbons and the introduction of new brands into the U.S. market. Our international case sales grew due to strong growth in our Gosling’s and Irish whiskey sales, offset by a decrease in our vodka sales due to increased price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally. Net sales for the six months ended September 30, 2012 include $0.4 million in revenue from Gozio amaretto, which we launched in January 2012, and $0.5 million in revenue from our Gosling’s Dark ‘n Stormy pre-mixed cocktail, which we launched in February 2012.

 The table below presents the increase or decrease, as applicable, in case sales by product category for the six months ended September 30, 2012 as compared to the six months ended September 30, 2011:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	17,090	14,953	26.6%	30.2%
Vodka	(2,189)	(561)	(6.0)%	(1.9)%
Liqueur	2,558	2,667	7.4%	7.8%
Whiskey	4,050	2,099	24.0%	21.0%
Tequila	21	21	2.5%	2.5%
Wine	1,292	1,292	47.3%	47.3%
Other	(255)	(255)	(39.4)%	(39.4)%

Total	22,567	20,216	14.4%	15.9%

Gross profit. Gross profit increased 16.8% to $7.1 million for the six months ended September 30, 2012 from $6.0 million for the comparable prior-year period, while our gross margin decreased to 35.2% for the six months ended September 30, 2012 compared to 36.0% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales in the current period. During the six months ended September 30, 2012, we recorded net allowance for obsolete and slow moving inventory of $0.1 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net ($0.1) million charge has been recorded as an increase to cost of sales in the current period. Net of the allowance for obsolete inventories, our gross margin for the six months ended September 30, 2012 was 35.7%.

Selling expense. Selling expense increased 2.5% to $5.4 million for the six months ended September 30, 2012 from $5.3 million for the comparable prior-year period, primarily due to a $0.2 million increase in freight out and a $0.1 million increase in employee-related charges, including salaries and entertainment expense, partially offset by a $0.2 million decrease in advertising, marketing and promotion expense. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 26.9% for the six months ended September 30, 2012 as compared to 31.3% for the comparable prior-year period.

General and administrative expense. General and administrative expense was $2.5 million for the each of the six-month periods ended September 30, 2012 and 2011. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 12.4% for the six months ended September 30, 2012 as compared to 14.6% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.5 million for each of the six-month periods ended September 30, 2012 and 2011.

Loss from operations. As a result of the foregoing, loss from operations improved 39.6% to ($1.3) million for the six months ended September 30, 2012 from ($2.1) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants issued in connection with the September 2011 private placement at their initial fair value. Changes in the fair value of the 2011Warrants are recognized in earnings for each reporting period. For the six months ended September 30, 2012, we recorded a gain on the change in the value of the 2011 Warrants of $0.1 million, as compared to a loss of ($0.2) million for the comparable prior-year period.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. We realized a loss from this investment of ($0.01) million in the six months ended September 30, 2012 as compared to a loss of ($0.02) million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the six months ended September 30, 2012 was ($0.02) million as compared to a loss of ($0.2) million for the six months ended September 30, 2011 due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.2) million for the six months ended September 30, 2012 as compared to interest expense, net of ($0.4) million for the comparable prior-year period. The decrease in interest expense is due to lower average outstanding balances in the six months ended September 30, 2012 as compared to the prior year period. Average debt balances decreased due to the conversion of debt to equity in connection with our June 2011 private placement, offset by the interest charged on our Keltic Facility.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the six months ended September 30, 2012 was ($0.3) million as compared to ($0.2) million for the comparable prior-year period, both the result of allocated net income recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the six months ended September 30, 2012, we recognized a dividend on our Series A Preferred Stock of $0.34 million, as required by the terms of the preferred stock. For the six months ended September 30, 2011, we recognized a dividend of $0.4 million on our preferred stock. Included in such amount is a $0.3 million charge for the associated beneficial conversion feature. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved 31.7% to ($2.1) million for the six months ended September 30, 2012 as compared to ($3.1) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.02) per share for the six months ended September 30, 2012, as compared to ($0.03) for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the six months ended September 30, 2012, we had a net loss of ($1.4) million, and used cash of $1.9 million in operating activities. As of September 30, 2012, we had cash and cash equivalents of $0.5 million and had an accumulated deficit of $126.2 million.

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

We have arranged various credit facilities aggregating €350,000 or $449,939 (translated at the September 30, 2012 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%.

Liquidity Discussion

As of September 30, 2012, we had shareholders’ equity of $16.6 million as compared to $18.0 million at March 31, 2012. This decrease is primarily due to our total comprehensive loss for the six months ended September 30, 2012.

As of September 30, 2012, we had working capital of $12.3 million as compared to $11.6 million at March 31, 2012, with an increase in inventory and accounts receivable only partially offset by decrease in accounts payable and an increase in due to shareholders and affiliates.

We had cash and cash equivalents of approximately $0.5 million at both September 30 and March 31, 2012, with the funding of our operations and working capital needs for the six months ended September 30, 2012, offset by the $1.9 million drawn on the Keltic Facility. At September 30, 2012, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

As of September 30, 2012, we had borrowed $5.7 million of the $7.0 million available under the Keltic Facility, leaving $1.3 million in then potential availability for working capital needs. We believe our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least September 2013.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Six months ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,890)	$(2,357)
Investing activities	(152)	(287)
Financing activities	2,030	2,157

Effect of foreign currency translation	(2)	(13)

Net decrease in cash and cash equivalents	$(14)	$(500)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits, bulk wine and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila, Gozio amaretto, or A. de Fussigny cognacs. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at September 30, 2012 included stores of bulk wine and bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce these amounts in the normal course of future sales.

During the six months ended September 30, 2012, net cash used in operating activities was $1.9 million, consisting primarily of a net loss of $1.4 million, a $0.9 million increase in inventory, a $0.5 million increase in accounts receivable, a $0.3 million decrease in accounts payable, a $0.1 million increase in due from affiliates and a $0.1 million increase in prepaid expenses. These uses of cash were partially offset by a $0.9 million increase in due to related parties, depreciation and amortization expense of $0.5 million, $0.1 million in stock-based compensation expense and $0.1 million in provision for obsolete inventories.

During the six months ended September 30, 2011, net cash used in operating activities was $2.4 million, consisting primarily of a net loss of $2.5 million, a $0.9 million increase in inventory, a $0.3 million increase in accounts receivable, a $0.2 million increase in due from affiliates, a $0.2 million increase in other assets and $0.2 million for the net change in fair value of warrant liability. These uses of cash were partially offset by a $0.7 million increase in due to related parties, a net $0.1 million increase in accounts payable and accrued expenses, a $0.1 million decrease in prepaid expenses and depreciation and amortization expense of $0.5 million.

Investing Activities. Net cash used in investing activities was $0.2 million for the six months ended September 30, 2012, representing $0.01 million used in the acquisition of fixed and intangible assets and $0.1 million in payments under contingent consideration agreements.

Net cash used in investing activities was $0.3 million for the six months ended September 30, 2011, representing $0.2 million used in the acquisition of fixed and intangible assets, a $0.03 million increase in restricted cash and $0.06 million in payments under contingent consideration agreements.

Financing activities. Net cash provided by financing activities for the six months ended September 30, 2012 was $2.0 million representing $1.9 million drawn on the Keltic Facility and $0.2 million drawn on the foreign revolving credit facility.

Net cash provided by financing activities for the six months ended September 30, 2011 was $2.2 million, consisting of $1.9 million from the issuance of our Series A Preferred Stock and 2011 Warrants and $1.0 million from the issuance of interim notes to affiliated parties. These proceeds were offset by net payments of $0.4 million on our credit facilities and the repayment of $0.3 million on a note we issued in connection with our acquisition of Betts & Scholl.

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

November 16, 2012

