Form 10-Q
period 2012-12-31
Castle Brands Inc
filed 2013-02-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The Company had 108,579,046 shares of $.01 par value common stock outstanding at February 13, 2013.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$231,072	$484,362
Accounts receivable — net of allowance for doubtful accounts of $379,593 and $411,272, respectively	6,982,157	6,268,432
Due from shareholders and affiliates	544,350	122,640
Inventories— net of allowance for obsolete and slow moving inventory of $100,263 and $290,316, respectively	11,338,354	10,732,698
Prepaid expenses and other current assets	926,119	784,331

Total Current Assets	20,022,052	18,392,463

Equipment — net	564,352	620,840

Investment in non-consolidated affiliate, at equity	118,441	130,850
Intangible assets — net of accumulated amortization of $5,457,133 and $4,906,061, respectively	9,804,780	10,302,288
Goodwill	1,366,718	1,243,058
Restricted cash	457,701	468,275
Other assets	183,749	197,003

Total Assets	$32,517,793	$31,354,777

LIABILITIES AND EQUITY:
Current Liabilities
Foreign revolving credit facility	$91,662	$—
Accounts payable	4,433,362	4,771,140
Accrued expenses	1,054,897	442,618
Due to shareholders and affiliates	2,143,046	1,584,270

Total Current Liabilities	7,722,967	6,798,028

Long-Term Liabilities
Keltic facility	6,139,826	3,849,831
Notes payable – GCP Note	219,514	211,580
Warrant liability	451,726	684,690
Deferred tax liability	1,703,494	1,814,608

Total Liabilities	16,237,527	13,358,737

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 6,751 and 6,897 shares of series A convertible preferred stock issued and outstanding at December 31 and March 31, 2012, respectively (liquidation value of $7,734,641 and $7,327,262 at December 31 and March 31, 2012, respectively)	67,514	68,965
Common stock, $.01 par value, 225,000,000 shares authorized, 108,579,046 and 108,052,067 shares issued and outstanding at December 31 and March 31, 2012, respectively	1,085,790	1,080,520
Additional paid-in capital	142,818,163	142,052,646
Accumulated deficit	(126,962,701)	(124,076,608)
Accumulated other comprehensive loss	(1,833,793)	(1,801,656)

Total controlling shareholders’ equity	15,174,973	17,323,867

Noncontrolling interests	1,105,293	672,173

Total equity	16,280,266	17,996,040

Total Liabilities and Equity	$32,517,793	$31,354,777

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Sales, net*	$10,606,669	$8,709,204	$30,643,833	$25,501,542
Cost of sales*	6,748,049	5,499,113	19,629,713	16,252,323
Provision for obsolete inventory	20,825	—	120,825	—

Gross profit	3,837,795	3,210,091	10,893,295	9,249,219

Selling expense	2,886,256	2,495,172	8,280,114	7,758,352
General and administrative expense	1,162,543	1,279,387	3,650,749	3,733,500
Depreciation and amortization	230,579	228,764	691,518	682,720

Loss from operations	(441,583)	(793,232)	(1,729,086)	(2,925,353)

Other expense		—	(16)	—
(Loss) gain from equity investment in non-consolidated affiliate	(7,981)	787	(18,708)	(16,562)
Foreign exchange loss	(68,650)	(275,029)	(90,822)	(513,491)
Interest expense, net	(157,510)	(131,708)	(405,345)	(485,980)
Net change in fair value of warrant liability	161,685	(91,412)	232,964	93,613
Income tax benefit	37,038	37,038	111,114	111,114

Net loss	(477,001)	(1,253,556)	(1,899,899)	(3,736,659)
Net income attributable to noncontrolling interests	(125,222)	19,294	(433,120)	(185,285)

Net loss attributable to controlling interests	(602,223)	(1,234,262)	(2,333,019)	(3,921,944)

Dividend to preferred shareholders	(188,429)	(148,848)	(552,579)	(528,235)

Net loss attributable to common shareholders	$(790,652)	$(1,383,110)	$(2,885,598)	$(4,450,179)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	108,540,805	107,835,859	108,475,032	107,497,741

* Sales, net and Cost of sales include excise taxes of $1,483,570 and $1,227,204 for the three months ended December 31, 2012 and 2011, respectively, and $4,397,990 and $3,940,702 for the nine months ended December 31, 2012 and 2011, respectively

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net loss	$(477,001)	$(1,253,556)	$(1,899,899)	$(3,736,659)
Other comprehensive income (loss):
Foreign currency translation adjustment	74,330	(141,371)	(32,137)	(253,029)

Total other comprehensive loss:	74,330	(141,371)	(32,137)	(253,029)

Comprehensive loss	$(402,671)	$(1,394,927)	$(1,932,036)	$(3,989,688)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2012	6,897	$68,965	108,052,067	$1,080,520	$142,052,646	$(124,076,608)	$(1,801,656)	$672,173	$17,996,040

Net (loss) income						(2,333,019)		433,120	(1,899,899)
Foreign currency translation adjustment							(32,137)		(32,137)
Conversion of series A preferred stock and accrued dividends	(146)	(1,451)	526,979	5,270	(3,324)	(495)			—
Accrued dividends - series A convertible preferred stock					552,579	(552,579)			—
Stock-based compensation					216,262				216,262

BALANCE, DECEMBER 31, 2012	6,751	$67,514	108,579,046	$1,085,790	$142,818,163	$(126,962,701)	$(1,833,793)	$1,105,293	$16,280,266

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,899,899)	$(3,736,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691,518	682,720
Provision for doubtful accounts	16,869	26,058
Amortization of deferred financing costs	69,852	47,105
Change in fair value of warrant liability	(232,964)	(93,613)
Deferred tax benefit	(111,114)	(111,114)
Loss from equity investment in non-consolidated affiliate	18,708	16,562
Effect of changes in foreign exchange	90,822	513,491
Stock-based compensation expense	216,262	137,250
Provision for obsolete inventories	120,825	—
Changes in operations, assets and liabilities:
Accounts receivable	(752,054)	(559,143)
Due from affiliates	(421,710)	116,479
Inventory	(824,988)	(2,612,936)
Prepaid expenses and supplies	(142,563)	331,328
Other assets	(56,600)	768,164
Accounts payable and accrued expenses	290,620	244,399
Accrued interest	1,634	229,497
Due to related parties	558,776	(189,986)

Total adjustments	(466,107)	(453,739)

NET CASH USED IN OPERATING ACTIVITIES	(2,366,006)	(4,190,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(89,462)	(279,776)
Acquisition of intangible assets	(53,564)	(22,000)
Change in restricted cash	1,902	(26,399)
Payments under contingent consideration agreements	(123,660)	(82,548)

NET CASH USED IN INVESTING ACTIVITIES	(264,784)	(410,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Keltic facility	2,289,995	3,497,513
Foreign revolving credit facility	88,618	—
$2.5 million revolving credit facility	—	(2,000,000)
Note payable – Betts & Scholl	—	(327,648)
Interim notes – affiliate investors	—	1,005,000
Issuance of series A convertible preferred stock	—	2,155,000
Costs of issuance of series A convertible preferred stock	—	(346,147)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,378,613	3,983,718

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(1,113)	(16,146)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(253,290)	(633,549)
CASH AND CASH EQUIVALENTS — BEGINNING	484,362	1,047,372

CASH AND CASH EQUIVALENTS — ENDING	$231,072	$413,823

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of warrant liability in connection with series A convertible preferred stock	$—	$749,457

Interest paid	$331,694	$160,032

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

A.	Description of business and business combination — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka, tequila and wine in the United States, Canada, Europe, and Asia. Prior to March 31, 2012, the vodka, Irish whiskeys and certain liqueurs were procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Beginning April 1, 2012, CB-USA began purchasing these goods directly from the suppliers.

C.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of non-consolidated affiliate equity investment as a component of net income or loss.

D.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

E.	Impairment of long-lived assets — Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. Prior to March 31, 2012, the Company’s vodka, Irish whiskeys and certain liqueurs were procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Beginning April 1, 2012, CB-USA began purchasing these goods directly from the suppliers, with the risk of foreign exchange gain or loss remaining with CB-USA.

H.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

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

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of December 31, 2012 or 2011.

The Company’s income tax benefit for the three and nine months ended December 31, 2012 and 2011 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month and nine-month periods ended December 31, 2012 and 2011, the Company recognized $37,038 and $111,114 of deferred tax benefits, respectively.

J.	Accounting standards adopted — In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance amends ASC No. 220, Comprehensive Income, and gives reporting entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. This new guidance was effective for the Company April 1, 2012 and is applied retrospectively. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

K.

Recent accounting pronouncements — In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” The amendments in this update cover a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update).” This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amended guidance simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

L.	Reclassification — Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends. In computing diluted net loss per share for the three and nine months ended December 31, 2012 and 2011, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Nine months ended
	December 31,
	2012	2011
Stock options	8,120,765	6,170,599
Warrants to purchase common stock	11,874,087	13,680,901
Convertible preferred stock and accrued dividends	25,413,065	23,472,515

Total	45,407,917	43,324,015

NOTE 3 — INVENTORIES

	December 31,	March 31,
	2012	2012
Raw materials	$2,990,342	$3,107,615
Finished goods – net	8,348,012	7,625,083

Total	$11,338,354	$10,732,698

As of December 31, 2012 and March 31, 2012, 25% and 22%, respectively, of raw materials and 5% and 3%, respectively, of finished goods were located outside of the United States.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the three months ended December 31, 2012 and 2011, CB-USA purchased $362,912 and $656,135, respectively, in finished goods from DPCP under the distribution agreement. For the nine months ended December 31, 2012 and 2011, CB-USA purchased $686,962 and $715,210, respectively, in finished goods from DPCP under the distribution agreement. As of December 31, 2012, DPCP was indebted to CB-USA in the amount of $235,968, which is included in due from shareholders and affiliates on the accompanying condensed consolidated balance sheet. As of March 31, 2012, CB-USA was indebted to DPCP in the amount of $28,469, which is included in due to shareholders and affiliates on the accompanying condensed consolidated balance sheet. At December 31, 2012, CB-USA owned 20% of DPCP and, under the terms of the agreement, may increase its stake in DPCP based on achieving case sale targets. CB-USA also earns a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For the three months and nine months ended December 31, 2012 and 2011, CB-USA earned $2,100 and $6,300, respectively, in interest income on its capital contribution to DPCP. The Company has accounted for this investment under the equity method of accounting. This investment balance was $118,441 and $130,850 at December 31, 2012 and March 31, 2012, respectively.

 NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. Under the McLain & Kyne purchase agreement, as amended, the Company paid contingent consideration to the sellers based on the financial performance of certain assets of the acquired business through March 31, 2011. The Company is also required to pay contingent consideration, based on the case sales of Jefferson’s Presidential Select bourbon for a specified amount of cases, rather than a fixed period of time. For the nine months ended December 31, 2012 and 2011, the sellers earned $123,660 and $82,548, respectively, under the agreement. The contingent consideration payments have been recorded as an increase to goodwill.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended December 31, 2012 was as follows:

Amount
Balance as of March 31, 2012	$1,243,058

Payments under McLain & Kyne agreement	123,660

Balance as of December 31, 2012	$1,366,718

Intangible assets consist of the following:

	December 31,	March 31,
	2012	2012
Definite life brands	$170,000	$170,000
Trademarks	557,947	557,947
Rights	8,271,555	8,271,555
Distributor relationships	664,000	664,000
Product development	96,959	43,395
Patents	994,000	994,000
Other	28,480	28,480

	10,782,941	10,729,377
Less: accumulated amortization	5,457,133	4,906,061

Net	5,325,808	5,823,316
Other identifiable intangible assets — indefinite lived*	4,478,972	4,478,972

	$9,804,780	$10,302,288

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Accumulated amortization consists of the following:

	December 31,	March 31,
	2012	2012
Definite life brands	$169,054	$160,552
Trademarks	222,152	197,197
Rights	4,271,234	3,857,271
Distributor relationships	217,876	166,978
Product development	15,263	12,210
Patents	561,554	511,853
Other	-	-

Accumulated amortization	$5,457,133	$4,906,061

NOTE 7 — RESTRICTED CASH

The Company had €346,355 or $457,701 (translated at the December 31, 2012 exchange rate) and €348,556 or $468,275 (translated at the March 31, 2012 exchange rate) at December 31, 2012 and March 31, 2012, respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility.

NOTE 8 — NOTES PAYABLE

	December 31,	March 31,
	2012	2012
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$91,662	$-
Note payable (B)	219,514	211,580
Keltic Facility (C)	6,139,826	3,849,831

Total	$6,451,002	$4,061,411

A.

The Company has arranged various facilities aggregating €350,000 or $462,518 (translated at the December 31, 2012 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled $91,662 and $0 at December 31, 2012 and March 31, 2012, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2012, $10,579 of accrued interest was converted to amounts due to shareholders and affiliates. At December 31, 2012, $219,514, consisting of $211,580 of principal and $7,934 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2012, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into the Keltic Facility, a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital.

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

At December 31, 2012, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At December 31, 2012 and March 31, 2012, $6,139,826 and $3,849,831, respectively, due on the Keltic Facility is included in long-term liabilities.

NOTE 9 — EQUITY

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months ended December 31, 2012 and 2011, the Company recorded accrued dividends of $188,429 and $148,848, respectively, and for the nine months ended December 31, 2012 and 2011 the Company recorded accrued dividends of $552,579 and $209,549, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets. In the three months ended June 30, 2011, the Company also recognized a related beneficial conversion feature of $318,705 as a fully accreted deemed dividend. This amount is included in dividend to preferred shareholders on the attached condensed consolidated statement of operations for the nine months ended December 31, 2011.

Preferred stock conversions – In December 2012, a holder of Series A Preferred Stock converted 15 shares of Series A Preferred Stock, and accrued dividends thereon, into 56,745 shares of common stock.

In September 2012, a holder of Series A Preferred Stock converted 10.032 shares of Series A Preferred Stock, and accrued dividends thereon, into 37,235 shares of common stock.

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

The Company accounted for the 2011 Warrants issued in June 2011 in the condensed consolidated financial statements as a liability at their initial fair value of $347,059 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $447,398. Changes in the fair value of the 2011 Warrants are recognized in earnings for each reporting period. At December 31 and March 31, 2012, the fair value of the 2011 Warrants was included in the condensed consolidated balance sheet under the caption Warrant liability of $451,726 and $684,690, respectively. For the three months ended December 31, 2012, the Company recorded a gain on the change in the value of the 2011 Warrants of $161,685, and for the three months ended December 31, 2011, the Company recorded a loss on the change in the value of the 2011 Warrants of (91,412). For the nine months ended December 31, 2012 and 2011 the Company recorded a gain on the change in the value of the 2011 Warrants of $232,964 and $93,613, respectively.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	December 31, 2012	March 31, 2012
Risk-free interest rate	0.36%	0.51%
Expected option life in years	0.88	1.63
Expected stock price volatility	65%	65%
Expected dividend yield	0%	0%

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At December 31 and March 31, 2012, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Stock-based compensation expense for the three months ended December 31, 2012 and 2011 and for the nine months ended December 31, 2012 and 2011 amounted to $77,334 and $52,737, respectively and $216,262 and $137,250, respectively. At December 31, 2012, total unrecognized compensation cost amounted to $547,172, representing 4,024,932 unvested options. This cost is expected to be recognized over a weighted-average period of 2.39 years. There were no options exercised during the nine months ended December 31, 2012 and 2011.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase that amount, subject to certain annual adjustments. For the contract year ending June 30, 2013, the Company has contracted to purchase approximately €649,073 or $857,737 (translated at the December 31, 2012 exchange rate) in bulk Irish whiskey, of which €418,710, or $553,316, has been purchased as of December 31, 2012. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase that amount, subject to certain annual adjustments. For the contract year ending June 30, 2013, the Company has contracted to purchase approximately €211,860 or $279,969 (translated at the December 31, 2012 exchange rate) in bulk Irish whiskey, of which €93,989, or $124,204, has been purchased as of December 31, 2012. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease expires on April 30, 2013 and provides for monthly payments of $16,779. The Dublin lease expires on November 30, 2013 and provides for monthly payments of €1,250 or $1,650 (translated at the December 31, 2012 exchange rate). The Houston, TX lease expires January 31, 2015 and provides for monthly payments of $1,820 through January 31, 2014 and $1,875 from February 1, 2014 through January 31, 2015. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 14 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company did not exceed the limits in effect as of December 31, 2012 and March 31, 2012.

B.	Customers — Sales to three customers accounted for approximately 40.4% and 46.7% of the Company’s revenues for the three months ended December 31, 2012 and 2011, respectively (of which one customer accounted for 27.8% and 34.5%, respectively, of total sales). Sales to three customers accounted for approximately 42.5% and 45.1% of the Company’s revenues for the nine months ended December 31, 2012 and 2011, respectively, (of which one customer accounted for 30.3% and 31.7%, respectively, of total sales). Sales to three customers accounted for approximately 40.8% of accounts receivable at December 31, 2012.

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

	Three Months ended December 31,
	2012		2011
Consolidated Revenue:
International	$1,498,804	14.1%	$1,248,847	14.3%
United States	9,107,865	85.9%	7,460,357	85.7%

Total Consolidated Revenue	$10,606,669	100.0%	$8,709,204	100.0%

Consolidated Loss from Operations:
International	$44,145	(10.0)%	$(11,437)	1.4%
United States	(485,728)	110.0%	(781,795)	98.6%

Total Consolidated Loss from Operations	$(441,583)	100.0%	$(793,232)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(12,328)	2.0%	$(330,356)	26.8%
United States	(589,895)	98.0%	(903,906)	73.2%

Total Consolidated Net Loss Attributable to Controlling Interests	$(602,223)	100.0%	$(1,234,262)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$3,256,769	30.6%	$2,581,096	29.6%
Liqueur	2,765,253	26.2%	2,679,497	30.8%
Whiskey	2,856,248	26.9%	1,716,979	19.7%
Vodka	815,732	7.7%	926,550	10.6%
Tequila	45,057	0.4%	35,861	0.4%
Wine	108,544	1.0%	152,888	1.8%
Other*	759,066	7.2%	616,333	7.1%

Total Consolidated Revenue	$10,606,669	100.0%	$8,709,204	100.0%

	Nine Months ended December 31,
	2012		2011
Consolidated Revenue:
International	$4,122,819	13.5%	$3,230,356	12.7%
United States	26,521,014	86.5%	22,271,186	87.3%

Total Consolidated Revenue	$30,643,833	100.0%	$25,501,542	100.0%

Consolidated Loss from Operations:
International	$(90,776)	5.2%	$(54,749)	1.9%
United States	(1,638,310)	94.8%	(2,870,604)	98.1%

Total Consolidated Loss from Operations	$(1,729,086)	100.0%	$(2,925,353)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(159,031)	6.8%	$(581,325)	14.8%
United States	(2,173,988)	93.2%	(3,340,619)	85.2%

Total Consolidated Net Loss Attributable to Controlling Interests	$(2,333,019)	100.0%	$(3,921,944)	100.0%

Income tax benefit:
United States	111,114	100.0%	111,114	100.0%

Consolidated Revenue by category:
Rum	$11,430,885	37.2%	$8,997,450	35.3%
Liqueur	6,859,066	22.4%	6,531,969	25.6%
Whiskey	6,472,001	21.1%	4,392,630	17.2%
Vodka	2,627,122	8.6%	2,903,060	11.4%
Tequila	205,808	0.7%	204,883	0.8%
Wine	389,216	1.3%	567,273	2.2%
Other*	2,659,735	8.7%	1,904,277	7.5%

Total Consolidated Revenue	$30,643,833	100.0%	$25,501,542	100.0%

	As of December 31, 2012		As of March 31, 2012
Consolidated Assets:
International	$1,778,406	5.5%	2,430,226	7.6%
United States	30,739,387	94.5%	28,924,551	92.4%

Total Consolidated Assets	$32,517,793	100.0%	31,354,777	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, liqueur, whiskey, vodka, tequila and wine. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Gosling’s Dark ‘n Stormy® ready-to-drink cocktail, Jefferson’s® , Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Jefferson’s Rye whiskey, Clontarf® Irish whiskey, Pallini® liqueurs, Boru® vodka, Knappogue Castle Whiskey® , TierrasTM tequila, Celtic Honey® liqueur, Brady's® Irish Cream, Travis Hasse’s Original® Pie liqueurs, Gozio® amaretto, A. de Fussigny® cognacs and the CC: TM line of wines.

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits brands as we move towards profitability. To achieve this, we continue to seek to:

▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;
▪	improve value chain and manage cost structure. We continue to review and analyze our supply chains and cost structures both on a company-wide and brand-by-brand basis, as well as control general and administrative costs; and
▪	selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2012, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2012, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.32148 (equivalent to U.S. $1.00 = €0.75673) and  £1.00 = U.S. $1.61533 (equivalent to U.S. $1.00 = £0.61907).

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

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Cases
United States	74,908	64,248	222,484	191,618
International	21,691	16,640	52,939	45,537

Total	96,599	80,888	275,433	237,155

Rum	34,519	25,930	115,776	90,097
Liqueur	28,211	25,343	65,404	59,978
Whiskey	16,353	10,545	37,280	27,422
Vodka	16,153	17,364	50,326	53,726
Tequila	260	190	1,127	1,036
Wine	881	978	4,905	3,710
Other	222	538	615	1,186

Total	96,599	80,888	275,433	237,155

Percentage of Cases
United States	77.5%	79.4%	80.7%	80.8%
International	22.5%	20.6%	19.3%	19.2%

Total	100.0%	100.0%	100.0%	100.0%

Rum	35.7%	32.1%	42.3%	38.0%
Liqueur	29.2%	31.3%	23.9%	25.3%
Whiskey	16.9%	13.0%	13.6%	11.5%
Vodka	16.7%	21.5%	18.4%	22.7%
Tequila	0.3%	0.2%	0.4%	0.4%
Wine	0.9%	1.2%	1.8%	1.6%
Other	0.2%	0.7%	0.2%	0.5%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Cases
United States	51,214	28,277	187,141	114,550
International	3,860	2,396	12,186	7,189

Total	55,074	30,673	199,423	121,739

Percentage of Cases
United States	93.0%	92.2%	93.9%	94.1%
International	7.0%	7.8%	6.1%	5.9%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Sales, net*	100.0%	100.0%	100.0%	100.0%
Cost of sales*	63.6%	63.1%	64.1%	63.7%
Provision for obsolete inventory	0.2%	0.0%	0.4%	0.0%

Gross profit	36.2%	36.9%	35.5%	36.3%

Selling expense	27.2%	28.6%	27.0%	30.4%
General and administrative expense	11.0%	14.7%	11.9%	14.6%
Depreciation and amortization	2.2%	2.6%	2.3%	2.7%

Loss from operations	(4.2)%	(9.1)%	(5.7)%	(11.5)%

Loss from equity investment in non-consolidated affiliate	(0.1)%	0.0%	(0.1)%	(0.1)%
Foreign exchange loss	(0.6)%	(3.2)%	(0.3)%	(2.0)%
Interest expense, net	(1.5)%	(1.5)%	(1.3)%	(1.9)%
Net change in fair value of warrant liability	1.5%	(1.0)%	0.8%	0.4%
Income tax benefit	0.3%	0.4%	0.4%	0.4%

Net loss	(4.5)%	(14.4)%	(6.2)%	(14.7)%
Net loss attributable to noncontrolling interests	(1.2)%	0.2%	(1.4)%	(0.7)%

Net loss attributable to controlling interests	(5.7)%	(14.2)%	(7.6)%	(15.4)%

Dividend to preferred shareholders	(1.8)%	(1.7)%	(1.8)%	(2.1)%

Net loss attributable to common shareholders	(7.5)%	(15.9)%	(9.4)%	(17.5)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA (loss), as adjusted:

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Net loss attributable to common shareholders	$(790,652)	$(1,383,110)	$(2,885,598)	$(4,450,179)
Adjustments:
Interest expense, net	157,510	131,708	405,346	485,980
Income tax benefit	(37,038)	(37,038)	(111,114)	(111,114)
Depreciation and amortization	230,579	228,764	691,518	682,720
EBITDA (loss)	(439,601)	(1,059,676)	(1,899,848)	(3,392,593)
Allowance for doubtful accounts	4,869	8,024	16,869	26,058
Allowance for obsolete inventory	20,825	—	120,825	—
Stock-based compensation expense	77,334	52,737	216,262	137,250
Other expense	—	—	16	—
Gain (loss) from equity investment in non-consolidated affiliate	7,981	(787)	18,708	16,562
Foreign exchange loss	68,650	275,029	90,822	513,491
Net change in fair value of warrant liability	(161,685)	91,412	(232,964)	(93,613)
Net income attributable to noncontrolling interests	125,222	(19,294)	433,120	185,285
Dividend to preferred shareholders	188,429	148,848	552,579	528,235
EBITDA (loss), as adjusted	$(107,976)	$(503,707)	$(683,611)	$(2,079,325)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, non-cash compensation expense, gain (loss) from equity investment in non-consolidated affiliate, foreign exchange, net change in fair value of warrant liability, net income attributable to noncontrolling interests and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved 78.6% to a loss of ($0.1) million for the three months ended December 31, 2012, as compared to a loss of ($0.5) million for the comparable prior-year period, primarily as a result of our increased sales and gross profit. Our EBITDA, as adjusted, improved 66.9% to a loss of ($0.7) million for the nine months ended December 31, 2012, as compared to a loss of ($2.1) million for the comparable prior-year period, primarily as a result of our increased sales and gross profit.

Three months ended December 31, 2012 compared with three months ended December 31, 2011

Net sales. Net sales increased 21.8% to $10.6 million for the three months ended December 31, 2012, as compared to $8.7 million for the comparable prior-year period. Our U.S. case sales increased 16.7% for the three months ended December 31, 2012, as compared to the prior-year period. Our U.S. case sales as a percentage of total case sales decreased to 77.5% for the three months ended December 31, 2012, as compared to 79.4% for the comparable prior-year period. The overall increase in U.S. volume was due to the organic growth of Gosling’s rums and Jefferson’s bourbons and the introduction of new brands into the U.S. market. Our international case sales grew due to strong growth in our Gosling’s rum and Irish whiskey sales, offset by a decrease in our vodka sales due to increased price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally. Net sales for the three months ended December 31, 2012 include $0.1 million in revenue from Gozio amaretto, which we launched in January 2012.

 The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	8,589	4,091	33.1%	23.1%
Liqueurs	2,868	3,263	11.3%	13.1%
Whiskey	5,808	4,584	55.1%	88.8%
Vodka	(1,211)	(935)	(7.0)%	(6.3)%
Tequila	70	70	36.8%	36.8%
Wine	(97)	(97)	(9.9)%	(9.9)%
Other	(316)	(316)	(58.7)%	(58.7)%

Total	15,711	10,660	19.4%	16.6%

Gross profit. Gross profit increased 19.4% to $3.8 million for the three months ended December 31, 2012 from $3.2 million for the comparable prior-year period due to increased sales, while our gross margin decreased to 36.2% for the three months ended December 31, 2012 compared to 36.9% for the comparable prior-year period, primarily due to high volume, lower margin sales to new international retail chains. During the three months ended December 31, 2012, we recorded net allowance for obsolete and slow moving inventory of $0.02 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net $0.02 million charge has been recorded as an increase to cost of sales in the period ended December 31, 2012. Net of the allowance for obsolete inventories, our gross margin for the three months ended December 31, 2012 was 36.4%.

Selling expense. Selling expense increased 15.7% to $2.9 million for the three months ended December 31, 2012 from $2.5 million for the comparable prior-year period, primarily due to a $0.2 million increase in advertising, marketing and promotion expense in support of our overall volume growth, as well as a $0.1 million increase in delivery expense due to increased volume. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 27.2% for the three months ended December 31, 2012 as compared to 28.6% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 9.1% to $1.2 million for the three months ended December 31, 2012 from $1.3 million for the comparable prior-year period, primarily due to a $0.1 million decrease in professional fees. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 11.0% for the three months ended December 31, 2012 as compared to 14.7% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended December 31, 2012 and 2011.

Loss from operations. As a result of the foregoing, loss from operations improved 44.3% to ($0.4) million for the three months ended December 31, 2012 from ($0.8) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the warrants issued in connection with our June 2011 private placement at their initial fair value. Changes in the fair value of the warrants are recognized in earnings for each reporting period. For the three months ended December 31, 2012, we recorded a gain on the change in the value of the warrants of $0.2 million, as compared to a loss of ($0.1) million for the comparable prior-year period.

(Loss) Gain from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. We realized a loss of ($0.01) million from this investment in the three months ended December 31, 2012 as compared to a de minimis gain for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the three months ended December 31, 2012 was ($0.1) million as compared to a loss of ($0.3) million for the three months ended December 31, 2011 due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.2) million for the three months ended December 31, 2012 as compared to interest expense, net of ($0.1) million for the comparable prior-year period. The increase in interest expense is due to higher average outstanding balances on our Keltic Facility in the quarter ended December 31, 2012 as compared to the prior-year period. Due to expected balances on the Keltic Facility, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the three months ended December 31, 2012 was ($0.1) million as compared to ($0.02) million for the comparable prior-year period, both the result of allocated net income recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the three months ended December 31, 2012 and 2011, we recognized a dividend on our Series A Preferred Stock of $0.2 million and $0.1 million, respectively, as required by the terms of the preferred stock. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved 42.8% to ($0.8) million for the three months ended December 31, 2012 as compared to ($1.4) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the each of the three-month periods ended December 31, 2012 and 2011, respectively.

Nine months ended December 31, 2012 compared with nine months ended December 31, 2011

Net sales. Net sales increased 20.2% to $30.6 million for the nine months ended December 31, 2012, as compared to $25.5 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales remained relatively constant at 80.7% for the nine months ended December 31, 2012, as compared to 80.8% for the comparable prior-year period due to the organic growth of Gosling’s rums and Jefferson’s bourbons in the U.S. and the introduction of new brands into the U.S. market. Our international case sales grew due to strong growth in our Gosling’s rum and Irish whiskey sales, offset by a decrease in our vodka sales due to increased price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally. Net sales for the nine months ended December 31, 2012 include $0.5 million in revenue from Gozio amaretto, which we launched in January 2012, and $0.5 million in revenue from our Gosling’s Dark ‘n Stormy pre-mixed cocktail, which we launched in February 2012.

 The table below presents the increase or decrease, as applicable, in case sales by product category for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	25,679	19,044	28.5%	28.3%
Liqueur	5,426	5,930	9.0%	10.0%
Whiskey	9,858	6,683	35.9%	44.1%
Vodka	(3,400)	(1,496)	(6.3)%	(3.4)%
Tequila	91	91	8.8%	8.8%
Wine	1,195	1,195	32.2%	32.2%
Other	(571)	(571)	(48.1)%	(48.1)%

Total	38,278	30,876	16.1%	16.1%

Gross profit. Gross profit increased 17.8% to $10.9 million for the nine months ended December 31, 2012 from $9.2 million for the comparable prior-year period, while our gross margin decreased to 35.5% for the nine months ended December 31, 2012 compared to 36.3% for the comparable prior-year period, primarily due to high volume, lower margin sales to new international retail chains. The increase in gross profit was primarily due to increased sales in the current period. During the nine months ended December 31, 2012, we recorded net allowance for obsolete and slow moving inventory of $0.1 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net ($0.1) million charge has been recorded as an increase to cost of sales in the current period. Net of the allowance for obsolete inventories, our gross margin for the nine months ended December 31, 2012 was 35.9%.

Selling expense. Selling expense increased 6.7% to $8.3 million for the nine months ended December 31, 2012 from $7.8 million for the comparable prior-year period, primarily due to a $0.2 million increase in delivery expense due to increased volume, a $0.2 million increase in employee-related charges, including salaries and entertainment expense, and a $0.1 million increase in advertising, marketing and promotion expense in support of our overall volume growth. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 27.0% for the nine months ended December 31, 2012 as compared to 30.4% for the comparable prior-year period.

General and administrative expense. General and administrative expense was $3.7 million for each of the nine-month periods ended December 31, 2012 and 2011. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 11.9% for the nine months ended December 31, 2012 as compared to 14.6% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.7 million for each of the nine-month periods ended December 31, 2012 and 2011.

Loss from operations . As a result of the foregoing, loss from operations improved 40.9% to ($1.7) million for the nine months ended December 31, 2012 from ($2.9) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the warrants are recognized in earnings for each reporting period. For the nine months ended December 31, 2012, we recorded a gain on the change in the value of the warrants of $0.2 million, as compared to a gain of $0.1 million for the comparable prior-year period.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. We realized a loss from this investment of ($0.02) million in each of the nine-month periods ended December 31, 2012 and 2011.

Foreign exchange loss. Foreign exchange loss for the nine months ended December 31, 2012 was ($0.1) million as compared to a loss of ($0.5) million for the nine months ended December 31, 2011 due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.4) million for the nine months ended December 31, 2012 as compared to interest expense, net of ($0.5) million for the comparable prior-year period. The decrease in interest expense is due to lower average outstanding balances in the nine months ended December 31, 2012 as compared to the prior year period. Average debt balances decreased due to the conversion of debt to equity in connection with our June 2011 private placement, offset by the interest charged on our Keltic Facility. Due to expected balances on the Keltic Facility, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the nine months ended December 31, 2012 was ($0.4) million as compared to ($0.2) million for the comparable prior-year period, both the result of allocated net income recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders.  For the nine months ended December 31, 2012, we recognized a dividend on our Series A Preferred Stock of $0.6 million, as required by the terms of the preferred stock. For the nine months ended December 31, 2011, we recognized a dividend of $0.5 million on our preferred stock. Included in such amount is a $0.3 million charge for the associated beneficial conversion feature. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved 35.2% to ($2.9) million for the nine months ended December 31, 2012 as compared to ($4.5) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.03) per share for the nine months ended December 31, 2012, as compared to ($0.04) for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the nine months ended December 31, 2012, we had a net loss of ($1.9) million, and used cash of $2.4 million in operating activities. As of December 31, 2012, we had cash and cash equivalents of $0.2 million and had an accumulated deficit of $127.0 million.

In July 2012, we amended the Keltic Facility to increase the availability thereunder (subject to certain terms and conditions) to $7.0 million from $5.0 million for the purpose of providing working capital.

We believe that our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until profitability, ensure continuity of supply of certain of our brands, fund future acquisitions and agency relationships, and support new brand initiatives and marketing programs.

Existing Financing

In July 2012, we entered into a First Amendment to the revolving loan agreement ("Loan Agreement") with Keltic Financial Partners II, LP ("Keltic"), which we refer to as the Keltic Facility, providing for availability (subject to certain terms and conditions) of a facility of up to $7.0 million for the purpose of providing working capital. The Loan Agreement amends the August 2011 facility between us and Keltic, which provided for a facility of up to $5.0 million. The Keltic Facility expires on August 19, 2014. We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. Interest has been paid at 6.5% and there have been no Events of Default. In addition to a $100,000 commitment fee paid on the original Loan Agreement and a $40,000 commitment fee paid on the amended Loan Agreement, Keltic will also receive an annual facility fee and a collateral management fee. The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2012, we were in compliance, in all material respects, with the covenants under the Keltic Facility.

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

We have arranged various credit facilities aggregating €350,000 or $462,518 (translated at the December 31, 2012 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%.

Liquidity Discussion

As of December 31, 2012, we had shareholders’ equity of $16.3 million as compared to $18.0 million at March 31, 2012. This decrease is primarily due to our total comprehensive loss for the nine months ended December 31, 2012.

As of December 31, 2012, we had working capital of $12.3 million as compared to $11.6 million at March 31, 2012, with increases in inventory and accounts receivable and a decrease in accounts payable, only partially offset by an increase in due to shareholders and affiliates.

As of December 31, 2012, we had cash and cash equivalents of approximately $0.2 million as compared to $0.5 million at March 31, 2012. The decrease is primarily attributable to the funding of our operations and working capital needs for the nine months ended December 31, 2012, offset by the $2.3 million drawn on the Keltic Facility. At both December 31, and March 31, 2012, we also had approximately $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

As of December 31, 2012, we had borrowed $6.1 million of the $7.0 million available under the Keltic Facility, leaving $0.9 million in potential availability for working capital needs. We believe our current cash and working capital, and the current availability under the Keltic Facility, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least December 2013.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended December 31,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,366)	$(4,190)
Investing activities	(264)	(411)
Financing activities	2,378	3,984

Effect of foreign currency translation	(1)	(16)

Net decrease in cash and cash equivalents	$(253)	$(633)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits, bulk wine and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila, Gozio amaretto, or A. de Fussigny cognacs. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at December 31, 2012 included stores of bulk wine purchased in advance of forecasted production requirements. We expect to reduce these amounts in the normal course of future sales.

During the nine months ended December 31, 2012, net cash used in operating activities was $2.4 million, consisting primarily of a net loss of $1.9 million, an $0.8 million increase in accounts receivable, an $0.8 million increase in inventory, a $0.4 million increase in due from affiliates and a $0.2 million net change in the fair value of warrant liability. These uses of cash were partially offset by a $0.6 million increase in due to related parties, a $0.3 million increase in accounts payable and accrued expenses, depreciation and amortization expense of $0.7 million, $0.2 million in stock-based compensation expense and $0.1 million in provision for obsolete inventories.

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

Investing Activities. Net cash used in investing activities was $0.3 million for the nine months ended December 31, 2012, representing $0.1 million used in the acquisition of fixed and intangible assets and $0.1 million in payments under a contingent consideration agreement.

Net cash used in investing activities was $0.4 million for the nine months ended December 31, 2011, representing $0.3 million used in the acquisition of fixed and intangible assets and $0.08 million in payments under a contingent consideration agreement.

Financing activities. Net cash provided by financing activities for the nine months ended December 31, 2012 was $2.4 million representing $2.3 million drawn on the Keltic Facility and $0.1 million drawn on the foreign revolving credit facility.

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

February 14, 2013

