Form 10-K
period 2013-03-31
Castle Brands Inc
filed 2013-07-01
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ¨; No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2012 closing price was approximately $11,600,000 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 109,822,526 shares of common stock outstanding at June 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

 CASTLE BRANDS INC.

FORM 10-K

PART I

Item 1. Business

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Gosling’s Stormy Ginger Beer, Gosling’s Dark ‘n Stormy® ready-to-drink cocktail, Jefferson’s®, Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Jefferson’s Rye whiskey, Pallini® liqueurs, Clontarf® Irish whiskey, Knappogue Castle Whiskey®, Brady's® Irish Cream, Boru® vodka, Tierras TM tequila, Celtic Honey® liqueur, Castello MioTM sambucas, Travis Hasse’s Original® Pie liqueurs and Gozio® amaretto.

Our brands

We market the premium brands listed below.

Gosling’s rum. We are the exclusive U.S. distributor for Gosling’s rums, including Gosling’s Black Seal Dark Rum, Gosling’s Gold Bermuda Rum and Gosling’s Old Rum. The Gosling family produces these rums in Bermuda, where Gosling’s rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold a 60% controlling interest in Gosling-Castle Partners, Inc., a global export venture between us and the Gosling family. Gosling-Castle Partners has the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda. The Gosling’s rum brands accounted for approximately 37% and 36% of our revenues for our 2013 and 2012 fiscal years, respectively. We have also introduced Gosling’s Stormy Ginger Beer, an essential non-alcoholic ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail, Gosling's Dark ‘n Stormy® cocktail in a ready-to-drink can, and Gosling’s Rum Swizzle, the famous Bermuda classic made with Gosling’s Black Seal Rum, Gosling’s Gold Bermuda Rum and a blend of island flavors that include pineapple and orange.

Jefferson’s bourbons and rye whisky. We develop and market three premium, very small batch bourbons: Jefferson’s, Jefferson’s Reserve and Jefferson’s Presidential Select. Each of these three distinct premium Kentucky bourbons, is blended in batches of eight to twelve barrels to produce specific flavor profiles. We also produce Jefferson's Straight Rye Whiskey, a premium whiskey distilled from 100% North American rye.

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

Knappogue Castle Whiskey. We developed our Knappogue Castle Whiskey, a single malt Irish whiskey, to build on both the popularity of single malt Scotch whisky and the growth in the Irish whiskey category. Knappogue Castle Whiskey is distilled in pot stills using malted barley and is aged twelve years. We have recently introduced Knappogue Twin Wood, the first Sherry Finished Knappogue Castle Whiskey. The whiskey is matured for sixteen years in two types of wood resulting in a perfectly balanced single malt Irish whiskey with a complex, rich taste and a slightly sweet sherry finish.

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

Castello Mio sambucas. In May 2013, we introduced Castello Mio, a super premium sambuca. Castello Mio Sambuca is made by Brotto Distilleries S.r.L. (“Brotto”), a family company with a tradition of crafting fine liqueurs in the Veneto region of Italy since the 1800’s, and is available in the “classico” style as well as espresso.

Travis Hasse’s Original Pie liqueurs. We are the exclusive global distributor for Travis Hasse’s Original Pie Liqueurs, including Travis Hasse’s Original Apple Pie Liqueur, a blend of various types of apples, spices and cinnamon, and Travis Hasse's Original Cherry Pie Liqueur, a cherry-pie-filling flavor from the marriage of maraschino cherries and a hint of vanilla, and Travis Hasse’s Cow Pie Liqueur, a blend of chocolate, vanilla, caramel, and neutral grain spirit. We have a 20% interest in DP Castle Partners, LLC, a joint venture formed with Travis Hasse and his wholly owned Drink Pie, LLC, which we refer to as DPCP, to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur, Cow Pie Liqueur and any future line extensions of the brand. Under the terms of the agreement, we will acquire an increasing stake in DPCP based on achieving certain case sale targets.

Gozio Amaretto. In 2011, we became the exclusive U.S. distributor for Gozio Amaretto, which is made from a secret recipe that combines selected fruits from four continents.

Wine brands. In March 2013, we determined to reduce our sales and marketing efforts on our wine brands, which do not provide a material contribution to our results of operations. We made this decision to optimize our resources and focus on our faster growing and more profitable spirits brands, and to reduce the levels of working capital required to maintain necessary inventory levels of bulk wine and finished goods. We intend to continue selling existing finished goods wine inventory through our current sales channels, but are actively seeking buyers for large lots and for our bulk wine.

Our strategy

Our objective is to continue building a distinctive portfolio of global premium spirits brands as we move towards profitability. To achieve this, we continue to seek to:

▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;
▪	improve value chain and manage cost structure. We continue to review and analyze our supply chains and cost structures both on a company-wide and brand-by-brand basis, to improve operations and operating results; and
▪	selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

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

We do not have significant investments in distillation, bottling or other production facilities or equipment. Instead, we have entered into relationships with several companies to provide those services to us. We believe that these types of arrangements allow us to avoid committing significant amounts of capital to fixed assets and permit us to have the flexibility to meet growing sales levels by dealing with companies whose capacity significantly exceeds our current needs. These relationships vary on a brand-by-brand basis as discussed below. As part of our ongoing cost-containment efforts, we intend to continue to review each of our business relationships to determine if we can increase the efficiency of our operations.

Gosling’s rum

Gosling’s rums have been produced by the Gosling’s family in Hamilton, Bermuda for over 200 years and, under our distribution arrangements with Gosling's Export (Bermuda) Limited (“Gosling’s Export”), they have retained the right to act as the sole supplier to Gosling-Castle Partners Inc. with respect to our Gosling’s rum requirements. Gosling's sources its rums in the Caribbean and transports them to Bermuda where they are blended according to proprietary recipes. The rums are then sent to Heaven Hill Distilleries, Inc.’s plant in Bardstown, Kentucky where they are bottled, packaged, stored and shipped to our third-party warehouse. In 2007, Gosling’s increased its blending and storage facilities in Bermuda to accommodate our supply needs for the foreseeable future. We believe Heaven Hill has ample capacity to meet our projected supply needs. See “Strategic brand-partner relationships.”

Knappogue Castle and Clontarf Irish whiskeys

In 2012, we entered into two long-term supply agreements with Irish Distillers Limited, a subsidiary of Pernod Ricard, under which it has agreed to supply us with the aged single malt and grain whiskeys used in our Knappogue Castle Whiskey and all of our Clontarf Irish whiskey products. The first supply agreement provides for the production of blended Irish whiskeys for us until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice, except for breach. Under this agreement, we provide IDL with a forecast of the estimated amount of liters of pure alcohol we require for the next four fiscal contract years and agree to purchase that amount, subject to certain annual adjustments. The second supply agreement provides for the production of single malt Irish whiskeys for us until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice, except for breach. Under this agreement, we provide IDL with a forecast of the estimated amount of liters of pure alcohol we require for the next twelve fiscal contract years and agree to purchase that amount, subject to certain annual adjustments. We are not obligated to pay for any product not yet received. The whiskeys are then sent to Terra Limited (“Terra”) in Baileyboro, Ireland, where they are bottled in bottles we designed and packaged for shipment. We believe that both Terra, which also acts as bottler for certain of our Boru vodka and as producer and bottler of our Brady’s Irish cream (and as bottler for Celtic Honey, which is supplied to us by one of Terra’s affiliates), has sufficient bottling capacity to meet our current needs, and both Terra and Irish Distillers have the capacity to meet our future supply needs.

Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Boru vodkas and our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2013. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Jefferson’s whiskeys

Jefferson’s, Jefferson’s Reserve bourbons, Jefferson’s Presidential Select and Jefferson’s rye are bottled for us by Luxco, Inc., which we refer to as Luxco, in Cleveland, OH, from our stocks of aged bourbon and rye. We blend no more than eight to twelve barrels to produce specific flavor profiles of each of our bourbon products. Bourbon has been in short supply in the U.S. in recent years, and we have been actively seeking alternate sourcing for future supply. We have recently acquired a stock of aged bourbon and identified a future source, which we anticipate will supply our currently forecasted needs for Jefferson’s and Jefferson’s Reserve, and have a rare stock of aged rye, which we anticipate will available for sale later this year, although there is no assurance we can source adequate amounts of bourbon or rye at satisfactory prices.

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

Boru vodka

We have a supply agreement with Royal Nedalco B.V., a leading European producer of grain neutral spirits, to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for Royal Nedalco to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2013, in quantities designated by us. We believe that Royal Nedalco has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the Royal Nedalco agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

The five-times distilled alcohol is delivered from Royal Nedalco to the bottling premises at Terra, where it is filtered in several proprietary ways, pure water is added to achieve the desired proof, and, in the case of the citrus, orange and Crazzberry versions of Boru vodka, flavorings are added. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the U.S. and bottled at Proximo Distillers, Inc. (formerly Lawrenceburg Distillers, Inc.), which we refer to as PDI, in Lawrenceburg, IN, where we bottle certain sizes for the U.S. market. We believe that both Terra and PDI have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our future supply needs. As described above, our bottling and services agreement with Terra will expire on June 30, 2013. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Brady’s Irish cream

Brady’s Irish cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand. As described above, our bottling and services agreement with Terra will expire on June 30, 2013. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

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

Tierras tequila

Tierras Tequila Autenticas de Jalisco or “Tierras” is being produced for us in Mexico by Autentica Tequilera S.A. de C.V. Autentica Tequilera currently sources organic agave from third-parties, and together with its affiliates is in the process of cultivating its own supply of organic agave. Autentica Tequilera distills and bottles the tequila at its facility in the Jalisco region of Mexico. Tierras is available as blanco, reposado and añejo. The blanco is unaged, the reposado is aged in oak barrels at the distillery for up to one year, and the añejo is aged in oak barrels at the distillery for at least one year. We believe that, given the ability of Autentica Tequilera to purchase organic agave and its anticipated cultivation of organic agave, Autentica Tequilera has sufficient capacity to meet our foreseeable supply needs for this brand.

Castello Mio sambucas

Castello Mio sambucas are produced for us by Brotto in Carnuda, Italy. Grain neutral spirits, sugar and natural various flavor essences are combined to our specifications, and then bottled by Brotto in bottles designed for us. We believe that Brotto has the capacity to meet our foreseeable supply needs for this brand.

 Travis Hasse’s Original Pie Liqueurs

Travis Hasse’s Original Pie Liqueurs are produced for us by Death’s Door Spirits (“Death’s Door”) in Middleton, Wisconsin. Various flavorings are combined with grain neutral spirits to our specifications, and then bottled by Death’s Door in bottles designed for us. We believe that Death’s Door has the capacity to meet our foreseeable supply needs for this brand.

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

The U.S. wine and spirits industry has consolidated dramatically over the last ten years due to merger and acquisition activity. There are currently seven major spirits companies, each of which own and operate their own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the U.S. The major companies are exerting increasing influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors. We believe our established distribution network in all 50 states allows us to overcome a significant barrier to entry in the U.S. beverage alcohol market and enhances our attractiveness as a strategic partner for smaller companies lacking comparable distribution.

For fiscal 2013, our U.S. sales represented approximately 87.0% of our revenues, and we expect them to remain relatively consistent as a percentage of our total sales in the near future. See note 17 to our accompanying consolidated financial statements.

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

International distribution

In our foreign markets, most countries permit sales directly from the brand owner to retail establishments, including liquor stores, chain stores, restaurants and pubs, without requiring that sales go through a wholesaler tier. In our international markets, we rely primarily on established spirits distributors in much the same way as we do in the U.S. We have contracted with an international beverage alcohol broker to represent our brands in approximately twenty international markets. We use Terra and other bonded warehouses and logistic providers to handle the billing, inventory and shipping for us for some products in certain of our non-U.S. markets.

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

Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, Switzerland, Bulgaria, Ukraine, France, Russia, Finland, Norway, Sweden, U.A.E., China and the Duty Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2013, non-U.S. sales represented approximately 13.0% of our revenues. See note 17 to our accompanying consolidated financial statements.

Significant customers

Sales to one distributor, Southern Wine and Spirits and related entities, accounted for approximately 30.2% of our consolidated revenues for fiscal 2013.

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

Strategic brand-partner relationships

We forge strategic relationships with emerging and established spirits brand owners seeking opportunities to increase their sales beyond their home markets and achieve global growth. This ability is a key component of our growth strategy and one of our competitive strengths. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships for Gosling’s rum, Pallini liqueurs, Celtic Honey, Tierras tequila and Gozio amaretto, as described below, and we intend to seek to expand our brand portfolio through similar future arrangements.

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

Pallini Internazionale/Pallini liqueurs

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

Autentica Tequilera S.A. de C.V./Tierras tequila

In February 2008, we entered into an importation and marketing agreement with Autentica Tequilera S.A. de C.V., under which we became the exclusive U.S. importer of Tierras. In February 2013, the agreement renewed for an additional five years in accordance with its terms. During the term, we have the right to purchase tequila at stipulated prices. Autentica Tequilera must maintain certain standards for its products, and we have input into the product and packaging. We are required to prepare periodic reports detailing the development of the brand’s sales. Under this agreement, we have rights of first refusal for any new market for Tierras (except Mexico), and any new Autentica Tequilera products in any market (except Mexico). We also have a right of first refusal on any sale of the Tierras brand, and a right to acquire up to 35% of the economic benefit of any such sale with a third-party based upon the achievement of certain cumulative sales targets.

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

We have entered into distribution agreements for brands owned by third parties, such as the Gosling’s rums, the Pallini liqueurs, Travis Hasse’s Original Pie liqueurs, Tierras tequila and Gozio amaretto. The Gosling’s rum brands, Pallini liqueurs, Travis Hasse’s Original Pie liqueurs and Gozio amaretto are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda), Travis Hasse’s Original Pie liqueurs globally and the Pallini liqueur brands and Gozio amaretto in the U.S. Gosling’s also has a trademark for their signature rum cocktail, Dark ‘n Stormy. Autentica Tequiliera holds the registered U.S. trademark for Tequila Tierras Autenticas de Jalisco and its distinctive label. See “Strategic brand-partner relationships.”

Seasonality

Our industry is subject to seasonality with peak retail sales generally occurring in the fourth calendar quarter (our third fiscal quarter) primarily due to seasonal holiday buying. Historically, this holiday demand typically resulted in slightly higher sales for us in our second and/or third fiscal quarters. However, the growth of Gosling’s rums in recent years has led to improved fourth fiscal quarter revenues.

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

Employees

As of March 31, 2013, we had 41 full-time employees, 25 of which were in sales and marketing and 16 of which were in management, finance and administration. We had 39 full-time employees as of March 31, 2012. As of March 31, 2013, 39 of our employees were located in the U.S. and two were located in Ireland.

Geographic Information

We operate in one business — premium beverage alcohol. Our product categories are rum, whiskey, liqueurs, vodka and tequila. We report our operations in two geographical areas: International and U.S. See note 17 to our accompanying consolidated financial statements.

Corporate Information

We are a Florida corporation, which was incorporated in 2009. We are the successor to a Delaware corporation, which was incorporated in Delaware in 2003.

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

We have incurred losses since our inception, including a net loss of $6.2 million for fiscal 2013, and had an accumulated loss of $130.3 million as of March 31, 2013. We believe that we will continue to incur net losses as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the near future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

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

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the U.S., Bermuda, the Caribbean, Australia and Europe. We rely on the owners of Gosling’s rum, Pallini liqueurs, Gozio amaretto and Tierras tequila to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, Royal Nedalco is the sole producer for Boru vodka; Irish Distillers Limited is the sole provider of our single malt, blended and grain Irish whiskeys; Gaelic Heritage Corporation Limited is the sole producer of our Celtic Honey Irish liqueur; and Terra Limited is not only the sole producer of our Brady’s Irish cream liqueur but also the only bottler of our Irish whiskeys. We do not have long-term written agreements with all of our suppliers. We do not currently have a long-term source for supply of aged bourbon or rye and there can be no assurance we can source adequate amounts of aged bourbon or rye at satisfactory prices, or at all. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

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

If we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, our growth could be limited, and, even if additional brands are acquired, we may not realize planned benefits due to integration difficulties or other operating issues.

A component of our growth strategy is the acquisition of additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth could be limited. Also, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include:

·	difficulties in assimilating acquired operations or products;
·	unanticipated costs that could materially adversely affect our results of operations;
·	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;
·	diversion of management’s attention from other business concerns;

·	adverse effects on existing business relationships with suppliers, distributors and retail customers;
·	risks of entering new markets or markets in which we have limited prior experience; and
·	the potential inability to retain and motivate key employees of acquired businesses.

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

For fiscal 2013, non-U.S. operations accounted for approximately 13.1% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Also, for fiscal 2013, Euro denominated sales accounted for approximately 6.3% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse affect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We do not currently hedge against these risks.

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

Risk Relating to Owning Our Stock

We may not be able to maintain our listing on the NYSE MKT, which may limit the ability of our shareholders to sell their common stock.

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

As of July 1, 2013, our executive officers, directors and principal shareholders beneficially owned approximately 53% of our common stock, including warrants and options that are exercisable within 60 days of the date of this annual report and assuming full conversion of the Series A Preferred Stock, related warrants and accrued dividends thereon. As a result, if they act in concert, they could control matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. Also, our charter permits our shareholders to act by written consent. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

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

As of July 1, 2013, we had 6,435 shares of Series A Preferred Stock outstanding which may convert into 21,166,041 shares of our common stock, accrued dividends on the Series A Preferred Stock which may convert into 1,365,162 shares of our common stock, and warrants to purchase 11,874,087 shares of our common stock.  Also, as of July 1, 2013, we had 22,000,000 shares of our common stock reserved for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan.  The conversion of the Series A Preferred Stock and the exercise of these options and warrants will result in dilution to our existing shareholders and could have a material adverse effect on our stock price. The conversion price of the Series A Preferred Stock and certain warrants is also subject to certain anti-dilution adjustments.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our executive offices are located in New York, NY, where we lease approximately 4,800 square feet of office space under a lease that expires in April 2014. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in December 2013 and approximately 1,000 square feet of office space in Houston, TX under a lease that expires in January 2015.

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

Fiscal 2013	High	Low
First Quarter (April 1 — June 30, 2012)	$0.34	$0.26
Second Quarter (July 1 — September 30, 2012)	$0.33	$0.25
Third Quarter (October 1 — December 31, 2012)	$0.33	$0.26
Fourth Quarter (January 1 — March 31, 2013)	$0.31	$0.26

Fiscal 2012
First Quarter (April 1 — June 30, 2011)	$0.33	$0.27
Second Quarter (July 1 — September 30, 2011)	$0.33	$0.21
Third Quarter (October 1 — December 31, 2011)	$0.30	$0.21
Fourth Quarter (January 1 — March 31, 2012)	$0.30	$0.25

Holders

At June 24, 2013, there were approximately 193 record holders of our common stock.

Dividend policy

We did not declare or pay any cash dividends in fiscal 2013 or 2012 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant. Further, our ability to declare and pay cash dividends is restricted by certain covenants in our loan agreements.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2013 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	20,573,424	$0.52	13,300,663
Equity compensation plans not approved by security holders	-	-	-
Total	20,573,424	$0.52	13,300,663

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits brands as we move towards profitability. To achieve this, we continue to seek to:

▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;
▪	improve value chain and manage cost structure. We continue to review and analyze our supply chains and cost structures both on a company-wide and brand-by-brand basis, to improve operations and operating results; and
▪	selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Recent Events

Keltic Facility

In July 2012, we entered into a First Amendment to the revolving loan agreement (the “Loan Agreement”) with Keltic Financial Partners II, LP ("Keltic"), which we refer to as to the Keltic Facility, providing for availability (subject to certain terms and conditions) of a facility of up to $7.0 million for the purpose of providing working capital. The Loan Agreement amended the August 2011 facility between us and Keltic, which provided for a facility of up to $5.0 million. In addition to a $100,000 commitment fee paid on the original Loan Agreement, we paid a $40,000 commitment fee paid on the amended Loan Agreement.

In March 2013, we entered into a Second Amendment (the “Loan Amendment”) to the Keltic Facility, providing for an increase in available borrowings (subject to certain terms and conditions) under the revolving facility for working capital purposes from $7.0 million to $8.0 million (the "Facility"). The Loan Amendment also provided for a term loan of $2.5 million (the "Term Loan") that was used for the purchase of bourbon inventory in March 2013. Unless sooner terminated in accordance with their respective terms, the Facility and Term Loan expire on December 31, 2016 (the "Maturity Date"). We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75% and (c) 6.50%. The Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Facility or Term Loan, as applicable, interest rate. The Facility currently bears interest at 6.50% and the Term Loan currently bears interest at 7.50%. We are required to pay down the principal balance of the Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Term Loan are due and payable in full on the Maturity Date. Upon execution of the Loan Amendment, we paid Keltic a $70,000 closing and commitment fee, and Keltic will also continue to receive an annual facility fee and a collateral management fee (each as set forth in the Loan Agreement).

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2013, we were in compliance, in all material respects, with the covenants under the Keltic Facility.

Keltic required as a condition to funding the Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an aggregate of $750,000 of the Term Loan to be purchased by junior participants. Certain related parties purchased a portion of these junior participations in the Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder, Mark E. Andrews, III ($50,000), a director and our Chairman, and an affiliate of Richard J. Lampen ($50,000), a director and our President and Chief Executive Officer. Under the terms of the Participation Agreement, the junior participants will receive interest at the rate of 11% per annum. We are not a party to the Participation Agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we are obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000.

Reduced focus on wine brands

In March 2013, we determined to reduce our sales and marketing efforts on our wine brands, which do not provide a material contribution to our results of operations. We made this decision to optimize our resources and focus on our faster growing and more profitable spirits brands, and to reduce the levels of working capital required to maintain necessary inventory levels of bulk wine and finished goods. We intend to continue selling existing finished goods wine inventory through our current sales channels, but are actively seeking buyers for large lots and for our bulk wine. In connection with this decision, we recognized a loss of $1.7 million, consisting of $0.8 million on the write-off of net intangible assets and $0.9 million in goodwill, as well as $0.3 million charged to the provision for obsolete inventory to adjust both bulk wine and finished goods to estimated net realizable value, for the year ended March 31, 2013.

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

Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. We purchase certain products, such as Gosling’s rums, Pallini liqueurs, Gozio amaretto and Tierras tequila, as finished goods. For other products, such as Jefferson’s bourbons, we purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. Our U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S.

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

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2014 to be comparable to fiscal 2013, as we continue to control core spending. We expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

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

We continue to believe the following industry trends will create growth opportunities for us, including:

·	the divestiture of smaller and emerging non-core brands by major spirits companies as they continue to consolidate;
·	increased barriers to entry, particularly in the U.S., due to continued consolidation and the difficulty in establishing an extensive distribution network, such as the one we maintain; and
·	the trend by small private and family-owned spirits brand owners to partner with, or be acquired by, a company with global distribution. We expect to be an attractive alternative to our larger competitors for these brand owners as one of the few modestly-sized publicly-traded spirits companies.

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

Financial performance overview

The following table provides information regarding our beverage alcohol case sales for the periods presented based on nine-liter equivalent cases, which is a standard industry metric:

	Years ended March 31,
	2013	2012
Cases
United States	302,602	272,610
International	69,457	60,919

Total	372,059	333,529

Rum	152,696	127,978
Vodka	69,600	72,059
Liqueurs	86,431	83,827
Whiskey	53,798	40,194
Tequila	1,337	1,494
Wine	7,469	6,382
Other	728	1,595

Total	372,059	333,529

Percentage of Cases
United States	81.3%	81.7%
International	18.7%	18.3%

Total	100.0%	100.0%

Rum	41.0%	38.4%
Vodka	18.7%	21.6%
Liqueurs	23.2%	25.1%
Whiskey	14.5%	12.1%
Tequila	0.4%	0.4%
Wine	2.0%	1.9%
Other	0.2%	0.5%

Total	100.0%	100.0%

The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Years ended March 31,
	2013	2012
Cases
United States	248,309	156,359
International	16,272	9,585

Total	264,581	165,944

United States	93.8%	94.2%
International	6.2%	5.8%

Total	100.0%	100.0%

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

Goodwill and other intangible assets

As of March 31, 2013 and 2012, we recorded $0.5 million and $1.2 million, respectively, of goodwill that arose from acquisitions. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. We evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

The fair value of each reporting unit was determined at each of March 31, 2013 and 2012 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. Other than the write downs of intangible and goodwill related to the wine brands discussed below, we did not record any impairment on goodwill or other intangible assets for fiscal 2013 or 2012.

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

In March 2013, we determined to reduce our sales and marketing efforts on our wine brands, which do not provide a material contribution to our results of operations. We made this decision to optimize our resources and focus on our faster growing and more profitable spirits brands, and to reduce the levels of working capital required to maintain necessary inventory levels of bulk wine and finished goods. We intend to continue selling existing finished goods wine inventory through our current sales channels, but are actively seeking buyers for large lots and for our bulk wine. In connection with this decision, we recognized a loss of $1.7 million, consisting of $0.8 million on the write-down of net intangible assets and $0.9 million in goodwill, as well as $0.3 million charged to the provision for obsolete inventory to adjust both bulk wine and finished goods to estimated net realizable value, for the year ended March 31, 2013.

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Stock-based compensation was $0.3 million and $0.2 million for fiscal 2013 and 2012, respectively. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2013 and 2012 are included in note 13 to our consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Years ended March 31,
	2013	2012
Sales, net	$100.0%	100.0%
Cost of sales	63.8%	63.9%
Provision for obsolete inventory	1.7%	0.8%

Gross margin	34.5%	35.3%

Selling expense	27.2%	29.6%
General and administrative expense	11.7%	14.0%
Depreciation and amortization	2.2%	2.6%
Loss on wine assets	4.1%	0.0%

Loss from operations	(10.7)%	(10.9)%

Loss from equity investment in non-consolidated affiliate	(0.1)%	(0.1)%
Foreign exchange loss	(0.6)%	(2.0)%
Interest expense, net	(1.4)%	(1.6)%
Net change in fair value of warrant liability	0.7%	0.3%
Income tax benefit	0.4%	0.4%

Net loss	(11.7)%	(14.0)%
Net income attributable to noncontrolling interests	(1.5)%	(0.8)%

Net loss attributable to controlling interests	(13.2)%	(14.8)%

Dividend to preferred shareholders	(1.8)%	(2.0)%

Net loss attributable to common shareholders	(15.0)%	(16.8)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Years ended March 31,
	2013	2012
Net loss attributable to common shareholders	$(6,193,225)	$(5,947,155)
Adjustments:
Interest expense, net	587,308	589,781
Income tax benefit	(148,152)	(148,152)
Depreciation and amortization	920,305	914,361
EBITDA (loss)	(4,833,764)	(4,591,165)
Allowance for doubtful accounts	86,869	68,599
Allowance for obsolete inventory	684,830	275,000
Stock-based compensation expense	282,314	190,462
Loss on wine assets	1,715,728	—
Loss from equity investment in non-consolidated affiliate	22,549	28,923
Foreign exchange loss	247,431	722,253
Net change in fair value of warrant liability	(302,734)	(109,767)
Net income attributable to noncontrolling interests	610,492	272,200
Dividend to preferred shareholders	744,468	714,830
EBITDA (loss), as adjusted	(741,817)	(2,428,665)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, loss on wine assets, non-cash compensation expense, loss from equity investment in non-consolidated affiliate, foreign exchange, net change in fair value of warrant liability, net income attributable to noncontrolling interests and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved 69.7% to ($0.7) million for the year ended March 31, 2013, as compared to ($2.4) million for the comparable prior-year period, primarily as a result of our increased revenue and gross margin.

Fiscal 2013 compared with fiscal 2012

Net sales. Net sales increased 16.8% to $41.4 million for the year ended March 31, 2013, as compared to $35.5 million for the comparable prior-year period. Our U.S. case sales as a percentage of total case sales remained relatively constant at 81.3% for the year ended March 31, 2013, as compared to 81.7% for the comparable prior-year period, due to the continued organic growth of Gosling’s rums and Jefferson’s bourbons in the U.S. and the introduction of new brands into the U.S. market. Our international case sales grew due to strong growth in our Gosling’s rum and Irish whiskey sales, offset by a decrease in our vodka sales due to continued price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally. Net sales for the year ended March 31, 2013 include $0.6 million in revenue from Gozio amaretto, which we launched in January 2012, and $0.6 million in revenue from our Gosling’s Dark ‘n Stormy pre-mixed cocktail, which we launched in February 2012.

 The table below presents the increase or decrease, as applicable, in case sales by product category for the year ended March 31, 2013 as compared to the year ended March 31, 2012:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	24,718	16,896	19.3%	16.8%
Liqueur	2,604	2,783	3.1%	3.4%
Whiskey	13,604	9,318	33.8%	41.7%
Vodka	(2,459)	932	(3.4)%	1.6%
Tequila	(157)	(157)	(10.5)%	(10.5)%
Wine	1,087	1,087	17.0%	17.0%
Other	(867)	(867)	(54.4)%	(54.4)%

Total	38,530	29,992	11.6%	11.0%

Gross profit. Gross profit increased 14.3% to $14.3 million for the year ended March 31, 2013 from $12.5 million for the comparable prior-year period, while our gross margin decreased to 34.6% for the year ended March 31, 2013 compared to 35.3% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales in the current period, while the decrease in gross margin was due to the increased allowance for obsolete and slow moving inventory recorded in 2013. During the year ended March 31, 2013, we recorded a net allowance for obsolete and slow moving inventory of $0.7 million, as compared to $0.3 million for the prior year period. We recorded these allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The allowance recorded in the year ended March 31, 2013 included $0.3 incurred in connection with our reduced support of our wine brands. The net charges have been recorded as an increase to cost of sales in both periods. Net of the allowance for obsolete inventories, our gross margin for the year ended March 31, 2013 was 36.2% as compared to 36.1% for the comparable prior-year period.

Selling expense. Selling expense increased 7.3% to $11.3 million for the year ended March 31, 2013 from $10.5 million for the comparable prior-year period, primarily due to a $0.3 million increase in delivery expense due to increased volume, a $0.2 million increase in employee-related charges, including salaries and entertainment expense, and a $0.3 million increase in advertising, marketing and promotion expense in support of our overall volume growth. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 27.2% for the year ended March 31, 2013 as compared to 29.6% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 2.7% to $4.9 million for the year ended March 31, 2013 from $5.0 million for the comparable prior-year period, primarily due to a $0.1 million decrease in professional fees and a $0.1 million decrease in corporate filing fees, offset by a $0.1 million increase in stock-based compensation. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 11.7% for the year ended March 31, 2013 as compared to 14.0% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.9 million for each of the years ended March 31, 2013 and 2012.

Loss on wine assets. In March 2013, we determined to reduce our sales and marketing efforts on our wine brands, which do not provide a material contribution to our results of operations. We made this decision to optimize our resources and focus on our faster growing and more profitable spirits brands, and to reduce the levels of working capital required to maintain necessary inventory levels of bulk wine and finished goods. We intend to continue selling existing finished goods wine inventory through our current sales channels, but are actively seeking buyers for large lots and for our bulk wine. In connection with this decision, we recognized a loss of $1.7 million, consisting of $0.8 million on the write-down of net intangible assets and $0.9 million in goodwill, for the year ended March 31, 2013.

Loss from operations. As a result of the foregoing, loss from operations increased 14.3% to ($4.4) million for the year ended March 31, 2013 from ($3.9) million for the comparable prior-year period, including a ($1.7) million loss on wine assets in the current fiscal year. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands and recently acquired brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results. Net of the loss on wine assets, loss from operations improved 29.9% to ($2.7) million for the year ended March 31, 2013 from ($3.9) million for the comparable prior-year period.

Net change in fair value of warrant liability. We recorded the fair market value of the warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the warrants are recognized in earnings for each reporting period. For the year ended March 31, 2013, we recorded a gain on the change in the value of the warrants of $0.3 million, as compared to a gain of $0.1 million for the comparable prior-year period.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. We realized a loss from this investment of ($0.02) million in the year ended March 31, 2013 as compared to ($0.03) in the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the year ended March 31, 2013 was ($0.2) million as compared to a loss of ($0.7) million for the year ended March 31, 2012 due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.6) million for each of the years ended March 31, 2013 and 2012. Due to expected balances on the Keltic Facility, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the year ended March 31, 2013 was ($0.6) million as compared to ($0.3) million for the comparable prior-year period, both the result of allocated net income recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. For each of the years ended March 31, 2013 and 2012, we recognized a dividend on our Series A Preferred Stock of $0.7 million, as required by the terms of the preferred stock. Included in the dividend for the year ended March 31, 2012 is a $0.3 million charge for the associated beneficial conversion feature. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders increased 4.1% to ($6.2) million for the year ended March 31, 2013 as compared to ($5.9) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.06) per share for the year ended March 31, 2013, as compared to ($0.06) for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended March 31, 2013, we had a net loss of $4.8 million, and used cash of $5.0 million in operating activities. As of March 31, 2013, we had cash and cash equivalents of $0.4 and had an accumulated deficit of $130.3 million.

Existing Financing

In March 2013, we entered into a Second Amendment to the Keltic Facility, providing for an increase in available borrowings (subject to certain terms and conditions) under the Facility for working capital purposes from $7.0 million to $8.0 million and a term loan of $2.5 million that was used for the purchase of bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with their respective terms, the Facility and Term Loan expire on December 31, 2016 (the "Maturity Date"). We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75% and (c) 6.50%. The Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Facility or Term Loan, as applicable, interest rate. The Facility currently bears interest at 6.50% and the Term Loan currently bears interest at 7.50%. We are required to pay down the principal balance of the Term Loan within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Term Loan are due and payable in full on the Maturity Date. Upon execution of the Loan Amendment, we paid Keltic a $70,000 closing and commitment fee, and Keltic will also continue to receive an annual facility fee and a collateral management fee (each as set forth in the Loan Agreement).

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2013, we were in compliance, in all material respects, with the covenants under the Keltic Facility.

Keltic required as a condition to funding the Term Loan that Keltic had entered into the Participation Agreement providing for an aggregate of $750,000 of the Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Term Loan, including Frost Gamma Investments Trust ($500,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000). Under the terms of the Participation Agreement, the junior participants will receive interest at the rate of 11% per annum. We are not a party to the Participation Agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we will pay the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000.

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

We have arranged various credit facilities aggregating €350,000 or $448,571 (translated at the March 31, 2013 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%.

We believe our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs.

Liquidity Discussion

As of March 31, 2013, we had shareholders’ equity of $12.9 million as compared to $17.6 million at March 31, 2012. This decrease is primarily due to our total comprehensive loss for the year ended March 31, 2013.

We had working capital of $13.9 million at March 31, 2013 as compared to $11.6 million as of March 31, 2012. This increase is primarily due to a $3.0 million increase in inventory resulting from purchases of bulk bourbon, the production timing of certain finished goods, and an $0.8 million increase in accounts receivable, partially offset by a $0.9 million increase in accounts payable and accrued expenses and an $0.8 million increase in due to shareholders and affiliates.

As of March 31, 2013, we had cash and cash equivalents of approximately $0.4 million, as compared to $0.5 million as of March 31, 2012. The decrease is primarily attributable to the funding of our operations and working capital needs for the year ended March 31, 2013. At March 31, 2013, we also had approximately $0.5 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit, and other working capital purposes.

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

We continue to implement a plan to support the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. Further, we are actively seeking to reduce certain inventory levels in an effort to reduce our working capital requirements and provide improved cash flow from operations. We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We continue to look to control expense, seek improvements in routes to market and contain production costs to improve cash flows.

As of March 31, 2013, we had borrowed $6.5 million of the $8.0 million available under the Keltic Facility, leaving $1.5 million in then potential availability for working capital needs. We believe our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least March 2014.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Years ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,986)	$(4,406)
Investing activities	(294)	(487)
Financing activities	5,237	4,336

Effect of foreign currency translation	(2)	(6)

Net decrease in cash and cash equivalents	$(45)	$(563)

Operating activities. A substantial portion of available cash has been used to fund our operating activities. In general, these cash funding requirements are based on operating losses, driven chiefly by the costs in maintaining our distribution system and our sales and marketing activities. We have also utilized cash to fund our inventories. In general, these cash outlays for inventories are only partially offset by increases in our accounts payable to our suppliers.

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila, or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at March 31, 2013 included additional stores of bulk wine and bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce the bulk bourbon in the normal course of future sales and are actively looking to sell our bulk wine to prospective vintners.

During the year ended March 31, 2013, net cash used in operating activities was $5.0 million, consisting primarily of a net loss of $4.8 million, a $4.0 million increase in inventory, a $0.9 million increase in accounts receivable, a $0.2 million increase in other assets, a $0.2 million increase in due from affiliates and a $0.3 million credit for the net change in fair value of warrant liability. These uses of cash were partially offset by a net $0.9 million increase in accounts payable and accrued expenses, an $0.8 million increase in due to related parties, a $1.7 million loss on wine assets, $0.7 million in allowance for obsolete inventory and depreciation and amortization expense of $0.9 million.

During the year ended March 31, 2012, net cash used in operating activities was $4.4 million, consisting primarily of a net loss of $4.7 million, a $2.0 million increase in inventory, a $0.7 million increase in accounts receivable, a $0.2 million increase in other assets, a $0.2 million decrease in due to related parties, and a $0.1 million credit for the net change in fair value of warrant liability. These uses of cash were partially offset by a net $1.3 million increase in accounts payable and accrued expenses, $0.7 million effect of changes in foreign exchange, $0.3 million in allowance for obsolete inventory, a $0.2 million decrease in prepaid expenses, $0.2 million in accrued interest, and depreciation and amortization expense of $0.9 million.

Investing Activities. Net cash used in investing activities was $0.3 million for the year ended March 31, 2013, representing approximately $0.1 million used in the acquisition of fixed and intangible assets and approximately $0.1 million in payments under a contingent consideration agreement.

Net cash used in investing activities was $0.5 million for the year ended March 31, 2012, representing $0.34 million used in the acquisition of fixed and intangible assets and $0.12 million in payments under contingent consideration agreements.

Financing activities. Net cash provided by financing activities for the year ended March 31, 2013 was $5.2 million representing $2.6 million drawn on the Keltic Facility, $2.5 million in proceeds from an inventory term loan and $0.1 million drawn on the foreign revolving credit facility.

 Net cash provided by financing activities for the year ended March 31, 2012 was $4.3 million, consisting of $3.8 million drawn on the Keltic Facility, $1.8 million from the issuance of our Series A Preferred Stock and warrants and $1.0 million from the issuance of interim notes to affiliated parties. These proceeds were offset by payments of $2.0 million on our credit facilities and the repayment of $0.3 million on a note issued in connection with our acquisition of the assets of Betts & Scholl.

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

We are in compliance in all material respects with the financial covenants of our Irish bank facilities as of March 31, 2013.

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

Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2013, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2013, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S.$1.28163 (equivalent to U.S.$1.00 = €0.78026) and  £1.00 = U.S.$1.51893 (equivalent to U.S.$1.00 = £0.65836).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2013 or 2012. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries (the "Company") as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive loss, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2013 and 2012, and the consolidated results of its operations, changes in shareholders' equity and comprehensive loss, and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

July 1, 2013

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2013	March 31, 2012

ASSETS:
Current Assets
Cash and cash equivalents	$439,323	$484,362
Accounts receivable — net of allowance for doubtful accounts of $70,692 and $411,272, respectively	7,025,358	6,268,432
Due from shareholders and affiliates	303,226	122,640
Inventories— net of allowance for obsolete and slow moving inventory of $461,660 and $290,316, respectively	13,731,962	10,732,698
Prepaid expenses and other current assets	983,834	784,331

Total Current Assets	22,483,703	18,392,463

Equipment — net	516,641	620,840

Investment in non-consolidated affiliate, at equity	116,700	130,850
Intangible assets — net of accumulated amortization of $5,404,000 and $4,906,061, respectively	8,805,913	10,302,288
Goodwill	490,286	1,243,058
Restricted cash	451,346	468,275
Other assets	252,506	197,003

Total Assets	$33,117,095	$31,354,777

LIABILITIES AND EQUITY:
Current Liabilities
Foreign revolving credit facility	$89,407	$—
Accounts payable	5,301,524	4,771,140
Accrued expenses	793,243	442,618
Due to shareholders and affiliates	2,351,957	1,584,270

Total Current Liabilities	8,536,131	6,798,028

Long-Term Liabilities
Keltic facility	6,501,321	3,849,831
Inventory term loan (including $600,000 of related party participation at March 31, 2013)	2,496,000	—
Notes payable – GCP Note	211,580	211,580
Warrant liability	795,374	1,098,108
Deferred tax liability	1,666,456	1,814,608

Total Liabilities	20,206,862	13,772,155

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 6,701 and 6,897 shares of series A convertible preferred stock issued and outstanding at March 31, 2013 and 2012, respectively (liquidation value of $7,876,530 and $7,327,262 at March 31, 2013 and 2012, respectively)	67,013	68,965
Common stock, $.01 par value, 225,000,000 shares authorized, 108,773,034 and 108,052,067 shares issued and outstanding at March 31, 2013 and 2012, respectively	1,087,730	1,080,520
Additional paid-in capital	142,661,542	141,639,228
Accumulated deficit	(130,270,623)	(124,076,608)
Accumulated other comprehensive loss	(1,918,094)	(1,801,656)

Total controlling shareholders’ equity	11,627,568	16,910,449

Noncontrolling interests	1,282,665	672,173

Total equity	12,910,233	17,582,622

Total Liabilities and Equity	$33,117,095	$31,354,777

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended March 31,
	2013	2012
Sales, net*	$41,442,994	$35,494,615
Cost of sales*	26,438,238	22,694,297
Provision for obsolete inventory	684,830	275,000

Gross profit	14,319,926	12,525,318

Selling expense	11,265,108	10,502,478
General and administrative expense	4,850,648	4,985,566
Depreciation and amortization	920,305	914,361
Loss on wine assets	1,715,728	—

Loss from operations	(4,431,863)	(3,877,087)

Loss from equity investment in non-consolidated affiliate	(22,549)	(28,923)
Foreign exchange loss	(247,431)	(722,253)
Interest expense, net	(587,308)	(589,781)
Net change in fair value of warrant liability	302,734	109,767
Income tax benefit	148,152	148,152

Net loss	(4,838,265)	(4,960,125)
Net income attributable to noncontrolling interests	(610,492)	(272,200)

Net loss attributable to controlling interests	(5,448,757)	(5,232,325)

Dividend to preferred shareholders	(744,468)	(714,830)

Net loss attributable to common shareholders	$(6,193,225)	$(5,947,155)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.06)	$(0.06)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	108,508,652	107,635,565

*Sales, net and Cost of sales include excise taxes of $5,964,374 and $5,460,754 for the years ended March 31, 2013 and 2012, respectively.

See accompanying notes to the consolidated financial statements.

F-3

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Years Ended March 31,
	2013	2012
Net loss	$(4,838,265)	$(4,960,125)

Other comprehensive loss:
Foreign currency translation adjustment	(116,438)	(168,154)

Total other comprehensive loss:	(116,438)	(168,154)

Comprehensive loss	$(4,954,703)	$(5,128,279)

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC.  AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2011	—	$—	107,202,145	$1,072,021	$135,468,120	$(118,413,246)	$(1,633,502)	$399,973	$16,893,366

Net (loss) income						(5,232,325)		272,200	(4,960,125)
Foreign currency translation adjustment							(168,154)		(168,154)
Issuance of series A convertible preferred stock, net of issuance costs	2,155	21,550			1,315,578				1,337,128
Issuance of series A convertible preferred stock, upon conversion of debt	4,992	49,915			4,240,029				4,289,944
Conversion of series A convertible preferred stock and accrued dividends	(250)	(2,500)	849,922	8,499	(5,723)	(276)			—
Accrued dividends - series A convertible preferred stock					430,761	(430,761)			—
Stock-based compensation					190,463				190,463

BALANCE, MARCH 31, 2012	6,897	$68,965	108,052,067	$1,080,520	$141,639,228	$(124,076,608)	$(1,801,656)	$672,173	$17,582,622

Net (loss) income						(5,448,757)		610,492	(4,838,265)
Foreign currency translation adjustment							(116,438)		(116,438)
Conversion of series A preferred stock and accrued dividends	(196)	(1,952)	720,967	7,210	(4,468)	(790)			—
Accrued dividends - series A convertible preferred stock					744,468	(744,468)			—
Stock-based compensation					282,314				282,314

BALANCE, MARCH 31, 2013	6,701	$67,013	108,773,034	$1,087,730	$142,661,542	$(130,270,623)	$(1,918,094)	$1,282,665	$12,910,233

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,838,265)	$(4,960,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	920,305	914,361
Loss on disposition	1,715,728	—
Provision for doubtful accounts	86,869	68,599
Amortization of deferred financing costs	96,556	61,960
Change in fair value of warrant liability	(302,734)	(109,767)
Deferred tax benefit	(148,152)	(148,152)
Loss from equity investment in non-consolidated affiliate	22,549	28,923
Effect of changes in foreign exchange	247,431	722,253
Stock-based compensation expense	282,314	190,463
Provision for obsolete inventories	684,830	275,000
Changes in operations, assets and liabilities:
Accounts receivable	(861,330)	(730,571)
Due from affiliates	(180,586)	93,721
Inventory	(4,028,581)	(2,006,825)
Prepaid expenses and supplies	(200,405)	222,549
Other assets	(152,061)	(189,986)
Accounts payable and accrued expenses	909,815	1,082,206
Accrued interest	(8,400)	230,042
Due to related parties	767,687	(150,227)

Total adjustments	(148,165)	554,549

NET CASH USED IN OPERATING ACTIVITIES	(4,986,430)	(4,405,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(93,869)	(306,799)
Acquisition of intangible assets	(53,564)	(37,133)
Change in restricted cash	(730)	(26,365)
Payments under contingent consideration agreements	(145,800)	(117,048)

NET CASH USED IN INVESTING ACTIVITIES	(293,963)	(487,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Keltic facility	2,651,490	3,849,831
Issuance of term loan in connection with inventory purchase	2,496,000	—
Foreign revolving credit facility	89,866	—
$2.5 million revolving credit facility	—	(2,000,000)
Note payable — Betts & Scholl	—	(327,648)
Interim notes – affiliate investors	—	1,005,000
Issuance of series A convertible preferred stock	—	2,155,000
Costs of issuance of series A convertible preferred stock	—	(346,147)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,237,356	4,336,036

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(2,002)	(6,125)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,039)	(563,010)
CASH AND CASH EQUIVALENTS — BEGINNING	484,362	1,047,372

CASH AND CASH EQUIVALENTS — ENDING	$439,323	$484,362

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of warrant liability in connection with series A convertible preferred stock	$—	$794,457

Interest paid	$442,204	$248,022

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Description of business — The consolidated financial statements include the accounts of Castle Brands Inc. (“the Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka and tequila in the United States, Canada, Europe, and Asia. Prior to March 31, 2012, the vodka, Irish whiskeys and certain liqueurs were procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Beginning April 1, 2012, CB-USA began purchasing these goods directly from the suppliers.

C.	Brands — Rum — Gosling’s rums, a family of premium rums with a 200-year history, including the award-winning Gosling’s Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, and Gosling’s Stormy Ginger Beer, an essential non-alcoholic ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail.

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

Liqueurs — Brady’s Irish Cream, a premium Irish cream liqueur; Castello Mio, a super premium Sambuca, Celtic Honey, a premium Irish liqueur; pursuant to an exclusive U.S. marketing arrangement, Pallini Limoncello, Raspicello and Peachcello premium Italian liqueurs; pursuant to an exclusive global distribution agreement, Travis Hasse’s Original® Pie liqueurs, and pursuant to a U.S. distribution agreement, Gozio amaretto, a premium Italian liqueur.

Vodka — Boru vodka, an ultra-pure, five-times distilled and specially filtered premium vodka. Boru is produced in Ireland and has three flavor extensions (citrus, orange and Crazzberry).

Tequila — a USDA certified organic, super-premium tequila, Tequila Tierras Autenticas de Jalisco or Tierras. The Company is the exclusive U.S. importer and marketer of Tierras, which is available as blanco, reposado and añejo.

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

During the years ended March 31, 2013 and 2012, the Company recorded allowances for obsolete and slow moving inventory of $684,830 and $275,000, respectively. The Company recorded these allowances on both raw materials and finished goods, primarily in connection with the disposition of wine brands, label and packaging changes made to certain brands, as well as wine spoilage and certain cost variances. The charges have been recorded as increases to Cost of Sales in the respective years.

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

The fair value of each reporting unit was determined at March 31, 2013 and 2012 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. Other than the write-downs of intangible and goodwill related to the wine brands discussed in Note 7, the Company did not record any impairment on goodwill or other intangible assets for the years ended March 31, 2013 and 2012.

K.

Impairment and disposal of long-lived assets — Under ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company did not record an impairment on long-lived assets for the years ended March 31, 2013 and 2012.

In March 2013, the Company determined to reduce its sales and marketing efforts on its wine brands, which do not provide a material contribution to the Company’s results of operations. The Company made this decision to optimize its resources and focus on its faster growing and more profitable spirits brands, and to reduce the levels of working capital required to maintain necessary inventory levels of bulk wine and finished goods. The Company intends to continue selling existing finished goods wine inventory through its current sales channels, but is actively seeking buyers for large lots and for its bulk wine. In connection with this decision, the Company recognized a loss of $1,715,728, consisting of $817,156 on the write-down of net intangible assets and $898,572 in goodwill, as well as $326,869 charged to the provision for obsolete inventory to adjust both bulk wine and finished goods to estimated net realizable value, for the year ended March 31, 2013.

L.	Shipping and handling — The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense and were $1,171,290 and $885,837 for the years ended March 31, 2013 and 2012, respectively.

M.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

N.	Distributor charges and promotional goods — The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. Also, the Company has entered into arrangements with certain of its distributors whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

O.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations. Prior to March 31, 2012, the Company’s vodka, Irish whiskeys and certain liqueurs were procured by CB-IRL and billed in Euros to CB-USA, with the risk of foreign exchange gain or loss resting with CB-USA. Beginning April 1, 2012, CB-USA began purchasing these goods directly from the suppliers, with the risk of foreign exchange gain or loss remaining with CB-USA.

P.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

▪	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
▪	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
▪	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
▪	Expands disclosures about instruments measured at fair value.

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

The Company has adopted the provisions of ASC 740 and has recognized no adjustment for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2013.

R.	Research and development costs — The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

S.	Advertising — Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $2,212,774 and $1,940,571for the years ended March 31, 2013 and 2012, respectively.

T.	Use of estimates — The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and equity issuances, warrant valuation, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

U.	Uncertainties — The Company depends on a limited number of third-party suppliers for the sourcing of all of its products, including both its own proprietary brands and those it distributes for others. The Company does not have long-term written agreements with all of its suppliers. Also, if the Company fails to complete purchases of products ordered annually, certain suppliers have the right to bill it for product not purchased during the period. Suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of existing suppliers, especially key suppliers, could have material adverse effects on the Company’s operating results. The inability to maintain, renew on acceptable terms or find suitable alternatives to the Company’s contracts with suppliers could have a material adverse effect on its operating results.

V.	Recent accounting pronouncements — In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amended guidance simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” The amendments in this update cover a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard is not expected have a material impact on the Company’s results of operations, cash flows or financial condition.

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

W.	Accounting standards adopted — In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance amends ASC No. 220, Comprehensive Income, and gives reporting entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. This new guidance was effective for the Company April 1, 2012 and is applied retrospectively. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

X.	Reclassification — Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends. In computing diluted net loss per share for the years ended March 31, 2013 and 2012, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2013	2012
Stock options	8,120,765	6,330,599
Warrants to purchase common stock	11,874,087	13,417,301
Convertible preferred stock and accrued dividends	25,879,807	24,086,314

Total	45,874,659	43,834,214

NOTE 3 — INVENTORIES

	March 31,
	2013	2012
Raw materials – net	$5,191,147	$3,107,615
Finished goods – net	8,540,815	7,625,083

Total	$13,731,962	$10,732,698

As of March 31, 2013 and 2012, 19% and 22%, respectively, of raw materials and 4% and 3%, respectively, of finished goods were located outside of the United States.

In March 2013, the Company acquired $2,496,000 of bulk bourbon whiskey in support of its anticipated near-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the years ended March 31, 2013 and 2012, CB-USA purchased $867,280 and $741,830, respectively, in finished goods from DPCP under the distribution agreement. As of March 31, 2013, DPCP was indebted to CB-USA in the amount of $268,598, which is included in due from shareholders and affiliates on the accompanying consolidated balance sheet. As of March 31, 2012, CB-USA was indebted to DPCP in the amount of $28,469, which is included in due to shareholders and affiliates on the accompanying consolidated balance sheet. At March 31, 2013, CB-USA owned 20% of the DPCP and, under the terms of the agreement, will increase its stake in DPCP based on achieving case sale targets. The Company has accounted for this investment under the equity method of accounting. This investment balance was $116,700 and $130,850 at March 31, 2013 and 2012, respectively.

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. Under the McLain & Kyne purchase agreement, as amended, the Company paid contingent consideration to the sellers based on the financial performance of certain assets of the acquired business through March 31, 2011. The Company is also required to pay contingent consideration, based on the case sales of Jefferson’s Presidential Select bourbon for a specified amount of cases, rather than a fixed period of time. For the years ended March 31, 2013 and 2012, the sellers earned $145,800 and $117,048, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 — EQUIPMENT, NET

Equipment consists of the following:

	March 31,
	2013	2012
Equipment and software	$2,026,028	$1,964,123
Furniture and fixtures	10,325	10,325

	2,036,353	1,974,448
Less: accumulated depreciation	1,519,712	1,353,608

Balance	$516,641	$620,840

Depreciation expense for the years ended March 31, 2013 and 2012 totaled $187,539 and $180,183, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

In March 2013, the Company determined to reduce its sales and marketing efforts on its wine brands, which do not provide a material contribution to the Company’s results of operations. The Company made this decision to optimize its resources and focus on its faster growing and more profitable spirits brands, and to reduce the levels of working capital required to maintain necessary inventory levels of bulk wine and finished goods. The Company intends to continue selling existing finished goods wine inventory through its current sales channels, but is actively seeking buyers for large lots and for its bulk wine. In connection with this decision, the Company recognized a loss of $1,715,728, consisting of $817,156 on the write-down of net intangible assets and $898,572 in goodwill, as well as $326,869 charged to the provision for obsolete inventory to adjust both bulk wine and finished goods to estimated net realizable value, for the year ended March 31, 2013.

The changes in the carrying amount of goodwill for the years ended March 31, 2013 and 2012 were as follows:

Amount
Balance as of March 31, 2011	$1,126,010

Payments under McLain and Kyne agreement	117,048
Balance as of March 31, 2012	$1,243,058

Write-down of goodwill related to wine brands	(898,572)
Payments under McLain and Kyne agreement	145,800
Balance as of March 31, 2013	$490,286

Intangible assets consist of the following:

	March 31,
	2013	2012
Definite life brands	$170,000	$170,000
Trademarks	535,947	557,947
Rights	8,271,555	8,271,555
Distributor relationships	—	664,000
Product development	96,959	43,395
Patents	994,000	994,000
Other	28,480	28,480

	10,096,941	10,729,377
Less: accumulated amortization	5,404,000	4,906,061

Net	4,692,941	5,823,316
Other identifiable intangible assets — indefinite lived*	4,112,972	4,478,972

	$8,805,913	$10,302,288

Accumulated amortization consists of the following:

	March 31,
	2013	2012
Definite life brands	$169,999	$160,552
Trademarks	230,379	197,197
Rights	4,409,221	3,857,271
Distributor relationships	—	166,978
Product development	16,280	12,210
Patents	578,121	511,853
Other	-	-

Accumulated amortization	$5,404,000	$4,906,061

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Amortization expense for the years ended March 31, 2013 and 2012 totaled $732,783 and $734,179, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2014	$642,697
2015	636,236
2016	635,433
2017	635,433
2018	635,433

Total	$3,185,232

NOTE 8 — RESTRICTED CASH

At March 31, 2013 and 2012, the Company had €352,255 or $451,346 (translated at the March 31, 2013 exchange rate) and €351,089 or $468,275 (translated at the March 31, 2012 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility.

NOTE 9 — NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2013	2012
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$89,407	$-
Note payable (B)	211,580	211,580
Keltic Facility (C)	6,501,321	3,849,831
Inventory Term Loan (D)	2,496,000	—

Total	$9,298,308	$4,061,411

A.

The Company has arranged various facilities aggregating €350,000 or $448,571 (translated at the March 31, 2013 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €69,761 or $89,407, (translated at the March 31, 2013 exchange rate) and $0 at March 31, 2013 and 2012, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2013 and 2012, $10,579 of accrued interest was converted to amounts due to shareholders and affiliates. At March 31, 2013 and 2012, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into the Keltic Facility, a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a revolving facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. The Company and CB-USA are referred to individually and collectively as the Borrower.

In July 2012, the Company and CB-USA entered into a First Amendment to Keltic Facility to increase the availability (subject to certain terms and conditions) of the revolving facility from $5,000,000 to $7,000,000 for the purpose of providing the Company and CB-USA with working capital.

In March 2013, the Company and CB-USA entered into a Second Amendment to Keltic Facility (as amended, the "Loan Agreement") to increase the availability (subject to certain terms and conditions) of the revolving facility from $7,000,000 to $8,000,000 for the purpose of providing the Company and CB-USA with working capital. Unless sooner terminated in accordance with its terms, the Keltic Facility expires on December 31, 2016.

The Borrower may borrow up to the maximum amount of the revolving facility, provided that the Borrower has a sufficient borrowing base. The borrowing base equals (a) up to 85% of the aggregate amount of the Borrower’s "Eligible Receivables" (as defined in the Loan Agreement), plus (b) the least of (i) 50% of the "Value" (as defined in the Loan Agreement) of the Borrower’s "Eligible Inventory" (as defined in the Loan Agreement), (ii) $3,500,000 and (iii) 60% of the Borrowing Capacity (as defined in the Loan Agreement) at such time, less (c) the aggregate amount of all Reserves (as defined in the Loan Agreement) in effect at such time.

The revolving facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the revolving facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable revolving facility interest rate. In addition to a $40,000 commitment fee paid in connection with the First Amendment and $70,000 closing and commitment fee in connection with the Second Amendment, Keltic will also receive an annual facility fee in an amount equal to 1% per annum of the maximum revolving facility amount and a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default).

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

At March 31, 2013, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At March 31, 2013 and 2012, $6,501,321 and $3,849,831, respectively, due on the revolving facility is included in long-term liabilities.

D.

In March 2013, in connection with the Second Amendment to the Keltic Facility, the Company and CB-USA entered into an inventory term loan of $2,500,000 (the "Term Loan") that was used for the purchase of bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with their respective terms, the Term Loan matures on December 31, 2016.

The Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Term Loan interest rate. The Borrower is required to pay down the principal balance of the Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Term Loan are due and payable in full on the Maturity Date.

Keltic required as a condition to funding the Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an aggregate of $750,000 of the Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III ($50,000), a director of the Company and the Company’s Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of the Company and the Company’s President and Chief Executive Officer. Under the terms of the Participation Agreement, the junior participants will receive interest at the rate of 11% per annum. Neither the Company nor CB-USA is a party to the Participation Agreement. However, the Borrower is party to a fee letter (the "Fee Letter") with the junior participants (including the related party junior participants) pursuant to which the Borrower is obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000. The balance on the credit facilities included in notes payable totaled $2,496,000 and $0 at March 31, 2013 and 2012, respectively.

Payments due on notes payable are as follows:

Years ending March 31,	Amount
2014	$89,407
2015	—
2016	—
2017	8,997,321
Thereafter	211,580

Total	$9,298,308

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

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the years ended March 31, 2013 and 2012, the Company recorded accrued dividends of $744,467 and $430,761, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying consolidated balance sheets.

As part of the June 2011 Private Placement, certain directors, officers and other affiliates of the Company agreed to purchase an aggregate of $1,005,000 of Series A Preferred Stock and 2011 Warrants on substantially the same terms described above, subject to shareholder approval of such issuance.  Pending such shareholder approval, the Company issued an aggregate of $1,005,000 in promissory notes to these affiliate purchasers. These notes converted automatically into Series A Preferred Stock and 2011 Warrants in October 2011 and accrued interest on these notes was converted into accrued dividends on the Series A Preferred Stock.  The affiliate purchasers included Frost Gamma Investments Trust, Richard J. Lampen, Mark E. Andrews, III, and certain of his affiliates, John Glover, the Company’s Chief Operating Officer and Alfred J. Small, the Company’s Chief Financial Officer.

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

Preferred stock conversions – In year ended March 31, 2013, holders of Series A Preferred Stock converted 195.132 shares of Series A Preferred Stock, and accrued dividends thereon, into 720,967 shares of common stock.

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2013 and 2012, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Tax years 2011 through 2013 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2007 through 2013 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax benefit for the years ended March 31, 2013 and 2012 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2013, the Company had federal net operating loss carryforwards of approximately $79,100,000 for U.S. tax purposes, which expire through 2033, and foreign net operating loss carryforwards of approximately $19,700,000, which carry forward without limit of time. Utilization of the U.S. tax losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

The pre-tax income, on a financial statement basis, from foreign sources totaled $412,182 for the year ended March 31, 2013 and the pre-tax loss, on a financial statement basis, from foreign sources totaled $154,328 for the year ended March 31, 2012.

The Company did not have any undistributed earnings from foreign subsidiaries at March 31, 2013 and 2012.

The following table reconciles the income tax benefit and the federal statutory rate of 34%.

	Years ended March 31,
	2013	2012
	%	%
Computed expected tax benefit, at 34%	34.00	34.00
Increase in valuation allowance	(34.39)	(43.34)
Effect of foreign rate differential	(2.96)	(2.17)
Taxes included in minority interest	(3.81)	(1.87)
Other	(1.56)	4.39
State and local taxes, net of federal benefit	6.00	6.00

Income tax benefit	(2.72)	(2.99)

In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible asset (15 years). For each of the years ended March 31, 2013 and 2012, the Company recognized $148,152 of income tax benefit.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2013	2012
Deferred income tax assets:
Foreign currency transactions	$103,000	$105,000
Accounts receivable	5,000	38,000
Inventory	280,000	164,000
Stock based compensation	1,967,000	1,854,000
Amortization of intangibles	1,463,000	1,306,000
Net operating loss carryforwards — U.S.	31,623,000	30,012,000
Net operating loss carryforwards — foreign	1,957,000	1,916,000
Other	2,000	2,000

Total gross assets	37,400,000	35,397,000
Less: Valuation allowance	(37,400,000)	(35,397,000)

Net deferred asset	$—	$—

Deferred income tax liability:
Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in GCP	(1,037,012)	(1,185,164)

Net deferred income tax liability	$(1,666,456)	$(1,814,608)

The Company has recorded a full valuation allowance against its deferred tax assets as it believes it is more likely than not that such deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2013 and 2012 was approximately $37,400,000 and $35,397,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2013 and 2012 was $2,003,000 and $2,250,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

NOTE 13 — STOCK-BASED COMPENSATION

A.	Stock Incentive Plan — In July 2003, the Company implemented the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. Stock option grants under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a three to five year period and expire ten years after the grant date.

As established, there were 2,000,000 shares of common stock reserved and available for distribution under the Plan. In January 2009, the Company’s shareholders approved an amendment to the Plan to increase the number of shares available under the Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of March 31, 2013, 3,300,663 shares remain available for issuance under the Plan.

In October 2012, the Company’s shareholders approved the 2013 Incentive Compensation Plan (“2013 Plan”) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. As of March 31, 2013, no shares had been issued under the 2013 Plan.

Stock based compensation expense for the years ended March 31, 2013 and 2012 amounted to $282,314 and $190,463, respectively, of which $51,075 and $32,107, respectively, is included in selling expense and $231,239 and $158,356, respectively, is included in general and administrative expense for the years ended March 31, 2013 and 2012, respectively. At March 31, 2013, total unrecognized compensation cost amounted to approximately $481,119, representing 3,886,182 unvested options. This cost is expected to be recognized over a weighted-average period of 2.22 years. There were no shares exercised during the years ended March 31, 2013 and 2012.

  Stock Options — A summary of the options outstanding under the 2003 Plan is as follows:

	Years ended March 31,
	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	6,330,599	$0.74	4,570,850	$0.92
Granted	1,800,166	0.30	1,837,349	0.32
Exercised	—	0.00	—	0.00
Forfeited	(10,000)	0.34	(77,600)	1.46

Outstanding at end of period	8,120,765	$0.64	6,330,599	$0.74

Exercisable at period end	4,248,958	$0.94	2,736,600	$1.28

Weighted average fair value of grants during the period		$0.16		$0.19

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2013:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.01 — $0.25	631,400	5.57	631,400	$0.22	$55,351
$0.26 — $0.35	7,031,865	7.64	3,160,058	0.34	27,082
$1.01 — $2.00	68,000	4.84	68,000	1.82	—
$5.01 — $6.00	181,000	0.84	181,000	6.00	—
$6.01 — $7.00	17,000	3.99	17,000	6.36	—
$7.01 — $8.00	184,000	2.68	184,000	7.57	—
$8.01 — $9.00	7,500	3.86	7,500	9.00	—

	8,120,765	7.18	4,248,958	$0.94	$82,433

Total stock options exercisable as of March 31, 2013 were 4,248,958. The weighted average exercise price of these options was $0.94. The weighted average remaining life of the options outstanding was 7.18 years and of the options exercisable was 6.02 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2013 and 2012:

		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2011	2,688,100	$0.34

Granted	1,837,349	0.32
Canceled or expired	(16,250)	0.35
Vested	(915,200)	0.34

Unvested at March 31, 2012	3,593,999	$0.34

Granted	1,800,166	0.30
Canceled or expired	(8,750)	0.34
Vested	(1,513,608)	0.33

Unvested at March 31, 2013	3,871,807	$0.32

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

The fair value of options at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	March 31,
	2013	2012
Risk-free interest rate	0.67% - 0.89%	0.89%
Expected option life in years	5.5 - 6.25	6.04
Expected stock price volatility	65%	65%
Expected dividend yield	0%	0%

B.	Warrants — The Company has entered into various warrant agreements.

2011 Warrants issued in connection with the Series A Preferred Stock

The 2011 Warrants issued in connection with the Series A Preferred Stock have an exercise price of $0.38 per share, subject to adjustment, and are exercisable for a period of five years.  The exercise price of the 2011 Warrants is equal to 125% of the conversion price of the Series A Preferred Stock.

The Company accounted for the 2011 Warrants issued in June 2011 in the consolidated financial statements as a liability at their initial fair value of $487,022 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $780,972. Changes in the fair value of the 2011 Warrants will be recognized in earnings for each subsequent reporting period. At March 31, 2013 and 2012, the fair value of the 2011 Warrants was included in the balance sheet under the caption Warrant liability of $795,374 and $1,098,108, respectively. For the years ended March 31, 2013 and 2012, the Company recorded a gain for the change in the value of the 2011 Warrants of $302,734 and $109,767, respectively.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	March 31, 2013	March 31, 2012
Risk-free interest rate	0.36%	1.07%
Expected option life in years	3.25	4.25
Expected stock price volatility	.40%	.55%
Expected dividend yield	0%	0%

 Warrants to Purchase Common Stock Issued to Senior Note Holders

In connection with the issuance of senior notes in November 2006, the Company entered into warrant agreements granting the right to purchase 213,600 shares of the Company’s common stock at an exercise price of $8.00 per share at any time through March 31, 2012. These warrants were recorded at fair value and accounted for as a discount to the face value of the senior notes and a credit to additional paid-in capital in the amount of $706,944. This discount was fully recognized over the adjusted term of the senior notes with a charge to interest expense and a credit to senior notes payable. The warrants were not exercised prior to their expiration on March 31, 2012.

The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2011	1,926,814	$6.72

Granted	11,754,087	0.38
Exercised	—	—
Forfeited	(263,600)	7.24

Warrants outstanding and exercisable, March 31, 2012	13,417,301	$1.16

Granted	—	—
Exercised	—	—
Forfeited	(1,543,214)	6.53

Warrants outstanding and exercisable, March 31, 2013	11,874,087	$0.46

NOTE 14 — RELATED PARTY TRANSACTIONS

A.	The Company has entered into various transactions with Knappogue Corp., a shareholder in the Company that is controlled by the Company’s Chairman and his family. The transactions primarily involved rental fees for use of Knappogue Corp.’s interest in the Knappogue Castle for various corporate purposes, including Company meetings and to entertain the Company’s customers. For the years ended March 31, 2013 and 2012, fees incurred by the Company to Knappogue Corp. amounted to $9,093 and $9,565, respectively. These charges have been included in selling expense.

B.	I.L.A.R. S.p.A is a shareholder in the Company and one of the officers of I.L.A.R. S.p.A is a director of the Company. In January 2011, CB-USA entered into an agreement ("New Agreement") with Pallini Internazionale S.r.L. ("Pallini"), as successor in interest to I.L.A.R. S.p.A, regarding the importation and distribution of certain Pallini brand products. The New Agreement supersedes that certain Agreement dated as of August 27, 2004 between I.L.A.R. S.p.A and CB-USA. The terms of the New Agreement are effective as of April 1, 2010.

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

For the years ended March 31, 2013 and 2012, the Company purchased goods from Pallini for $3,685,192 and $3,502,878, respectively. As of March 31, 2013 and 2012, Pallini owed the Company $34,628 and $122,640, respectively, for its share of marketing expense, which is included in due from shareholders and affiliates on the consolidated balance sheet. As of March 31, 2013 and 2012, the Company was indebted to Pallini for $967,188 and $436,561, respectively, which is included in due to shareholders and affiliates on the consolidated balance sheet.

C.	In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2013 and 2012, Vector Group was paid $113,406 and $118,893, respectively, under this agreement. These charges have been included in general and administrative expense.

D.	In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”) for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2013 and 2012, LTS was paid $154,972 and $183,888, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and two other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

E.	As described in Note 9D, in March 2013, the Company entered into a Participation Agreement with certain related parties.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2013, the Company has contracted to purchase approximately €649,073 or $831,871 (translated at the March 31, 2013 exchange rate) in bulk Irish whiskey, of which €594,517, or $761,951, had been purchased as of March 31, 2013. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.

The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2013, the Company has contracted to purchase approximately €211,860 or $271,526 (translated at the March 31, 2013 exchange rate) in bulk Irish whiskey, of which €174,264, or $223,343, had been purchased as of March 31, 2013. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company has a distribution agreement with Gaelic Heritage Corporation, Ltd., an international supplier, to be the sole-producer of Celtic Honey, one of the Company’s products, for an indefinite period.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2014 and provides for monthly payments of $18,693. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and provides for monthly payments of €1,250 or $1,602 (translated at the March 31, 2013 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2015 and provides for monthly payments of $1,820. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2014	$257,168
2015	37,446

Total	$294,614

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $325,082 and $323,201 for the years ended March 31, 2013 and 2012, respectively, and is included in general and administrative expense.

D.	Under the amended terms of the agreement under which the Company purchased McLain & Kyne, the Company was obligated to pay an earn-out to the sellers based on the financial performance of the acquired business. The aggregate amount of such earn-out payments, which was not to exceed $4,000,000, was determined by calculations as defined in the agreement, as amended, through March 31, 2011. The Company is also required to pay an earn-out based on the case sales of the Jefferson’s Presidential Select for a specified amount of cases. For the years ended March 31, 2013 and 2012, the sellers earned $145,800 and $117,048, respectively, under this agreement.

E.	As described in Note 9C, in August 2011, the Company and CB-USA entered into the Keltic Facility, as amended in July 2012 and March 2013.

NOTE 16 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company exceeded the limits in effect by approximately $300,000 at March 31, 2013, and did not exceed the limits in effect as of March 31, 2012.

B.

Customers — Sales to four customers accounted for approximately 45.1% of the Company’s revenues for the year ended March 31, 2013 (of which one customer accounted for 30.2%) and approximately 41.7% of accounts receivable at March 31, 2013. Sales to four customers accounted for approximately 46.2% of the Company’s revenues for the year ended March 31, 2012 (of which one customer accounted for 30.2%) and approximately 40.9% of accounts receivable at March 31, 2012.

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

	Years ended March 31,
	2013		2012
Consolidated Revenue:
International	$5,444,798	13.1%	$4,370,460	12.3%
United States	35,998,196	86.9%	31,124,155	87.7%

Total Consolidated Revenue	$41,442,994	100.0%	$35,494,615	100.0%

Consolidated Results from Operations:
International	$(26,329)	0.6%	$(170,936)	4.4%
United States	(4,405,519)	99.4%	(3,706,151)	95.6%

Total Consolidated Results from Operations	$(4,431,848)	100.0%	$(3,877,087)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(145,784)	2.7%	$(964,883)	18.4%
United States	(5,302,973)	97.3%	(4,267,442)	81.6%

Total Consolidated Net Loss Attributable to Controlling Interests	$(5,448,757)	100.0%	$(5,232,325)	100.0%

Income tax benefit:
United States	148,152	100.0%	148,152	100.0%

Consolidated Revenue by category:
Rum	$15,324,904	36.9%	$12,811,614	36.2%
Liqueurs	8,803,111	21.2%	8,772,099	24.7%
Whiskey	9,421,168	22.8%	6,510,762	18.3%
Vodka	3,565,070	8.6%	3,729,267	10.5%
Tequila	242,537	0.6%	286,552	0.8%
Wine	689,637	1.7%	901,651	2.5%
Gosling’s Stormy Ginger Beer and other*	3,396,567	8.2%	2,482,670	7.0%

Total Consolidated Revenue	$41,442,994	100.0%	$35,494,615	100.0%

	As of March 31,
	2013		2012
Consolidated Assets:
International	$1,941,537	5.9%	$2,430,226	7.6%
United States	31,175,558	94.1%	28,924,551	92.4%

Total Consolidated Assets	$33,117,095	100.0%	$31,354,777	100.0%

* Includes related non-beverage alcohol products.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of March 31, 2013, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, have concluded that our internal control over financial reporting was effective as of March 31, 2013.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On July 1, 2013, we entered into a new indemnification agreement (the “Indemnification Agreement”) with each of our executive officers and directors (each an “Indemnitee”), which replaces our existing form of indemnification agreement for the Indemnitees. The Indemnification Agreement supplements our Articles of Incorporation, as amended, Bylaws and Florida law in providing certain indemnification rights to the Indemnitee.

The Indemnification Agreement provides, among other things, that we will indemnify the Indemnitee to the fullest extent permitted by Florida law, including the advancement of attorneys’ fees, costs and other expenses actually and reasonably incurred or paid by the Indemnitee in connection with any threatened, pending or completed actions, suits, investigations, or proceedings, whether civil, criminal, administrative or investigative nature, and to which the Indemnitee was or is a party or is threatened to be made a party or was or is a witness or participates by reason of the fact that the Indemnitee is or was an officer, director, manager, consultant, stockholder, employee or agent of ours or any of our subsidiaries or affiliates, subject to certain exclusions and procedures set forth in the Indemnification Agreement.

The foregoing description of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the full text of the Form of Indemnification Agreement, which is filed as Exhibit 10.43 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2013.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2013.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements — See Index to Financial Statements at Item 8 on page 31 of this annual report on Form 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

2.1	Asset Purchase Agreement, dated as of September 21, 2009, by and between Castle Brands Inc. and Betts & Scholl, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on September 22, 2009)

2.2	Agreement and Plan of Merger dated February 9, 2010 between Castle Brands Inc., a Delaware corporation, and Castle Brands (Florida) Inc., a Florida corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on February 12, 2010)

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

3.2	Articles of Amendment to Articles of Incorporation Designating the Preferences, Rights and Limitations of 10% Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on June 9, 2011)

3.3	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)
4.2	Form of Common Stock Purchase Warrant to be issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on June 9, 2011)

4.3	Loan and Security Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on July 26, 2012)

4.4	First Amendment to Loan and Security Agreement, dated as of July 23, 2012, among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

4.5	Second Amendment to Loan and Security Agreement, dated as of March 11, 2013, among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed with the SEC on March 14, 2013)

4.6	Term Note, dated as of March 11, 2013, in favor of Keltic Financial Partners II, LP (incorporated by reference to exhibit 4.3 to our current report on Form 8-K filed with the SEC on March 14, 2013)

4.7	Amended and Restated Revolving Credit Note, dated as of March 11, 2013, in favor of Keltic Financial Partners II, LP (incorporated by reference to exhibit 4.2 to our current report on Form 8-K filed with the SEC on March 14, 2013)

10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(Exhibit 10.1)(1)(2)

10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(Exhibit 10.2)(1)(2)

10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(Exhibit 10.3)(1)(2)

10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(Exhibit 10.4)(1)

10.5	Stockholders' Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (Exhibit 10.5)(1)

10.6	Agreement, dated as of January 12, 2011, between Pallini Internazionale S.r.L. and Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

10.7	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(Exhibit 10.8)(1)(2)

10.8	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(Exhibit 10.9)(1)

10.9	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(Exhibit 10.10)(1)

10.10	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.11	Form of Indemnification Agreement to be entered into with directors (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on October 14, 2008)

10.12	Form of Indemnification Agreement to be entered into with directors (Exhibit 10.54)(1)

10.13	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.14	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 16, 2006)

10.15	Amended and Restated Employment Agreement, dated as of November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 13, 2007)#

10.16	Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.17	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)#

10.18	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.19	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.20	Agreement, dated as of February 4, 2008, by and between Autentica Tequilera S.A. de C.V. and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.74 to our quarterly report on Form 10-Q filed with the SEC on February 14, 2008)(2)

10.21	Castle Brands Inc. 2003 Stock Incentive Plan, as amended, (Exhibit 10.29)(1)#

10.22	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (Exhibit 10.30)(1)#

10.23	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.24	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP (Exhibit 10.52)(1)

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q filed with the SEC on February 17, 2009)#

10.26	Amendment No. 2 to Bottling and Services Agreement, dated as of July 23, 2009, by and between Terra Limited and Castle Brands Spirits Company Limited (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 29, 2009)(2)

10.27	Employment Agreement, made as of January 24, 2008, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to our annual report on Form 10-K filed with the SEC on July 29, 2009)#

10.28	Securities Purchase Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.29	Securities Purchase Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.30	Securities Purchase Agreement dated as of June 8, 2011, between the Company and each affiliate purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.31	Exchange Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.32	Registration Rights Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.33	First Amendment to Exchange Agreement, dated as of June 13, 2011, between the Company and Frost Gamma Investments Trust (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 14, 2011)

10.34

Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.35	Reaffirmation Agreement, dated as of March 11, 2013, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officers signatory thereto (incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 14, 2013)

10.36	Fee Letter, dated as of March 11, 2013, among the Company, Castle Brands (USA) Corp. and the junior participants party thereto (incorporated by reference to exhibit 10.2 to our current report on Form 8-K filed with the SEC on March 14, 2013)

10.37	Amendment to Employment Agreement, made as of July 26, 2011, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 27, 2011).#

10.38	Employment Letter, dated July 29, 2011, by and between Castle Brands USA Corp. and Maria Alejandra Pena (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed with the SEC on November 14, 2011) #

10.39	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 17, 2012)#

10.40	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 17, 2012)#

10.41

Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

10.42	Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2012 annual meeting of shareholders, filed with the SEC on September 11, 2012)#

10.43	Form of Indemnification Agreement to be entered into with directors*

21.1	List of Subsidiaries*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

#	Management Compensation Contract

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006, and incorporated by reference herein.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 1, 2013.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	July 1, 2013
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	July 1, 2013
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews	Director	July 1, 2013
Mark Andrews

/s/ John F. Beaudette	Director	July 1, 2013
John F. Beaudette

/s/ Henry C. Beinstein	Director	July 1, 2013
Henry C. Beinstein

/s/ Harvey P. Eisen	Director	July 1, 2013
Harvey P. Eisen

/s/ Phillip Frost, M.D.	Director	July 1, 2013
Phillip Frost, M.D.

/s/ Glenn L. Halpryn	Director	July 1, 2013
Glenn L. Halpryn

/s/ Micaela Pallini	Director	July 1, 2013
Micaela Pallini

/s/ Steven D. Rubin	Director	July 1, 2013
Steven D. Rubin

/s/ Dennis Scholl	Director	July 1, 2013
Dennis Scholl

/s/ Sergio Zyman	Director	July 1, 2013
Sergio Zyman

