Form 10-Q
period 2013-06-30
Castle Brands Inc
filed 2013-08-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32849

CASTLE BRANDS INC.

(Exact name of registrant as specified in its charter)

Florida	41-2103550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 East 42nd Street, Suite 4700,	10168
New York, New York	(Zip Code)
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

The Company had 109,822,526 shares of $.01 par value common stock outstanding at August 13, 2013.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2013	March 31, 2013

ASSETS:
Current Assets
Cash and cash equivalents	$288,416	$439,323
Accounts receivable — net of allowance for doubtful accounts of $81,272 and $70,692, respectively	6,648,990	7,025,358
Due from shareholders and affiliates	375,071	303,226
Inventories— net of allowance for obsolete and slow moving inventory of $425,287 and $461,660, respectively	14,373,684	13,731,962
Prepaid expenses and other current assets	1,328,381	983,834

Total Current Assets	23,014,542	22,483,703

Equipment — net	505,471	516,641

Investment in non-consolidated affiliate, at equity	112,679	116,700
Intangible assets — net of accumulated amortization of $5,567,709 and $5,404,000, respectively	8,669,185	8,805,913
Goodwill	496,226	490,286
Restricted cash	456,405	451,346
Other assets	237,631	252,506

Total Assets	$33,492,139	$33,117,095

LIABILITIES AND EQUITY:
Current Liabilities
Foreign revolving credit facility	$—	$89,407
Accounts payable	5,870,842	5,301,524
Accrued expenses	797,382	793,243
Due to shareholders and affiliates	2,777,077	2,351,957

Total Current Liabilities	9,445,301	8,536,131

Long-Term Liabilities
Keltic facility	6,482,065	6,501,321
Bourbon term loan (including $600,000 of related party participation at each of June 30 and March 31, 2013)	2,496,000	2,496,000
Notes payable – GCP Note	214,225	211,580
Warrant liability	1,242,625	795,374
Deferred tax liability	1,629,418	1,666,456

Total Liabilities	21,509,634	20,206,862

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 6,434 and 6,701 shares of series A convertible preferred stock issued and outstanding at June 30 and March 31, 2013, respectively (liquidation value of $7,799,638 and $7,876,530 at June 30 and March 31, 2013, respectively)	64,344	67,013
Common stock, $.01 par value, 225,000,000 shares authorized, 109,822,526 and 108,773,034 shares issued and outstanding at June 30 and March 31, 2013, respectively	1,098,225	1,087,730
Additional paid-in capital	142,917,897	142,661,542
Accumulated deficit	(131,755,104)	(130,270,623)
Accumulated other comprehensive loss	(1,877,894)	(1,918,094)

Total controlling shareholders’ equity	10,447,468	11,627,568

Noncontrolling interests	1,535,037	1,282,665

Total equity	11,982,505	12,910,233

Total Liabilities and Equity	$33,492,139	$33,117,095

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2013	2012
Sales, net*	$10,418,617	$9,719,427
Cost of sales*	6,500,153	6,286,775

Gross profit	3,918,464	3,432,652

Selling expense	2,895,383	2,622,992
General and administrative expense	1,265,605	1,328,600
Depreciation and amortization	213,124	231,082

Loss from operations	(455,648)	(750,022)

(Loss) gain from equity investment in non-consolidated affiliate	(6,121)	348
Foreign exchange gain	60,340	195,941
Interest expense, net	(228,819)	(111,020)
Net change in fair value of warrant liability	(447,251)	(91,328)
Income tax benefit	37,038	37,038

Net loss	(1,040,461)	(719,043)
Net income attributable to noncontrolling interests	(252,372)	(110,458)

Net loss attributable to controlling interests	(1,292,833)	(829,501)

Dividend to preferred shareholders	(189,932)	(179,951)

Net loss attributable to common shareholders	$(1,482,765)	$(1,009,452)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	109,424,026	108,392,255

* Sales, net and Cost of sales include excise taxes of $1,424,220 and $1,381,541 for the three months ended June 30, 2013 and 2012, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

4

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,
	2013	2012
Net loss	$(1,040,461)	$(719,043)

Other comprehensive income (loss):
Foreign currency translation adjustment	40,200	(164,042)

Total other comprehensive income (loss):	40,200	(164,042)

Comprehensive loss	$(1,000,261)	$(883,085)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2013	6,701	$67,013	108,773,034	$1,087,730	$142,661,542	$(130,270,623)	$(1,918,094)	$1,282,665	$12,910,233

Net (loss) income						(1,292,833)		252,372	(1,040,461)
Foreign currency translation adjustment							40,200		40,200
Conversion of series A preferred stock and accrued dividends	(267)	(2,669)	1,049,492	10,495	(6,110)	(1,716)			—
Accrued dividends - series A convertible preferred stock					189,932	(189,932)			—
Stock-based compensation					72,533				72,533

BALANCE, JUNE 30, 2013	6,434	$64,344	109,822,526	$1,098,225	$142,917,897	$(131,755,104)	$(1,877,894)	$1,535,037	$11,982,505

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,040,461)	$(719,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	213,124	231,082
Provision for doubtful accounts	10,500	6,000
Amortization of deferred financing costs	30,392	17,820
Change in fair value of warrant liability	447,251	91,328
Deferred tax benefit	(37,038)	(37,038)
Loss (gain) from equity investment in non-consolidated affiliate	6,121	(348)
Effect of changes in foreign exchange	(60,340)	(195,941)
Stock-based compensation expense	72,533	59,180
Changes in operations, assets and liabilities:
Accounts receivable	367,348	298,647
Due from affiliates	(71,845)	(103,738)
Inventory	(547,749)	(688,671)
Prepaid expenses and supplies	(344,373)	(247,016)
Other assets	(15,517)	(6,125)
Accounts payable and accrued expenses	571,697	(5,444)
Accrued interest	545	544
Due to related parties	424,772	645,156

Total adjustments	1,067,421	65,436

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,960	(653,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(34,999)	(19,094)
Acquisition of intangible assets	(26,981)	(25,376)
Change in restricted cash	(251)	3,460
Payments under contingent consideration agreements	(5,940)	(37,080)

NET CASH USED IN INVESTING ACTIVITIES	(68,171)	(78,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Keltic facility	(19,256)	528,909
Foreign revolving credit facility	(91,080)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(110,336)	528,909

EFFECTS OF FOREIGN CURRENCY TRANSLATION	640	(7,453)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(150,907)	(210,241)
CASH AND CASH EQUIVALENTS — BEGINNING	439,323	484,362

CASH AND CASH EQUIVALENTS — ENDING	$288,416	$274,121

SUPPLEMENTAL DISCLOSURES:
Interest paid	$179,866	$92,630

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2013 is derived from the March 31, 2013 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2013 included in the Company’s annual report on Form 10-K for the year ended March 31, 2013, as amended (“2013 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2013 Form 10-K for additional disclosures and a description of accounting policies.

A.	Description of business — The consolidated financial statements include the accounts of Castle Brands Inc. (“the Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka and tequila in the United States, Canada, Europe and Asia.

C.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of non-consolidated affiliate equity investment as a component of net income or loss.

D.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

E.	Impairment of long-lived assets — Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

H.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

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

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of June 30, 2013 or 2012.

The Company’s income tax benefit for the three months ended June 30, 2013 and 2012 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month periods ended June 30, 2013 and 2012, the Company recognized $37,038 of deferred tax benefits.

J.	Accounting standards adopted — In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amended guidance simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. This new guidance was effective for the Company as of April 1, 2013. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” The amendments in this update cover a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. This new guidance was effective for the Company as of April 1, 2013. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. This new guidance was effective for the Company as of April 1, 2013. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

K.	Recent accounting pronouncements — The Company has considered all recent accounting pronouncements, and no pronouncements were determined to have a significant impact on the financial statements that have not been disclosed in prior reporting periods.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends. In computing diluted net loss per share for the three months ended June 30, 2013 and 2012, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2013	2012
Stock options	10,040,765	7,945,765
Warrants to purchase common stock	11,874,087	11,974,087
Convertible preferred stock and accrued dividends	25,615,876	24,269,660

Total	47,530,728	44,189,512

NOTE 3 — INVENTORIES

	June 30,	March 31,
	2013	2013
Raw materials	$4,818,188	$5,191,147
Finished goods – net	9,555,496	8,540,815

Total	$14,373,684	$13,731,962

As of June 30 and March 31, 2013, 16% and 19%, respectively, of raw materials and 4% and 4%, respectively, of finished goods were located outside of the United States.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the three months ended June 30, 2013 and 2012, CB-USA purchased $170,880 and $168,320, respectively, in finished goods from DPCP under the distribution agreement. As of June 30 and March 31, 2013, DPCP was indebted to CB-USA in the amount of $242,183 and $268,598, respectively, which are included in due to shareholders and affiliates on the accompanying condensed consolidated balance sheet. At June 30, 2013, CB-USA owned 20% of DPCP and, under the terms of the agreement, will increase its stake in DPCP based on achieving case sale targets. CB-USA also earns a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For each of the three months ended June 30, 2013 and 2012, CB-USA earned $2,100 in interest income on its capital contribution to DPCP. The Company has accounted for this investment under the equity method of accounting. This investment balance was $112,679 and $116,700 at June 30 and March 31, 2013, respectively.

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. The Company was required to pay contingent consideration based on the case sales of Jefferson’s Presidential Select bourbon for a specified amount of cases. As of June 30, 2013, the Company has reached the specified case sale threshold for contingent consideration under the agreement. Accordingly, no further contingent consideration will be due. For the three months ended June 30, 2013 and 2012, the sellers earned $5,940 and $37,080, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended June 30, 2013 were as follows:

Amount
Balance as of March 31, 2013	$490,286

Payments under McLain and Kyne agreement	5,940

Balance as of June 30, 2013	$496,226

Intangible assets consist of the following:

	June 30, 2013	March 31, 2013
Definite life brands	$170,000	$170,000
Trademarks	535,947	535,947
Rights	8,271,555	8,271,555
Product development	96,959	96,959
Patents	994,000	994,000
Other	55,461	28,480

	10,123,922	10,096,941
Less: accumulated amortization	5,567,709	5,404,000

Net	4,556,213	4,692,941
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$8,669,185	$8,805,913

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Accumulated amortization consists of the following:

	June 30, 2013	March 31, 2012
Definite life brands	$169,999	$169,999
Trademarks	238,424	230,379
Rights	4,547,209	4,409,221
Product development	17,390	16,280
Patents	594,687	578,121
Other	-	-

Accumulated amortization	$5,567,709	$5,404,000

NOTE 7 — RESTRICTED CASH

At June 30 and March 31, 2013, the Company had €350,889 or $456,405 (translated at the June 30, 2013 exchange rate) and €352,255 or $451,346 (translated at the March 31, 2013 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility.

NOTE 8 — NOTES PAYABLE

	June 30, 2013	March 31, 2013
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$89,407
Note payable (B)	214,225	211,580
Keltic Facility (C)	6,482,065	6,501,321
Inventory Term Loan (D)	2,496,000	2,496,000

Total	$9,192,290	$9,298,308

A.	The Company has arranged various facilities aggregating €350,000 or $455,249 (translated at the June 30, 2013 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled $0 and €69,761 or $89,407, (translated at the March 31, 2013 exchange rate) at June 30 and March 31, 2013, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2013, $10,579 of accrued interest was converted to amounts due to affiliates. At June 30, 2013, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2013, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into the Keltic Facility (“Keltic Facility”), a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. In July 2012, the Keltic Facility was amended to increase availability to $7,000,000, among other changes. In March 2013, the Keltic Facility was amended to increase availability to $8,000,000, among other changes. The Company and CB-USA are referred to individually and collectively as the Borrower. The Keltic Facility expires on December 31, 2016. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. For the three months ended June 30, 2013, the Company paid interest at 6.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. There have been no Events of Default under the Keltic Facility. The Company paid a $40,000 commitment fee in connection with the First Amendment and a $70,000 closing and commitment fee in connection with the Second Amendment. Keltic also receives an annual facility fee in an amount equal to 1% per annum of the maximum revolving facility amount and a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default). The loan agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The loan agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At June 30, 2013, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At June 30 and March 31, 2013, $6,482,065 and $6,501,321, respectively, due on the Keltic Facility is included in long-term liabilities. See Note 16 for additional information regarding an amendment to the Keltic Facility that was entered into subsequent to June 30, 2013.

D.	In March 2013, in connection with the Second Amendment to the Keltic Facility, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the "Bourbon Term Loan") that was used for the purchase of bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with its terms, the Bourbon Term Loan matures on December 31, 2016.

The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. For the three months ended June 30, 2013, the Company paid interest of 7.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Borrower is required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on December 31, 2016.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an aggregate of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III ($50,000), a director of the Company and the Company’s Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of the Company and the Company’s President and Chief Executive Officer. Under the terms of the Participation Agreement, the junior participants will receive interest at the rate of 11% per annum. Neither the Company nor CB-USA is a party to the Participation Agreement. However, the Borrower is party to a fee letter (the "Fee Letter") with the junior participants (including the related party junior participants) pursuant to which the Borrower is obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000. The balance on the Bourbon Term Note included in notes payable totaled $2,496,000 and $2,496,000 at June 30 and March 31, 2013, respectively. See Note 16 for additional information regarding an amendment to the Bourbon Term Loan that was entered into subsequent to June 30, 2013.

NOTE 9 — EQUITY

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months ended June 30, 2013 and 2012, the Company recorded accrued dividends of $189,932 and $179,951, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets.

Preferred stock conversions – In the three months ended June 30, 2013, holders of Series A Preferred Stock converted 267 shares of Series A Preferred Stock, and accrued dividends thereon, into 1,049,492 shares of common stock.

In the three months ended June 30, 2012, holders of Series A Preferred Stock converted 120.1 shares of Series A Preferred Stock, and accrued dividends thereon, into 432,999 shares of common stock.

NOTE 10 — WARRANTS

The warrants issued in connection with the June 2011 private placement of the Company’s Series A Preferred Stock (the “2011 Warrants”) have an exercise price of $0.38 per share, subject to adjustment, and are exercisable for a period of five years. The exercise price of the 2011 Warrants is equal to 125% of the conversion price of the Series A Preferred Stock.

The Company accounted for the 2011 Warrants issued in June 2011 in the consolidated financial statements as a liability at their initial fair value of $487,022 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $780,972. Changes in the fair value of the 2011 Warrants will be recognized in earnings for each subsequent reporting period. At June 30 and March 31, 2013, the fair value of the 2011 Warrants was included in the balance sheet under the caption Warrant liability of $1,242,625 and $795,374, respectively. For the three months ended June 30, 2013 and 2012, the Company recorded a charge for the change in the value of the 2011 Warrants of ($447,251) and ($91,328), respectively.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	June 30, 2013	March 31, 2013
Risk-free interest rate	0.66%	0.36%
Expected option life in years	3.00	3.25
Expected stock price volatility	40%	40%
Expected dividend yield	0%	0%

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30 and March 31, 2013, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 12 — STOCK-BASED COMPENSATION

In June 2013, the Company granted to certain employees options to purchase an aggregate of 425,000 shares of the Company’s common stock at an exercise price of $0.38 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in June 2023, vest 33.3% on each of the first three anniversaries of the grant date. The Company has valued the options at $93,500 using the Black-Scholes option pricing model.

In June 2013, the Company granted to employees, directors and certain consultants options to purchase an aggregate of 1,495,000 shares of the Company’s common stock at an exercise price of $0.38 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in June 2023, vest 25% on each of the first four anniversaries of the grant date. The Company has valued the options at $343,850 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended June 30, 2013 and 2012 amounted to $72,533 and $59,180, respectively. At June 30, 2013, total unrecognized compensation cost amounted to $845,634, representing 4,937,299 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.77 years. There were no options exercised during the three months ended June 30, 2013 and 2012. The Company did not recognize any related tax benefit for the three months ended June 30, 2013 and 2012 from option exercises.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2014, the Company has contracted to purchase approximately €704,900 or $916,871 (translated at the June 30, 2013 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2014, the Company has contracted to purchase approximately €245,103 or $318,808 (translated at the June 30, 2013 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2014 and provides for monthly payments of $18,693. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and provides for monthly payments of €1,250 or $1,626 (translated at the June 30, 2013 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2015 and provides for monthly payments of $1,820. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 14 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company exceeded the limits in effect by approximately $116,000 and $300,000 at June 30 and March 31, 2013, respectively.

B.	Customers — Sales to three customers accounted for approximately 49.3% of the Company’s revenues for the three months ended June 30, 2013 (of which one customer accounted for 33.6%) and approximately 39.4% of accounts receivable at June 30, 2013. Sales to three customers accounted for approximately 46.1% of the Company’s revenues for the three months ended June 30, 2012 (of which one customer accounted for 32.3%) and approximately 44.3% of accounts receivable at June 30, 2012.

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

	Three months ended June 30,
	2013		2012
Consolidated Revenue:
International	$1,503,830	14.6%	$1,553,548	16.0%
United States	8,914,787	85.4%	8,165,879	84.0%

Total Consolidated Revenue	$10,418,617	100.0%	$9,719,427	100.0%

Consolidated Results from Operations:
International	$40,681	(8.9)%	$(57,286)	7.6%
United States	(496,319)	108.9%	(692,736)	92.4%

Total Consolidated Results from Operations	$(455,638)	100.0%	$(750,022)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$16,623	(1.3)%	$(51,728)	6.2%
United States	(1,309,450)	101.3%	(777,773)	93.8%

Total Consolidated Net Loss Attributable to Common Shareholders	$(1,292,827)	100.0%	$(829,501)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$4,213,771	40.4%	$4,126,471	42.6%
Whiskey	2,295,228	22.0%	1,820,081	18.7%
Liqueurs	1,870,806	18.0%	1,656,805	17.0%
Vodka	589,649	5.7%	1,002,726	10.3%
Tequila	59,902	0.6%	99,762	1.0%
Wine	114,610	1.1%	158,606	1.6%
Gosling’s Stormy Ginger Beer and other*	1,274,651	12.2%	854,976	8.8%

Total Consolidated Revenue	$10,418,617	100.0%	$9,719,427	100.0%

	As of June 30, 2013		As of March 31, 2013
Consolidated Assets:
International	$1,832,550	5.5%	1,941,537	5.9%
United States	31,659,589	94.5%	31,175,558	94.1%

Total Consolidated Assets	$33,492,139	100.0%	33,117,095	100.0%

*Includes related non-beverage alcohol products.

NOTE 16 — SUBSEQUENT EVENTS

In August 2013, the Company and CB-USA entered into a Third Amendment (the "Amendment") to the Keltic Facility with Keltic, in order to amend certain terms of the Keltic Facility and the Bourbon Term Loan.

The Amendment modifies certain aspects of the borrowing base calculation and covenants with respect to the Keltic Facility and permits the Borrowers to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the Amendment. In addition, the Amendment provides the Borrowers with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The Borrowers paid Keltic an aggregate $25,000 amendment fee in connection with the execution of the Amendment.

In connection with the Amendment, the Borrowers entered into the following ancillary agreements with Keltic: (i) a Reaffirmation Agreement with certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Secretary and Treasurer, which reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and Keltic; and (ii) an Amended and Restated Term Note.

Also in connection with the Amendment, Keltic entered into an amended and restated participation agreement with certain related parties of the Company as junior participants, including Frost Gamma Investments Trust, Mark E. Andrews, III and an affiliate of Richard J. Lampen to allow for the sale of participation interests in the additional tranches of the Bourbon Term Loan, if any. The amended and restated participation agreement provides that additional tranches of the Bourbon Term Loan, if any, are to be funded in increments of $500,000 and that Keltic will fund 15% of each tranche. Neither the Company nor CB-USA is a party to the amended and restated participation agreement.

Also in August 2013, the Company entered into a Loan Agreement (the "Junior Loan Agreement"), by and between the Company and the lending parties thereto (the "Junior Lenders"), which provides for an aggregate $1,250,000 unsecured loan (the "Junior Loan") to the Company. The Junior Loan bears interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and matures on October 15, 2015. The Junior Loan may be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contains customary events of default, which, if uncured, entitle each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provides for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders include Frost Gamma Investments Trust, Mark E. Andrews, III and an affiliate of Richard J. Lampen. In connection with the Junior Loan Agreement, the Junior Lenders entered into a subordination agreement with Keltic; neither the Company nor CB-USA is a party to the subordination agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Gosling’s Stormy Ginger Beer, Gosling’s Dark ‘n Stormy® ready-to-drink cocktail, Jefferson’s®, Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Jefferson’s Rye whiskey, Pallini® liqueurs, Clontarf® Irish whiskey, Knappogue Castle Whiskey®, Brady's® Irish Cream, Boru® vodka, TierrasTM tequila, Celtic Honey® liqueur, Castello MioTM sambucas, Travis Hasse’s Original® Pie liqueurs and Gozio® amaretto.

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits brands as we move towards profitability. To achieve this, we continue to seek to:

▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;
▪	improve value chain and manage cost structure. We continue to review and analyze our supply chains and cost structures both on a company-wide and brand-by-brand basis, as well as control general and administrative costs in an effort to further control costs; and
▪	selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Recent Events

Keltic Facility

In August 2013, we entered into a Third Amendment (the "Amendment") to our loan agreement with Keltic Financial Partners II, L.P. (“Keltic”), in order to amend certain terms of our existing $8.0 million revolving credit facility (the “Keltic Facility”) and the term loan to finance purchases of aged whiskies (“Bourbon Term Loan”).

The Amendment modifies certain aspects of the borrowing base calculation and covenants with respect to the Keltic Facility and permits us to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the Amendment. In addition, the Amendment provides us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. We paid Keltic an aggregate $0.025 million amendment fee in connection with the execution of the Amendment.

In connection with the Amendment, we entered into the following ancillary agreements with Keltic: (i) a Reaffirmation Agreement with certain of our officers, including John Glover, T. Kelley Spillane and Alfred J. Small, which reaffirms the existing Validity and Support Agreements by and among each officer, us and Keltic (the “Reaffirmation Agreement”); and (ii) an Amended and Restated Term Note (the “Keltic Note”).

Also in connection with the Amendment, Keltic entered into an amended and restated participation agreement with certain related parties of the Company as junior participants, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of ours, Mark E. Andrews, III, a director and our Chairman and an affiliate of Richard J. Lampen, a director and our President and Chief Executive Officer, to allow for the sale of participation interests in the additional tranches of the Bourbon Term Loan, if any. The amended and restated participation agreement provides that additional tranches of the Bourbon Term Loan, if any, are to be funded in increments of $0.5 million and that Keltic will fund 15% of each tranche. We are not party to the amended and restated participation agreement.

Also in August 2013, we entered into a Loan Agreement (the "Junior Loan Agreement"), by and between us and the lending parties thereto (the "Junior Lenders"), which provides for an aggregate $1.25 million unsecured loan (the "Junior Loan") to us. The Junior Loan bears interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and matures on October 15, 2015. The Junior Loan may be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contains customary events of default, which, if uncured, entitle each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provides for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders include Frost Gamma Investments Trust, Mark E. Andrews, III and an affiliate of Richard J. Lampen. In connection with the Junior Loan Agreement, the Junior Lenders entered into a subordination agreement with Keltic; we are not a party to the subordination agreement.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2013, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2013, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.30071 (equivalent to U.S. $1.00 = €0.76881) and  £1.00 = U.S. $1.52084 (equivalent to U.S. $1.00 = £0.65753).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2013, as amended, which we refer to as our 2013 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended
	June 30,
	2013	2012
Cases
United States	67,689	70,170
International	20,653	15,960

Total	88,342	86,130

Rum	43,980	42,442
Whiskey	14,123	9,388
Liqueurs	18,068	15,085
Vodka	10,694	17,080
Tequila	319	536
Wine	1,155	1,449
Other	3	150

Total	88,342	86,130

Percentage of Cases
United States	76.6%	81.5%
International	23.4%	18.5%

Total	100.0%	100.0%

Rum	49.7%	49.3%
Whiskey	16.0%	10.9%
Liqueurs	20.5%	17.5%
Vodka	12.1%	19.8%
Tequila	0.4%	0.6%
Wine	1.3%	1.7%
Other	0.0%	0.2%

Total	100.0%	100.0%

The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Three months ended June 30,
	2013	2012
Cases
United States	97,682	63,630
International	6,607	5,726

Total	104,289	69,356

United States	93.7%	91.7%
International	6.3%	8.3%

Total	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended
	June 30,
	2013	2012
Sales, net	100.0%	100.0%
Cost of sales	62.4%	64.7%

Gross profit	37.6%	35.3%

Selling expense	27.8%	27.0%
General and administrative expense	12.1%	13.7%
Depreciation and amortization	2.0%	2.4%

Loss from operations	(4.4)%	(7.7)%

Foreign exchange gain	0.6%	2.0%
Interest expense, net	(2.2)%	(1.1)%
Net change in fair value of warrant liability	(4.3)%	(0.9)%
Income tax benefit	0.4%	0.4%

Net loss	(10.0)%	(7.4)%
Net income attributable to noncontrolling interests	(2.4)%	(1.1)%

Net loss attributable to controlling interests	(12.4)%	(8.5)%

Dividend to preferred shareholders	(1.8)%	(1.9)%

Net loss attributable to common shareholders	(14.2)%	(10.4)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended
	June 30,
	2013	2012
Net loss attributable to common shareholders	$(1,482,765)	$(1,009,452)
Adjustments:
Interest expense, net	228,819	111,020
Income tax benefit	(37,038)	(37,038)
Depreciation and amortization	213,124	231,082
EBITDA (loss)	(1,077,860)	(704,388)
Allowance for doubtful accounts	10,500	6,000
Stock-based compensation expense	72,533	59,180
Loss (gain) from equity investment in non-consolidated affiliate	6,121	(348)
Foreign exchange gain	(60,340)	(195,941)
Net change in fair value of warrant liability	447,251	91,328
Net income attributable to noncontrolling interests	252,372	110,458
Dividend to preferred shareholders	189,932	179,951
EBITDA, as adjusted	(159,491)	(453,760)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts, non-cash compensation expense, loss from equity investment in non-consolidated affiliate, foreign exchange, net change in fair value of warrant liability, net income attributable to noncontrolling interests and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved 54.9% to ($0.2) million for the three months ended June 30, 2013, as compared to ($0.5) million for the comparable prior-year period, primarily as a result of increased sales.

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Net sales. Net sales increased 7.2% to $10.4 million for the three months ended June 30, 2013, as compared to $9.7 million for the comparable prior-year period. Our International case sales as a percentage of total case sales increased to 23.4% for the three months ended June 30, 2013 from 18.5% for the comparable prior-year period due to strong growth in Gosling’s rum and Irish whiskey sales in international markets. The overall sales growth was partially offset by a decrease in vodka sales due to continued price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

 The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	1,538	(1,090)	3.6%	(3.4)%
Whiskey	4,735	1,620	50.4%	25.4%
Liqueur	2,984	3,212	19.8%	21.7%
Vodka	(6,386)	(5,564)	(37.4)%	(36.7)%
Tequila	(217)	(217)	(40.5)%	(40.5)%
Wine	(294)	(294)	(20.3)%	(20.3)%
Other	(147)	(147)	(97.9)%	(97.9)%

Total	2,213	(2,480)	2.6%	(3.5)%

Gross profit. Gross profit increased 14.2% to $3.9 million for the three months ended June 30, 2013 from $3.4 million for the comparable prior-year period, while our gross margin increased to 37.6% for the three months ended June 30, 2013 compared to 35.3% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s brands.

Selling expense. Selling expense increased 10.4% to $2.9 million for the three months ended June 30, 2013 from $2.6 million for the comparable prior-year period, primarily due a $0.2 million increase in advertising, marketing and promotion expense in support of our overall volume growth. The increase in sales resulted in a net increase of selling expense as a percentage of net sales to 27.8% for the three months ended June 30, 2013 as compared to 27.0% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 4.7% to $1.27 million for the three months ended June 30, 2013 from $1.33 million for the comparable prior-year period, primarily due to a $0.1 million decrease in professional fees. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 12.1% for the three months ended June 30, 2013 as compared to 13.7% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended June 30, 2013 and 2012.

Loss from operations. As a result of the foregoing, loss from operations improved 39.2% to ($0.5) million for the three months ended June 30, 2013 from ($0.8) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the warrants are recognized in earnings for each reporting period. For the three months ended June 30, 2013, we recorded a loss on the change in the value of the warrants of ($0.4) million, as compared to a loss of ($0.1) million for the comparable prior-year period, due to the changes in the Black-Scholes valuation.

Loss (gain) from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Results from this investment were de minimis in each of the three-month periods ended June 30, 2013 and 2012.

Foreign exchange gain. Foreign exchange gain for the three months ended June 30, 2013 was $0.1 million as compared to a gain of $0.2 million for the comparable prior year period due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.2) million for the three months ended June 30, 2013 as compared to ($0.1) million for the comparable prior year period due to increased balances outstanding under our credit facilities. Due to expected balances on the Keltic Facility and other indebtedness, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the three months ended June 30, 2013 was ($0.3) million as compared to ($0.1) million for the comparable prior-year period, both the result of allocated net income recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. For each of the three-month periods ended June 30, 2013 and 2012, we recognized a dividend on our Series A Preferred Stock of $0.2 million, as required by the terms of the preferred stock. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders increased 46.9% to ($1.5) million for the three months ended June 30, 2013 as compared to ($1.0) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for each of the three-month periods ended June 30, 2013 and 2012.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations prior to this quarter ended June 30, 2013. For the three months ended June 30, 2013, we had a net loss of $1.5 million, and operating activities provided cash of $0.03 million. As of June 30, 2013, we had cash and cash equivalents of $0.3 million and had an accumulated deficit of $131.8 million.

Existing Financing

In August 2013, we entered into the Amendment to our loan agreement with Keltic in order to amend certain terms of the Keltic Facility and the Bourbon Term Loan.

The Amendment modifies certain aspects of the borrowing base calculation and covenants with respect to the Keltic Facility and permits us to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan, subject to certain conditions set forth in the Amendment. In addition, the Amendment provides us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. We paid Keltic an aggregate $0.025 million amendment fee in connection with the execution of the Amendment.

In connection with the Amendment, we also entered into the Reaffirmation Agreement and the Keltic Note.

Also in connection with the Amendment, Keltic entered into an amended and restated participation agreement with certain related parties of the Company as junior participants, including Frost Gamma Investments Trust, Mark E. Andrews, III and an affiliate of Richard J. Lampen, to allow for the sale of participation interests in the additional tranches of the Bourbon Term Loan, if any. The amended and restated participation agreement provides that additional tranches of the Bourbon Term Loan, if any, are to be funded in increments of $0.5 million and that Keltic will fund 15% of each tranche. We are not party to the amended and restated participation agreement.

Also in August 2013, we entered into the Junior Loan Agreement, which provides for the aggregate $1.25 million Junior Loan to us. The Junior Loan bears interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and matures on October 15, 2015. The Junior Loan may be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contains customary events of default, which, if uncured, entitle each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provides for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders include Frost Gamma Investments Trust, Mark E. Andrews, III and an affiliate of Richard J. Lampen. In connection with the Junior Loan Agreement, the Junior Lenders entered into a subordination agreement with Keltic; we are not a party to the subordination agreement.

In March 2013, we entered into a Second Amendment to the Keltic Facility, providing for an increase in available borrowings (subject to certain terms and conditions) under the Keltic Facility for working capital purposes from $7.0 million to $8.0 million and the Bourbon Term Loan in the initial aggregate principal amount of $2.5 million, which was used for the purchase of bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with their respective terms, the Keltic Facility and Bourbon Term Loan expire on December 31, 2016 (the "Maturity Date"). We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75% and (c) 6.50%. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility and the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility or Bourbon Term Loan, as applicable, interest rate. The Keltic Facility currently bears interest at 6.50% and the Bourbon Term Loan currently bears interest at 7.50%. We are required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on the Maturity Date. Upon execution of the second loan amendment, we paid Keltic a $70,000 closing and commitment fee, and Keltic will also continue to receive an annual facility fee and a collateral management fee (each as set forth in the loan agreement).

The loan agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The loan agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At June 30, 2013, we were in compliance, in all material respects, with the covenants under the Keltic Facility.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into the Participation Agreement providing for an aggregate of $750,000 of the initial $2.5 million Principal amount of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000). Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we pay the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000.

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

We have arranged various credit facilities aggregating €350,000 or $455,249 (translated at the June 30, 2013 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%.

We believe our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs.

Liquidity Discussion

As of June 30, 2013, we had shareholders’ equity of $12.0 million as compared to $12.9 million at March 31, 2013. This decrease is primarily due to our total comprehensive loss for the three months ended June 30, 2013.

We had working capital of $13.6 million at June 30, 2013 as compared to $13.9 million as of March 31, 2013. This decrease is primarily due to a $0.6 million increase in inventory, partially offset by a $0.4 million decrease in accounts receivable, a $0.6 million increase in accounts payable and accrued expenses and an $0.5 million increase in due to shareholders and affiliates.

As of June 30, 2013, we had cash and cash equivalents of approximately $0.3 million, as compared to $0.4 million as of March 31, 2013. The decrease is primarily attributable to the funding of our operations and working capital needs for the three months ended June 30, 2013. At June 30, 2013, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

As of June 30, 2013, we had borrowed $6.5 million of the $8.0 million available under the Keltic Facility, leaving $1.5 million in then potential availability for working capital needs. We believe our current cash and working capital, the availability under the Keltic Facility and the $1.25 million term loan closed in August 2013, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2014.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three months ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$27	$(654)
Investing activities	(68)	(78)
Financing activities	(110)	529

Effect of foreign currency translation	(0)	(7)

Net decrease in cash and cash equivalents	$(151)	$(210)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at June 30, 2013 included additional stores of bulk wine and bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce the bulk bourbon in the normal course of future sales and are actively marketing our bulk wine to prospective vintners.

During the three months ended June 30, 2013, net cash provided by operating activities was $0.03 million, consisting primarily of a net loss of $1.0 million, a $0.5 million increase in inventory and a $0.3 million increase in prepaid expenses. These uses of cash were partially offset by a $0.4 million increase in due to affiliates, a $0.4 million decrease in accounts receivable, change in fair value of warrant liability of $0.4 million and depreciation and amortization expense of $0.2 million.

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

Investing Activities. Net cash used in investing activities was $0.07 million for the three months ended June 30, 2013, representing $0.06 million used in the acquisition of fixed and intangible assets and $6,000 in payments under contingent consideration agreements.

Net cash used in investing activities was $0.08 million for the three months ended June 30, 2012, representing $0.04 million used in the acquisition of fixed and intangible assets and $0.04 million in payments under contingent consideration agreements.

Financing activities. Net cash used in financing activities for the three months ended June 30, 2013 was $0.11 million, consisting of $0.09 million paid on the foreign revolving credit facilities and $0.02 million paid on the Keltic Facility.

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

Cautionary Note Regarding Forward Looking Statements

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our 2013 Annual Report, and as follows:

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

Item 6. Exhibits

Exhibit
Number	Description

10.1	Form of Indemnification Agreement with directors and executive officers *

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 14, 2013

