Form 10-Q
period 2013-09-30
Castle Brands Inc
filed 2013-11-13
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The Company had 111,641,415 shares of $.01 par value common stock outstanding at November 8, 2013.

CASTLE BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDING
SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
Item 1.              Financial Statements
CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	March 31, 2013

ASSETS:
Current Assets
Cash and cash equivalents	$151,523	$439,323
Accounts receivable — net of allowance for doubtful accounts of $91,303 and $70,692, respectively	7,672,081	7,025,358
Due from shareholders and affiliates	502,304	303,226
Inventories— net of allowance for obsolete and slow moving inventory of $208,996 and $461,660, respectively	13,668,804	13,731,962
Prepaid expenses and other current assets	1,194,379	983,834

Total Current Assets	23,189,091	22,483,703

Equipment — net	513,005	516,641

Investment in non-consolidated affiliate, at equity	96,823	116,700
Intangible assets — net of accumulated amortization of $5,731,420 and $5,404,000, respectively	8,505,474	8,805,913
Goodwill	496,226	490,286
Restricted cash	408,946	451,346
Other assets	265,308	252,506

Total Assets	$33,474,873	$33,117,095

LIABILITIES AND EQUITY:
Current Liabilities
Foreign revolving credit facility	$220,102	$89,407
Accounts payable	5,139,748	5,301,524
Accrued expenses	463,164	793,243
Due to shareholders and affiliates	2,323,291	2,351,957

Total Current Liabilities	8,146,305	8,536,131

Long-Term Liabilities
Keltic facility	6,733,352	6,501,321
Bourbon term loan (including $584,845 and $600,000 of related-party participation at September 30 and March 31, 2013, respectively)	2,432,950	2,496,000
Notes payable - Junior loan (including $300,000 of related party participation at Septmeber 30, 2013)	1,250,000	—
Notes payable – GCP Note	216,869	211,580
Warrant liability	4,761,789	795,374
Deferred tax liability	1,592,380	1,666,456

Total Liabilities	25,133,645	20,206,862

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 6,271 and 6,701 shares of series A convertible preferred stock issued and outstanding at September 30 and March 31, 2013, respectively (liquidation value of $7,824,616 and $7,876,530 at September 30 and March 31, 2013, respectively)	62,715	67,013
Common stock, $.01 par value, 225,000,000 shares authorized, 111,256,711 and 108,773,034 shares issued and outstanding at September 30 and March 31, 2013, respectively	1,112,567	1,087,730
Additional paid-in capital	143,495,585	142,661,542
Accumulated deficit	(136,370,809)	(130,270,623)
Accumulated other comprehensive loss	(1,771,911)	(1,918,094)

Total controlling shareholders’ equity	6,528,147	11,627,568

Noncontrolling interests	1,813,081	1,282,665

Total equity	8,341,228	12,910,233

Total Liabilities and Equity	$33,474,873	$33,117,095

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Sales, net*	$11,659,707	$10,317,737	$22,078,324	$20,037,164
Cost of sales*	7,475,352	6,594,889	13,975,505	12,881,664
Provision for obsolete inventory	—	100,000	—	100,000

Gross profit	4,184,355	3,622,848	8,102,819	7,055,500

Selling expense	2,933,150	2,770,866	5,828,533	5,393,858
General and administrative expense	1,244,459	1,159,606	2,510,064	2,488,206
Depreciation and amortization	214,638	229,857	427,762	460,939

Loss from operations	(207,892)	(537,481)	(663,540)	(1,287,503)

Other expense	(174)	(16)	(174)	(16)
Loss from equity investment in non- consolidated affiliate	(17,956)	(11,075)	(24,077)	(10,727)
Foreign exchange loss	(171,863)	(218,113)	(111,523)	(22,172)
Interest expense, net	(268,480)	(136,816)	(497,299)	(247,837)
Net change in fair value of warrant liability	(3,519,164)	162,607	(3,966,415)	71,279
Income tax benefit	37,038	37,038	74,076	74,076

Net loss	(4,148,491)	(703,856)	(5,188,952)	(1,422,900)
Net income attributable to noncontrolling interests	(278,044)	(197,440)	(530,416)	(307,897)

Net loss attributable to controlling interests	(4,426,535)	(901,296)	(5,719,368)	(1,730,797)

Dividend to preferred shareholders	(187,978)	(184,199)	(377,910)	(364,150)

Net loss attributable to common shareholders	$(4,614,513)	$(1,085,495)	$(6,097,278)	$(2,094,947)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.04)	$(0.01)	$(0.06)	$(0.02)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	110,459,802	108,491,137	109,944,744	108,441,966

* Sales, net and Cost of sales include excise taxes of $1,588,959 and $1,532,880  for the three months ended September 30, 2013 and 2012, respectively, and $3,013,179 and $2,914,421 for the six months ended September 30, 2013 and 2012, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net loss	$(4,148,491)	$(703,856)	$(5,188,952)	$(1,422,900)
Other comprehensive income (loss):
Foreign currency translation adjustment	105,983	57,575	146,183	(106,467)

Total other comprehensive income (loss):	105,983	57,575	146,183	(106,467)

Comprehensive loss	$(4,042,508)	$(646,281)	$(5,042,769)	$(1,529,367)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2013	6,701	$67,013	108,773,034	$1,087,730	$142,661,542	$(130,270,623)	$(1,918,094)	$1,282,665	$12,910,233

Net loss						(5,719,368)		530,416	(5,188,952)
Foreign currency translation adjustment							146,183		146,183
Conversion of series A preferred stock and accrued dividends	(430)	(4,298)	1,704,729	17,048	(9,842)	(2,908)			—
Exercise of common stock warrants			778,948	7,789	288,226				296,015
Accrued dividends - series A convertible preferred stock					377,910	(377,910)			—
Stock-based compensation					177,749				177,749

BALANCE, SEPTEMBER 30, 2013	6,271	$62,715	111,256,711	$1,112,567	$143,495,585	$(136,370,809)	$(1,771,911)	$1,813,081	$8,341,228

See accompanying notes to the unaudited condensed consolidated financial statements.

  CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,188,952)	$(1,422,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427,762	460,939
Provision for doubtful accounts	25,812	12,000
Amortization of deferred financing costs	67,276	42,412
Change in fair value of warrant liability	3,966,415	(71,279)
Deferred tax benefit	(74,076)	(74,076)
Loss from equity investment in non-consolidated affiliate	24,077	10,727
Foreign exchange loss	111,523	22,172
Stock-based compensation expense	177,749	138,928
Provision for obsolete inventories	—	100,000
Changes in operations, assets and liabilities:
Accounts receivable	(666,064)	(518,956)
Due from affiliates	(199,078)	(146,163)
Inventory	75,491	(904,801)
Prepaid expenses and supplies	(209,818)	(99,027)
Other assets	(80,078)	(51,788)
Accounts payable and accrued expenses	(500,955)	(349,222)
Accrued interest	1,090	1,089
Due to related parties	(29,014)	959,860

Total adjustments	3,118,112	(467,185)

NET CASH USED IN OPERATING ACTIVITIES	(2,070,840)	(1,890,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(86,610)	(43,098)
Acquisition of intangible assets	(26,981)	(39,375)
Change in restricted cash	61,999	1,500
Payments under contingent consideration agreements	(5,940)	(71,280)

NET CASH USED IN INVESTING ACTIVITIES	(57,532)	(152,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Keltic facility	232,031	1,879,458
Bourbon term loan	(63,050)	—
Junior loan	1,250,000	—
Foreign revolving credit facility	122,344	150,143
Proceeds from exercise of series A preferred warrants	296,015	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,837,340	2,029,601

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	3,232	(1,792)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(287,800)	(14,529)
CASH AND CASH EQUIVALENTS — BEGINNING	439,323	484,362

CASH AND CASH EQUIVALENTS — ENDING	$151,523	$469,833

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$429,868	$130,132
Interest paid	$384,145	$202,916

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

A.
Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

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

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded by the Company.

The Company’s income tax benefit for the three and six months ended September 30, 2013 and 2012 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month and six-month periods ended September 30, 2013 and 2012, the Company recognized $37,038 and $74,076 of deferred tax benefits, respectively.

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

NOTE 2 —  BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends. In computing diluted net loss per share for the three and six months ended September 30, 2013 and 2012, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Six months ended September 30,
	2013	2012
Stock options	11,134,765	7,960,765
Warrants to purchase common stock	11,095,139	11,874,087
Convertible preferred stock and accrued dividends	25,352,339	24,842,577

Total	47,582,243	44,677,429

NOTE 3 —  INVENTORIES

	September 30,	March 31,
	2013	2013
Raw materials	$5,004,418	$5,191,147
Finished goods – net	8,664,386	8,540,815

Total	$13,668,804	$13,731,962

As of September 30 and March 31, 2013, 22% and 19%, respectively, of raw materials and 6% and 4%, respectively, of finished goods were located outside of the United States.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 —  EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP has the exclusive global rights to produce and market Travis Hasse’s Original Pie Liqueurs and CB-USA has the global distribution rights for this brand. DPCP pays a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchases the finished product from DPCP at a pre-determined margin and then uses its existing infrastructure, sales force and distributor network to sell the product and promote the brands. Finished goods are sold to CB-USA FOB – Production and CB-USA bears the risk of loss on both inventory and third-party receivables. Revenues and cost of sales are recorded at their respective gross amounts on the books and records of CB-USA. For the three months ended September 30, 2013 and 2012, CB-USA purchased $0 and $164,619, respectively, in finished goods from DPCP under the distribution agreement. For the six months ended September 30, 2013 and 2012, CB-USA purchased $170,880 and $324,050, respectively, in finished goods from DPCP under the distribution agreement. As of September 30 and March 31, 2013, DPCP was indebted to CB-USA in the amount of $392,405 and $268,598, respectively, which are included in due to shareholders and affiliates on the accompanying condensed consolidated balance sheet. At September 30, 2013, CB-USA owned 20% of DPCP and, under the terms of the agreement, will increase its stake in DPCP based on achieving case sale targets. CB-USA also earns a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For each of the three months and each of six months ended September 30, 2013 and 2012, CB-USA earned $2,100 and $4,200, respectively, in interest income on its capital contribution to DPCP. The Company has accounted for this investment under the equity method of accounting. This investment balance was $96,823 and $116,700 at September 30 and March 31, 2013, respectively.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. The Company was required to pay contingent consideration based on the case sales of Jefferson’s Presidential Select bourbon for a specified amount of cases. As of June 30, 2013, the Company had reached the specified case sale threshold for contingent consideration under the agreement. Accordingly, no further contingent consideration will be due. For the six months ended September 30, 2013 and 2012, the sellers earned $5,940 and $71,280, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 —  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended September 30, 2013 were as follows:

Amount
Balance as of March 31, 2013	$490,286

Payments under McLain and Kyne agreement	5,940

Balance as of September 30, 2013	$496,226

Intangible assets consist of the following:

	September 30, 2013	March 31, 2013
Definite life brands	$170,000	$170,000
Trademarks	535,947	535,947
Rights	8,271,555	8,271,555
Product development	96,959	96,959
Patents	994,000	994,000
Other	55,461	28,480

	10,123,922	10,096,941
Less: accumulated amortization	5,731,420	5,404,000

Net	4,392,502	4,692,941
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$8,505,474	$8,805,913

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Accumulated amortization consists of the following:

	September 30, 2013	March 31, 2013
Definite life brands	$169,999	$169,999
Trademarks	246,470	230,379
Rights	4,685,197	4,409,221
Product development	18,500	16,280
Patents	611,254	578,121
Other	-	-

Accumulated amortization	$5,731,420	$5,404,000

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 —  RESTRICTED CASH

At September 30 and March 31, 2013, the Company had €302,476 or $408,946 (translated at the September 30, 2013 exchange rate) and €352,255 or $451,346 (translated at the March 31, 2013 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 8A below.

NOTE 8 —  NOTES PAYABLE

	September 30, 2013	March 31, 2013
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$220,102	$89,407
Note payable – GCP note(B)	216,869	211,580
Keltic facility (C)	6,733,352	6,501,321
Bourbon term loan (D)	2,432,950	2,496,000
Junior loan (E)	1,250,000	—

Total	$10,853,273	$9,298,308

A.
The Company has arranged various facilities aggregating €302,476 or $408,946 (translated at the September 30, 2013 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €162,798, or $220,102 (translated at the September 30, 2013 exchange rate), and €69,761, or $89,407, (translated at the March 31, 2013 exchange rate), at September 30 and March 31, 2013, respectively.

B.
In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2013, $10,579 of accrued interest was converted to amounts due to affiliates. At September 30, 2013, $216,869 , consisting of $211,580 of principal and $5,289 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2013, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.
In August 2011, the Company and CB-USA entered into the Keltic Facility (“Keltic Facility”), a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. In July 2012, the Keltic Facility was amended to increase availability to $7,000,000, among other changes. In March 2013, the Keltic Facility was amended to increase availability to $8,000,000, among other changes. In August 2013, the Keltic Facility was amended in order to modify the borrowing base calculation and covenants with respect to the Keltic Facility and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the Amendment. The Company and CB-USA are referred to individually and collectively as the Borrower. The Keltic Facility expires on December 31, 2016. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75%, and (c) 6.50%. For the three months ended September 30, 2013, the Company paid interest at 6.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. There have been no Events of Default under the Keltic Facility. The Company paid a $40,000 commitment fee in connection with the first amendment, a $70,000 closing and commitment fee in connection with the second amendment and a $25,000 closing and commitment fee in connection with the third amendment. Keltic also receives an annual facility fee in an amount equal to 1% per annum of the maximum revolving facility amount and a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default). The loan agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The loan agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2013, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At September 30 and March 31, 2013, $6,733,352 and $6,501,321, respectively, due on the Keltic Facility is included in long-term liabilities. See Note 16 for additional information regarding an amendment to the Keltic Facility that was entered into after September 30, 2013.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

D.
In March 2013, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the "Bourbon Term Loan") that was used for the purchase of bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with its terms, the Bourbon Term Loan matures on December 31, 2016. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. For the three months ended September 30, 2013, the Company paid interest of 7.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Borrower is required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on December 31, 2016.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an initial aggregate of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III ($50,000), a director of the Company and the Company’s Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of the Company and the Company’s President and Chief Executive Officer (amounts shown are initial purchase amounts). Under the terms of the Participation Agreement, the junior participants receive interest at the rate of 11% per annum. Neither the Company nor CB-USA is a party to the Participation Agreement. However, the Borrower is party to a fee letter (the "Fee Letter") with the junior participants (including the related party junior participants) pursuant to which the Borrower is obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000. In August 2013, the Bourbon Term Loan was amended to provide the Company with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The balance on the Bourbon Term Note included in notes payable totaled $2,432,950 and $2,496,000 at September 30 and March 31, 2013, respectively.

E.
In August 2013, the Company entered into a Loan Agreement (the "Junior Loan Agreement"), by and between the Company and the lending parties thereto (the "Junior Lenders"), which provides for an aggregate $1,250,000 unsecured loan (the "Junior Loan") to the Company. The Junior Loan bears interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and matures on October 15, 2015. The Junior Loan may be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contains customary events of default, which, if uncured, entitle each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provides for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders include Frost Gamma Investments Trust ($200,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000). In connection with the Junior Loan Agreement, the Junior Lenders entered into a subordination agreement with Keltic; the Company is a party to the subordination agreement.

NOTE 9 —  EQUITY

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months ended September 30, 2013 and 2012, the Company recorded accrued dividends of $187,978 and $184,199, respectively, and for the six months ended September 30, 2013 and 2012 the Company recorded accrued dividends of $377,910 and $364,150, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets.

Preferred stock conversions – In the six months ended September 30, 2013, holders of Series A Preferred Stock converted 430 shares of Series A Preferred Stock, and accrued dividends thereon, into 1,704,729 shares of common stock.

In the six months ended September 30, 2012, holders of Series A Preferred Stock converted 130.132 shares of Series A Preferred Stock, and accrued dividends thereon, into 470,234 shares of common stock.

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

Due to the down-round financing provisions included in the terms of the warrant, the Company accounted for the 2011 Warrants issued in June 2011 in the consolidated financial statements as a liability at their initial fair value of $487,022 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $780,972. Changes in the fair value of the 2011 Warrants are recognized in earnings for each subsequent reporting period. At September 30 and March 31, 2013, the fair value of the 2011 Warrants was included in the balance sheet under the caption Warrant liability of $4,761,789 and $795,374, respectively. For the three months ended September 30, 2013 the Company recorded a loss on the change in the value of the 2011 Warrants of $3,352,252; for the three months ended September 30, 2012, the Company recorded a gain on the change in the value of the 2011 Warrants of $162,607. For the six months ended September 30, 2013 the Company recorded a loss on the change in the value of the 2011 Warrants of $3,799,503; for the six months ended September 30, 2012, the Company recorded a gain on the change in the value of the 2011 Warrants of $71,279.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	September 30, 2013	March 31, 2013
Stock price	$0.76	$0.31
Risk-free interest rate	0.63%	0.36%
Expected option life in years	2.75	3.25
Expected stock price volatility	51%	40%
Expected dividend yield	0%	0%

2011 Warrants exercised – In the six months ended September 30, 2013, holders of 2011 Warrants exercised 778,948 2011 Warrants and received shares of common stock. The Company received $296,015 in cash upon the exercise of these warrants.

NOTE 11 —  FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30 and March 31, 2013, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 12 —  STOCK-BASED COMPENSATION

In May 2013, the Company granted to a director, upon his initial election to the board, options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.32 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in May 2023, vest 25% on each of the first four anniversaries of the grant date. The Company has valued the options at $19,076 using the Black-Scholes option pricing model.

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

In July 2013, the Company granted to a director options to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share under the Company’s 2003 Stock Incentive Plan. The options, which expire in July 2023, vest 33.3% on each of the first three anniversaries of the grant date. The Company has valued the options at $208,405 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended September 30, 2013 and 2012 and for the six months ended September 30, 2013 and 2012 amounted to $105,215 and $79,748, respectively and $177,749 and $138,928, respectively. At September 30, 2013, total unrecognized compensation cost amounted to $968,786, representing 6,032,799 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.59 years. There were no options exercised during the six months ended September 30, 2013 and 2012. The Company did not recognize any related tax benefit for the three months ended September 30, 2013 and 2012 from option exercises.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 13 —  COMMITMENTS AND CONTINGENCIES

A.
The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2014, the Company has contracted to purchase approximately €704,900 or $953,018 (translated at the September 30, 2013 exchange rate) in bulk Irish whiskey, of which €397,722, or $537,716, has been purchased as of September 30, 2013. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.
The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2014, the Company has contracted to purchase approximately €245,103 or $331,377 (translated at the September 30, 2013 exchange rate) in bulk Irish whiskey, of which €50,227, or $67,906, has been purchased as of September 30, 2013. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.
The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2014 and provides for monthly payments of $18,693. The Dublin lease commenced on March 1, 2009 and extends through November 30, 2013 and provides for monthly payments of €1,250 or $1,690 (translated at the September 30, 2013 exchange rate). The Dublin lease has been extended through October 31, 2016 and provides for monthly payments of €1,100, or $1,487 (translated at the September 30, 2013 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2015 and provides for monthly payments of $1,820. The Company has also entered into non-cancelable operating leases for certain office equipment.

NOTE 14 —  CONCENTRATIONS

A.
Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company did not exceed the limits in effect at September 30, 2013 and exceeded the limits in effect by approximately $300,000 at March 31, 2013.

B.
Customers — Sales to one customer accounted for approximately 29.1% and 31.0% of the Company’s revenues for the three months ended September 30, 2013 and 2012, respectively. Sales to one customer accounted for approximately 29.9% and 31.7% of the Company’s revenues for the six months ended September 30, 2013 and 2012, respectively, and approximately 40.2% of accounts receivable at September 30, 2013.

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

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	Three Months ended September 30,
	2013		2012
Consolidated Revenue:
International	$1,456,514	12.5%	$1,070,467	10.4%
United States	10,203,193	87.5%	9,247,270	89.6%

Total Consolidated Revenue	$11,659,707	100.0%	$10,317,737	100.0%

Consolidated Income (Loss) from Operations:
International	$2,262	(1.1)%	$(77,634)	14.4%
United States	(210,154)	101.1%	(459,847)	85.6%

Total Consolidated Loss from Operations	$(207,892)	100.0%	$(537,481)	100.0%

Consolidated Net Income (Loss) Attributable to Controlling Interests:
International	$11,128	(0.3)%	$(94,975)	10.5%
United States	(4,270,751)	100.3%	(806,320)	89.5%

Total Consolidated Net Loss Attributable to Controlling Interests	$(4,259,623)	100.0%	$(901,295)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$4,285,230	38.6%	$4,047,647	39.2%
Liqueur	2,609,505	22.4%	2,437,008	23.7%
Whiskey	2,294,165	19.7%	1,795,671	17.3%
Vodka	743,328	6.4%	808,663	7.8%
Tequila	34,946	0.3%	60,989	0.6%
Wine	178,878	1.5%	122,066	1.2%
Other*	1,513,655	13.0%	1,045,693	10.2%

Total Consolidated Revenue	$11,659,707	100.0%	$10,317,737	100.0%

	Six Months ended September 30,
	2013		2012
Consolidated Revenue:
International	$2,867,861	13.0%	$2,624,015	13.1%
United States	19,210,463	87.0%	17,413,149	86.9%

Total Consolidated Revenue	$22,078,324	100.0%	$20,037,164	100.0%

Consolidated Income (Loss) from Operations:
International	$42,943	(6.5)%	$(134,921)	10.5%
United States	(706,483)	106.5%	(1,152,582)	89.5%

Total Consolidated Loss from Operations	$(663,540)	100.0%	$(1,287,503)	100.0%

Consolidated Net Income (Loss) Attributable to Controlling Interests:
International	$27,744	(0.5)%	$(146,703)	8.5%
United States	(5,580,200)	100.5%	(1,584,094)	91.5%

Total Consolidated Net Loss Attributable to Controlling Interests	$(5,552,456)	100.0%	$(1,730,797)	100.0%

Income tax benefit:
United States	74,076	100.0%	74,076	100.0%

Consolidated Revenue by category:
Rum	$8,499,001	38.5%	$8,174,117	40.9%
Liqueur	4,480,311	20.3%	4,093,813	20.4%
Whiskey	4,589,392	20.8%	3,615,752	18.0%
Vodka	1,332,978	6.0%	1,811,390	9.0%
Tequila	94,848	0.4%	160,751	0.8%
Wine	293,488	1.3%	280,672	1.4%
Other*	2,788,307	12.7%	1,900,669	9.5%

Total Consolidated Revenue	$22,078,324	100.0%	$20,037,164	100.0%

	As of September 30, 2013		As of March 31, 2013
Consolidated Assets:
International	$2,362,589	7.1%	1,941,537	5.9%
United States	31,112,284	92.9%	31,175,558	94.1%

Total Consolidated Assets	$33,474,873	100.0%	33,117,095	100.0%

*Includes related non-beverage alcohol products.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 16 — SUBSEQUENT EVENTS

In October 2013, the Company entered into a 5% Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), by and among the Company and the lending parties (the "Purchasers"), which provides for the issuance of an aggregate initial principal amount of $2,125,000 unsecured subordinated notes (the "Convertible Notes") by the Company. The Company intends to use a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of its Jefferson's bourbon brand.

The Convertible Notes bear interest at a rate of 5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year beginning on December 15, 2013 until their maturity date of December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of the Company’s common stock at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. The issuance of the Convertible Notes closed on October 31, 2013.

The Purchasers include certain related parties of the Company, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000), an affiliate of Glenn Halpryn ($200,000), a director of the Company, Dennis Scholl ($100,000), a director of the Company, and Vector Group Ltd. ($200,000), a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer and Henry Beinstein, a director of the Company, is a director.

The Company may forcibly convert all or any part of the Convertible Notes and all accrued but unpaid interest thereon if (i) the average daily volume of the common stock (as reported on the principal market or exchange on which the common stock is listed or quoted for trading) exceeds $50,000 per trading day and (ii) the volume weighted average price of the common stock for at least twenty (20) trading days during any thirty (30) consecutive trading day period exceeds 250% of the then-current Conversion Price. Any forced conversion will be applied ratably to the holders of all Convertible Notes issued pursuant to the Note Purchase Agreement based on each holder’s then-current note holdings.

In connection with the Note Purchase Agreement, each Purchaser was required to execute a joinder to that certain Subordination Agreement, dated as of August 7, 2013 (as amended, the "Subordination Agreement"), by and among Keltic and certain other junior lenders to the Company; the Company is not a party to the Subordination Agreement.

Also in October 2013, in connection with the Company’s execution and delivery of the Note Purchase Agreement, the Company and CB-USA, entered into a Fourth Amendment, Waiver and Consent (the "Amendment") to Keltic loan agreement in order to amend certain terms of the Keltic Facility and Bourbon Term Loan. The Amendment modifies certain aspects of the EBITDA covenant contained in the loan agreement, permits the Company to incur indebtedness in an aggregate original principal amount of $2,125,000 pursuant to the terms of the Note Purchase Agreement and Convertible Notes and permits the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Convertible Notes, subject to certain conditions set forth in the Amendment.

In connection with the Amendment, the Company and CB-USA entered into a Reaffirmation Agreement (the "Reaffirmation Agreement") with (i) Keltic, (ii) certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Secretary & Treasurer, which reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and Keltic and (iii) certain junior lenders to the Company, including an affiliate of Dr. Phillip Frost, Mark E. Andrews, III and an affiliate of Richard J. Lampen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum ® , Gosling’s Stormy Ginger Beer, Gosling’s Dark ‘n Stormy ® ready-to-drink cocktail, Jefferson’s ® , Jefferson’s Reserve ® and Jefferson's Presidential Select TM bourbons, Jefferson’s Rye whiskey, Pallini ® liqueurs, Clontarf ® Irish whiskey, Knappogue Castle Whiskey ® , Brady's ® Irish Cream, Boru ® vodka, Tierras TM tequila, Celtic Honey ® liqueur, Castello Mio TM sambucas and Gozio ® amaretto.

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

Recent Events

5% Convertible Subordinated Notes

In October 2013, we entered into a 5% Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), with the lending parties (the "Purchasers"), which provides for the issuance of an aggregate initial principal amount of $2.1 million unsecured subordinated notes (the "Convertible Notes"). We intend to use a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson's bourbon brand.

The Convertible Notes bear interest at a rate of 5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year beginning on December 15, 2013 until their maturity date of December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock ("Common Stock") at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. The issuance of the Convertible Notes closed on October 31, 2013.

The Purchasers include certain related parties of ours, including an affiliate of Dr. Phillip Frost ($500,000), a director of ours and our principal shareholder, Mark E. Andrews, III ($50,000), a director of ours and our Chairman, an affiliate of Richard J. Lampen ($50,000), a director of ours and our President and Chief Executive Officer, an affiliate of Glenn Halpryn ($200,000), a director of ours, Dennis Scholl ($100,000), a director of ours, and Vector Group Ltd. ($200,000), a more than 5% shareholder of ours, of which Richard Lampen is an executive officer and Henry Beinstein, a director of ours, is a director.

We may forcibly convert all or any part of the Convertible Notes and all accrued but unpaid interest thereon if (i) the average daily volume of the Common Stock (as reported on the principal market or exchange on which the Common Stock is listed or quoted for trading) exceeds $50,000 per trading day and (ii) the volume weighted average price of the Common Stock for at least twenty (20) trading days during any thirty (30) consecutive trading day period exceeds 250% of the then-current Conversion Price. Any forced conversion will be applied ratably to the holders of all Convertible Notes issued pursuant to the Note Purchase Agreement based on each holder’s then-current note holdings.

In connection with the Note Purchase Agreement, each Purchaser was required to execute a joinder to the Subordination Agreement, dated as of August 7, 2013 (as amended, the "Subordination Agreement"), by and among Keltic Financial Partners II, LP, a Delaware limited partnership ("Keltic"), and certain other junior lenders to us; we are not a party to the Subordination Agreement.

Also in October 2013, in connection with our execution and delivery of the Note Purchase Agreement, we and our wholly owned subsidiary, Castle Brands (USA) Corp. ("CB-USA"), entered into a Fourth Amendment, Waiver and Consent (the "Fourth Amendment") to the Loan and Security Agreement (as amended, the "Keltic Loan Agreement"), dated as of August 19, 2011, with Keltic, in order to amend certain terms of our existing $8.0 million revolving credit facility (the "Keltic Facility") and $4.0 million term loan to finance purchases of aged whiskies (the Bourbon Term Loan). The Fourth Amendment modifies certain aspects of the EBITDA covenant contained in the Loan Agreement, permits us to incur indebtedness in an aggregate original principal amount of $2.1 million pursuant to the terms of the Note Purchase Agreement and Convertible Notes and permits the us to make regularly scheduled payments of principal and interest and voluntary prepayments on the Convertible Notes, subject to certain conditions set forth in the Fourth Amendment.

In connection with the Fourth Amendment, on October 21, 2013, we and CB-USA entered into a Reaffirmation Agreement (the "Reaffirmation Agreement") with (i) Keltic, (ii) certain officers of the ours and CB-USA, including John Glover, our Chief Operating Officer, T. Kelley Spillane, our Senior Vice President - Global Sales, and Alfred J. Small, our Senior Vice President, Chief Financial Officer, Secretary & Treasurer, which reaffirms the existing Validity and Support Agreements by and among each officer, us, CB-USA and Keltic and (iii) certain junior lenders to us, including an affiliate of Dr. Phillip Frost, Mark E. Andrews, III and an affiliate of Richard J. Lampen.

Keltic Facility

In August 2013, we entered into a Third Amendment (the "Third Amendment") to the Keltic Loan Agreement with Keltic, in order to amend certain terms of the Keltic Facility and the Bourbon Term Loan.

The Third Amendment modifies certain aspects of the borrowing base calculation and covenants with respect to the Keltic Facility and permits us to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the Third Amendment. In addition, the Third Amendment provides us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. We paid Keltic an aggregate $0.025 million amendment fee in connection with the execution of the Third Amendment.

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

Also in connection with the Third Amendment, Keltic entered into an amended and restated participation agreement with certain related parties of ours as junior participants, including Frost Gamma Investments Trust, an entity affiliated with or, Phillip Frost, M.D. Mark E. Andrews, III, and an affiliate of Richard J. Lampen, to allow for the sale of participation interests in the additional tranches of the Bourbon Term Loan, if any. The amended and restated participation agreement provides that additional tranches of the Bourbon Term Loan, if any, are to be funded in increments of $0.5 million and that Keltic will fund 15% of each tranche. We are not party to the amended and restated participation agreement.

$1.25 Million Term Loan

Also in August 2013, we entered into a Loan Agreement (the "Junior Loan Agreement"), by and between us and the lending parties thereto (the "Junior Lenders"), which provides for an aggregate $1.25 million unsecured loan (the "Junior Loan") to us. The Junior Loan bears interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and matures on October 15, 2015. The Junior Loan may be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contains customary events of default, which, if uncured, entitle each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provides for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders include Frost Gamma Investments Trust, Mark E. Andrews, III and an affiliate of Richard J. Lampen. In connection with the Junior Loan Agreement, the Junior Lenders entered into The Subordination Agreement with Keltic; we are not a party to the Subordination Agreement.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2013, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2013, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.35199 (equivalent to U.S. $1.00 = €0.73965) and  £1.00 = U.S. $1.61356 (equivalent to U.S. $1.00 = £0.61975).

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

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cases
United States	79,033	77,416	146,723	147,586
International	20,298	15,288	40,951	31,248

Total	99,331	92,704	187,674	178,834

Rum	43,146	38,815	87,126	81,257
Vodka	14,231	17,093	24,925	34,173
Liqueur	25,244	22,108	43,313	37,193
Whiskey	13,973	11,539	28,096	20,927
Tequila	183	331	502	867
Wine	2,554	2,575	3,709	4,024
Other	—	243	3	393

Total	99,331	92,704	187,674	178,834

Percentage of Cases
United States	79.6%	83.5%	78.2%	82.5%
International	20.4%	16.5%	21.8%	17.5%

Total	100.0%	100.0%	100.0%	100.0%

Rum	43.4%	41.9%	46.4%	45.5%
Vodka	14.3%	18.4%	13.3%	19.1%
Liqueur	25.4%	23.8%	23.1%	20.8%
Whiskey	14.1%	12.4%	15.0%	11.7%
Tequila	0.2%	0.4%	0.3%	0.5%
Wine	2.6%	2.8%	2.0%	2.3%
Other	0.0%	0.3%	0.0%	0.2%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cases
United States	108,037	72,393	205,719	136,023
International	3,566	2,600	10,173	8,326

Total	111,603	74,993	215,892	144,349

Percentage of Cases
United States	96.8%	96.5%	95.3%	94.2%
International	3.2%	3.5%	4.7%	5.8%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.1%	63.9%	63.3%	64.3%
Provision for obsolete inventory	0.0%	1.0%	0.0%	0.0%

Gross profit	35.9%	35.1%	36.7%	35.2%

Selling expense	25.2%	26.9%	26.4%	26.9%
General and administrative expense	10.7%	11.2%	11.4%	12.4%
Depreciation and amortization	1.8%	2.2%	1.9%	2.3%

Loss from operations	(1.8)%	(5.2)%	(3.0)%	(6.4)%

Other expense	0.0%	0.0%	0.0%	0.0%
Loss from equity investment in non-consolidated affiliate	(0.2)%	(0.1)%	(0.1)%	(0.1)%
Foreign exchange loss	(1.5)%	(2.1)%	(0.5)%	(0.1)%
Interest expense, net	(2.3)%	(1.3)%	(2.3)%	(1.2)%
Net change in fair value of warrant liability	(28.8)%	1.6%	(17.2)%	0.4%
Income tax benefit	0.3%	0.4%	0.3%	0.4%

Net loss	(34.1)%	(6.8)%	(22.7)%	(7.1)%
Net loss attributable to noncontrolling interests	(2.4)%	(1.9)%	(2.4)%	(1.5)%

Net loss attributable to controlling interests	(36.5)%	(8.7)%	(25.1)%	(8.6)%

Dividend to preferred shareholders	(1.6)%	(1.8)%	(1.7)%	(1.8)%

Net loss attributable to common shareholders	(38.1)%	(10.5)%	(26.9)%	(10.5)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss attributable to common shareholders	$(4,614,513)	$(1,085,494)	$(6,097,278)	$(2,094,947)
Adjustments:
Interest expense, net	268,480	136,816	497,299	247,837
Income tax benefit	(37,038)	(37,038)	(74,076)	(74,076)
Depreciation and amortization	214,638	229,857	427,762	460,939
EBITDA (loss)	(4,168,433)	(755,859)	(5,246,293)	(1,460,247)
Allowance for doubtful accounts	15,312	6,000	25,812	12,000
Allowance for obsolete inventory	—	100,000	—	100,000
Stock-based compensation expense	105,216	79,748	177,749	138,928
Other expense	174	16	174	16
Loss from equity investment in non-consolidated affiliate	17,956	11,075	24,077	10,727
Foreign exchange loss	171,863	218,113	111,523	22,172
Net change in fair value of warrant liability	3,519,164	(162,607)	3,966,415	(71,279)
Net income attributable to noncontrolling interests	278,044	197,440	530,416	307,897
Dividend to preferred shareholders	187,978	184,199	377,910	364,150
EBITDA income (loss), as adjusted	127,274	(121,875)	(32,217)	(575,636)

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

Our EBITDA, as adjusted, improved to income of $0.1 million for the three months ended September 30, 2013, as compared to a loss of ($0.1) million for the comparable prior-year period, primarily as a result of our increased sales and gross profit. Our EBITDA, as adjusted, improved to a loss of ($0.03) million for the six months ended September 30, 2013, as compared to a loss of ($0.6) million for the comparable prior-year period, primarily as a result of our increased sales and gross profit.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Net sales. Net sales increased 13.0% to $11.7 million for the three months ended September 30, 2013, as compared to $10.3 million for the comparable prior-year period, due to the overall growth of our Gosling's, Jefferson's and Brady's brands. Our international case sales as a percentage of total case sales increased to 20.4% for the three months ended September 30, 2013 from 16.5% for the comparable prior-year period due to strong growth in Gosling’s rum and Irish whiskey sales in international markets. The overall sales growth was partially offset by a decrease in vodka sales due to continued price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	4,397	(574)	11.3%	(1.8)%
Whiskey	2,367	2,266	20.4%	39.6%
Liqueur	3,136	1,812	14.2%	8.2%
Vodka	(2,862)	(1,475)	(16.7)%	(10.8)%
Tequila	(148)	(148)	(44.7)%	(44.7)%
Wine	(21)	(21)	(0.8)%	(0.8)%
Other	(243)	(243)	(100)%	(100)%

Total	6,626	1,617	7.1%	2.1%

Gross profit. Gross profit increased 15.5% to $4.2 million for the three months ended September 30, 2013 from $3.6 million for the comparable prior-year period, while our gross margin increased to 35.9% for the three months ended September 30, 2013 compared to 35.1% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s brands. During the three months ended September 30, 2012, we recorded net allowance for obsolete and slow moving inventory of $0.1 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net $0.1 million charge was recorded as an increase to Cost of Sales in the period ended September 30, 2012. Net of the allowance for obsolete inventories, our gross margin for the three months ended September 30, 2012 was 36.1%.

Selling expense. Selling expense increased 5.9% to $2.9 million for the three months ended September 30, 2013 from $2.8 million for the comparable prior-year period, primarily due a $0.2 million increase in shipping costs due to increased sales, as well as a $0.1 million increase in employee costs, partially offset by a $0.1 million decrease in advertising, marketing and promotion expense. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 25.2% for the three months ended September 30, 2013 as compared to 27.0% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 5.9% to $1.24 million for the three months ended September 30, 2013 from $1.16 million for the comparable prior-year period, primarily due to a $0.05 million increase in professional fees. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 10.7% for the three months ended September 30, 2013 as compared to 11.2% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended September 30, 2013 and 2012.

Loss from operations. As a result of the foregoing, loss from operations improved 61.3% to ($0.2) million for the three months ended September 30, 2013 from ($0.5) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the warrants are recognized in earnings for each reporting period. For the three months ended September 30, 2013, we recorded a non-cash charge for loss on the change in the value of the warrants of ($3.5) million, as compared to a gain of $0.2 million for the comparable prior-year period, primarily due to the effects of our increased share price on the Black-Scholes valuation.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Results from this investment were de minimis in each of the three-month periods ended September 30, 2013 and 2012.

Foreign exchange loss. Foreign exchange loss for the three months ended September 30, 2013 was $0.2 million for each of the three-month periods ended September 30, 2013 and 2012, due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.3) million for the three months ended September 30, 2013 as compared to ($0.1) million for the comparable prior-year period due to increased balances outstanding under our credit facilities. Due to expected balances on the Keltic Facility and other indebtedness, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the three months ended September 30, 2013 was ($0.3) million as compared to ($0.2) million for the comparable prior-year period, both the result of allocated net income recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. For each of the three-month periods ended September 30, 2013 and 2012, we recognized a dividend on our Series A Preferred Stock of $0.2 million, as required by the terms of the preferred stock. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, especially the non-cash charge for the loss on the change in fair value of warrant liability, net loss attributable to common shareholders increased to ($4.6) million for the three months ended September 30, 2013 as compared to ($1.1) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.04) per share for the three months ended September 30, 2013 as compared to ($0.01) per share for the comparable prior-year period.

Six months ended September 30, 2013 compared with six months ended September 30, 2012

Net sales. Net sales increased 10.2% to $22.1 million for the six months ended September 30, 2013, as compared to $20.0 million for the comparable prior-year period, due to the overall growth of our Gosling's, Jefferson's and Brady's brands. Our international case sales as a percentage of total case sales increased to 21.8% for the six months ended September 30, 2013 from 17.5% for the comparable prior-year period due to strong growth in Gosling’s rum and Irish whiskey sales in international markets. The overall sales growth was partially offset by a decrease in vodka sales due to continued price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by product category for the six months ended September 30, 2013 as compared to the six months ended September 30, 2012:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	5,935	(1,664)	7.3%	(2.6)%
Whiskey	7,102	3,886	33.8%	32.1%
Liqueur	6,120	5,024	16.5%	13.6%
Vodka	(9,248)	(7,039)	(27.1)%	(24.4)%
Tequila	(365)	(365)	(42.1)%	(42.1)%
Wine	(315)	(315)	(7.8)%	(7.8)%
Other	(390)	(390)	(99.2)%	(99.2)%

Total	8,839	(863)	4.9%	(0.6)%

Gross profit. Gross profit increased 14.8% to $8.1 million for the six months ended September 30, 2013 from $7.1 million for the comparable prior-year period, while our gross margin increased to 36.7% for the six months ended September 30, 2013 compared to 35.2% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s brands. During the six months ended September 30, 2012, we recorded net allowance for obsolete and slow moving inventory of $0.1 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net $0.1 million charge was recorded as an increase to Cost of Sales in the period ended September 30, 2012. Net of the allowance for obsolete inventories, our gross margin for the three months ended September 30, 2012 was 35.7%.

Selling expense. Selling expense increased 8.1% to $5.8 million for the six months ended September 30, 2013 from $5.4 million for the comparable prior-year period, primarily due to a $0.2 million increase in advertising, marketing and promotion expense in support of our overall volume growth, as well as a $0.2 million increase in shipping costs due to increased sales. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 26.4% for the six months ended September 30, 2013 as compared to 26.9% for the comparable prior-year period.

General and administrative expense. General and administrative expense was unchanged for each of the six-month periods ended September 30, 2013 and 2012. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 11.4% for the six months ended September 30, 2013 as compared to 12.4% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.43 million for the three months ended September 30, 2013 as compared to $0.46 million for the comparable prior-year period.

Loss from operations. As a result of the foregoing, loss from operations improved 48.5% to ($0.7) million for the six months ended September 30, 2013 from ($1.3) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the warrants issued in connection with the June 2011 private placement at their initial fair value. Changes in the fair value of the warrants are recognized in earnings for each reporting period. For the six months ended September 30, 2013, we recorded a non-cash charge for loss on the change in the value of the warrants of ($4.0) million, as compared to a gain of $0.1 million for the comparable prior-year period, primarily due to the effects of our increased share price on the Black-Scholes valuation.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC on the equity method of accounting. Results from this investment were de minimis in each of the three-month periods ended September 30, 2013 and 2012.

Foreign exchange loss. Foreign exchange loss for the six months ended September 30, 2013 was ($0.1) million as compared to a loss of ($0.02) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.5) million for the six months ended September 30, 2013 as compared to ($0.2) million for the comparable prior-year period due to increased balances outstanding under our credit facilities. Due to expected balances on the Keltic Facility and other indebtedness, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the six months ended September 30, 2013 was ($0.5) million as compared to ($0.3) million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. For each of the three-month periods ended September 30, 2013 and 2012, we recognized a dividend on our Series A Preferred Stock of $0.4 million, as required by the terms of the preferred stock. Accrued dividends on our Series A Preferred Stock are only payable in common stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, especially the non-cash charge for loss on the net change in fair value of warrant liability, net loss attributable to common shareholders increased to ($6.1) million for the six months ended September 30, 2013 as compared to ($2.1) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.06) per share for the six months ended September 30, 2013 as compared to ($0.02) per share for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the six months ended September 30, 2013, we had a net loss of $6.1 million, and used cash of $2.1 million in operating activities. As of September 30, 2013, we had cash and cash equivalents of $0.2 million and had an accumulated deficit of $136.4 million.

We believe our current cash and working capital, and the availability under the Keltic Facility, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs.

Existing Financing

See Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Events for a discussion of our recent financing activites.

In March 2013, we entered into a Second Amendment to the Keltic Facility, providing for an increase in available borrowings (subject to certain terms and conditions) under the Keltic Facility for working capital purposes from $7.0 million to $8.0 million and the Bourbon Term Loan in the initial aggregate principal amount of $2.5 million, which was used for the purchase of bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with their respective terms, the Keltic Facility and Bourbon Term Loan expire on December 31, 2016 (the "Maturity Date"). We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Keltic Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75% and (c) 6.50%. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility and the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility or Bourbon Term Loan, as applicable, interest rate. The Keltic Facility currently bears interest at 6.50% and the Bourbon Term Loan currently bears interest at 7.50%. We are required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on the Maturity Date. In addition to closing fees, Keltic receives an annual facility fee and a collateral management fee (each as set forth in the Keltic Loan Agreement).

The Keltic Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Keltic Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2013, we were in compliance, in all material respects, with the covenants under the Keltic Loan Agreement.

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

We have arranged various credit facilities aggregating €350,000 or $473,197 (translated at the September 30, 2013 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%.

Liquidity Discussion

As of September 30, 2013, we had shareholders’ equity of $8.5 million as compared to $12.9 million at March 31, 2013. This decrease is primarily due to our total comprehensive loss for the six months ended September 30, 2013, including the $3.8 million loss on the fair value of our warrant liability.

We had working capital of $15.0 million at September 30, 2013 as compared to $13.9 million as of March 31, 2013. This increase is primarily due to a $0.6 million increase in accounts receivable, a $0.2 million increase in due from shareholders and affiliates, a $0.2 million increase in prepaid expenses and a $0.5 million decrease in accounts payable and accrued expenses, offset by a $0.1 million increase in our foreign revolving credit facility.

As of September 30, 2013, we had cash and cash equivalents of approximately $0.2 million, as compared to $0.4 million as of March 31, 2013. The decrease is primarily attributable to the funding of our operations and working capital needs for the six months ended September 30, 2013. At September 30, 2013, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We continue to implement a plan to support the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. As our brands continue to grow, our working capital requirements will increase. In particular, the growth of our Jefferson’s brands requires a significant amount of working capital relative to our other brands, as we are required to purchase and hold ever increasing amounts of aged bulk bourbon to meet growing demand. While we are seeking solutions to our long-term bourbon supply needs, we may be required to purchase and hold several years’ worth of bulk bourbon in inventory until such time as it is aged to our specific brand taste profiles, increasing our working capital requirements and negatively impacting cash flows.

We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We continue to look to control expenses, seek improvements in routes to market and contain production costs to improve cash flows.

As of September 30, 2013, we had borrowed $6.7 million of the $8.0 million available under the Keltic Facility, leaving $1.3 million in then potential availability for working capital needs. We believe our current cash and working capital, the availability under the Keltic Facility and the proceeds from the $2.125 million term loan closed in October 2013, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least September 2014.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Six months ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,071)	$(1,890)
Investing activities	(57)	(152)
Financing activities	1,837	2,030

Effect of foreign currency translation	3	(2)

Net decrease in cash and cash equivalents	$(288)	$(14)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at September 30, 2013 included additional stores of bulk wine and bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce the bulk bourbon in the normal course of future sales and are actively marketing our bulk wine to prospective vintners.

During the six months ended September 30, 2013, net cash used in operating activities was $2.1 million, consisting primarily of a net loss of $5.0 million, a $0.7 million increase in accounts receivable, a $0.5 million decrease in accounts payable and accrued expenses, a $0.2 million increase in prepaid expenses and a $0.2 million increase in due from affiliates. These uses of cash were partially offset by a change in fair value of warrant liability of $3.8 million, stock based compensation expense of $0.2 million and depreciation and amortization expense of $0.4 million.

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

Investing Activities. Net cash used in investing activities was $0.06 million for the six months ended September 30, 2013, representing $0.1 million used in the acquisition of fixed and intangible assets and $6,000 in payments under contingent consideration agreements, offset by $0.06 million from a change in restricted cash.

Net cash used in investing activities was $0.2 million for the six months ended September 30, 2012, representing $0.01 million used in the acquisition of fixed and intangible assets and $0.1 million in payments under contingent consideration agreements.

Financing activities. Net cash used in financing activities for the six months ended September 30, 2013 was $1.8 million, consisting of $1.25 million from issuance of the Junior Notes, $0.3 million in proceeds from the exercise of June 2011 Warrants, $0.2 million drawn on the Keltic Facility and $0.1 million drawn on the foreign revolving credit facilities, offset by the $0.06 million paid on the Bourbon Term Loan.

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

Cautionary Note Regarding Forward Looking Statements

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our 2013 Annual Report, and as follows:

▪	our history of losses
▪	recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance;
▪	our potential need for additional capital, which, if not available on acceptable terms or at all, could restrict our future growth and severely limit our operations;
▪	our brands could fail to achieve more widespread consumer acceptance, which may limit our growth;
▪
our dependence on a limited number of suppliers, who may not perform satisfactorily or may end their relationships with us, which could result in lost sales, incurrence of additional costs or lost credibility in the marketplace;

▪	our annual purchase obligations with certain suppliers;
▪
the failure of even a few of our independent wholesale distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations;

▪	the possibility that we cannot secure and maintain listings in control states, which could cause the sales of our products to decrease significantly;
▪
the potential limitation to our growth if we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, or integrate such brands after acquisitions;

▪	currency exchange rate fluctuations and devaluations may significantly adversely affect our revenues, sales, costs of goods and overall financial results;
▪
our need to maintain a relatively large inventory of our products to support customer delivery requirements, which could negatively impact our operations if such inventory is lost due to theft, fire or other damage;

▪
the possibility that we or our strategic partners will fail to protect our respective trademarks and trade secrets, which could compromise our competitive position and decrease the value of our brand portfolio;

▪	an impairment in the carrying value of our goodwill or other acquired intangible assets could negatively affect our operating results and shareholders’ equity;
▪	changes in consumer preferences and trends could adversely affect demand for our products;
▪	there is substantial competition in our industry and the many factors that may prevent us from competing successfully;
▪	adverse changes in public opinion about alcohol could reduce demand for our products;
▪	class action or other litigation relating to alcohol misuse or abuse could adversely affect our business;
▪	adverse regulatory decisions and legal, regulatory or tax changes could limit our business activities, increase our operating costs and reduce our margins;

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

4.1
Third Amendment to Loan and Security Agreement, dated as of August 7, 2013, by and among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 9, 2013).

4.2
Amended and Restated Term Note, dated as of August 7, 2013, in favor of Keltic Financial Partners II, LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on August 9, 2013).

4.3
Loan Agreement, dated as of August 7, 2013, by and between the Company and the lending parties thereto, including the form of promissory note attached as Exhibit B thereto (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on August 9, 2013).

10.1
Reaffirmation Agreement, dated as of August 7, 2013, by and among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officers signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 9, 2013).

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

November 13, 2013

