Form 10-Q
period 2013-12-31
Castle Brands Inc
filed 2014-02-14
CIK 1311538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32849

CASTLE BRANDS INC.
(Exact name of registrant as specified in its charter)

Florida	41-2103550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 East 42nd Street, Suite 4700 ,	10168
New York , New York	(Zip Code)
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

The Company had 123,154,405 shares of $.01 par value common stock outstanding at February 12, 2014.

CASTLE BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDING
DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION
Item 1.              Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2013 (Unaudited)	March 31, 2013

ASSETS:
Current Assets
Cash and cash equivalents	$941,831	$439,323
Accounts receivable — net of allowance for doubtful accounts of $107,437 and $70,692, respectively	8,146,195	7,025,358
Due from shareholders and affiliates	219,356	303,226
Inventories— net of allowance for obsolete and slow moving inventory of $186,658 and $461,660, respectively	14,383,224	13,731,962
Prepaid expenses and other current assets	1,306,680	983,834

Total Current Assets	24,997,286	22,483,703

Equipment — net	503,166	516,641

Investment in non-consolidated affiliate, at equity	—	116,700
Intangible assets — net of accumulated amortization of $5,895,494 and $5,404,000, respectively	8,341,400	8,805,913
Goodwill	496,226	490,286
Restricted cash	416,715	451,346
Other assets	299,934	252,506

Total Assets	$35,054,727	$33,117,095

LIABILITIES AND EQUITY:
Current Liabilities
Foreign revolving credit facility	$164,445	$89,407
Accounts payable	4,231,555	5,301,524
Accrued expenses	736,451	793,243
Due to shareholders and affiliates	2,584,726	2,351,957

Total Current Liabilities	7,717,177	8,536,131

Long-Term Liabilities
Keltic facility	6,012,287	6,501,321
Bourbon term loan (including $524,844 and $600,000 of related-party participation at December 31 and March 31, 2013, respectively)	2,183,350	2,496,000
Notes payable - Junior loan (including $300,000 of related party participation at December 31, 2013)	1,250,000	—
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at December 31, 2013)	2,125,000	—
Notes payable – GCP Note	219,514	211,580
Warrant liability	—	795,374
Deferred tax liability	1,555,342	1,666,456

Total Liabilities	21,062,670	20,206,862

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 6,271 and 6,701 shares of series A convertible preferred stock issued and outstanding at December 31 and March 31, 2013, respectively (liquidation value of $8,017,294 and $7,876,530 at December 31 and March 31, 2013, respectively)	62,715	67,013
Common stock, $.01 par value, 225,000,000 shares authorized, 113,342,482 and 108,773,034 shares issued and outstanding at December 31 and March 31, 2013, respectively	1,133,425	1,087,730
Additional paid-in capital	151,425,005	142,661,542
Accumulated deficit	(138,931,052)	(130,270,623)
Accumulated other comprehensive loss	(1,721,950)	(1,918,094)

Total controlling shareholders’ equity	11,968,143	11,627,568

Noncontrolling interests	2,023,914	1,282,665

Total equity	13,992,057	12,910,233

Total Liabilities and Equity	$35,054,727	$33,117,095

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Sales, net*	$13,579,289	$10,606,669	$35,657,613	$30,643,833
Cost of sales*	8,731,204	6,748,049	22,706,709	19,629,713
Provision for obsolete inventory	—	20,825	—	120,825

Gross profit	4,848,085	3,837,795	12,950,904	10,893,295

Selling expense	3,368,324	2,886,256	9,196,857	8,280,114
General and administrative expense	1,373,157	1,162,543	3,883,221	3,650,749
Depreciation and amortization	217,002	230,579	644,764	691,518

Loss from operations	(110,398)	(441,583)	(773,938)	(1,729,086)

Other expense	(480)	—	(654)	(16)
Loss from equity investment in non- consolidated affiliate	(428,598)	(7,981)	(452,675)	(18,708)
Foreign exchange gain (loss)	50,709	(68,650)	(60,814)	(90,822)
Interest expense, net	(281,732)	(157,510)	(779,031)	(405,345)
Net change in fair value of warrant liability	(1,426,179)	161,685	(5,392,594)	232,964
Income tax benefit	37,038	37,038	111,114	111,114

Net loss	(2,159,640)	(477,001)	(7,348,592)	(1,899,899)
Net income attributable to noncontrolling interests	(210,833)	(125,222)	(741,249)	(433,120)

Net loss attributable to controlling interests	(2,370,473)	(602,223)	(8,089,841)	(2,333,019)

Dividend to preferred shareholders	(192,678)	(188,429)	(570,588)	(552,579)

Net loss attributable to common shareholders	$(2,563,151)	$(790,652)	$(8,660,429)	$(2,885,598)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.02)	$(0.01)	$(0.08)	$(0.03)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	112,150,634	108,540,805	110,682,714	108,475,032

* Sales, net and Cost of sales include excise taxes of $1,664,018 and $1,483,570  for the three months ended December 31, 2013 and 2012, respectively, and $4,677,198 and $4,397,990 for the nine months ended December 31, 2013 and 2012, respectively

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net loss	$(2,159,640)	$(477,001)	$(7,348,592)	$(1,899,899)
Other comprehensive income (loss):
Foreign currency translation adjustment	49,961	74,330	196,144	(32,137)

Total other comprehensive income (loss):	49,961	74,330	196,144	(32,137)

Comprehensive loss	$(2,109,679)	$(402,671)	$(7,152,448)	$(1,932,036)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2013	6,701	$67,013	108,773,034	$1,087,730	$142,661,542	$(130,270,623)	$(1,918,094)	$1,282,665	$12,910,233

Net loss						(8,089,841)		741,249	(7,348,592)
Foreign currency translation adjustment							196,144		196,144
Issuance of common stock, net of issuance costs			1,674,842	16,748	1,298,508				1,315,256
Conversion of series A preferred stock and accrued dividends	(430)	(4,298)	1,704,729	17,048	(12,750)				—
Exercise of common stock warrants			1,163,652	11,637	430,577				442,214
Exercise of common stock options			26,225	262	7,187				7,449
Accrued dividends- series A convertible preferred stock					570,588	(570,588)			—
Reclassification of liability to equity-warrant					6,187,968				6,187,968
Stock-based compensation					281,385				281,385

BALANCE, DECEMBER 31, 2013	6,271	$62,715	113,342,482	$1,133,425	$151,425,005	$(138,931,052)	$(1,721,950)	$2,023,914	$13,992,057

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,348,592)	$(1,899,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	644,764	691,518
Provision for doubtful accounts	36,475	16,869
Amortization of deferred financing costs	120,367	69,852
Change in fair value of warrant liability	5,392,594	(232,964)
Deferred tax benefit	(111,114)	(111,114)
Loss from equity investment in non-consolidated affiliate	452,675	18,708
Foreign exchange loss	60,814	90,822
Stock-based compensation expense	281,385	216,262
Provision for obsolete inventories	—	120,825
Changes in operations, assets and liabilities:
Accounts receivable	(1,150,571)	(752,054)
Due from affiliates	(247,905)	(421,710)
Inventory	(542,928)	(824,988)
Prepaid expenses and supplies	(321,928)	(142,563)
Other assets	(167,795)	(56,600)
Accounts payable and accrued expenses	(1,140,882)	290,620
Accrued interest	3,734	1,634
Due to related parties	232,421	558,776

Total adjustments	3,542,106	(466,107)

NET CASH USED IN OPERATING ACTIVITIES	(3,806,486)	(2,366,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(125,284)	(89,462)
Acquisition of intangible assets	(26,981)	(53,564)
Change in restricted cash	60,906	1,902
Payments under contingent consideration agreements	(5,940)	(123,660)

NET CASH USED IN INVESTING ACTIVITIES	(97,299)	(264,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on Keltic facility	(489,034)	2,289,995
Payments on Bourbon term loan	(312,650)	—
Proceeds from Junior loan	1,250,000	—
Proceeds from 5% Convertible notes	2,125,000	—
Net proceeds from foreign revolving credit facility	66,116	88,618
Proceeds from issuance of common stock	1,437,623	—
Payments for cost of stock issuance	(122,367)	—
Proceeds from exercise of series A preferred warrants	442,214	—
Proceeds from exercise of common stock options	7,449	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,404,351	2,378,613

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,942	(1,113)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	502,508	(253,290)
CASH AND CASH EQUIVALENTS — BEGINNING	439,323	484,362

CASH AND CASH EQUIVALENTS — ENDING	$941,831	$231,072

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$518,234	$219,172
Interest paid	$633,566	$331,694

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

A.    Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60 % ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.     Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka and tequila in the United States, Canada, Europe and Asia.

C.    Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of non-consolidated affiliate equity investment as a component of net income or loss.

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

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

⋅	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
⋅	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
⋅	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
⋅	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

⋅	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
⋅
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are directly or indirectly observable for the asset or liability for substantially the full term of the financial instrument.

⋅	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company’s income tax benefit for the three and nine months ended December 31, 2013 and 2012 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For each of the three-month and nine-month periods ended December 31, 2013 and 2012, the Company recognized $37,038 and $111,114 of deferred tax benefits, respectively.

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

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and International Financial Reporting Standards, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

K.
Recent accounting pronouncements — In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 2 —  BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends. In computing diluted net loss per share for the three and nine months ended December 31, 2013 and 2012, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends is anti-dilutive.

 Potential common shares not included in calculating diluted net loss per share are as follows:

	Nine months ended December 31,
	2013	2012
Stock options	11,098,540	8,120,765
Warrants to purchase common stock	10,710,435	11,874,087
Convertible preferred stock and accrued dividends	25,986,148	25,413,065
5% Convertible notes	2,361,111	—

Total	50,156,234	45,407,917

NOTE 3 —  INVENTORIES

	December 31,	March 31,
	2013	2013
Raw materials	$5,965,904	$5,191,147
Finished goods – net	8,417,320	8,540,815

Total	$14,383,224	$13,731,962

As of December 31 and March 31, 2013, 28% and 19%, respectively, of raw materials and less than 1% and 4%, respectively, of finished goods were located outside of the United States.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 —  EQUITY INVESTMENT

Discontinuation of Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP paid a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchased the finished product from DPCP FOB – Production and CB-USA bore the risk of loss on both inventory and third-party receivables. Revenues and cost of sales were recorded at their respective gross amounts on the books and records of CB-USA. For the three months ended December 31, 2013 and 2012, CB-USA purchased $0 and $362,912, respectively, in finished goods from DPCP under the distribution agreement. For the nine months ended December 31, 2013 and 2012, CB-USA purchased $170,880 and $686,962, respectively, in finished goods from DPCP under the distribution agreement. As of March 31, 2013, DPCP was indebted to CB-USA in the amount of $268,598, which is included in due to shareholders and affiliates on the accompanying condensed consolidated balance sheet. At December 31, 2013, CB-USA owned 20% of now inactive DPCP. CB-USA also earned a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For the three months and nine months ended December 31, 2013, CB-USA earned $0 and $4,200, respectively, in interest income on its capital contribution to DPCP. For the three months and nine months ended December 31, 2012, CB-USA earned $2,100 and $6,300, respectively, in interest income on its capital contribution to DPCP. The Company accounted for this investment under the equity method of accounting. The investment balance was $116,700 at March 31, 2013. In December 2013, CB-USA determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. In connection with the discontinuation of marketing and sales efforts, the Company recognized a loss of $452,675 from its investment in DPCP, including a $120,900 loss on investment and write offs of $331,775 on the remaining receivable balances due from DPCP.

NOTE 5 —  ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. The Company was required to pay contingent consideration based on the case sales of Jefferson’s Presidential Select bourbon for a specified amount of cases. As of June 30, 2013, the Company had reached the specified case sale threshold for contingent consideration under the agreement. Accordingly, no further contingent consideration will be due. For the nine months ended December 31, 2013 and 2012, the sellers earned $5,940 and $123,600, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 —  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended December 31, 2013 were as follows:

Amount
Balance as of March 31, 2013	$490,286

Payments under McLain & Kyne agreement	5,940

Balance as of December 31, 2013	$496,226

Intangible assets consist of the following:

	December 31, 2013	March 31, 2013
Definite life brands	$170,000	$170,000
Trademarks	535,947	535,947
Rights	8,271,555	8,271,555
Product development	96,959	96,959
Patents	994,000	994,000
Other	55,461	28,480

	10,123,922	10,096,941
Less: accumulated amortization	5,895,494	5,404,000

Net	4,228,428	4,692,941
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$8,341,400	$8,805,913

* Other identifiable intangible assets — indefinite lived consists of product formulations.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

Accumulated amortization consists of the following:

	December 31, 2013	March 31, 2013
Definite life brands	$169,999	$169,999
Trademarks	254,514	230,379
Rights	4,823,184	4,409,221
Product development	19,610	16,280
Patents	628,187	578,121
Other	-	-

Accumulated amortization	$5,895,494	$5,404,000

NOTE 7 —  RESTRICTED CASH

At December 31 and March 31, 2013, the Company had  €302,714 or $416,715 (translated at the December 31, 2013 exchange rate) and  €352,255 or $451,346 (translated at the March 31, 2013 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 8A below.

NOTE 8 —  NOTES PAYABLE

	December 31, 2013	March 31, 2013
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$164,445	$89,407
Note payable – GCP note(B)	219,514	211,580
Keltic facility (C)	6,012,287	6,501,321
Bourbon term loan (D)	2,183,350	2,496,000
Junior loan (E)	1,250,000	—
5% Convertible notes(F)	2,125,000	—

Total	$11,954,596	$9,298,308

A.
The Company has arranged various facilities aggregating €302,714 or $416,715 (translated at the December 31, 2013 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €119,457, or $164,445 (translated at the December 31, 2013 exchange rate), and €69,761, or $89,407, (translated at the March 31, 2013 exchange rate), at December 31 and March 31, 2013, respectively.

B.
In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2013, $10,579 of accrued interest was converted to amounts due to affiliates. At December 31, 2013, $219,514, consisting of $211,580 of principal and $7,934 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2013, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.
In August 2011, the Company and CB-USA entered into the Keltic Facility (“Keltic Facility”), a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. In July 2012, the Keltic Facility was amended to increase availability to $7,000,000, among other changes. In March 2013, the Keltic Facility was amended to increase availability to $8,000,000, among other changes. In August 2013, the Keltic Facility was amended to modify the borrowing base calculation and covenants with respect to the Keltic Facility and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the amendment to modify certain aspects of the EBITDA covenant contained in the loan agreement, permit the Company to incur indebtedness in an aggregate original principal amount of $2,125,000 pursuant to the terms of the Note Purchase Agreement and Convertible Notes (as each term is defined below in Note 8F), and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Convertible Notes, subject to certain conditions set forth in the amendment. In November 2013, the Keltic Facility was further amended, to, among other things, provide for the issuances of letters of credit thereunder.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

The Company and CB-USA are referred to individually and collectively as the Borrower. The Keltic Facility expires on December 31, 2016. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75% and (c) 6.50%. For the three months ended December 31, 2013, the Company paid interest at 6.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. There have been no Events of Default under the Keltic Facility. The Company paid a $40,000 commitment fee in connection with the first amendment, a $70,000 closing and commitment fee in connection with the second amendment  and a $25,000 closing and commitment fee in connection with the third amendment. Keltic also receives an annual facility fee in an amount equal to 1% per annum of the maximum revolving facility amount and a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default). The loan agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The loan agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2013, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At December 31 and March 31, 2013, $6,012,287 and $6,501,321, respectively, due on the Keltic Facility is included in long-term liabilities.

D.
In March 2013, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the "Bourbon Term Loan") that was used to purchase bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with its terms, the Bourbon Term Loan matures on December 31, 2016. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. For the three months ended December 31, 2013, the Company paid interest of 7.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Borrower is required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on December 31, 2016.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an initial aggregate of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III ($50,000), a director of the Company and the Company’s Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of the Company and the Company’s President and Chief Executive Officer (amounts shown are initial purchase amounts). Under the terms of the Participation Agreement, the junior participants receive interest at the rate of 11% per annum. Neither the Company nor CB-USA is a party to the Participation Agreement. However, the Borrower is party to a fee letter (the "Fee Letter") with the junior participants (including the related party junior participants) pursuant to which the Borrower is obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000. In August 2013, the Bourbon Term Loan was amended to provide the Company with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The balance on the Bourbon Term Loan included in notes payable totaled $2,183,350 and $2,496,000 at December 31 and March 31, 2013, respectively.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

E.
In August 2013, the Company entered into a Loan Agreement (the "Junior Loan Agreement"), by and between the Company and the lending parties thereto (the "Junior Lenders"), which provides for an aggregate $1,250,000 unsecured loan (the "Junior Loan") to the Company. The Junior Loan bears interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and matures on October 15, 2015. The Junior Loan may be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contains customary events of default, which, if uncured, entitle each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provides for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders include Frost Gamma Investments Trust ($200,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000). In connection with the Junior Loan Agreement, the Junior Lenders entered into a subordination agreement with Keltic; the Company is a party to the subordination agreement. At December 31, 2013, $1,250,000 of principal due on the Junior Loan is included in long-term liabilities.

F.
In October 2013, the Company entered into a 5% Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), by and among the Company and the purchasers party thereto, which provided for the issuance of an aggregate initial principal amount of $2,125,000 unsecured subordinated notes (the "Convertible Notes") by the Company. The Convertible Notes bear interest at a rate of 5% per annum, payable quarterly beginning on December 15, 2013 until their maturity date of December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of the Company’s common stock at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes.

The purchasers of the Convertible Notes include certain related parties of the Company, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000), an affiliate of Glenn Halpryn ($200,000), a director of the Company, Dennis Scholl ($100,000), a director of the Company, and Vector Group Ltd. ($200,000), a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer and Henry Beinstein, a director of the Company, is a director.

The Company may forcibly convert all or any part of the Convertible Notes and all accrued but unpaid interest thereon if (i) the average daily volume of the Company’s common stock (as reported on the principal market or exchange on which the common stock is listed or quoted for trading) exceeds $50,000 per trading day and (ii) the volume weighted average price of the common stock for at least twenty (20) trading days during any thirty (30) consecutive trading day period exceeds 250% of the then-current Conversion Price. Any forced conversion will be applied ratably to the holders of all Convertible Notes issued pursuant to the Note Purchase Agreement based on each holder’s then-current note holdings.

In connection with the Note Purchase Agreement, each purchaser of the Convertible Notes was required to execute a joinder to that certain Subordination Agreement, dated as of August 7, 2013 (as amended, the "Subordination Agreement"), by and among Keltic and certain other junior lenders to the Company; the Company is not a party to the Subordination Agreement. At December 31, 2013, $2,125,000 of principal due on the Convertible Notes is included in long-term liabilities.

NOTE 9 —  EQUITY

Equity distribution agreement - In November 2013, the Company entered into an Equity Distribution Agreement (the "Distribution Agreement") with Barrington Research Associates, Inc. ("Barrington"), as sales agent, under which the Company may issue and sell over time and from time to time, to or through Barrington, shares (the "Shares") of its common stock having a gross sales price of up to $6.0 million.

Sales of the Shares pursuant to the Distribution Agreement, if any, may be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the common stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with the prior consent of the Company, some or all of the Shares may be sold in privately negotiated transactions. Under the Distribution Agreement, Barrington will be entitled to compensation of 2.0% of the gross proceeds from the sale of all of the Shares sold through Barrington, as sales agent, pursuant to the Distribution Agreement. Also, the Company will reimburse Barrington for certain expenses incurred in connection with the matters contemplated by the Distribution Agreement, up to an aggregate of $50,000, plus up to an additional $7,500 per calendar quarter related to ongoing maintenance; provided, however, that such reimbursement amount shall not exceed 8% of the aggregate gross proceeds received by the Company under the Distribution Agreement.

From November 2013 through December 31, 2013, the Company sold 1,674,842 Shares pursuant to the Distribution Agreement, with total gross proceeds of $1,437,623, before deducting sales agent and offering expenses of $122,367.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which are only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months ended December 31, 2013 and 2012, the Company recorded accrued dividends of $192,678 and $184,199, respectively, and for the nine months ended December 31, 2013 and 2012 the Company recorded accrued dividends of $570,588 and $552,579, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets.

Preferred stock conversions – In the nine months ended December 31, 2013, holders of Series A Preferred Stock converted 430 shares of Series A Preferred Stock, and accrued dividends thereon, into 1,704,729 shares of common stock.

In the nine months ended December 31, 2012, holders of Series A Preferred Stock converted 130.132 shares of Series A Preferred Stock, and accrued dividends thereon, into 470,234 shares of common stock.

NOTE 10 —  WARRANTS

The warrants issued in connection with the June 2011 private placement of the Company’s Series A Preferred Stock (the “2011 Warrants”) have an exercise price of $0.38 per share, subject to adjustment, and are exercisable for a period of five years. The exercise price of the 2011 Warrants is equal to 125% of the conversion price of the Series A Preferred Stock.

Due to the down-round provisions included in the terms of the warrants, the Company accounted for the 2011 Warrants issued in June 2011 in the consolidated financial statements as a liability at their initial fair value of $487,022 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $780,972. Changes in the fair value of the 2011 Warrants were recognized in earnings for each subsequent reporting period. At March 31, 2013, the fair value of the 2011 Warrants was included in the balance sheet under the caption Warrant liability of $795,374. For the three months ended December 31, 2013  the Company recorded a loss on the change in the value of the 2011 Warrants of $1,426,179; for the three months ended December 31, 2012, the Company recorded a gain on the change in the value of the 2011 Warrants of $161,685. For the nine months ended December 31, 2013 the Company recorded a loss on the change in the value of the 2011 Warrants of $5,392,594; for the nine months ended December 31, 2012, the Company recorded a gain on the change in the value of the 2011 Warrants of $232,964.

In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in force or effect as a result of the historical volume weighted average price and trading volume of the Company’s common stock.  The Company then reclassed the fair value of the outstanding warrant liability of $6,187,968 to equity, resulting in an increase to additional paid-in capital. Further, the Company will no longer be required to recognize any change in fair value of the 2011 Warrants in future reporting periods.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	At Conversion	March 31, 2013
Stock price	$0.92	$0.31
Risk-free interest rate	0.61%	0.36%
Expected option life in years	2.63	3.25
Expected stock price volatility	55%	40%
Expected dividend yield	0%	0%

2011 Warrants exercised – In the nine months ended December 31, 2013, holders of 2011 Warrants exercised 1,163,652 2011 Warrants and received shares of common stock. The Company received $442,214 in cash upon the exercise of these warrants.

      CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 11 —  FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At December 31 and March 31, 2013, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Stock-based compensation expense for the three months ended December 31, 2013 and 2012 and for the nine months ended December 31, 2013 and 2012 amounted to $103,636 and $77,334, respectively and $281,687 and $216,262, respectively. At December 31, 2013, total unrecognized compensation cost amounted to $864,245, representing 6,027,024 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.34 years. There were 26,225 options exercised during the nine months ended December 31, 2013 and no options exercised during the nine months ended December 31, 2012. The Company did not recognize any related tax benefit for the nine months ended December 31, 2013 and 2012, as the option exercises were de minimis.

NOTE 13 —  COMMITMENTS AND CONTINGENCIES

A.
The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2014, the Company has contracted to purchase approximately €704,900 or $970,366 (translated at the December 31, 2013 exchange rate) in bulk Irish whiskey, of which €472,953, or $651,067, has been purchased as of December 31, 2013. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.
The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2014, the Company has contracted to purchase approximately €245,103 or $337,409 (translated at the December 31, 2013 exchange rate) in bulk Irish whiskey, of which €113,370, or $156,065, has been purchased as of December 31, 2013. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.
The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2014 and provides for monthly payments of $18,693. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of  €1,100 or $1,514 (translated at the December 31, 2013 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2015 and provides for monthly payments of $1,820. The Company has also entered into non-cancelable operating leases for certain office equipment.

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 14 —  CONCENTRATIONS

A.
Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company exceeded the limits in effect at December 31, 2013 by approximately $600,000 and exceeded the limits in effect by approximately $300,000 at March 31, 2013.

B.
Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies, (“SWS”) accounted for approximately 31.3% and 27.8% of the Company’s revenues for the three months ended December 31, 2013 and 2012, respectively. Sales to SWS accounted for approximately 33.5% and 30.3% of the Company’s revenues for the nine months ended December 31, 2013 and 2012, respectively, and approximately 35.2% of accounts receivable at December 31, 2013.

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

	Three Months ended December 31,
	2013		2012
Consolidated Revenue:
International	$2,466,746	18.2%	$1,498,804	14.1%
United States	11,112,543	81.8%	9,107,865	85.9%

Total Consolidated Revenue	$13,579,289	100.0%	$10,606,669	100.0%

Consolidated Income (Loss) from Operations:
International	$5,324	(4.8)%	$44,145	(10.0)%
United States	(115,722)	104.8%	(485,728)	110.0%

Total Consolidated Loss from Operations	$(110,398)	100.0%	$(441,583)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(70,008)	3.0%	$(12,328)	2.0%
United States	(2,300,465)	97.0%	(589,895)	98.0%

Total Consolidated Net Loss Attributable to Controlling Interests	$(2,370,473)	100.0%	$(602,223)	100.0%

Income tax benefit:
United States	37,038	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$3,719,670	27.4%	$3,256,769	30.6%
Liqueur	2,753,560	20.3%	2,765,253	26.2%
Whiskey	4,976,865	36.7%	2,856,248	26.9%
Vodka	764,428	5.6%	815,732	7.7%
Tequila	63,136	0.5%	45,057	0.4%
Wine	—	0.0%	108,544	1.0%
Other*	1,301,630	9.5%	759,066	7.2%

Total Consolidated Revenue	$13,579,289	100.0%	$10,606,669	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	Nine months ended December 31,
	2013		2012
Consolidated Revenue:
International	$5,298,348	14.9%	$4,122,819	13.5%
United States	30,359,265	85.1%	26,521,014	86.5%

Total Consolidated Revenue	$35,657,613	100.0%	$30,643,833	100.0%

Consolidated Income (Loss) from Operations:
International	$48,268	(6.2)%	$(90,776)	5.2%
United States	(822,206)	106.2%	(1,638,310)	94.8%

Total Consolidated Loss from Operations	$(773,938)	100.0%	$(1,729,086)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(42,256)	0.5%	$(159,031)	6.8%
United States	(8,047,585)	99.5%	(2,173,988)	93.2%

Total Consolidated Net Loss Attributable to Controlling Interests	$(8,089,841)	100.0%	$(2,333,019)	100.0%

Income tax benefit:
United States	111,114	100.0%	111,114	100.0%

Consolidated Revenue by category:
Rum	$12,218,671	34.3%	$11,430,885	37.2%
Liqueur	7,233,871	20.3%	6,859,066	22.4%
Whiskey	9,566,257	26.8%	6,472,001	21.1%
Vodka	2,097,406	5.9%	2,627,122	8.6%
Tequila	157,984	0.4%	205,808	0.7%
Wine	293,488	0.8%	389,216	1.3%
Other*	4,089,936	11.5%	2,659,735	8.7%

Total Consolidated Revenue	$35,657,613	100.0%	$30,643,833	100.0%

	As of December 31, 2013		As of March 31, 2013
Consolidated Assets:
International	$2,387,128	6.8%	1,941,537	5.9%
United States	32,667,599	93.2%	31,175,558	94.1%

Total Consolidated Assets	$35,054,727	100.0%	33,117,095	100.0%
 *Includes related non-beverage alcohol products.

NOTE 16 — SUBSEQUENT EVENTS

Equity distribution agreement - Between January 1, 2014 and February 11, 2014, the Company sold an additional 3,719,766 Shares pursuant to the Distribution Agreement, with total gross proceeds of $3,094,020, before deducting sales agent and offering expenses of $60,656.

2011 Warrants – Between January 1, 2014 and February 12, 2014, holders of 2011 Warrants exercised 6,072,957 warrants and received 6,072,957 shares of common stock. The Company received $2,307,724 in cash upon the exercise of these warrants.

Series A Preferred Stock – On February 11, 2014, the Company’s Board of Directors approved the mandatory conversion of all outstanding shares of the Series A Preferred Stock pursuant to their terms, effective on or about February 24, 2014.  Pursuant to the mandatory conversion, all 62,715 outstanding shares of Series A Preferred Stock, and accrued dividends thereon, will be converted into approximately 26,202,779 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Gosling’s Stormy Ginger Beer, Gosling’s Dark ‘n Stormy® ready-to-drink cocktail, Jefferson’s®, Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Jefferson’s Rye whiskey, Pallini® liqueurs, Clontarf® Irish whiskey, Knappogue Castle Whiskey®, Brady's® Irish Cream, Boru® vodka, TierrasTM tequila, Celtic Honey® liqueur, Castello MioTM sambucas and Gozio® amaretto.

Our objective is to continue building a distinctive portfolio of global premium and super premium spirits brands as we move towards profitability. To achieve this, we continue to seek to:
▪	increase revenues from our more profitable brands. We continue to focus our distribution relationships, sales expertise and targeted marketing activities on our more profitable brands;
▪
improve value chain and manage cost structure. We continue to review and analyze our supply chains and cost structures both on a company-wide and brand-by-brand basis, as well as monitor general and administrative costs in an effort to further control costs; and

▪
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio, particularly by capitalizing on and expanding our partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Recent Events

Common stock equity distribution agreement

In November 2013, we entered into an Equity Distribution Agreement (the "Distribution Agreement") with Barrington Research Associates, Inc. ("Barrington"), as sales agent, under which we may issue and sell over time and from time to time, to or through Barrington, shares (the "Shares") of our common stock, $0.01 par value per share ("Common Stock") having a gross sales price of up to $6.0 million.

Sales of the Shares pursuant to the Distribution Agreement, if any, may be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the Common Stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with our prior consent, some or all of the Common Stock issued pursuant to the Distribution Agreement may be sold in privately negotiated transactions.

Between November 15, 2013 and February 11, 2014, we sold 5.4 million Shares of Common Stock for gross proceeds of $4.5 million, before deducting sales agent and offering expenses of $0.2 million. We intend to use a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson's bourbon brand.

2011 Warrants

In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant were no longer in force or effect as a result of the historical volume weighted average price and trading volume of our common stock. We then reclassed the fair value of the outstanding warrant liability of  6.2 million to equity, resulting in an increase to additional paid-in capital. Further, we will no longer be required to recognize any change in fair of the 2011 Warrants in future reporting periods.

Between January 1, 2014 and February 12, 2014, holders of 2011 Warrants exercised 6.1 million warrants and received 6.1 million shares of Common Stock. We received $2.3 million in cash upon the exercise of these warrants.

Series A Preferred Stock

On February 11, 2014, our Board of Directors approved the mandatory conversion of all outstanding shares of the Series A Preferred Stock pursuant to their terms, effective on or about February 24, 2014.  Pursuant to the mandatory conversion, all outstanding shares of Series A Preferred Stock, and accrued dividends thereon, will be converted into approximately 26.2 million shares of Common Stock.

5% Convertible Subordinated Notes

In October 2013, we entered into a 5% Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), with the purchasers (the "Purchasers"), which provides for the issuance of an aggregate initial principal amount of $2.1 million unsecured subordinated notes (the "Convertible Notes"). We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson's bourbon brand.

The Convertible Notes bear interest at a rate of 5% per annum and mature on December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our Common Stock at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. We issued the Convertible Notes on October 31, 2013.

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

Keltic Facility

Also in October 2013, in connection with our execution and delivery of the Note Purchase Agreement, we and our wholly owned subsidiary, Castle Brands (USA) Corp. ("CB-USA"), entered into a Fourth Amendment, Waiver and Consent (the "Fourth Amendment") to the Loan and Security Agreement (as amended, the "Keltic Loan Agreement"), dated as of August 19, 2011, with Keltic Financial Partners II, LP, a Delaware limited partnership ("Keltic"), to amend certain terms of our existing $8.0 million revolving credit facility (the "Keltic Facility") and $4.0 million term loan to finance purchases of aged whiskies (the “Bourbon Term Loan”). The Fourth Amendment modifies certain aspects of the EBITDA covenant contained in the Loan Agreement, permits us to incur indebtedness in an aggregate original principal amount of $2.1 million pursuant to the terms of the Note Purchase Agreement and Convertible Notes and permits the us to make regularly scheduled payments of principal and interest and voluntary prepayments on the Convertible Notes, subject to certain conditions set forth in the Fourth Amendment.

In November 2013, we entered into a Fifth Amendment to the Keltic Loan Agreement with Keltic, to, among other things, amend certain terms of our existing $8.0 million revolving facility and $4.0 million term loan with Keltic to provide for the issuances of letters of credit under the Keltic Loan Agreement.

Expansion of Gosling’s Stormy Ginger Beer

In support of our growth of the Gosling’s brand and the Dark’n Stormy® cocktail, through GCP, we have recently begun producing Gosling’s Stormy Ginger Beer in Germany and the U.K for international sales including Germany, the U.K., the Netherlands, Denmark, Italy, Ireland and Dubai.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2013, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2013, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.37660 (equivalent to U.S. $1.00 = €0.72643) and  £1.00 = U.S. $1.64880 (equivalent to U.S. $1.00 = £0.61789).

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

Financial performance overview

The following table provides information regarding our case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Cases
United States	80,958	74,908	227,681	222,484
International	21,831	21,691	62,782	52,939

Total	102,789	96,599	290,463	275,433

Rum	36,905	34,519	124,031	115,776
Vodka	14,632	16,353	39,557	50,326
Liqueur	27,756	28,211	71,069	65,404
Whiskey	23,169	16,153	51,265	37,280
Tequila	326	260	828	1,127
Wine	0	881	3,709	4,905
Other	1	222	4	615

Total	102,789	96,599	290,463	275,433

Percentage of Cases
United States	78.8%	77.5%	78.4%	80.7%
International	21.2%	22.5%	21.6%	19.3%

Total	100.0%	100.0%	100.0%	100.0%

Rum	35.9%	35.8%	42.7%	42.0%
Vodka	14.2%	16.7%	13.6%	18.3%
Liqueur	27.0%	29.2%	24.5%	23.7%
Whiskey	22.6%	16.9%	17.6%	13.6%
Tequila	0.3%	0.3%	0.3%	0.4%
Wine	0.0%	0.9%	1.3%	1.8%
Other	0.0%	0.2%	0.0%	0.2%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Cases
United States	84,416	51,214	290,135	187,141
International	14,401	3,860	24,574	12,186

Total	98,817	55,074	314,709	199,423

Percentage of Cases
United States	85.4%	93.0%	92.2%	93.9%
International	14.6%	7.0%	7.8%	6.1%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.3%	63.6%	63.7%	64.1%
Provision for obsolete inventory	0.0%	0.2%	0.0%	0.4%

Gross profit	35.7%	36.2%	36.3%	35.5%

Selling expense	24.8%	27.2%	25.8%	27.0%
General and administrative expense	10.1%	11.0%	10.9%	11.9%
Depreciation and amortization	1.6%	2.2%	1.8%	2.3%

Loss from operations	(0.8)%	(4.2)%	(2.2)%	(5.7)%

Other expense	0.0%	0.0%	0.0%	0.0%
Loss from equity investment in non-consolidated affiliate	(3.2)%	(0.1)%	(1.3)%	(0.1)%
Foreign exchange gain (loss)	0.4%	(0.6)%	(0.2)%	(0.3)%
Interest expense, net	(2.1)%	(1.5)%	(2.2)%	(1.3)%
Net change in fair value of warrant liability	(10.5)%	1.5%	(15.1)%	0.8%
Income tax benefit	0.3%	0.3%	0.3%	0.4%

Net loss	(15.9)%	(4.5)%	(20.6)%	(6.2)%
Net loss attributable to noncontrolling interests	(1.6)%	(1.2)%	(2.1)%	(1.4)%

Net loss attributable to controlling interests	(17.5)%	(5.7)%	(22.7)%	(7.6)%

Dividend to preferred shareholders	(1.4)%	(1.8)%	(1.6)%	(1.8)%

Net loss attributable to common shareholders	(18.9)%	(7.5)%	(24.3)%	(9.4)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Net loss attributable to common shareholders	$(2,563,151)	$(790,652)	$(8,660,429)	$(2,885,598)
Adjustments:
Interest expense, net	281,732	157,510	779,031	405,346
Income tax benefit	(37,038)	(37,038)	(111,114)	(111,114)
Depreciation and amortization	217,002	230,579	644,764	691,518
EBITDA (loss)	(2,101,455)	(439,601)	(7,347,748)	(1,899,848)
Allowance for doubtful accounts	10,500	4,869	36,312	16,869
Allowance for obsolete inventory	—	20,825	—	120,825
Stock-based compensation expense	103,636	77,334	281,385	216,262
Other expense	480	—	654	16
Loss from equity investment in non-consolidated affiliate	428,598	7,981	452,675	18,708
Foreign exchange (gain) loss	(50,709)	68,650	60,814	90,822
Net change in fair value of warrant liability	1,426,179	(161,685)	5,392,594	(232,964)
Net income attributable to noncontrolling interests	210,833	125,222	741,249	433,120
Dividend to preferred shareholders	192,678	188,429	570,588	552,579
EBITDA income (loss), as adjusted	220,740	(107,976)	188,523	(683,611)

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

Our EBITDA, as adjusted, improved to income of $0.2 million for the three months ended December 31, 2013, as compared to a loss of ($0.1) million for the comparable prior-year period, primarily as a result of our increased sales and gross profit. Our EBITDA, as adjusted, improved to income of $0.2 million for the nine months ended December 31, 2013, as compared to a loss of ($0.7) million for the comparable prior-year period, primarily as a result of our increased sales and gross profit.

 Three months ended December 31, 2013 compared with three months ended December 31, 2012

Net sales. Net sales increased 28.0% to $13.6 million for the three months ended December 31, 2013, as compared to $10.6 million for the comparable prior-year period, due to the overall growth of our Gosling's, Jefferson's, Clontarf and Brady's brands. Our international case sales as a percentage of total case sales decreased to 21.2% for the three months ended December 31, 2013 from 22.5% for the comparable prior-year period due to strong growth in Gosling’s rum and Jefferson’s bourbon sales in U.S. markets and the timing of sales in certain of our international markets. The overall sales growth was partially offset by a decrease in vodka sales due to continued price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by product category for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	2,386	5,592	6.9%	25.6%
Whiskey	6,816	2,876	41.7%	29.5%
Liqueur	(455)	(453)	(1.6)%	(1.6)%
Vodka	(1,521)	(929)	(9.4)%	(6.7)%
Tequila	66	66	25.4%	25.4%
Wine	(881)	(881)	(100.0)%	(100.0)%
Other	(221)	(221)	(99.5)%	(99.5)%

Total	6,190	6,050	6.4%	8.1%

Gross profit. Gross profit increased 26.3% to $4.8 million for the three months ended December 31, 2013 from $3.8 million for the comparable prior-year period, while our gross margin decreased to 35.7% for the three months ended December 31, 2013 compared to 36.2% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales in the current period, while the decrease in gross margin was due to an increase in sales of lower margin products, in particular Gosling’s Stormy Ginger Beer and Clontarf, which has lower margins in international markets. During the three months ended December 31, 2012, we recorded a net allowance for obsolete and slow moving inventory of $0.02 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net $0.02 million charge was recorded as an increase to Cost of Sales in the period ended December 31, 2012. Net of the allowance for obsolete inventory, our gross margin for the three months ended December 31, 2012 was 36.0%.

Selling expense. Selling expense increased 16.7% to $3.4 million for the three months ended December 31, 2013 from $2.9 million for the comparable prior-year period, primarily due a $0.2 million increase in advertising, marketing and promotion expense in support of our overall volume growth, as well as a $0.2 million increase in shipping costs due to increased sales, and a $0.2 million increase in employee costs. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 24.8% for the three months ended December 31, 2013 as compared to 25.8% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 18.1% to $1.4 million for the three months ended December 31, 2013 from $1.2 million for the comparable prior-year period, primarily due to a $0.07 million increase in professional fees and a $0.05 million increase in insurance. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 10.1% for the three months ended December 31, 2013 as compared to 11.0% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended December 31, 2013 and 2012.

Loss from operations. As a result of the foregoing, loss from operations improved 75.0% to ($0.1) million for the three months ended December 31, 2013 from ($0.4) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the warrants issued in connection with the June 2011 private placement, (the “2011 Warrants”) at their initial fair value. Changes in the fair value of the 2011 Warrants were recognized in earnings for each reporting period. For the three months ended December 31, 2013, we recorded a non-cash charge for loss on the change in the value of the warrants of ($1.4) million, as compared to a gain of $0.2 million for the comparable prior-year period, primarily due to the effects of our increased share price on the Black-Scholes valuation. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in force or effect due to the historical pricing and trading volume of our Common Stock. As a result, the then outstanding warrant liability of $6.2 million was eliminated and recognized as an increase to additional paid-in capital.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DP Castle Partners, LLC (“DPCP”) on the equity method of accounting. Results from this investment were de minimis in each of the three-month periods ended December 31, 2013 and 2012. In December 2013, we determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. In connection with the discontinuation of marketing and sales efforts, we recognized a loss of $0.4 million from our investment in DPCP, including a $0.1 loss on investment and write-offs of $0.3 million on the remaining receivable balances due from DPCP, for the three months ended December 31, 2013.

Foreign exchange gain (loss). Foreign exchange gain for the three months ended December 31, 2013 was $0.05 million, as compared  to a loss of ($0.07) million for the three-month period ended December 31, 2012, due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.3) million for the three months ended December 31, 2013 as compared to ($0.2) million for the comparable prior-year period due to increased balances outstanding under our credit facilities. Due to expected balances on the Keltic Facility and other indebtedness, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the three months ended December 31, 2013 was ($0.2) million as compared to ($0.1) million for the comparable prior-year period, both the result of allocated net income recorded by our 60%-owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. For each of the three-month periods ended December 31, 2013 and 2012, we recognized a dividend on our Series A Preferred Stock of $0.2 million, as required by the terms of the preferred stock. Accrued dividends on our Series A Preferred Stock are only payable in Common Stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, especially the non-cash charge for the loss on the change in fair value of warrant liability and the loss from equity investment in non-consolidated affiliate, net loss attributable to common shareholders increased to ($2.6) million for the three months ended December 31, 2013 as compared to ($0.8) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.02) per share for the three months ended December 31, 2013 as compared to ($0.01) per share for the comparable prior-year period.

Nine months ended December 31, 2013 compared with nine months ended December 31, 2012

Net sales. Net sales increased 16.4% to $35.7 million for the nine months ended December 31, 2013, as compared to $30.6 million for the comparable prior-year period, due to the overall growth of our Gosling's, Jefferson's, Clontarf and Brady's brands. Our international case sales as a percentage of total case sales increased to 21.6% for the nine months ended December 31, 2013 from 19.2% for the comparable prior-year period due to strong growth in Irish whiskey sales in international markets. The overall sales growth was partially offset by a decrease in vodka sales due to continued price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by product category for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	8,321	3,928	7.2%	4.6%
Whiskey	13,918	6,762	37.3%	31.0%
Liqueur	5,665	4,571	8.7%	7.0%
Vodka	(10,769)	(7,968)	(21.4)%	(18.7)%
Tequila	(299)	(299)	(26.5)%	(26.5)%
Wine	(1,196)	(1,196)	(24.4)%	(24.4)%
Other	(611)	(611)	(99.3)%	(99.3)%

Total	15,029	5,187	5.5%	2.3%

Gross profit. Gross profit increased 18.9% to $13.0 million for the nine months ended December 31, 2013 from $10.9 million for the comparable prior-year period, while our gross margin increased to 36.3% for the nine months ended December 31, 2013 compared to 35.5% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s brands. During the nine months ended December 31, 2012, we recorded a net allowance for obsolete and slow moving inventory of $0.1 million. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net $0.1 million charge was recorded as an increase to Cost of Sales in the period ended December 31, 2012. Net of the allowance for obsolete inventory, our gross margin for the three months ended December 31, 2012 was 35.2%.

Selling expense. Selling expense increased 11.1% to $9.2 million for the nine months ended December 31, 2013 from $8.3 million for the comparable prior-year period, primarily due to a $0.2 million increase in advertising, marketing and promotion expense in support of our overall volume growth, as well as a $0.5 million increase in shipping costs due to increased sales, and a $0.2 million increase in employee costs. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 25.8% for the nine months ended December 31, 2013 as compared to 27.0% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 6.4% to $3.9 million for the nine months ended December 31, 2013 from $3.7 million for the comparable prior-year period, primarily due to a $0.1 million increase in insurance and occupancy costs. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 10.9% for the three months ended December 31, 2013 as compared to 11.9% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.64 million for the nine months ended December 31, 2013 as compared to $0.69 million for the comparable prior-year period.

Loss from operations. As a result of the foregoing, loss from operations improved 55.2% to ($0.8) million for the nine months ended December 31, 2013 from ($1.7) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants at their initial fair value. Changes in the fair value of the 2011 Warrants were recognized in earnings for each reporting period. For the nine months ended December 31, 2013, we recorded a non-cash charge for loss on the change in the value of the warrants of ($5.4) million, as compared to a gain of $0.2 million for the comparable prior-year period, primarily due to the effects of our increased share price on the Black-Scholes valuation. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in force or effect due to the historical VWAP and trading volume of our Common Stock. As a result, the then outstanding warrant liability of $6.2 million was eliminated and recognized as an increase to additional paid-in capital.

Loss from equity investment in non-consolidated affiliate. We have accounted for our investment in DPCP on the equity method of accounting. Results from this investment were de minimis in each of the nine-month periods ended December 31, 2013 and 2012. In December 2013, we determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. In connection with the discontinuation of marketing and sales efforts, we recognized a loss of $0.5 million from our investment in DPCP, including a $0.1 loss on investment and write-offs of $0.3 million on the remaining receivable balances due from DPCP, for the nine months ended December 31, 2013.

Foreign exchange loss. Foreign exchange loss for the nine months ended December 31, 2013 was ($0.06) million as compared to a loss of ($0.09) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.8) million for the nine months ended December 31, 2013 as compared to ($0.4) million for the comparable prior-year period due to increased balances outstanding under our credit facilities. Due to expected balances on the Keltic Facility and other indebtedness, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the nine months ended December 31, 2013 was ($0.7) million as compared to ($0.4) million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. For each of the nine-month periods ended December 31, 2013 and 2012, we recognized a dividend on our Series A Preferred Stock of $0.6 million, as required by the terms of the preferred stock. Accrued dividends on our Series A Preferred Stock are only payable in Common Stock upon conversion or liquidation.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, especially the non-cash charge for loss on the net change in fair value of warrant liability, net loss attributable to common shareholders increased to ($8.7) million for the nine months ended December 31, 2013 as compared to ($2.9) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.08) per share for the nine months ended December 31, 2013 as compared to ($0.03) per share for the comparable prior-year period.

 Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the nine months ended December 31, 2013, we had a net loss of $8.7 million, and used cash of $3.8 million in operating activities. As of December 31, 2013, we had cash and cash equivalents of $0.9 million and had an accumulated deficit of $138.9 million.

We believe our current cash and working capital, and the availability under the Keltic Facility, the proceeds, that have been raised, and additional funds to be raised, under the distribution agreement, and the cash from the expected exercise of certain of our 2011 Warrants, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs.

Existing Financing

See Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Events for a discussion of our recent financing activities.

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

The Keltic Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Keltic Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2013, we were in compliance, in all material respects, with the covenants under the Keltic Loan Agreement.

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

In August 2013, we entered into a Third Amendment (the "Third Amendment") to the Keltic Loan Agreement in order to modify certain aspects of the borrowing base calculation and covenants with respect to the Keltic Facility and permit us to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the Third Amendment. In addition, the Third Amendment provided us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. We paid Keltic an aggregate $0.025 million amendment fee in connection with the execution of the Third Amendment.

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

We have arranged various credit facilities aggregating €0.4 million or $0.5 million (translated at the December 31, 2013 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%.

Liquidity Discussion

As of December 31, 2013, we had shareholders’ equity of $14.0 million as compared to $12.9 million at March 31, 2013. This increase is primarily due to the reclassification of our previous $6.2 million warrant liability as additional paid-in capital, offset by our total comprehensive loss for the nine months ended December 31, 2013, including the $5.4 million loss on the fair value of warrant liability.

We had working capital of $17.3 million at December 31, 2013 as compared to $13.9 million as of March 31, 2013. This increase is primarily due to a $1.1 million increase in accounts receivable, a $0.7 million increase in inventory, a $0.3 million increase in prepaid expenses, and a $1.1 million decrease in accounts payable and accrued expenses, offset by a $0.1 million decrease in due from shareholders and affiliates and a $0.1 million increase in our foreign revolving credit facility.

As of December 31, 2013, we had cash and cash equivalents of approximately $0.9 million, as compared to $0.4 million as of March 31, 2013. The increase is primarily attributable to the equity and debt issued, offset by the funding of our operations and working capital needs for the nine months ended December 31, 2013. At December 31, 2013, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

In addition, between January 1, 2014 and February 12, 2014, we received $2.3 million in cash upon the exercise of 2011 Warrants to purchase 6.1 million shares of common stock.

The following may materially affect our liquidity over the near-to-mid term:
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

As of December 31, 2013, we had borrowed $6.0 million of the $8.0 million available under the Keltic Facility, leaving $2.0 million in then potential availability for working capital needs. As of the date of this report, we had borrowed $2.0 million of the $8.0 million available under the Keltic Facility, leaving $6.0 million in potential availability for working capital needs. We believe our current cash and working capital, the availability under the Keltic Facility, the proceeds that have been raised, and additional funds to be raised, under the Distribution Agreement, and the committed to exercise of most of our 2011 Warrants will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least December 2014.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended December 31,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,806)	$(2,366)
Investing activities	(97)	(264)
Financing activities	4,404	2,378

Effect of foreign currency translation	2	(1)

Net increase (decrease) in cash and cash equivalents	$503	$(253)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at December 31, 2013 included additional stores of bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce the bulk bourbon in the normal course of future sales.

During the nine months ended December 31, 2013, net cash used in operating activities was $3.8 million, consisting primarily of a net loss of $7.3 million, a $1.2 million increase in accounts receivable, a $1.1 million decrease in accounts payable and accrued expenses, a $0.5 million increase in inventory, a $0.3 million increase in prepaid expenses and a $0.2 million increase in other assets. These uses of cash were partially offset by a change in fair value of warrant liability of $5.4 million, a $0.5 million loss on equity investment in non-consolidated affiliate, stock based compensation expense of $0.3 million, a $0.2 million increase in due to related parties and depreciation and amortization expense of $0.6 million.

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

Investing Activities. Net cash used in investing activities was $0.1 million for the nine months ended December 31, 2013, representing $0.2 million used in the acquisition of fixed and intangible assets and $6,000 in payments under contingent consideration agreements, offset by $0.06 million from a change in restricted cash.

Net cash used in investing activities was $0.3 million for the nine months ended December 31, 2012, representing $0.1 million used in the acquisition of fixed and intangible assets and $0.1 million in payments under a contingent consideration agreement.

Financing activities. Net cash provided by financing activities for the nine months ended December 31, 2013 was $4.4 million, consisting of $2.1 million from the issuance of 5% Convertible Notes, $1.25 million from issuance of the Junior Loan, $1.3 million in net proceeds from the issuance of Common Stock pursuant to the Distribution Agreement, $0.4 million in proceeds from the exercise of 2011 Warrants and $0.1 million drawn on the foreign revolving credit facilities, offset by the $0.5 million paid on the Keltic Facility and $0.3 million paid on the Bourbon Term Loan.

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

Item 5. Other Information

On February 11, 2014, our Board of Directors approved the mandatory conversion of all outstanding shares of our 10% Series A Preferred Stock pursuant to its terms, effective on or about February 24, 2014.  Pursuant to the mandatory conversion, all 62,715 outstanding shares of Series A Preferred Stock, and accrued dividends thereon, will be converted into approximately 26.2 million shares of common stock on or about February 24, 2014.

Item 6. Exhibits

Exhibit
Number	Description

1.1
Equity Distribution Agreement, dated November 14, 2013, between Castle Brands Inc. and Barrington Research Associates, Inc., as sales agent (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed with the SEC on November 14, 2013).

4.1
5% Convertible Subordinated Note Purchase Agreement, dated as of October 21, 2013, among the Company and the parties set forth on the signature pages attached thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 25, 2013).

4.2	Form of 5% Subordinated Convertible Note Due 2018, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on November 1, 2013).

4.3
Fourth Amendment, Waiver and Consent to the Loan and Security Agreement, between the Company, Castle Brands (USA) Corp. and Keltic Financial Partners II, LP, dated as of August 19, 2011 and effective as of October 21, 2013 (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on October 25, 2013).

4.4
Fifth Amendment, Waiver and Consent to Loan and Security Agreement, dated as of November 14, 2013, between Castle Brands Inc., Castle Brands (USA) Corp. and Keltic Financial Partners II, LP (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 14, 2013).

10.1
Reaffirmation Agreement, dated as of October 21, 2013, by and among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp., the officers signatory thereto and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 25, 2013).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

February 14, 2013

