Form 10-K
period 2014-03-31
Castle Brands Inc
filed 2014-06-30
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2013 closing price was approximately $43,000,000 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 154,901,767 shares of common stock outstanding at June 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.

FORM 10-K

PART I

Item 1. Business

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, South Africa, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum® , Gosling’s Stormy Ginger Beer, Gosling’s Dark ‘n Stormy® ready-to-drink cocktail, Jefferson’s® , Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Jefferson’s Rye whiskey, Pallini® liqueurs, Clontarf® Irish whiskey, Knappogue Castle Whiskey® , Brady's® Irish Cream, Boru® vodka, TierrasTM tequila, Celtic Honey® liqueur, Castello Mio® sambucas and Gozio® amaretto.

Our brands

We market the premium and super premium brands listed below.

Gosling’s rum. We are the exclusive U.S. distributor for Gosling’s rums, including Gosling’s Black Seal Dark Rum, Gosling’s Gold Bermuda Rum and Gosling’s Old Rum. The Gosling family produces these rums in Bermuda, where Gosling’s rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold a 60% controlling interest in Gosling-Castle Partners, Inc., a global export venture between us and the Gosling family. Gosling-Castle Partners has the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda. The Gosling’s rum brands accounted for approximately 34% and 37% of our revenues for our 2014 and 2013 fiscal years, respectively. We also distribute Gosling’s Stormy Ginger Beer, an essential non-alcoholic ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail and the Gosling's Dark ‘n Stormy® cocktail in a ready-to-drink can.

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

Knappogue Castle Whiskey. We developed our Knappogue Castle Whiskey, a single malt Irish whiskey, to build on both the popularity of single malt Scotch whisky and the growth in the Irish whiskey category. Knappogue Castle Whiskey is distilled in pot stills using malted barley and is aged twelve years. We have introduced Knappogue Twin Wood, the first Sherry Finished Knappogue Castle Whiskey. The whiskey is matured for sixteen years in two types of wood resulting in a perfectly balanced single malt Irish whiskey with a complex, rich taste and a slightly sweet sherry finish.

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

Tierras tequila. “Tequila Tierras Autenticas de Jalisco” TM or “Tierras” is an organic, super-premium, USDA certified organic tequila and is available as blanco, reposado and añejo. We are the exclusive U.S. importer and marketer of Tierras.

Gozio amaretto. In 2011, we became the exclusive U.S. distributor for Gozio amaretto, which is made from a secret recipe that combines selected fruits from four continents.

Our strategy

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

•	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
•	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskies, sales of which have grown approximately 40% over the past two fiscal years;
•	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
•	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
•	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock..

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

For our spirits brands, rather than removing flavor, various complex flavor profiles are achieved through one or more of the following techniques: infusion of fruit, addition of various flavoring substances, and, in the case of rums and whiskeys, aging of the brands in various types of casks for extended periods of time and the blending of several rums or whiskeys to achieve a unique flavor profile for each brand. After the distillation, purification and flavoring processes are completed, the various liquids are bottled. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging the bottles in various configurations for shipment.

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

Gosling’s rum

Gosling’s rums have been produced by the Gosling’s family in Hamilton, Bermuda for over 200 years and, under our distribution arrangements with Gosling's Export (Bermuda) Limited (“Gosling’s Export”), they have retained the right to act as the sole supplier to Gosling-Castle Partners Inc. with respect to our Gosling’s rum requirements. Gosling's sources its rums in the Caribbean and transports them to Bermuda where they are blended according to proprietary recipes. The rums are then sent to Heaven Hill Distilleries, Inc.’s plant in Bardstown, Kentucky where they are bottled, packaged, stored and shipped to our third-party warehouse. In 2007, Gosling’s increased its blending and storage facilities in Bermuda to accommodate our supply needs for the foreseeable future. We believe Heaven Hill has ample capacity to meet our projected bottling needs for the foreseeable future. See “Strategic brand-partner relationships.”

Knappogue Castle and Clontarf Irish whiskeys

In 2012, we entered into two long-term supply agreements with Irish Distillers Limited (“IDL”), a subsidiary of Pernod Ricard, under which it has agreed to supply us with the aged single malt and grain whiskeys used in our Knappogue Castle Whiskey and all of our Clontarf Irish whiskey products. The first supply agreement provides for the production of blended Irish whiskeys for us until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice, except for breach. Under this agreement, we provide IDL with a forecast of the estimated amount of liters of pure alcohol we require for the next four fiscal contract years and agree to purchase that amount, subject to certain annual adjustments. The second supply agreement provides for the production of single malt Irish whiskeys for us until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice, except for breach. Under this agreement, we provide IDL with a forecast of the estimated amount of liters of pure alcohol we require for the next twelve fiscal contract years and agree to purchase that amount, subject to certain annual adjustments. We are not obligated to pay for any product not yet received. The whiskeys are then sent to Terra Limited (“Terra”) in Baileyboro, Ireland, where they are bottled in bottles we designed and packaged for shipment. We believe that Terra, which also acts as bottler for certain of our Boru vodka and as producer and bottler of our Brady’s Irish cream (and as bottler for Celtic Honey, which is supplied to us by one of Terra’s affiliates), has sufficient bottling capacity to meet our current needs, and both Terra and IDL have the capacity to meet our anticipated future supply needs.

Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Boru vodkas and our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2014. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Jefferson’s whiskeys

Jefferson’s, Jefferson’s Reserve bourbons, Jefferson’s Presidential Select and Jefferson’s rye are bottled for us by Luxco, Inc., (“Luxco”), in Cleveland, OH, from our stocks of aged bourbon and rye. We blend no more than eight to twelve barrels to produce specific flavor profiles of each of our bourbon products. Bourbon has been in short supply in the U.S. in recent years, and we have been actively seeking alternate sourcing for future supply. We have recently acquired stocks of aged bourbon, which we anticipate will supply our currently forecasted needs for Jefferson’s and Jefferson’s Reserve, although there is no assurance we can source adequate amounts of bourbon or rye, if demand is greater than expected, at satisfactory prices.

Pallini liqueurs

Pallini SpA ("Pallini"), as successor in interest to I.L.A.R. S.p.A., an Italian company based in Rome and owned since 1875 by the Pallini family, produces Pallini Limoncello, Raspicello and Peachcello. Pallini bottles the liqueurs at its plant in Rome and ships them to us under our long-term exclusive U.S. marketing and distribution agreement. We believe that Pallini has adequate facilities to produce and bottle sufficient Limoncello, Peachcello and Raspicello to meet our foreseeable needs. See “Strategic brand-partner relationships.”

Boru vodka

We have a supply agreement with Cargill Plc, a leading European producer of grain neutral spirits, to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for Cargill to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2014, in quantities designated by us. We believe that Cargill has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the Cargill agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

The five-times distilled alcohol is delivered from Cargill to the bottling premises at Terra, where it is filtered in several proprietary ways, pure water is added to achieve the desired proof. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the U.S. and bottled at Luxco, where we bottle certain sizes for the U.S. market. We believe that both Terra and Luxco have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our anticipated future supply needs. As described above, our bottling and services agreement with Terra will expire on June 30, 2014. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Brady’s Irish cream

Brady’s Irish cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand. As described above, our bottling and services agreement with Terra will expire on June 30, 2014. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

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

Castello Mio sambucas

Castello Mio sambucas are produced for us by Brotto in Carnuda, Italy. Grain neutral spirits, sugar and various natural flavor essences are combined to our specifications, and then bottled by Brotto in bottles designed for us. We believe that Brotto has the capacity to meet our foreseeable supply needs for this brand.

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

 U.S. distribution

Background. Importers of beverage alcohol in the U.S. must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the U.S., in either “open” states or “control” states. In the 33 open states, the distributors are generally large, privately-held companies. In the 17 control states, the states themselves function as the distributor, and regulate suppliers such as us. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

The U.S. spirits industry has consolidated dramatically over the last ten years due to merger and acquisition activity. There are currently eight major spirits companies, each of which own and operate their own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the U.S. The major companies are exerting increasing influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors. We believe our established distribution network in all 50 states allows us to overcome a significant barrier to entry in the U.S. beverage alcohol market and enhances our attractiveness as a strategic partner for smaller companies lacking comparable distribution.

For fiscal 2014, our U.S. sales represented approximately 84.8% of our revenues, and we expect them to remain relatively consistent as a percentage of our total sales in the near future. See note 17 to our accompanying consolidated financial statements.

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

As in the U.S., the beverage alcohol industry has undergone consolidation internationally, with considerable realignment of brands and brand ownership. The number of major spirits companies internationally has been reduced significantly due to mergers and brand ownership consolidation. While there are still a substantial number of companies owning one or more brands, most business is now done by the eight major companies, each of which owns and operates its own distribution company that distributes in the major international markets. These captive distribution companies focus primarily on the brands of the companies that own them.

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

Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, Switzerland, Bulgaria, Ukraine, France, Russia, Finland, Norway, Sweden, U.A.E., China and the Duty Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2014, non-U.S. sales represented approximately 15.2% of our revenues. See note 17 to our accompanying consolidated financial statements.

Significant customers

Sales to one distributor, Southern Wine and Spirits and related entities, accounted for approximately 31.9% of our consolidated revenues for fiscal 2014.

Our sales team

While we currently expect more rapid growth in the U.S., our primary market, international markets hold potential for future growth and are part of our global strategy.

We currently have a total sales force of 17 people, including six regional U.S. vice presidents with an average of over 16 years of industry experience with premium beverage alcohol brands.

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

Strategic brand-partner relationships

We forge strategic relationships with emerging and established spirits brand owners seeking opportunities to increase their sales beyond their home markets and achieve global growth. This ability is a key component of our growth strategy and one of our competitive strengths. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships for Gosling’s rum, Pallini liqueurs, Celtic Honey liqueur, Tierras tequila and Gozio amaretto, as described below, and we intend to seek to expand our brand portfolio through similar future arrangements.

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

Pallini SpA/Pallini liqueurs

We have a long-term, exclusive marketing and distribution agreement with Pallini under which we distribute Pallini Limoncello, Peachcello and Raspicello liqueurs in the U.S. We began shipping these products in September 2005.

Our agreement with Pallini, expires on March 31, 2016, subject to successive five-year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. Under the agreement, if minimum volume targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to us. However, if such targets are met, we have the right under the agreement to receive certain termination payments and other payments upon the non-renewal of the agreement, certain terminations of the agreement or the sale of the brand. The exclusive territory under the agreement is the fifty states of the U.S. and the District of Columbia.

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

We have entered into distribution agreements for brands owned by third parties, such as the Gosling’s rums, the Pallini liqueurs, Tierras tequila and Gozio amaretto. The Gosling’s rum brands, Pallini liqueurs and Gozio amaretto are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda) and the Pallini liqueur brands and Gozio amaretto in the U.S. Gosling’s also has a trademark for their signature rum cocktail, Dark ‘n Stormy. Autentica Tequiliera holds the registered U.S. trademark for Tequila Tierras Autenticas de Jalisco and its distinctive label. See “Strategic brand-partner relationships.”

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

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today there are eight major companies: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., Remy Cointreau S.A. and Constellation Brands, Inc.

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

By focusing on the premium and super-premium segments of the market, which typically have higher margins, and having an established, experienced sales force, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Our U.S. regional vice presidents, who average over 16 years of industry experience, provide long-standing relationships with distributor personnel and with their major customers. Finally, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size wine and spirits companies, such as ourselves, as the major companies contract their portfolios to focus on fewer brands.

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

Employees

As of March 31, 2014, we had 45 full-time employees, 29 of which were in sales and marketing and 16 of which were in management, finance and administration. We had 41 full-time employees as of March 31, 2013. As of March 31, 2014, 43 of our employees were located in the U.S. and two were located in Ireland.

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

We have incurred losses since our inception, including a net loss of $8.9 million for fiscal 2014, and had an accumulated loss of $139.6 million as of March 31, 2014. We believe that we will continue to incur net losses as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the near future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

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

We have limited capital compared to other companies in our industry.  This may limit our operations and growth, including our ability to continue to develop existing brands, service our debt obligations, maintain adequate inventory levels, fund potential acquisitions of new brands, penetrate new markets, attract new customers and enter into new distribution relationships. If we have not generated sufficient cash from operations to finance additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our operations and growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the U.S., Bermuda, the Caribbean, Australia and Europe. We rely on the owners of Gosling’s rum, Pallini liqueurs, Gozio amaretto and Tierras tequila to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, Cargill is the sole producer for Boru vodka; IDL is the sole provider of our single malt, blended and grain Irish whiskeys; Gaelic Heritage Corporation Limited is the sole producer of our Celtic Honey Irish liqueur; and Terra Limited is not only the sole producer of our Brady’s Irish cream liqueur but also the only bottler of our Irish whiskeys. We do not have long-term written agreements with all of our suppliers. We do not currently have a long-term source for supply of aged bourbon or rye and there can be no assurance we can source adequate amounts of aged bourbon or rye at satisfactory prices, or at all. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. For the year ended March 31, 2014, sales to one customer accounted for 31.9% of revenues. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

For fiscal 2014, non-U.S. operations accounted for approximately 15.2% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Also, for fiscal 2014, Euro denominated sales accounted for approximately 9.3% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse affect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We do not currently hedge against these risks.

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

A failure of one or more of our key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business.

We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

Our failure to attract or retain key executive or employee talent could adversely affect our business.

Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.

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

Our business performance is substantially dependent upon the continued growth of rum and whiskey sales.

A significant part of our business is based on rum and whiskey sales. Changes in consumer preferences regarding these categories of beverage alcohol products may have an adverse effect on our sales and financial condition. Given the importance of our rum and whiskey brands to our overall Company success, a significant or sustained decline in volume or selling price of these products would likely have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain and increase the relevance of the brands in the minds of today’s and tomorrow’s consumer, our business and operating results could suffer.

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

As of June 25, 2014, our executive officers, directors and principal shareholders beneficially owned approximately 49% of our common stock, including options that are exercisable within 60 days of the date of this annual report and assuming full exercise of such options and conversion of our 5% October 2013 Convertible notes held by such persons. As a result, if they act in concert, they could control matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. Also, our articles of incorporation permit our shareholders to act by written consent. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

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

Negative publicity could affect our stock price and business performance.

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects could negatively affect our corporate reputation, stock price, ability to attract high quality talent, and/or the performance of our business, regardless of its accuracy or inaccuracy. Adverse publicity or negative commentary on social media outlets could cause consumers to avoid our brands and/or choose brands offered by our competitors, which could negatively affect our financial results.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our executive offices are located in New York, NY, where we lease approximately 4,800 square feet of office space under a lease that expires in April 2016. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in October 2016 and approximately 1,000 square feet of office space in Houston, TX under a lease that expires in January 2015.

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

Fiscal 2014	High	Low
First Quarter (April 1 — June 30, 2013)	$0.42	$0.27
Second Quarter (July 1 — September 30, 2013)	$0.99	$0.30
Third Quarter (October 1 — December 31, 2013)	$1.10	$0.65
Fourth Quarter (January 1 — March 31, 2014)	$1.55	$0.71

Fiscal 2013
First Quarter (April 1 — June 30, 2012)	$0.34	$0.23
Second Quarter (July 1 — September 30, 2012)	$0.34	$0.25
Third Quarter (October 1 — December 31, 2012)	$0.34	$0.26
Fourth Quarter (January 1 — March 31, 2013)	$0.32	$0.25

Holders

At June 24, 2013, there were approximately 200 record holders of our common stock.

Dividend policy

We did not declare or pay any cash dividends in fiscal 2014 or 2013 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant. Further, our ability to declare and pay cash dividends is restricted by certain covenants in our loan agreements.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2014 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	12,951,809	$0.56	9,720,000
Equity compensation plans not approved by security holders	-	-	-
Total	12,951,809	$0.56	9,720,000

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

•	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
•	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskies, sales of which have grown approximately 40% over the past two fiscal years;
•	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
•	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
•	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock..

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

Sales of the Shares pursuant to the Distribution Agreement may be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the Common Stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by us to Barrington. Also, with our prior consent, some of the Common Stock issued pursuant to the Distribution Agreement may be sold in privately negotiated transactions.

Between November 15, 2013 and June 25, 2014, we sold 6.6 million Shares of Common Stock pursuant to the Distribution Agreement for gross proceeds of $5.7 million, before deducting sales agent and offering expenses of $0.2 million. We used a portion of the proceeds to finance the acquisition of an additional $4.3 million in bourbon inventory in support of the growth of our Jefferson's bourbon brand.

Exercise of 2011 Warrants

In November 2013, in accordance with certain terms of the warrants issued in connection with our June 2011 private placement (the “2011 Warrants”), the down-round provisions included in the terms of the 2011 Warrants were no longer in effect as a result of the historical volume weighted average price and trading volume of our Common Stock. As a result, we then reclassed the fair value of the outstanding warrant liability of $6.2 million to equity, resulting in an increase to additional paid-in capital. Further, we were no longer required to recognize any change in fair value of the 2011 Warrants in future reporting periods.

In the year ended March 31, 2014, we issued 10.1 million shares of Common Stock and received $3.8 million in cash upon the exercise of 2011 Warrants. On April 2, 2014, we called for cancellation all remaining 1.7 million unexercised 2011 Warrants as of April 21, 2014. All of these warrants were exercised prior to cancellation and we issued approximately 1.7 million shares of Common Stock and received $0.6 million in cash upon the exercise thereof.

Conversion of Series A Preferred Stock

On February 11, 2014, our Board of Directors approved the mandatory conversion of all outstanding shares of our 10% Series A Convertible Preferred Stock, par value $ 0.01 per share (“Series A Preferred Stock”) pursuant to their terms, effective on or about February 24, 2014. Pursuant to the mandatory conversion, all outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into approximately 26.2 million shares of Common Stock.

5% Convertible Subordinated Notes

In October 2013, we entered into a 5% Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), with the purchasers party thereto (the "Purchasers"), which provides for the issuance of an aggregate initial principal amount of $2.1 million unsecured subordinated notes (the "Convertible Notes"). We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson's bourbon brand.

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

Keltic Facility

Also in October 2013, in connection with our execution and delivery of the Note Purchase Agreement, we and our wholly owned subsidiary, Castle Brands (USA) Corp. ("CB-USA"), entered into a Fourth Amendment, Waiver and Consent (the "Fourth Amendment") to the Loan and Security Agreement (as amended, the "Keltic Loan Agreement"), dated as of August 19, 2011, with Keltic Financial Partners II, LP, a Delaware limited partnership ( "Keltic") , to amend certain terms of our existing $8.0 million revolving credit facility (the "Keltic Facility") and $4.0 million term loan to finance purchases of aged whiskies (the “Bourbon Term Loan”). The Fourth Amendment modifies certain aspects of the EBITDA covenant contained in the Loan Agreement, permits us to incur indebtedness in an aggregate original principal amount of $2.1 million pursuant to the terms of the Note Purchase Agreement and Convertible Notes and permits the us to make regularly scheduled payments of principal and interest and voluntary prepayments on the Convertible Notes, subject to certain conditions set forth in the Fourth Amendment.

In November 2013, we entered into a Fifth Amendment to the Keltic Loan Agreement with Keltic, to, among other things, amend certain terms of our existing $8.0 million revolving facility and $4.0 million term loan with Keltic to provide for the issuances of letters of credit under the Keltic Loan Agreement.

Expansion of Gosling’s Stormy Ginger Beer

In support of our growth of the Gosling’s brand and the Dark’n Stormy ® cocktail, through GCP, we have recently begun producing Gosling’s Stormy Ginger Beer in Germany and the U.K for international sales including Australia, Germany, the U.K., the Netherlands, Denmark, Italy, Ireland and Dubai.

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

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2015 to be comparable to fiscal 2014, as we continue to control core spending. We expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

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

We intend to finance any future brand acquisitions through a combination of our available cash resources, third party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, the pursuit of acquisitions and other new business relationships may require significant management attention. We may not be able to successfully identify attractive acquisition candidates, obtain financing on favorable terms or complete these types of transactions in a timely manner and on terms acceptable to us, if at all.

Financial performance overview

The following table provides information regarding our beverage alcohol case sales for the periods presented based on nine-liter equivalent cases, which is a standard industry metric:

	Years ended March 31,
	2014	2013
Cases
United States	307,584	302,602
International	81,790	69,457

Total	389,374	372,059

Rum	166,939	152,696
Vodka	55,145	69,600
Liqueurs	91,832	86,431
Whiskey	70,592	53,798
Tequila	1,153	1,337
Wine	3,709	7,469
Other	4	728

Total	389,374	372,059

Percentage of Cases
United States	79.0%	81.3%
International	21.0%	18.7%

Total	100.0%	100.0%

Rum	42.8%	41.0%
Vodka	14.2%	18.7%
Liqueurs	23.6%	23.2%
Whiskey	18.1%	14.5%
Tequila	0.3%	0.4%
Wine	1.0%	2.0%
Other	0.0%	0.2%

Total	100.0%	100.0%

The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Years ended March 31,
	2014	2013
Cases
United States	403,195	248,309
International	26,323	16,272

Total	429,518	264,581

United States	93.9%	93.8%
International	6.1%	6.2%

Total	100.0%	100.0%

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

Goodwill and other intangible assets

As of March 31, 2014 and 2013, we recorded $0.5 million of goodwill that arose from acquisitions. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. We evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

The fair value of each reporting unit was determined at each of March 31, 2014 and 2013 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. Other than the write downs of intangible and goodwill related to the wine brands discussed below, we did not record any impairment on goodwill or other intangible assets for fiscal 2014 or 2013.

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

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Stock-based compensation was $0.4 million and $0.3 million for fiscal 2014 and 2013, respectively. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2014 and 2013 are included in note 13 to our consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Years ended March 31,
	2014	2013
Sales, net	100.0%	100.0%
Cost of sales	63.0%	63.8%
Provision for obsolete inventory	0.4%	1.7%

Gross profit	36.6%	34.5%

Selling expense	26.0%	27.2%
General and administrative expense	11.5%	11.6%
Depreciation and amortization	1.8%	2.2%
Loss on wine assets	0.0%	4.1%

Loss from operations	(2.7)%	(10.6)%

Loss from equity investment in non-consolidated affiliate	(1.0)%	(0.1)%
Foreign exchange loss	(0.6)%	(0.6)%
Interest expense, net	(2.2)%	(1.4)%
Net change in fair value of warrant liability	(11.2)%	0.7%
Income tax benefit, net	1.2%	0.3%

Net loss	(16.5)%	(11.7)%
Net income attributable to noncontrolling interests	(1.9)%	(1.5)%

Net loss attributable to controlling interests	(18.4)%	(13.2)%

Dividend to preferred shareholders	(0.8)%	(1.8)%

Net loss attributable to common shareholders	(19.2)%	(15.0)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Years ended March 31,
	2014	2013
Net loss attributable to common shareholders	$(9,291,346)	$(6,193,225)
Adjustments:
Interest expense, net	1,062,219	587,308
Income tax benefit, net	(590,414)	(118,349)
Depreciation and amortization	860,254	920,305
EBITDA (loss)	(7,959,287)	(4,803,961)
Allowance for doubtful accounts	403,049	86,869
Allowance for obsolete inventory	200,000	684,830
Stock-based compensation expense	393,914	282,314
Loss on wine assets	—	1,715,728
Loss from equity investment in non-consolidated affiliate	502,518	22,549
Foreign exchange loss	284,962	247,431
Net change in fair value of warrant liability	5,392,594	(302,734)
Net income attributable to noncontrolling interests	935,035	610,492
Dividend to preferred shareholders	384,599	744,468
EBITDA, as adjusted	537,384	(712,014)

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

Our EBITDA, as adjusted, improved to income of $0.5 million for the year ended March 31, 2014, as compared to a loss of ($0.7) million for the comparable prior-year period, primarily as a result of our increased sales and gross profit.

Fiscal 2014 compared with fiscal 2013

Net sales. Net sales increased 16.2% to $48.1 million for the year ended March 31, 2014, as compared to $41.4 million for the comparable prior-year period, due to the overall growth of our Gosling's, Jefferson's, Clontarf and Brady's brands. Our international case sales as a percentage of total case sales increased to 21.0% for the year ended March 31, 2014 from 18.7% for the comparable prior-year period due to strong growth in Irish whiskey sales in international markets. The overall sales growth was partially offset by a decrease in vodka sales due to continued price competition. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

 The table below presents the increase or decrease, as applicable, in case sales by product category for the year ended March 31, 2014 as compared to the year ended March 31, 2013:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	14,309	5,467	9.4%	4.7%
Liqueur	5,401	4,574	6.2%	5.3%
Whiskey	16,727	11,071	31.1%	35.0%
Vodka	(14,456)	(11,462)	(20.8)%	(19.7)%
Tequila	(184)	(184)	(13.8)%	(13.8)%
Wine	(3,760)	(3,760)	(50.3)%	(50.3)%
Other	(724)	(724)	(99.4)%	(99.4)%

Total	17,313	4,982	4.7%	1.6%

Gross profit. Gross profit increased 22.9% to $17.6 million for the year ended March 31, 2014 from $14.3 million for the comparable prior-year period, while our gross margin increased to 36.6% for the year ended March 31, 2014 compared to 34.6% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s brands. During the year ended March 31, 2014, we recorded a net allowance for obsolete and slow moving inventory of $0.2 million, as compared to $0.7 million for the prior year period. We recorded these allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The allowance recorded in the prior year period included $0.3 million incurred in connection with our determination to cease supporting our wine brands. The net charges have been recorded as an increase to Cost of Sales in both periods. Net of the allowance for obsolete inventory, our gross margin for the year ended March 31, 2014 was 37.0% as compared to 36.2% for the comparable prior-year period.

Selling expense. Selling expense increased 11.2% to $12.5 million for the year ended March 31, 2014 from $11.3 million for the comparable prior-year period, primarily due to a $0.7 million increase in shipping costs due to increased sales vaolume, a $0.3 million increase in employee costs and a $0.1 million increase in advertising, marketing and promotion expense in support of our overall volume growth. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 26.0% for the year ended March 31, 2014 as compared to 27.2% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 14.2% to $5.5 million for the year ended March 31, 2014 from $4.8 million for the comparable prior-year period, primarily due to a $0.3 million increase in bad debt expense due to the insolvency of certain international distributors and the write-off of uncollectable receivables from wine sales, as well as an overall increase in the allowance due to the increase in overall sales. Also, the year ended March 31, 2014 included a $0.1 million increase in each of professional fees, insurance and occupancy costs and employee expense. The increase in sales in the current period resulted in general and administrative expense as a percentage of net sales decreasing to 11.5% for the year ended March 31, 2014 as compared to 11.6% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.9 million for the each of the years ended March 31, 2014 and 2013.

Loss from operations. As a result of the foregoing, loss from operations improved 70.0% to ($1.3) million for the year ended March 31, 2014 from ($4.4) million for the comparable prior-year period, which prior-year period included a ($1.7) million loss on wine assets. Net of the loss on wine assets, loss from operations improved 50.0% from ($2.7) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants at their initial fair value. Changes in the fair value of the 2011 Warrants were recognized in earnings for each reporting period. For the year ended March 31, 2014, we recorded a non-cash charge for loss on the change in the value of the warrants of ($5.4) million, as compared to a gain of $0.3 million for the comparable prior-year period, primarily due to the effects of our increased share price on the Black-Scholes valuation. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in effect due to the historical VWAP and trading volume of our Common Stock. As a result, the then outstanding warrant liability of $6.2 million was eliminated and recognized as an increase to additional paid-in capital. For the year ended March 31, 2014, holders of 2011 Warrants exercised 10.1 million 2011 Warrants and received shares of Common Stock. We received $3.8 million in cash upon the exercise of these warrants. In April 2014, we called for cancellation all remaining 1.7 million unexercised 2011 Warrants pursuant to their terms, after satisfying applicable conditions. Pursuant to the call for cancellation, holders of all 1.7 million unexercised 2011 Warrants exercised and received 1.7 million shares of Common Stock. We received $0.6 million in cash upon the exercise of these warrants. As a result, all outstanding 2011 Warrants have been exercised as of the date of this report. Accordingly, we are no longer required to recognize any changes in fair value of the 2011 Warrants in future reporting periods.

Income tax benefit, net. We released the deferred tax asset valuation allowance allocated to GCP as of March 31, 2014 due to our determination that it was “more likely than not” that the GCP’s deferred tax assets would be realized. “More likely than not” is defined as greater than 50% probability of occurrence. Our determination as to the ultimate realization of the deferred tax assets is dependent upon our judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. In 2014, GCP was in a position of cumulative profitability on a pre-tax basis, considering its operating results for the three years ended March 31, 2014. We concluded that this record of cumulative profitability in recent years, in addition to a long range forecast showing continued profitability for GCP, provided sufficient positive evidence that the net U.S. federal tax benefits more likely than not would be realized. Accordingly, in the year ended March 31, 2014, we released the valuation allowance against GCP’s net federal deferred assets, resulting in a $0.5 million benefit in provision for income taxes for the year ended March 31, 2014.

Loss from equity investment in non-consolidated affiliate. In August 2010, through CB-USA, we formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. We have accounted for our investment in DPCP on the equity method of accounting. Results from this investment were de minimis in each of the years ended March 31, 2014 and 2013. In December 2013, we determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. In connection with the discontinuation of marketing and sales efforts, we recognized a loss of $0.5 million from our investment in DPCP, including a $0.1 million loss on investment and write-offs of $0.4 million on the remaining receivable balances due from DPCP, for the year ended March 31, 2014.

Foreign exchange loss. Foreign exchange loss for the year ended March 31, 2014 was ($0.3) million as compared to a loss of ($0.2) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and their effects on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.1) million for the year ended March 31, 2014 as compared to ($0.6) million for the comparable prior-year period due to increased balances outstanding under our credit facilities. Due to expected balances on the Keltic Facility and other indebtedness, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the year ended March 31, 2014 was ($0.9) million as compared to ($0.6) million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. For each of the years ended March 31, 2014 and 2013, we recognized a dividend on our Series A Preferred Stock of $0.4 million, as compared to $0.7 million in the prior-year period, as required by the terms of the preferred stock. Accrued dividends on our Series A Preferred Stock were only payable in Common Stock upon conversion or liquidation. Pursuant to the mandatory conversion described above in Recent Events, all outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into Common Stock in February 2014. Accordingly, we will no longer recognize a dividend to preferred shareholders in future reporting periods.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, especially the non-cash charge for loss on the net change in fair value of warrant liability in the current year, offset by the loss on wine assets in the prior year, net loss attributable to common shareholders increased to ($9.3) million for the year ended March 31, 2014 as compared to ($6.2) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.08) per share for the year ended March 31, 2014 as compared to ($0.06) per share for the comparable prior-year period. Net loss per common share, basic and diluted, as reported in the current period was improved by the issuance of 43.0 million shares of Common Stock in connection with the Distribution Agreement, the conversion of Series A Preferred Stock and the warrant exercise described above.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended March 31, 2014, we had a net loss of $8.4 million, and used cash of $5.8 million in operating activities. As of March 31, 2014, we had cash and cash equivalents of $0.9 and had an accumulated deficit of $140.0 million.

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

The Keltic Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Keltic Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2014, we were in compliance, in all material respects, with the covenants under the Keltic Loan Agreement.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement providing for an aggregate of $750,000 of the initial $2.5 million principal amount of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000). Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we pay the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000.

In August 2013, we entered into a Third Amendment (the "Third Amendment") to the Keltic Loan Agreement in order to modify certain aspects of the borrowing base calculation and covenants with respect to the Keltic Facility and permit us to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the Third Amendment. In addition, the Third Amendment provided us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. We paid Keltic an aggregate $25,000 amendment fee in connection with the execution of the Third Amendment.

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

We have arranged various credit facilities aggregating €0.4 million or $0.5 million (translated at the March 31, 2014 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%.

Liquidity Discussion

As of March 31, 2014, we had shareholders’ equity of $19.9 million as compared to $12.9 million at March 31, 2013. This increase is primarily due to the reclassification of our previous $6.2 million warrant liability as additional paid-in capital, the net issuance of $4.3 million of Common Stock under the Distribution Agreement and the exercise of $3.8 million of our 2011 Warrants, partially offset by our total comprehensive loss for the year ended March 31, 2014, including the $5.4 million loss on the fair value of warrant liability.

We had working capital of $19.1 million at March 31, 2014 as compared to $13.9 million as of March 31, 2013. This increase is primarily due to a $1.8 million increase in accounts receivable, a $0.9 million increase in inventory, a $0.6 million increase in prepaid expenses, a $0.5 million increase in deferred tax assets, a net $1.0 million decrease in accounts payable, accrued expenses and due to related parties and a $0.1 million decrease in our foreign revolving credit facility, partially offset by a $0.2 million decrease in due from shareholders and affiliates.

As of March 31, 2014, we had cash and cash equivalents of approximately $0.9 million, as compared to $0.4 million as of March 31, 2013. The increase is primarily attributable to the equity and debt issued, partially offset by the funding of our operations and working capital needs for the year ended March 31, 2014. At March 31, 2014, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

In addition, between April 1, 2014 and June 27, 2014, we received $0.6 million in cash upon the exercise of 2011 Warrants to purchase 1.7 million shares of Common Stock.

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

We continue to implement a plan to support the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. As our brands continue to grow, our working capital requirements will increase. In particular, the growth of our Jefferson’s brands requires a significant amount of working capital relative to our other brands, as we are required to purchase and hold ever increasing amounts of aged bulk bourbon to meet growing demand. While we are seeking solutions to our long-term bourbon supply needs, we are required to purchase and hold several years’ worth of bulk bourbon in inventory until such time as it is aged to our specific brand taste profiles, increasing our working capital requirements and negatively impacting cash flows.

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

As of March 31, 2014, we had borrowed $2.0 million of the $8.0 million available under the Keltic Facility, leaving $6.0 million in then potential availability for working capital needs. As of the date of this report, we had borrowed $6.2 million of the $8.0 million available under the Keltic Facility, leaving $4.0 million in potential availability for working capital needs. We believe our current cash and working capital, the availability under the Keltic Facility, the proceeds that have been raised, and the additional funds available to be raised, under the Distribution Agreement, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least March 2015.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Years ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,820)	$(4,986)
Investing activities	(208)	(294)
Financing activities	6,494	5,237

Effect of foreign currency translation	3	(2)

Net increase (decrease) in cash and cash equivalents	$469	$(45)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila, or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at March 31, 2014 included significant additional stores of bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce the bulk bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the year ended March 31, 2014, net cash used in operating activities was $5.8 million, consisting primarily of a net loss of $7.9 million, a $2.0 million increase in accounts receivable, a $1.2 million increase in inventory, a $0.6 million decrease in accounts payable and accrued expenses, a $0.6 million increase in prepaid expenses, a $0.2 million increase in other assets and $0.6 million in deferred tax benefit. These uses of cash were partially offset by a change in fair value of warrant liability of $5.4 million, a $0.5 million loss on equity investment in non-consolidated affiliate, stock based compensation expense of $0.4 million, depreciation and amortization expense of $0.9 million, and a provision for obsolete inventories of $0.2 million.

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

Investing Activities. Net cash used in investing activities was $0.2 million for the year ended March 31, 2014, representing $0.3 million used in the acquisition of fixed and intangible assets, partially offset by $0.06 million from a change in restricted cash.

Net cash used in investing activities was $0.3 million for the year ended March 31, 2013, representing approximately $0.1 million used in the acquisition of fixed and intangible assets and approximately $0.1 million in payments under a contingent consideration agreement.

Financing activities. Net cash provided by financing activities for the year ended March 31, 2014 was $6.5 million, consisting of $4.3 million in net proceeds from the issuance of Common Stock pursuant to the Distribution Agreement, $0.4 million in proceeds from the exercise of 2011 Warrants, $2.1 million from the issuance of 5% Convertible Notes, $1.25 million from issuance of the Junior Loan, offset by the $4.5 million paid on the Keltic Facility, $0.5 million paid on the Bourbon Term Loan and $0.1 million paid on the foreign revolving credit facilities.

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

We are in compliance in all material respects with the covenants of our Irish bank facilities as of March 31, 2014.

Keltic Facility. For a discussion of the Keltic Facility, please see Existing Financing in “Liquidity and Capital Resources” above.

Bourbon Term Loan. For a discussion of the Bourbon Term Loan, please see Existing Financing in “Liquidity and Capital Resources” above.

Junior Loan Agreement. For a discussion of the Junior Loan Agreement, please see Existing Financing in “Liquidity and Capital Resources” above.

5% Convertible Subordinated Notes. For a discussion of the 5% Convertible Subordinated Notes, please see Recent Events in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2014, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2014, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S.$1.37516 (equivalent to U.S.$1.00 = €0.72707) and  £1.00 = U.S.$1.66368 (equivalent to U.S.$1.00 = £0.60089).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2014 or 2013. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and as follows:

•	our history of losses
•	recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance;
•	our potential need for additional capital, which, if not available on acceptable terms or at all, could restrict our future growth and severely limit our operations;
•	our brands could fail to achieve more widespread consumer acceptance, which may limit our growth;
•	our dependence on a limited number of suppliers, who may not perform satisfactorily or may end their relationships with us, which could result in lost sales, incurrence of additional costs or lost credibility in the marketplace;
•	our annual purchase obligations with certain suppliers;
•	the failure of even a few of our independent wholesale distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations;
•	the possibility that we cannot secure and maintain listings in control states, which could cause the sales of our products to decrease significantly;
•	the potential limitation to our growth if we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, or integrate such brands after acquisitions;
•	currency exchange rate fluctuations and devaluations may significantly adversely affect our revenues, sales, costs of goods and overall financial results;
•	our need to maintain a relatively large inventory of our products to support customer delivery requirements, which could negatively impact our operations if such inventory is lost due to theft, fire or other damage;
•	the possibility that we or our strategic partners will fail to protect our respective trademarks and trade secrets, which could compromise our competitive position and decrease the value of our brand portfolio;
•	an impairment in the carrying value of our goodwill or other acquired intangible assets could negatively affect our operating results and shareholders’ equity;
•	changes in consumer preferences and trends could adversely affect demand for our products;
•	there is substantial competition in our industry and the many factors that may prevent us from competing successfully;
•	adverse changes in public opinion about alcohol could reduce demand for our products;
•	class action or other litigation relating to alcohol misuse or abuse could adversely affect our business;
•	adverse regulatory decisions and legal, regulatory or tax changes could limit our business activities, increase our operating costs and reduce our margins;

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries (the "Company") as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the two-year period ended March 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

June 27, 2014

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2014	March 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$908,501	$439,323
Accounts receivable — net of allowance for doubtful accounts of $204,418 and $70,692, respectively	8,858,146	7,025,358
Due from shareholders and affiliates	115,288	303,226
Inventories— net of allowance for obsolete and slow moving inventory of $266,473 and $461,660, respectively	14,650,029	13,731,962
Deferred tax assets	473,330	—
Prepaid expenses and other current assets	1,575,947	983,834

Total Current Assets	26,581,241	22,483,703

Equipment — net	568,395	516,641

Investment in non-consolidated affiliate, at equity	—	116,700
Intangible assets — net of accumulated amortization of $6,058,005 and $5,404,000, respectively	8,178,888	8,805,913
Goodwill	496,226	490,286
Restricted cash	416,565	451,346
Other assets	280,195	252,506

Total Assets	$36,521,510	$33,117,095

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$20,205	$89,407
Accounts payable	4,483,764	5,301,524
Accrued expenses	1,073,188	793,243
Due to shareholders and affiliates	1,936,241	2,351,957

Total Current Liabilities	7,513,398	8,536,131

Long-Term Liabilities
Keltic facility	1,953,037	6,501,321
Bourbon term loan (including $484,375 and $600,000 of related-party participation at March 31, 2014 and 2013, respectively)	2,015,000	2,496,000
Notes payable - Junior loan (including $300,000 of related party participation at March 31, 2014)	1,250,000	—
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at March 31, 2014)	2,125,000	—
Notes payable – GCP Note	211,580	211,580
Warrant liability	—	795,374
Deferred tax liability	1,518,304	1,666,456

Total Liabilities	16,586,319	20,206,862

Commitments and Contingencies (Note 15)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, 0 and 6,701 shares of series A convertible preferred stock issued and outstanding at March 31, 2014 and 2013, respectively (liquidation value of $0 and $7,876,530 at March 31, 2014 and 2013, respectively)	—	67,013
Common stock, $.01 par value, 300,000,000 and 225,000,000 shares authorized at March 31, 2014 and 2013, respectively, 151,841,133 and 108,773,034 shares issued and outstanding at March 31, 2014 and 2013, respectively	1,518,411	1,087,730
Additional paid-in capital	157,485,965	142,661,542
Accumulated deficit	(139,561,969)	(130,270,623)
Accumulated other comprehensive loss	(1,724,916)	(1,918,094)

Total controlling shareholders’ equity	17,717,491	11,627,568

Noncontrolling interests	2,217,700	1,282,665

Total equity	19,935,191	12,910,233

Total Liabilities and Equity	$36,521,510	$33,117,095

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended March 31,
	2014	2013
Sales, net*	$48,140,483	$41,442,994
Cost of sales*	30,336,667	26,438,238
Provision for obsolete inventory	200,000	684,830

Gross profit	17,603,816	14,319,926

Selling expense	12,529,684	11,265,108
General and administrative expense	5,533,711	4,820,845
Depreciation and amortization	860,254	920,305
Loss on wine assets	—	1,715,728

Loss from operations	(1,319,833)	(4,402,060)

Loss from equity investment in non-consolidated affiliate	(502,518)	(22,549)
Foreign exchange loss	(284,962)	(247,431)
Interest expense, net	(1,062,219)	(587,308)
Net change in fair value of warrant liability	(5,392,594)	302,734
Income tax benefit, net	590,414	118,349

Net loss	(7,971,712)	(4,838,265)
Net income attributable to noncontrolling interests	(935,035)	(610,492)

Net loss attributable to controlling interests	(8,906,747)	(5,448,757)

Dividend to preferred shareholders	(384,599)	(744,468)

Net loss attributable to common shareholders	$(9,291,346)	$(6,193,225)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.08)	$(0.06)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	116,511,444	108,508,652

*Sales, net and Cost of sales include excise taxes of $6,420,730 and $5,964,374 for the years ended March 31, 2014 and 2013, respectively.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Years Ended March 31,
	2014	2013
Net loss	$(7,971,712)	$(4,838,265)

Other comprehensive income (loss):
Foreign currency translation adjustment	193,178	(116,438)

Total other comprehensive income (loss):	193,178	(116,438)

Comprehensive (loss):	$(7,778,534)	$(4,954,703)

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC.  AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
BALANCE, MARCH 31, 2012	6,897	$68,965	108,052,067	$1,080,520	$141,639,228	$(124,076,608)	$(1,801,656)	$672,173	$17,582,622
Net (loss) income						(5,448,757)		610,492	(4,838,265)
Foreign currency translation adjustment							(116,438)		(116,438)
Conversion of series A preferred stock and accrued dividends	(196)	(1,952)	720,967	7,210	(4,468)	(790)			—
Accrued dividends - series A convertible preferred stock					744,468	(744,468)			—
Stock-based compensation					282,314				282,314

BALANCE, MARCH 31, 2013	6,701	$67,013	108,773,034	$1,087,730	$142,661,542	$(130,270,623)	$(1,918,094)	$1,282,665	$12,910,233

Net (loss) income						(8,906,747)		935,035	(7,971,712)
Foreign currency translation adjustment							193,178		193,178
Issuance of common stock, net of issuance costs			5,394,608	53,946	4,293,356				4,347,302
Conversion of series A preferred stock and accrued dividends	(6,701)	(67,013)	27,465,610	274,656	(207,643)				—
Exercise of common stock warrants			10,127,123	101,271	3,747,061				3,848,332
Exercise of common stock options			80,758	808	25,168				25,976
Accrued dividends - series A convertible preferred stock					384,599	(384,599)			—
Reclassification of liability to equity-warrant					6,187,968				6,187,968
Stock-based compensation					393,914				393,914

BALANCE, MARCH 31, 2014	—	$—	151,841,133	$1,518,411	$157,485,965	$(139,561,969)	$(1,724,916)	$2,217,700	$19,935,191

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,971,712)	$(4,838,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	860,254	920,305
Loss on disposition of wine assets	—	1,715,728
Provision for doubtful accounts	133,726	86,869
Amortization of deferred financing costs	161,178	96,556
Change in fair value of warrant liability	5,392,594	(302,734)
Income tax benefit, net	(590,414)	(118,349)
Loss from equity investment in non-consolidated affiliate	502,518	22,549
Effect of changes in foreign exchange	284,962	247,431
Stock-based compensation expense	393,914	282,314
Provision for obsolete inventories	200,000	684,830
Changes in operations, assets and liabilities:
Accounts receivable	(1,959,593)	(861,330)
Due from affiliates	(193,680)	(180,586)
Inventory	(1,246,553)	(4,028,581)
Prepaid expenses and supplies	(591,188)	(200,405)
Other assets	(188,867)	(152,061)
Accounts payable and accrued expenses	(597,127)	880,012
Accrued interest	6,379	(8,400)
Due to related parties	(416,064)	767,687

Total adjustments	2,152,039	(148,165)

NET CASH USED IN OPERATING ACTIVITIES	(5,819,673)	(4,986,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(234,693)	(93,869)
Acquisition of intangible assets	(26,980)	(53,564)
Change in restricted cash	60,137	(730)
Payments under contingent consideration agreements	(5,940)	(145,800)

NET CASH USED IN INVESTING ACTIVITIES	(207,476)	(293,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from Keltic facility	(4,548,284)	2,651,490
(Payments on) proceeds from Bourbon term loan	(481,000)	2,496,000
Proceeds from Junior loan	1,250,000	—
Proceeds from 5% Convertible notes	2,125,000	—
Net (payments on) proceeds from foreign revolving credit facility	(73,797)	89,866
Proceeds from issuance of common stock	4,531,643	—
Payments for costs of stock issuance	(184,341)	—
Proceeds from exercise of common stock warrants	3,848,332	—
Proceeds from exercise of common stock options	25,976	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,493,529	5,237,356

EFFECTS OF FOREIGN CURRENCY TRANSLATION	2,798	(2,002)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	469,178	(45,039)
CASH AND CASH EQUIVALENTS — BEGINNING	439,323	484,362

CASH AND CASH EQUIVALENTS — ENDING	$908,501	$439,323

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$8,349,539	$219,172
Issuance of warrant liability in connection with series A convertible preferred stock	$—	$794,457

Interest paid	$867,782	$442,204
Income taxes paid	$14,848	$25,000

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Description of business — The consolidated financial statements include the accounts of Castle Brands Inc.(the “Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60 % ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka and tequila in the United States, Canada, Europe and Asia.

C.	Brands — Rum — Gosling’s rums, a family of premium rums with a 200-year history, including the award-winning Gosling’s Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, and Gosling’s Stormy Ginger Beer, an essential non-alcoholic ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail.

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

Vodka — Boru vodka, an ultra-pure, five-times distilled and specially filtered premium vodka. Boru is produced in Ireland.

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

During the years ended March 31, 2014 and 2013, the Company recorded allowances for obsolete and slow moving inventory of $200,000 and $684,830, respectively. The Company recorded these allowances on both raw materials and finished goods, primarily in connection with the disposition of wine brands, label and packaging changes made to certain brands, as well as wine spoilage and certain cost variances. The charges have been recorded as increases to Cost of Sales in the respective years.

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

The fair value of each reporting unit was determined at March 31, 2014 and 2013 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. Other than the write-downs of intangible and goodwill related to the wine brands discussed in Note 7, the Company did not record any impairment on goodwill or other intangible assets for the years ended March 31, 2014 and 2013.

K.	Impairment and disposal of long-lived assets — Under ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company did not record an impairment on long-lived assets for the years ended March 31, 2014 and 2013.

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

L.	Shipping and handling — The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense and were $1,879,881 and $1,171,290 for the years ended March 31, 2014 and 2013, respectively.

M.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

N.	Distributor charges and promotional goods — The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. Also, the Company has entered into arrangements with certain of its distributors whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

O.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

P.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

-	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are directly or indirectly observable for the asset or liability for substantially the full term of the financial instrument.
-	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Q.	Income taxes — Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has adopted the provisions of ASC 740 and has recognized no adjustment for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2014.

R.	Research and development costs — The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

S.	Advertising — Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $2,052,819 and $2,212,774 for the years ended March 31, 2014 and 2013, respectively.

T.	Use of estimates — The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and equity issuances, warrant valuation, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

U.	Uncertainties — The Company depends on a limited number of third-party suppliers for the sourcing of all of its products, including both its own proprietary brands and those it distributes for others. The Company does not have long-term written agreements with all of its suppliers. Also, if the Company fails to complete purchases of products ordered annually, certain suppliers have the right to bill it for product not purchased during the period. Suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of existing suppliers, especially key suppliers, could have material adverse effects on the Company’s operating results. The inability to maintain, renew on acceptable terms or find suitable alternatives to the Company’s contracts with suppliers could have a material adverse effect on its operating results.

V.	Recent accounting pronouncements — On April 10, 2014, the FASB issued final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area (Accounting Standards Update (“ASU”) No. 2014-08). Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company will adopt the guidance effective April 1, 2015 and the adoption of this guidance is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

On March 13, 2014, the Emerging Issues Task Force (the “Task Force”) reached a final consensus to amend the accounting guidance for stock compensation tied to performance targets (Issue No. 13-D). The objective of this guidance is to clarify the accounting treatment of certain types of performance conditions in stock-based compensation awards, more specifically, when performance targets can be achieved after the requisite service period. The Task Force concluded that performance criteria subsequent to a service period vesting requirement should be treated as vesting conditions, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. Issue No. 13-D will be effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The adoption of this guidance is not expected have a material impact on the Company’s results of operations, cash flows or financial condition.

W.	Accounting standards adopted — In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amended guidance simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. This new guidance was effective for the Company as of April 1, 2013. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and International Financial Reporting Standards, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends. In computing diluted net loss per share for the years ended March 31, 2014 and 2013, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2014	2013
Stock options	11,174,007	8,120,765
Warrants to purchase common stock	1,777,802	11,874,087
Convertible preferred stock and accrued dividends	—	25,879,807
5% Convertible notes	2,361,111	—

Total	15,312,920	45,874,659

NOTE 3 — INVENTORIES

	March 31,
	2014	2013
Raw materials – net	$4,502,234	$5,191,147
Finished goods – net	10,147,795	8,540,815

Total	$14,650,029	$13,731,962

As of March 31, 2014 and 2013, 19% and 19%, respectively, of raw materials and 5% and 4%, respectively, of finished goods were located outside of the United States.

In March and October 2013, the Company acquired $2,496,000 and $780,000 of bulk bourbon whiskey, respectively, in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP paid a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchased the finished product from DPCP FOB – Production and CB-USA bore the risk of loss on both inventory and third-party receivables. Revenues and cost of sales were recorded at their respective gross amounts on the books and records of CB-USA. For the years ended March 31, 2014 and 2013, CB-USA purchased $170,880 and $867,280, respectively, in finished goods from DPCP under the distribution agreement. As of March 31, 2013, DPCP was indebted to CB-USA in the amount of $268,598, which is included in due to shareholders and affiliates on the accompanying condensed consolidated balance sheet. At March 31, 2014, CB-USA owned 20 % of now inactive DPCP. CB-USA also earned a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For the years ended March 31, 2014 and 2013, CB-USA earned $4,200 and $8,400, respectively, in interest income on its capital contribution to DPCP. The Company accounted for this investment under the equity method of accounting. The investment balance was $116,700 at March 31, 2013. In December 2013, CB-USA determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. In connection with the discontinuation of marketing and sales efforts, the Company recognized a loss of $502,518 from its investment in DPCP, including a $120,900 loss on investment and write offs of $399,618 on the remaining receivable balances due from DPCP.

NOTE 5 — ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. The Company was required to pay contingent consideration based on the case sales of Jefferson’s Presidential Select bourbon for a specified amount of cases. As of June 30, 2013, the Company had reached the specified case sale threshold for contingent consideration under the agreement. Accordingly, no further contingent consideration will be due. For the years ended March 31, 2014 and 2013, the sellers earned $5,940 and $145,800, respectively, under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 — EQUIPMENT, NET

Equipment consists of the following:

	March 31,
	2014	2013
Equipment and software	$2,317,310	$2,026,028
Furniture and fixtures	10,325	10,325

	2,327,635	2,036,353
Less: accumulated depreciation	1,759,240	1,519,712

Balance	$568,395	$516,641

Depreciation expense for the years ended March 31, 2014 and 2013 totaled $204,180 and $187,539, respectively.

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

The changes in the carrying amount of goodwill for the years ended March 31, 2014 and 2013 were as follows:

Amount
Balance as of March 31, 2012	$1,243,058
Write-down of goodwill related to wine brands	(898,572)
Payments under McLain and Kyne agreement	145,800
Balance as of March 31, 2013	$490,286

Payments under McLain and Kyne agreement	5,940
Balance as of March 31, 2014	$496,226

Intangible assets consist of the following:

	March 31,
	2014	2013
Definite life brands	$170,000	$170,000
Trademarks	535,947	535,947
Rights	8,271,555	8,271,555
Product development	96,959	96,959
Patents	994,000	994,000
Other	55,460	28,480

	10,123,921	10,096,941
Less: accumulated amortization	6,058,005	5,404,000

Net	4,065,916	4,692,941
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$8,178,888	$8,805,913

Accumulated amortization consists of the following:

	March 31,
	2014	2013
Definite life brands	$170,000	$170,000
Trademarks	262,098	230,379
Rights	4,961,170	4,409,220
Product development	20,350	16,280
Patents	644,387	578,121
Other	-	-

Accumulated amortization	$6,058,005	$5,404,000

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Amortization expense for the years ended March 31, 2014 and 2013 totaled $654,005 and $732,783, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2015	$634,757
2016	632,365
2017	631,562
2018	631,405
2019	613,072

Total	$3,143,161

NOTE 8 — RESTRICTED CASH

At March 31, 2014 and 2013, the Company had €302,920 or $416,565 (translated at the March 31, 2014 exchange rate) and €352,255 or $451,346 (translated at the March 31, 2013 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 9A below.

NOTE 9 — NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2014	2013
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$20,205	$89,407
Note payable – GCP note(B)	211,580	211,580
Keltic facility (C)	1,953,037	6,501,321
Bourbon term loan (D)	2,015,000	2,496,000
Junior loan (E)	1,250,000	—
5% Convertible notes(F)	2,125,000	—

Total	$7,574,822	$9,298,308

A.	The Company has arranged various facilities aggregating €302,714 or $416,280 (translated at the March 31, 2014 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €14,693, or $20,205 (translated at the March 31, 2014 exchange rate), and €69,761, or $89,407, (translated at the March 31, 2013 exchange rate), at March 31, 2014 and 2013, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2014 and 2013, $10,579 of accrued interest was converted to amounts due to affiliates. At March 31, 2014 and 2013, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into the Keltic Facility (“Keltic Facility”), a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. In July 2012, the Keltic Facility was amended to increase availability to $7,000,000, among other changes. In March 2013, the Keltic Facility was amended to increase availability to $8,000,000, among other changes. In August 2013, the Keltic Facility was amended to modify the borrowing base calculation and covenants with respect to the Keltic Facility and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the amendment, to modify certain aspects of the EBITDA covenant contained in the loan agreement, permit the Company to incur indebtedness in an aggregate original principal amount of $2,125,000 pursuant to the terms of the Note Purchase Agreement and Convertible Notes (as each term is defined below in Note 9F), and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Convertible Notes, subject to certain conditions set forth in the amendment. In November 2013, the Keltic Facility was further amended, to, among other things, provide for the issuances of letters of credit thereunder.

The Company and CB-USA are referred to individually and collectively as the Borrower. The Keltic Facility expires on December 31, 2016. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75% and (c) 6.50%. For the year ended March 31, 2014, the Company paid interest at 6.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. There have been no Events of Default under the Keltic Facility. The Company paid a $40,000 commitment fee in connection with the first amendment, a $70,000 closing and commitment fee in connection with the second amendment and a $25,000 closing and commitment fee in connection with the third amendment. Keltic also receives an annual facility fee in an amount equal to 1% per annum of the maximum revolving facility amount and a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default). The loan agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The loan agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. At March 31, 2014, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At March 31, 2014 and 2013, $1,953,037 and $6,501,321, respectively, due on the Keltic Facility is included in long-term liabilities.

D.	In March 2013, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the "Bourbon Term Loan") that was used to purchase bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with its terms, the Bourbon Term Loan matures on December 31, 2016. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. For the year ended March 31, 2014, the Company paid interest of 7.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Borrower is required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on December 31, 2016.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an initial aggregate of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III ($50,000), a director of the Company and the Company’s Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of the Company and the Company’s President and Chief Executive Officer (amounts shown are initial purchase amounts). Under the terms of the Participation Agreement, the junior participants receive interest at the rate of 11% per annum. Neither the Company nor CB-USA is a party to the Participation Agreement. However, the Borrower is party to a fee letter (the "Fee Letter") with the junior participants (including the related party junior participants) pursuant to which the Borrower is obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000. In August 2013, the Bourbon Term Loan was amended to provide the Company with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The balance on the Bourbon Term Loan included in notes payable totaled $2,015,000 and $2,496,000 at March 31, 2014 and 2013, respectively.

E.	In August 2013, the Company entered into a Loan Agreement (the "Junior Loan Agreement"), by and between the Company and the lending parties thereto (the "Junior Lenders"), which provides for an aggregate $1,250,000 unsecured loan (the "Junior Loan") to the Company. The Junior Loan bears interest at a rate of 11 % per annum, payable quarterly in arrears commencing November 1, 2013, and matures on October 15, 2015. The Junior Loan may be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contains customary events of default, which, if uncured, entitle each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provides for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders include Frost Gamma Investments Trust ($200,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000). In connection with the Junior Loan Agreement, the Junior Lenders entered into a subordination agreement with Keltic; the Company is not a party to the subordination agreement. At March 31, 2014, $1,250,000 of principal due on the Junior Loan is included in long-term liabilities.

F.	In October 2013, the Company entered into a 5% Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), by and among the Company and the purchasers party thereto, which provided for the issuance of an aggregate initial principal amount of $2,125,000 unsecured subordinated notes (the "Convertible Notes") by the Company. The Convertible Notes bear interest at a rate of 5% per annum, payable quarterly beginning on December 15, 2013 until their maturity date of December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of the Company’s common stock at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes.

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

In connection with the Note Purchase Agreement, each purchaser of the Convertible Notes was required to execute a joinder to the subordination agreement, by and among Keltic and certain other junior lenders to the Company; the Company is not a party to the Subordination Agreement. At March 31, 2014, $2,125,000 of principal due on the Convertible Notes is included in long-term liabilities.

Payments due on notes payable are as follows:

Years ending March 31,	Amount
2015	$20,205
2016	1,250,000
2017	3,968,037
2018	—
2019	2,125,000
Thereafter	211,580

Total	$7,574,822

NOTE 10 — EQUITY

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

Sales of the Shares pursuant to the Distribution Agreement, may be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the common stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with the prior consent of the Company, some or all of the Shares may be sold in privately negotiated transactions. Under the Distribution Agreement, Barrington will be entitled to compensation of 2.0 % of the gross proceeds from the sale of all of the Shares sold through Barrington, as sales agent, pursuant to the Distribution Agreement. Also, the Company will reimburse Barrington for certain expenses incurred in connection with the matters contemplated by the Distribution Agreement, up to an aggregate of $50,000, plus up to an additional $7,500 per calendar quarter related to ongoing maintenance; provided, however, that such reimbursement amount shall not exceed 8% of the aggregate gross proceeds received by the Company under the Distribution Agreement.

From November 2013 through March 31, 2014, the Company sold 5,394,608 Shares pursuant to the Distribution Agreement, with total gross proceeds of $4,531,643, before deducting sales agent and offering expenses of $184,341.

Preferred stock issuance – In June 2011 the Company entered into agreements relating to a private placement (the “June 2011 Private Placement”) of an aggregate of approximately $7,100,000 of newly-designated 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). As part of the June 2011 Private Placement, the Company completed a private offering to third-party investors of $2,155,000 of Series A Preferred Stock for its stated value of $1,000 per share and warrants (“2011 Warrants”) to purchase 50% of the number of shares of the Company’s common stock, issuable upon conversion of such Series A Preferred Stock. Subject to adjustment (including dilutive issuances), the Series A Preferred Stock was convertible into common stock at a conversion price of $0.304 per share and the 2011 Warrants had an exercise price of $0.38 per share.

Holders of Series A Preferred Stock were entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which were only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the years ended March 31, 2014 and 2013, the Company recorded accrued dividends of $384,599 and $744,468, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying consolidated balance sheets.

If the Company sold or granted any option to purchase or any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire common stock at an effective price per share that was lower than the then conversion price of the Series A Preferred Stock, the holders of the Series A Preferred Stock and 2011 Warrants were entitled to an adjusted conversion price and additional shares of common stock upon exercise the 2011 Warrants. These warrants were subject to liability accounting. See Note 13B.

If the average daily volume of the Company's common stock exceeded $100,000 per trading day and the Volume Weighted Average Price (as defined in the articles of designation of the Series A Preferred Stock) for at least 20 trading days during any 30 consecutive trading day period exceeded $0.76 (subject to adjustment), the Company could convert all or any portion of the outstanding Series A Preferred Stock into shares of common stock. The Company’s common stock exceeded these thresholds, and on February 11, 2014, the Company’s Board of Directors approved the mandatory conversion of all outstanding shares of the Series A Preferred Stock pursuant to their terms, effective on or about February 24, 2014. Pursuant to the mandatory conversion, all 6,271 outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into 25,760,881 shares of common stock.

Preferred stock conversions – In the current year period prior to the February 11, 2014 mandatory conversion, holders of Series A Preferred Stock converted 430 shares of Series A Preferred Stock, and accrued dividends thereon, into 1,704,729 shares of common stock.

In year ended March 31, 2013, holders of Series A Preferred Stock converted 195.132 shares of Series A Preferred Stock, and accrued dividends thereon, into 720,967 shares of common stock.

NOTE 11 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2014 and 2013, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Tax years 2011 through 2014 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2007 through 2014 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax benefit for the years ended March 31, 2014 and 2013 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2014, the Company had federal net operating loss carryforwards of approximately $86,800,000 for U.S. tax purposes, which expire through 2034, and foreign net operating loss carryforwards of approximately $19,800,000, which carry forward without limit of time. Utilization of the U.S. tax losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

The pre-tax income, on a financial statement basis, from foreign sources totaled $168,233 for the year ended March 31, 2014 and the pre-tax loss, on a financial statement basis, from foreign sources totaled $412,182 for the year ended March 31, 2013.

The Company did not have any undistributed earnings from foreign subsidiaries at March 31, 2014 and 2013.

The following table reconciles the income tax benefit and the federal statutory rate of 34%.

	Years ended March 31,
	2014	2013
	%	%
Computed expected tax benefit, at 34%	34.00	34.00
Increase in valuation allowance	(28.51)	(31.51)
Net change in fair value of warrant liability	(20.59)	1.89
Loss on wine assets	—	(10.71)
Effect of foreign rate differential	(1.30)	(2.96)
Taxes included in minority interest	(3.57)	(3.81)
Other	7.34	4.93
State and local taxes, net of federal benefit	6.00	6.00

Income tax benefit	(6.63)	(2.17)

In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed over the amortization period of the intangible asset (15 years). For each of the years ended March 31, 2014 and 2013, the Company recognized $590,414 and $118,349 of income tax benefit, net.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2014	2013
Deferred income tax assets:
Foreign currency transactions	$72,000	$103,000
Accounts receivable	5,000	5,000
Inventory	304,000	280,000
Stock based compensation	2,125,000	1,967,000
Amortization of intangibles	206,000	206,000
Net operating loss carryforwards — U.S.	34,706,000	31,623,000
Net operating loss carryforwards — foreign	1,974,000	1,957,000
Other	2,000	2,000

Total gross assets	39,394,000	36,143,000
Less: Valuation allowance	(38,921,000)	(36,143,000)

Net deferred asset	$473,000	$—

Deferred income tax liability:
Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in GCP	(888,863)	(1,037,012)

Net deferred income tax liability	$(1,518,307)	$(1,666,456)

Through March 31, 2013, the Company recorded a full valuation allowance against its deferred tax assets as it believed it was more likely than not that such deferred tax assets would not be realized. The Company released its deferred tax asset valuation allowance allocated to GCP as of March 31, 2014 due to management’s determination that it was “more likely than not” that the GCP’s deferred tax assets would be realized. “More likely than not” is defined as greater than 50% probability of occurrence. Management considered the guidance in paragraphs 21-23 of ASC 740-10-30 in forming its conclusion. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. In 2014, GCP was in a position of cumulative profitability on a pre-tax basis, considering its operating results for the three years ended March 31, 2014. Management concluded that this record of cumulative profitability in recent years, in addition to a long range forecast showing continued profitability for GCP, provided sufficient positive evidence that the net U.S. federal tax benefits more likely than not would be realized. Accordingly, in the year ended March 31, 2014, the Company released the valuation allowance against GCP’s net federal deferred assets, resulting in a $473,330 benefit in provision for income taxes for the year ended March 31, 2014. In addition, at March 31, 2014, the Company changed its estimate of the cumulative deferred tax asset allocated to the amortization of intangibles. The Company’s income tax benefit and effective tax rate for the years ended March 31, 2014 and 2013 reflect the impact of this valuation allowance reversal and change in estimate.

The valuation allowance for deferred tax assets as of March 31, 2014 and 2013 was approximately $38,921,000 and $36,143,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2014 and 2013 was $2,778,000 and $1,846,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

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

As established, there were 2,000,000 shares of common stock reserved and available for distribution under the Plan. In January 2009, the Company’s shareholders approved an amendment to the Plan to increase the number of shares available under the Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of August 2013, no new awards may be issued under the 2003 Plan.

In October 2012, the Company’s shareholders approved the 2013 Incentive Compensation Plan (“2013 plan”) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. As of March 31, 2014, 280,000 shares had been issued under the 2013 Plan, with 9,720,000 shares remaining available for issuance.

Stock based compensation expense for the years ended March 31, 2014 and 2013 amounted to $393,914 and $282,314, respectively, of which $81,567 and $51,075, respectively, is included in selling expense and $312,347 and $231,239, respectively, is included in general and administrative expense for the years ended March 31, 2014 and 2013, respectively. At March 31, 2014, total unrecognized compensation cost amounted to approximately $947,916, representing 5,662,560 unvested options. This cost is expected to be recognized over a weighted-average period of 2.18 years. There were 80,758 options exercised during the year ended March 31, 2014 and no options exercised during the year ended March 31, 2013. The Company did not recognize any related tax benefit for the years ended March 31, 2014 and 2013, as the option exercises were de minimis.

Stock Options — A summary of the options outstanding under the 2003 and 2013 Plans is as follows:

	Years ended March 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	8,120,765	$0.64	6,330,599	$0.74
Granted	3,300,000	0.43	1,800,166	0.30
Exercised	(80,758)	0.32	—	0.00
Forfeited	(166,000)	5.79	(10,000)	0.34

Outstanding and expected to vest at end of period	11,174,007	$0.51	8,120,765	$0.64

Exercisable at period end	5,511,447	$0.63	4,248,958	$0.94

Weighted average fair value of grants during the period		$0.26		$0.16

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2014:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.01 — $0.25	621,500	4.57	621,500	$0.22	$607,685
$0.26 — $1.00	9,975,007	7.43	4,592,447	0.33	3,992,631
$1.01 — $2.00	348,000	8.74	68,000	1.82	1,020
$5.01 — $6.00	21,000	0.40	21,000	6.00	—
$6.01 — $7.00	17,000	2.99	17,000	6.36	—
$7.01 — $8.00	184,000	1.68	184,000	7.57	—
$8.01 — $9.00	7,500	2.86	7,500	9.00	—

	11,174,007	7.19	5,511,447	$0.63	$4,601,336

Total stock options exercisable as of March 31, 2014 were 5,511,447. The weighted average exercise price of these options was $0.63. The weighted average remaining life of the options outstanding was 7.19 years and of the options exercisable was 5.77 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2014 and 2013:

		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2012	3,593,999	$0.34

Granted	1,800,166	0.30
Canceled or expired	(8,750)	0.34
Vested	(1,513,608)	0.33

Unvested at March 31, 2013	3,871,807	$0.32

Granted	3,300,000	0.43
Canceled or expired	(10,000)	0.32
Vested	(1,499,247)	0.32

Unvested at March 31, 2014	5,662,560	$0.38

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

The fair value of options at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	March 31,
	2014	2013
Risk-free interest rate	0.86% - 1.85%	0.67% - 0.89%
Expected option life in years	5.5 - 6.25	5.5 - 6.25
Expected stock price volatility	65% - 76%	65%
Expected dividend yield	0%	0%

B.	Warrants — The Company has entered into various warrant agreements.

2011 Warrants issued in connection with the Series A Preferred Stock

The 2011 Warrants issued in connection with the Series A Preferred Stock had an exercise price of $0.38 per share, subject to adjustment, and were exercisable for a period of five years. The exercise price of the 2011 Warrants was equal to 125% of the conversion price of the Series A Preferred Stock.

The Company accounted for the 2011 Warrants issued in June 2011 in the consolidated financial statements as a liability at their initial fair value of $487,022 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $780,972. Changes in the fair value of the 2011 Warrants were recognized in earnings for each subsequent reporting period. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in force or effect as a result of the historical volume weighted average price and trading volume of the Company’s common stock. The Company then reclassed the fair value of the outstanding warrant liability of $6,187,968 to equity, resulting in an increase to additional paid-in capital. Further, the Company is no longer required to recognize any change in fair value of the 2011 Warrants in future reporting periods.

At March 31, 2013, the fair value of the 2011 Warrants was included in the balance sheet under the caption Warrant liability of $795,374. For the year ended March 31, 2014 the Company recorded a loss on the change in the value of the 2011 Warrants of $5,392,594; for the year ended March 31, 2013, the Company recorded a gain for the change in the value of the 2011 Warrants of $302,734.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	At Conversion	March 31, 2013
Stock price	$0.92	$0.31
Risk-free interest rate	0.61%	0.36%
Expected option life in years	2.63	3.25
Expected stock price volatility	55%	40%
Expected dividend yield	0%	0%

2011 Warrants exercised – In the year ended March 31, 2014, holders of 2011 Warrants exercised 10,127,123 2011 Warrants and received shares of common stock. The Company received $3,848,332 in cash upon the exercise of these warrants. These exercised warrants had a weighted average fair market value of $0.50 at exercise date.

As described in Note 18, the Company called all remaining 2011 Warrants for cancellation in April 2014.

For the year ended March 31, 2014, 1,543,214 warrant shares expired unexercised with a weighted average fair market value of $0.00.

The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2012	13,448,139	$1.16

Granted	—	—
Exercised	—	—
Forfeited	(1,543,214)	6.53

Warrants outstanding and exercisable, March 31, 2013	11,904,925	$0.46

Granted	—	—
Exercised	(10,127,123)	0.38
Forfeited	—	—

Warrants outstanding and exercisable, March 31, 2014	1,777,802	$0.90

NOTE 14 — RELATED PARTY TRANSACTIONS

A.	Pallini S.p.A. (“Pallini”), as successor in interest to I.L.A.R. S.p.A., is a shareholder in the Company and one of the officers of Pallini is a director of the Company. In January 2011, CB-USA entered into an agreement ("New Agreement") with Pallini regarding the importation and distribution of certain Pallini brand products. The terms of the New Agreement were effective as of April 1, 2010.

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

For the years ended March 31, 2014 and 2013, the Company purchased goods from Pallini for $3,467,812 and $3,685,192, respectively. As of March 31, 2014 and 2013, Pallini owed the Company $115,288 and $34,628, respectively, for its share of marketing expense, which is included in due from shareholders and affiliates on the consolidated balance sheet. As of March 31, 2014 and 2013, the Company was indebted to Pallini for $229,557 and $967,188, respectively, which is included in due to shareholders and affiliates on the consolidated balance sheet.

B.	In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2014 and 2013, Vector Group was paid $104,746 and $113,406, respectively, under this agreement. These charges have been included in general and administrative expense.

C.	In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”) for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2014 and 2013, LTS was paid $126,000 and $154,972, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and two other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

D.	As described in Note 9D, in March 2013, the Company entered into a Participation Agreement with certain related parties. As described in Notes 9E and 9F, in August and October 2013, the Company entered into various notes with certain related parties.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2014, the Company has contracted to purchase approximately €704,900 or $969,351 (translated at the March 31, 2014 exchange rate) in bulk Irish whiskey, of which €662,351, or $910,838, has been purchased as of March 31, 2014. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.

The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2014, the Company has contracted to purchase approximately €245,103 or $337,056 (translated at the March 31, 2014 exchange rate) in bulk Irish whiskey, of which €172,700, or $237,491, has been purchased as of March 31, 2014. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company has a distribution agreement with Gaelic Heritage Corporation, Ltd., an international supplier, to be the sole-producer of Celtic Honey, one of the Company’s products, for an indefinite period.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2016 and provides for monthly payments of $19,975. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,513 (translated at the March 31, 2014 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2015 and provides for monthly payments of $1,875. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2015	$276,606
2016	262,646
2017	30,963

Total	$570,215

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $356,280 and $325,082 for the years ended March 31, 2014 and 2013, respectively, and is included in general and administrative expense.

D.	Under the amended terms of the agreement under which the Company purchased McLain & Kyne, the Company was obligated to pay an earn-out to the sellers based on the financial performance of the acquired business. As of June 30, 2013, the Company had reached the specified case sale threshold for contingent consideration under the agreement. Accordingly, no further contingent consideration will be due. For the years ended March 31, 2014 and 2013, the sellers earned $5,940 and $145,800, respectively, under this agreement.

E.	As described in Note 9C, in August 2011, the Company and CB-USA entered into the Keltic Facility, as amended in July 2012, March 2013, August 2013 and November 2013.

NOTE 16 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company exceeded the limits in effect at March 31, 2014 by approximately $725,000 and exceeded the limits in effect by approximately $300,000 at March 31, 2013.

B.	Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies, accounted for approximately 31.9% and 30.2% of the Company’s revenues for the years ended March 31, 2014 and 2013, respectively, and approximately 35.1 % and 29.1% of accounts receivable at March 31, 2014 and 2013, respectively.

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

	Years ended March 31,
	2014		2013
Consolidated Revenue:
International	$7,305,516	15.2%	$5,444,798	13.1%
United States	40,834,967	84.8%	35,998,196	86.9%

Total Consolidated Revenue	$48,140,483	100.0%	$41,442,994	100.0%

Consolidated Results from Operations:
International	$(266)	0.0%	$(26,329)	0.6%
United States	(1,319,567)	100.0%	(4,375,731)	99.4%

Total Consolidated Results from Operations	$(1,319,833)	100.0%	$(4,402,060)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(153,419)	1.7%	$(145,784)	2.7%
United States	(8,753,328)	98.3%	(5,302,973)	97.3%

Total Consolidated Net Loss Attributable to Controlling Interests	$(8,906,747)	100.0%	$(5,448,757)	100.0%

Income tax benefit, net:
United States	590,414	100.0%	118,349	100.0%

Consolidated Revenue by category:
Rum	$16,643,640	34.6%	$15,324,904	36.9%
Whiskey	13,521,875	28.1%	9,421,168	22.8%
Liqueurs	8,992,277	18.7%	8,803,111	21.2%
Vodka	2,852,956	5.9%	3,565,070	8.6%
Tequila	218,552	0.5%	242,537	0.6%
Wine	284,806	0.6%	689,637	1.7%
Gosling’s Stormy Ginger Beer and other*	5,626,377	11.6%	3,396,567	8.2%

Total Consolidated Revenue	$48,140,483	100.0%	$41,442,994	100.0%

	As of March 31,
	2014		2013
Consolidated Assets:
International	$2,201,343	6.0%	$1,941,537	5.9%
United States	34,320,167	94.0%	31,175,558	94.1%

Total Consolidated Assets	$36,521,510	100.0%	$33,117,095	100.0%

* Includes related non-beverage alcohol products.

NOTE 18 — SUBSEQUENT EVENTS

Equity distribution agreement - Between April 1, 2014 and June 25, 2014, the Company sold an additional 1,172,799 Shares pursuant to the Distribution Agreement, with total gross proceeds of $1,169,735, before deducting sales agent and offering expenses of $37,295.

2011 Warrants – On April 2, 2014, the Company called for cancellation all 1,657,802 unexercised 2011 Warrants pursuant to the terms of such 2011 Warrants after satisfying applicable conditions. Holders of the Warrants had until 6:30 p.m. New York City time on April 21, 2014 to exercise such Warrants at $0.38 per share in cash. Pursuant to the call for cancellation, holders of all 1,657,802 unexercised 2011 Warrants exercised and received 1,657,802 shares of common stock. The Company received $629,965 in cash upon the exercise of these warrants.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of March 31, 2014, based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, have concluded that our internal control over financial reporting was effective as of March 31, 2014 based on their evaluation of our internal control over financial reporting under the framework in Internal Control — Integrated Framework (1992).

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2014.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after March 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements — See Index to Financial Statements at Item 8 on page 33 of this annual report on Form 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

1.1	Equity Distribution Agreement, dated November 14, 2013, between Castle Brands Inc. and Barrington Research Associates, Inc., as sales agent (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed with the SEC on November 14, 2013)

2.2	Agreement and Plan of Merger dated February 9, 2010 between Castle Brands Inc., a Delaware corporation, and Castle Brands (Florida) Inc., a Florida corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on February 12, 2010)

3.1	Composite Articles of Incorporation of the Company*

3.2	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

4.2	Form of Common Stock Purchase Warrant to be issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on June 9, 2011)

4.3	Loan and Security Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on July 26, 2012)

4.4	First Amendment to Loan and Security Agreement , dated as of July 23, 2012, among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

4.5	Second Amendment to Loan and Security Agreement, dated as of March 11, 2013, among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed with the SEC on March 14, 2013)

4.6	Amended and Restated Revolving Credit Note, dated as of March 11, 2013, in favor of Keltic Financial Partners II, LP (incorporated by reference to exhibit 4.2 to our current report on Form 8-K filed with the SEC on March 14, 2013)

4.7	Third Amendment to Loan and Security Agreement, dated as of August 7, 2013, by and among Keltic Financial Partners II, LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 9, 2013)

4.8	Amended and Restated Term Note, dated as of August 7, 2013, in favor of Keltic Financial Partners II, LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on August 9, 2013)

4.9	Loan Agreement, dated as of August 7, 2013, by and between the Company and the lending parties thereto, including the form of promissory note attached as Exhibit B thereto (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on August 9, 2013)

4.10	5% Convertible Subordinated Note Purchase Agreement , dated as of October 21, 2013, among the Company and the parties set forth on the signature pages attached thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

4.11	Form of 5% Subordinated Convertible Note Due 2018, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on November 1, 2013)

4.12	Fourth Amendment, Waiver and Consent to the Loan and Security Agreement, between the Company , Castle Brands (USA) Corp. and Keltic Financial Partners II, LP , dated as of August 19, 2011 and effective as of October 21, 2013 (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on October 25, 2013)

4.13	Fifth Amendment, Waiver and Consent to Loan and Security Agreement, dated as of November 14, 2013, between Castle Brands Inc., Castle Brands (USA) Corp. and Keltic Financial Partners II, LP (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 14, 2013)

10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited(Exhibit 10.1)(1)(2)

10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited(Exhibit 10.2)(1)(2)

10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited(Exhibit 10.3)(1)(2)

10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc.(Exhibit 10.4)(1)

10.5	Stockholders' Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (Exhibit 10.5)(1)

10.6	Agreement, dated as of January 12, 2011, between Pallini SpA and Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

10.7	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(Exhibit 10.8)(1)(2)

10.8	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp.(Exhibit 10.9)(1)

10.9	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited(Exhibit 10.10)(1)

10.10	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.11	Form of Indemnification Agreement entered into with directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on August 14, 2013)

10.12	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.13	Stock Purchase Agreement, dated as of October 12, 2006, among Chester F. Zoeller III, Brittany Lynn Zoeller Carlson and Beth Allison Zoeller Willis and the Company (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 16, 2006)

10.14	Amended and Restated Employment Agreement, dated as of November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 13, 2007)#

10.15	Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.16	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane(1)#

10.17	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.18	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.19	Reaffirmation Agreement, dated as of October 21, 2013, by and among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp., the officers signatory thereto and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

10.20	Castle Brands Inc. 2003 Stock Incentive Plan, as amended, (Exhibit 10.29)(1)#

10.21	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (Exhibit 10.30)(1)#

10.22	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.23	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP (Exhibit 10.52)(1)

10.24	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q filed with the SEC on February 17, 2009)#

10.25	Amendment No. 2 to Bottling and Services Agreement, dated as of July 23, 2009, by and between Terra Limited and Castle Brands Spirits Company Limited (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 29, 2009)(2)

10.26	Employment Agreement, made as of January 24, 2008, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to our annual report on Form 10-K filed with the SEC on July 29, 2009)#

10.27	Securities Purchase Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.28	Securities Purchase Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.29	Securities Purchase Agreement dated as of June 8, 2011, between the Company and each affiliate purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.30	Exchange Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.31	Registration Rights Agreement dated as of June 8, 2011, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the SEC on June 9, 2011)

10.32	First Amendment to Exchange Agreement, dated as of June 13, 2011, between the Company and Frost Gamma Investments Trust (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 14, 2011)

10.33	Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.34	Fee Letter, dated as of March 11, 2013, among the Company, Castle Brands (USA) Corp. and the junior participants party thereto (incorporated by reference to exhibit 10.2 to our current report on Form 8-K filed with the SEC on March 14, 2013)

10.35	Amendment to Employment Agreement, made as of July 26, 2011, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 27, 2011).#

10.36	Employment Letter, dated July 29, 2011, by and between Castle Brands USA Corp. and Maria Alejandra Pena (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed with the SEC on November 14, 2011) #

10.37	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 17, 2012)#

10.38	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 17, 2012)#

10.39	Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

10.40	Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2012 annual meeting of shareholders, filed with the SEC on September 11, 2012)#

10.41	Amendment to Fourth Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 27, 2014)#

10.42	Amendment to Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and John Glover (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 27, 2014)#

10.43	Amendment to Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on January 27, 2014)#

10.44	Amendment to Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on January 27, 2014)#

21.1	List of Subsidiaries*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

#	Management Compensation Contract

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006, and incorporated by reference herein.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2014.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	June 27, 2014
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	June 27, 2014
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews	Director	June 27, 2014
Mark Andrews

/s/ John F. Beaudette	Director	June 27, 2014
John F. Beaudette

/s/ Henry C. Beinstein	Director	June 27, 2014
Henry C. Beinstein

/s/ Harvey P. Eisen	Director	June 27, 2014
Harvey P. Eisen

/s/ Phillip Frost, M.D.	Director	June 27, 2014
Phillip Frost, M.D.

/s/ Glenn L. Halpryn	Director	June 27, 2014
Glenn L. Halpryn

/s/ Micaela Pallini	Director	June 27, 2014
Micaela Pallini

/s/ Steven D. Rubin	Director	June 27, 2014
Steven D. Rubin

/s/ Dennis Scholl	Director	June 27, 2014
Dennis Scholl

/s/ Sergio Zyman	Director	June 27, 2014
Sergio Zyman

/s/ Mark Zeitchick	Director	June 27, 2014
Mark Zeitchick

Page 66