Form 10-K/A
period 2014-03-31
Castle Brands Inc
filed 2014-07-29
CIK 1311538

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2013 closing price was approximately $43,000,000 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 155,057,411 shares of common stock outstanding at July 22, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Castle Brands Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on June 30, 2014 (“Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2014 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

CASTLE BRANDS INC.

FORM 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

We believe that the combination of the various qualifications, skills and experiences of our directors contribute to an effective and well-functioning board and that, individually and as a whole, our directors possess the necessary qualifications to provide effective oversight of our business and quality advice to our management. Listed below are the names, ages and biographies of our current directors. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are duly elected and appointed.

Mark E. Andrews,III, 64, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005. Mr. Andrews served as our chief executive officer from December 2003 until November 2008. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. He also serves as a life trustee of The New York Presbyterian Hospital in New York City. Mr. Andrews' pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

John F. Beaudette, 57, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been president and chief executive officer of MHW Ltd., a national beverage alcohol import, distribution and service company located in Manhasset, New York. MHW Ltd. provides U.S. import and distribution services to wineries, breweries, and distilleries throughout the world. He serves as Vice Chairman of the board of directors of The National Association of Beverage Importers Inc. (NABI). Mr. Beaudette's pertinent experience, qualifications, attributes and skills include industry expertise, managerial experience and the knowledge and experience he has attained through his service as a director of our corporation.

Henry C. Beinstein, 71, has served as a director of our company since January 2009. He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since March 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns more than 70% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. He also served as a director of New Valley from March 1994 to December 2005. Since May 2001, Mr. Beinstein has served as a director of Ladenburg Thalmann Financial Services Inc., a publicly-traded diversified financial services company. Mr. Beinstein is a certified public accountant in New York and New Jersey and previously was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Harvey P. Eisen, 71, has served as a director of our company since January 2009. Mr. Eisen has served as chairman of the board and chief executive officer of Wright Investors Service Holdings, Inc. (formerly National Patent Development Corporation) since June 2007 and has also served as its president since July 2007. He has served as chairman and managing member of Bedford Oak Advisors, LLC, an investment partnership, since 1998. Prior thereto, Mr. Eisen served as senior vice president of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993. Mr. Eisen has over 30 years of asset management experience, is often consulted by the national media for his views on the investment marketplace, is frequently quoted in the financial media and also has appeared and currently appears regularly on such television networks. Mr. Eisen has also been a director of GP Strategies Corporation, a provider of customized training solutions, since 2002 and has served as its chairman of the board since 2005. Mr. Eisen’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Phillip Frost, M.D., 77, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007. In March 2010, Dr. Frost was named chairman of the board of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, and had previously served as vice chairman of the board of directors since January 2006 when Teva acquired IVAX Corporation. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company. Since July 2006, Dr. Frost has served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. Dr. Frost also serves as director for CoCrystal Pharma, Inc., a biotechnology company, and Senesco Technologies, Inc., a clinical-stage biotech company specializing in cancer therapeutics. He also serves as chairman of Temple Emanu-El, as a member of the Florida Council of 100 and as a trustee for each of the University of Miami, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc. from1972 until its acquisition by Schering Plough Corporation in 1986 and served as chairman of the board of directors and chief executive officer of IVAX from 1987 to January 2006. Dr. Frost previously served as a director of Northrop Grumman Corp., Continucare Corp. (until its merger with Metropolitan Health Networks, Inc.), PROLOR Biotech, Inc. (until it was acquired by OPKO Health, Inc.), Ideation Acquisition Corp. (now Tiger Media Inc.) and TransEnterix, Inc., and as governor and co-vice-chairman of the American Stock Exchange (now NYSE MKT). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Glenn L. Halpryn, 53, has served as a director of our company since October 2008. Mr. Halpryn has been the chief executive officer and a director of Transworld Investment Corporation, a private investment company, since June 2001 and has served as director of ChromaDex Corporation, a natural products company, since 2010. Mr. Halpryn previously served as a director of Sorrento Therapeutics, Inc. (formerly QuikByte Software, Inc.) from 2008 to 2012, Tiger Media, Inc. (formerly SearchMedia Holdings Limited) from 2008 until 2011, SG Blocks, Inc. (formerly CDSI Holdings Inc.) from 2010 until 2011 and Winston Pharmaceuticals, Inc. (formerly Getting Ready Corporation) from to 2006 until 2010. From June 1987 until April 2012, Mr. Halpryn served as president and beneficial owner of United Security Corporation, which was a broker-dealer registered with FINRA. Mr. Halpryn's pertinent experience, qualifications, attributes and skills include his managerial experience, financial literacy and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Richard J. Lampen, 60, has served as our president and chief executive officer and as a director of our company since October 2008. Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996. From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel and a director of New Valley LLC, now a subsidiary of Vector Group Ltd. Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc. From January 1997 until January 2014, Mr. Lampen served as a director of SG Blocks, Inc. (formerly CDSI Holdings Inc.), a company that converts shipping containers for construction use, and from November 1998 until November 2011 served as its president and chief executive officer. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company and as president and chief executive officer since 2008, his managerial experience and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Micaela Pallini, Ph.D.,45, has served as a director of our company since October 2008. Ms. Pallini has served since May 1997 as a director and the head of production of Pallini S.p.A. (formerly known as I.L.A.R. S.p.A.), a producer of alcoholic beverages located in Rome, Italy and a supplier to our company under an exclusive marketing agreement. Ms. Pallini is also a member of the board of directors of Unindustria, the association of industrial entrepreneurs of Rome, Frosinone, Viterbo and Rieti and President of the Food Division of Unindustria; a member of the board of directors and the audit committee of Federvini, the national association of Italian wine, spirit and liqueur providers; and a Vice President of D52, a national association for the promotion of women in business in Italy. Ms. Pallini was engaged in research activities before assuming her position with Pallini S.p.A. Ms. Pallini's pertinent experience, qualifications, attributes and skills include her industry experience, managerial experience and the knowledge and experience she has attained through her service as a director of our corporation.

Steven D. Rubin, 53, has served as a director of our company since January 2009. Mr. Rubin has served as executive vice president — administration since May 2007 and as a director of OPKO Health, Inc. since February 2007. Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until its merger with Teva Pharmaceutical Industries Ltd. in September 2006. Mr. Rubin currently serves on the board of directors of Tiger Media Inc., a multi-platform media company and one of the largest operators of integrated outdoor billboard and in-elevator advertising networks in China, Neovasc, Inc., a medical device company, Kidville, Inc., an operator of upscale learning and play facilities for children, Tiger X Medical, Inc., a former medical device company, and Non-Invasive Monitoring Systems, Inc., a medical device company. Mr. Rubin previously served as a director of Dreams, Inc., Safestitch Medical, Inc. (now TransEnterix, Inc.) and PROLOR Biotech, Inc. Mr. Rubin's pertinent experience, qualifications, attributes and skills include financial literacy and expertise, legal experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Dennis Scholl, 58, has served as a director of our company since September 2009. From September 2003 to September 2009, Mr. Scholl has served as co-founder and managing member of Betts & Scholl, LLC, which developed the Betts & Scholl wine brand. We acquired the assets of Betts & Scholl in September 2009. Since February 2009, Mr. Scholl has served as Vice President/Arts of the John S. and James L. Knight Foundation, a charitable foundation. Since September 1987, Mr. Scholl has been founder and vice president of Morada Ventures, a firm engaged in real estate development and venture capital investment in the technology and pharmaceutical industries. Mr. Scholl’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and industry experience.

Mark Zeitchick, 48, has served as a director of our company since March 2014. Mr. Zeitchick has been executive vice president of Ladenburg Thalmann Financial Services Inc. since September 2006 and has served as a director of Ladenburg Thalmann Financial Services Inc. since 1999. From August 1999 until December 2003, Mr. Zeitchick served as an executive vice president of Ladenburg Thalmann Financial Services Inc. and from September 2006 until December 2011, Mr. Zeitchick served as president and chief executive officer of its subsidiary Ladenburg Thalmann & Co. Inc. Mr. Zeitchick has been a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick's pertinent experience, qualifications, attributes and skills include managerial and financial experience and the knowledge and experience he has attained through his service as a director and officer of a publicly-traded corporation.

Sergio Zyman, 69, has served as a director of our company since May 2013. Mr. Zyman has served as President of Sergio Zyman & Company, a marketing consulting firm, since April 2008. In 1999, Mr. Zyman founded Zyman Group, a marketing consulting firm, and served as its chairman from 1999 until April 2008. From 1993 until 1998, Mr. Zyman served as the chief marketing officer of The Coca Cola Company, where he was also employed from 1979 until 1990. From October 2012 until October 2013 and from January 2012 until October 2013, Mr. Zyman served as chief executive officer and a director, respectively, of Usell.com, Inc., a publicly-traded technology company focused on creating an online marketplace for selling small consumer electronics. From June 2009 until March 2010, Mr. Zyman served as a director of Tropicana Las Vegas Hotel & Casino, Inc., a publicly-traded company that owns and operates the Tropicana Las Vegas hotel and casino. Mr. Zyman's pertinent experience, qualifications, attributes and skills include his marketing experience and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	60	President and Chief Executive Officer
John S. Glover	59	Chief Operating Officer
T. Kelley Spillane	51	Senior Vice President — Global Sales
Alfred J. Small	45	Senior Vice President, Chief Financial Officer, Treasurer & Secretary
Alejandra Pena	47	Senior Vice President — Marketing

Listed below are biographical descriptions of our current executive officers. For Mr. Lampen’s information, see the description under “ Directors ” above.

John S. Glover, our chief operating officer, joined us in February 2008. From February 2008 to October 2008, Mr. Glover served as our senior vice president — marketing, and from October 2008, he has served as our chief operation officer. From June 2006 to February 2008, Mr. Glover served as senior vice president ― commercial management of Remy Cointreau USA. From January 2001 to June 2006, Mr. Glover served in various management positions at Remy Cointreau in the United States and France. From January 1999 to January 2001, he was a managing director and chief marketing officer for Bols Royal Distilleries in the Netherlands.

T. Kelley Spillane, our senior vice president — global sales, joined us in April 2000. From April 2000 to December 2003, Mr. Spillane served as vice president — sales of Great Spirits Company, and was appointed executive vice president — U.S. sales in December 2003. He has served as our senior vice president — global sales since June 2013. Prior to joining us, Mr. Spillane worked at Carillon Importers Limited, a division of Grand Metropolitan PLC. Carillon developed and launched Absolut Vodka and Bombay Sapphire Gin. At Carillon, Mr. Spillane served as assistant manager for its control states and duty free divisions and was promoted to director of special accounts, focusing on expanding sales in national accounts.

Alfred J. Small, our senior vice president, chief financial officer, treasurer and secretary joined us in October 2004. Mr. Small has served as our chief financial officer and treasurer since November 2007 and as our secretary since January 2009. He previously served as our vice president-controller from March 2007 until November 2007 and has served as our principal accounting officer since October 2006. From February 1999 until October 2004, Mr. Small served in various accounting roles, including senior accountant at Grodsky Caporrino & Kaufman, CPA PC. Mr. Small is a certified public accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended March 31, 2014.

Code of Business Conduct

Our board of directors has adopted a code of business conduct, which applies to all of our directors, executive officers and employees. The code of business conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees. Our code of conduct is posted on our investor relations web site at http:/investor.castlebrandsinc.com. We intend to post amendments to, or waivers from a provision of, our code of business conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website.

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

Audit Committee Information

Our board has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Beinstein (Chair), Halpryn and Rubin comprise our audit committee. Our board of directors has determined that each member of the audit committee is an independent director and is financially literate as required by the applicable rules of NYSE MKT and the SEC. The audit committee is responsible for, among other things:

•	appointing, replacing, overseeing and compensating the work of our independent registered public accounting firm;

•	reviewing and discussing with management and our independent registered public accounting firm our quarterly financial statements and discussing with management our earnings releases;

•	pre-approving all auditing services and permissible non-audit services provided by our independent registered public accounting firm;

•	engaging in a dialogue with our independent registered public accounting firm regarding relationships that may adversely affect the independence of the independent registered public accounting firm and, based on such review, assessing the independence of our independent registered public accounting firm;

•	providing the audit committee report to be filed with the SEC in our annual proxy statement;

•	reviewing with our independent registered public accounting firm the adequacy and effectiveness of the internal controls over our financial reporting;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the confidential anonymous submission by our employees of anonymous concerns regarding questionable accounting or auditing matters;

•	reviewing and pre-approving related-party transactions;

•	reviewing and discussing with management and our independent registered public accounting firm management’s annual assessment of the effectiveness of the internal controls;

•	reviewing and discussing with management and our independent registered public accounting firm the adequacy and effectiveness of our internal controls including any significant deficiencies in the design or operation of our internal controls or material weaknesses and any fraud, whether or not material, that involves our management or other employees who have a significant role in our internal controls and the adequacy and effectiveness of our disclosure controls and procedures; and

•	reviewing and assessing annually the adequacy of the audit committee charter.

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

Our compensation committee has the sole authority and responsibility to review and determine, or recommend to our board of directors for determination, the compensation package of our chief executive officer and each of our other named executive officers, each of whom is identified in the Summary Compensation Table below. Our compensation committee also considers the design and effectiveness of the compensation program for our other executive officers and approves the final compensation package, employment agreements and stock award and option grants for all of our executive officers. Our compensation committee is composed entirely of independent directors who have never served as officers of our company. Our compensation committee is authorized to engage compensation consultants, but did not do so in the fiscal years ended March 31, 2014 or 2013.

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

Generally, our compensation committee reviews and, as appropriate, modifies compensation arrangements for executive officers in the first quarter of each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below. For the fiscal year ended March 31, 2014, except for our president and chief executive officer’s compensation, our compensation committee also considered our president and chief executive officer’s executive compensation recommendations, which recommendations were presented at the time of our compensation committee’s annual review of executive performance and compensation arrangements. In making such determinations, the compensation committee considered the overall performance of each executive and their contribution to the growth of our company and its products as well as overall company performance through personal and corporate achievements. As we are not yet cash-flow positive, the compensation committee considered each executive officer’s contributions to brand growth, cost management and long-term value creation for our shareholders for the fiscal year ended March 31, 2014, as well as the retention of our executive officers.

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the company.

Summary Compensation Table

The following table shows the compensation paid to our named executive officers for our 2014 and 2013 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total
Richard J. Lampen	2014	—	—	$85,886	—	$85,886
President and chief executive officer	2013	—	—	81,916	—	81,916
John S. Glover	2014	$295,970	$50,000	44,193	—	390,163
Chief operating officer	2013	287,350	40,000	30,988	—	358,338
T. Kelley Spillane	2014	284,744	25,000	15,153	$ 1,415 (2)	326,312
Senior vice president – global sales	2013	276,450	23,000	10,341	1,415 (2)	311,206

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2014 and 2013 fiscal years for the fair value of stock-based compensation granted in fiscal 2013 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 13 to our consolidated financial statements for the year ended March 31, 2014 included in the Original 10-K regarding the assumptions underlying the valuation of these grants.

(2)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane.

Narrative Disclosure to Summary Compensation Table

Material Terms of Named Executive Officers’ Employment Agreements

The material terms of Messrs. Glover’s and Spillane’s employment agreements are described in the table below. Mr. Lampen, our president and chief executive officer, does not receive a salary or benefits from us in connection with his service. Instead, we are party to a management services agreement with Vector Group Ltd. (“Vector Group”), a more than 5% shareholder, under which Vector Group agreed to make available to us Mr. Lampen’s services. For a discussion of this agreement, see “Item 13 - Certain Relationships and Related Transactions, Director Independence - Related Party Transactions - Agreement with Vector Group Ltd.”

Certain Material Terms of Employment Agreements with Named Executive Officers

Named Executive Officer	Date of Agreement		Current Annual Base Salary under the Agreement (1)	Performance Bonus (as Percentage of Annual Base Salary Unless Otherwise Indicated)		Expiration Date of Agreement	Duration of Severance Payments (2)
Richard J. Lampen	—		—	—		—	—
John S. Glover	1/24/2008	(3)	$304,850	Up to 60%		3/31/2016	12 months
T. Kelley Spillane	5/2/2005	(4)	293,286		(5)	3/31/2016	12 months

(1)	Increases in Messrs. Glover’s and Spillane’s base salaries are at the compensation committee’s sole discretion.

(2)	Please see “Potential Payments Upon Termination or Change in Control” below for a full description of these severance obligations.

(3)	Mr. Glover’s employment agreement was amended on January 24, 2014.

(4)	Mr. Spillane’s employment agreement was amended on January 24, 2014.

(5)	Mr. Spillane’s employment agreement calls for him to receive performance bonuses at the discretion of our compensation committee, with no specific percentage stated.

Annual Incentives to Named Executive Officers

We paid aggregate cash bonuses to our named executive officers for fiscal 2014 as follows: Mr. Glover – $50,000 and Mr. Spillane – $25,000. We paid aggregate cash bonuses to our named executive officers for fiscal 2013 as follows: Mr. Glover – $40,000 and Mr. Spillane – $23,000. Mr. Lampen did not receive a cash bonus for fiscal 2014 or 2013. These bonus payments are included in the Summary Compensation Table above under the heading “Bonus.”

The following table summarizes the outstanding equity awards held by our named executive officers at March 31, 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard J. Lampen	1,000,000	—		$0.35	11/3/2018
	300,000	100,000	(1)	$0.35	6/11/2020
	250,000	250,000	(2)	$0.33	6/20/2021
	125,000	375,000	(3)	$0.31	6/8/2022
	—	500,000	(4)	$0.38	6/5/2023
John S. Glover	60,000	—		$1.90	1/24/2018
	15,400	—		$0.21	6/9/2018
	50,000	—		$0.35	6/22/2019
	168,750	56,250	(1)	$0.35	6/11/2020
	125,000	125,000	(2)	$0.33	6/20/2021
	62,500	187,500	(3)	$0.31	6/8/2022
	—	250,000	(4)	$0.38	6/5/2023
T. Kelley Spillane	5,000	—		$8.00	1/27/2015
	7,500	—		$7.23	6/12/2016
	33,900	—		$0.21	6/9/2018
	35,000	—		$0.35	6/22/2019
	48,750	16,250	(1)	$0.35	6/11/2020
	17,100	—		$0.35	12/7/2020
	29,767	14,833	(5)	$0.31	6/15/2021
	13,867	6,933	(6)	$0.26	12/19/2021
	14,444	28,889	(7)	$0.28	6/13/2022
	—	85,000	(8)	$0.38	6/5/2023

(1)	This option vests in four equal annual installments with the first installment vested on June 11, 2011.

(2)	This option vests in four equal annual installments with the first installment vested on June 20, 2012.

(3)	This option vests in four equal annual installments with the first installment vested on June 8, 2013.

(4)	This option vests in four equal annual installments with the first installment vesting on June 5, 2014.

(5)	This option vests in three equal annual installments with the first installment vested on June 15, 2012.

(6)	This option vests in three equal annual installments with the first installment vested on December 19, 2012.

(7)	This option vests in three equal annual installments with the first installment vested on June 13, 2013.

(8)	This option vests in three equal annual installments with the first installment vesting on June 5, 2014.

Timing of Equity Grants

For all of our employees, including our named executive officers, grants of equity-based compensation are effective on the date that our compensation committee approves them. All stock option grants to employees, including our named executive officers, are made with an exercise price at least equal to the fair market value of the underlying stock on the grant date. Our compensation committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates.

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

Material Tax Implications of Our Compensation Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our shareholders. Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We did not pay any compensation during fiscal 2014 that would be subject to the limitations set forth in section 162(m).

Potential Payments Upon Termination or Change in Control

The following describes the potential payments upon termination or a change in control for our named executive officers.

Termination Without Cause

Each of Messrs. Glover and Spillane have employment agreements with us that provide for potential payments in the event of their termination.

Under these employment agreements, if we terminate the executive’s employment without “cause,” we have agreed to pay the executive his annual base salary and a pro-rated bonus, and for Mr. Glover, provide benefits to maintain medical insurance, for 12 months following termination.

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

Termination by Employee with Good Reason

Each of Mr. Glover’s and Mr. Spillane’s employment agreements provides that if he terminates his employment for “good reason,” we have agreed to pay the executive his annual base salary and a pro-rated bonus, and for Mr. Glover, provide benefits to maintain medical insurance, for 12 months following termination.

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

Each of Mr. Glover and Mr. Spillane is prohibited from, during the term of his employment and for 12 months thereafter, (1) competing with us, (2) soliciting our employees and (3) soliciting our customers.

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

The following table quantifies for each named executive officer the estimated potential severance payments and benefits that would be provided, if each termination circumstance set forth below occurred on March 31, 2014.

Named Executive Officer	Severance Payment (1)	Estimated Value of Benefits (2)	Benefit of Acceleration for Vesting of Option Awards (3)
Richard J. Lampen
Termination without cause/with good reason	—	—	—
Non-renewal of employment agreement	—	—	—
Termination due to disability	—	—	—
Change in control	—	—	$1,046,250

John S. Glover
Termination without cause/with good reason	$295,970	$17,496	528,438
Non-renewal of employment agreement	147,985	8,748	N/A
Termination due to disability	295,970	N/A	528,438
Change in control	295,970	17,496	528,438

T. Kelley Spillane
Termination without cause/with good reason	284,744	N/A	129,847
Non-renewal of employment agreement	142,372	12,618	N/A
Termination due to disability	284,744	N/A	129,847
Change in control	284,744	N/A	129,847

(1)	Severance payments would be paid out over the duration of the severance period.

(2)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2014.

(3)	The estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 31, 2014, which was $1.20, and the exercise price of the stock option. This column shows a benefit for each of Messrs. Lampen, Glover and Spillane due to the accelerated vesting of option awards granted to each such named executive officer.

Director Compensation

The following table summarizes compensation paid to directors during our 2014 fiscal year.

Fiscal 2014 Director Compensation

Name	Fees Earned or Paid in Cash		Option Awards (1) (Includes Prior Fiscal Years)		Total
Mark E. Andrews, III	—	(2)	$44,005	(2)	$44,005
John Beaudette	$12,500		2,778	(3)	15,278
Henry C. Beinstein	17,500		2,778	(4)	20,278
Harvey P. Eisen	15,000		2,778	(5)	17,778
Phillip Frost, M.D.	10,000		2,778	(6)	12,778
Glenn L. Halpryn	17,500		2,778	(7)	20,278
Richard J. Lampen	—	(8)	—		—
Micaela Pallini	10,000		2,778	(9)	12,778
Steven D. Rubin	20,000		2,778	(10)	22,778
Dennis Scholl	10,000		4,907	(11)	14,907
Mark Zeitchick	178		1,528	(12)	1,706
Sergio Zyman	8,956		51,292	(13)	60,248

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2014 fiscal year for the fair value of stock options granted in fiscal 2014 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 13 to our consolidated financial statements for fiscal 2014 included in the Original 10-K regarding the assumptions underlying the valuation of these option grants.

(2)	Mr. Andrews, our chairman, receives an annual salary of $100,000. We do not pay any additional cash compensation for his services as a director. As of March 31, 2014, Mr. Andrews held options to purchase 1,075,000 shares of our common stock.

(3)	As of March 31, 2014, Mr. Beaudette held options to purchase 125,500 shares of our common stock.

(4)	As of March 31, 2014, Mr. Beinstein held options to purchase 180,000 shares of our common stock.

(5)	As of March 31, 2014, Mr. Eisen held options to purchase 180,000 shares of our common stock.

(6)	As of March 31, 2014, Dr. Frost held options to purchase 200,000 shares of our common stock.

(7)	As of March 31, 2014, Mr. Halpryn held options to purchase 200,000 shares of our common stock.

(8)	Mr. Lampen, our president and chief executive officer, receives no additional compensation for his services as a director.

(9)	As of March 31, 2014, Ms. Pallini held options to purchase 200,000 shares of our common stock.

(10)	As of March 31, 2014, Mr. Rubin held options to purchase 180,000 shares of our common stock.

(11)	As of March 31, 2014, Mr. Scholl held options to purchase 180,000 shares of our common stock.

(12)	As of March 31, 2014, Mr. Zeitchick held options to purchase 100,000 shares of our common stock.

(13)	As of March 31, 2014, Mr. Zyman held options to purchase 1,120,000 shares of our common stock.

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

Share Ownership

The table below shows the number of shares of our common stock beneficially owned as of July 22, 2014 by (i) those persons or groups known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, who we refer to as named executive officers, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each individual or group is based upon information in SEC documents, other publicly available information or information available to us. Percentage ownership information is based on 155,057,411 shares of our common stock issued and outstanding as of July 22, 2014.

Shares of our common stock issuable upon the exercise of options or warrants or the conversion of convertible notes that are presently exercisable or convertible or exercisable within 60 days of July 22, 2014 are deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares	Percent
Common Stock:
Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., Suite 1500
Miami, FL 33137	53,873,662	34.6%
Vector Group Ltd. (2)
4400 Biscayne Blvd., 10th Floor
Miami, FL 33137	12,893,382	8.3%
Pallini S.p.A. (3)
via Tiburtina, 1314
00131 Roma, Italy	8,571,432	5.5%
Mark E. Andrews, III (4)	5,512,978	3.5%
John Beaudette (5)	129,746	*
Henry C. Beinstein (6)	260,000	*
Harvey P. Eisen (7)	160,000	*
John S. Glover (8)	1,202,927	*
Glenn L. Halpryn (9)	4,454,267	2.9%
Richard J. Lampen (10)	4,087,176	2.6%
Micaela Pallini (11)	180,000	*
Steven D. Rubin (12)	161,000	*
Dennis Scholl (13)	4,155,746	2.7%
T. Kelley Spillane (14)	522,802	*
Mark Zeitchick	—	—
Sergio Zyman (15)	360,433	*
All directors and executive officers as a group (16 persons) (16)	75,523,702	48.33%

* Less than 1 percent.

(1)	This information has been derived from a Schedule 13D, as amended, filed with the SEC on March 14, 2014. Includes 180,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014. Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust. Frost-Nevada Limited Partnership is the sole and exclusive beneficiary of Frost Nevada Investments Trust. Dr. Frost is one of five limited partners of Frost-Nevada Limited Partnership and the sole shareholder of Frost-Nevada Corporation, which is the sole general partner of Frost Nevada Limited Partnership. Dr. Frost disclaims beneficial ownership of the shares underlying the warrants and the shares held by Frost Nevada Investments Trust, except to the extent of his pecuniary interest. Also includes (i) 43,167,540 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee and (ii) 555,556 shares of common stock issuable upon conversion of $500,000 aggregate principal amount of convertible notes held by Frost Gamma Investments Trust. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.

(2)	This information has been derived from a Schedule 13D, as amended, filed with the SEC on March 14, 2014. Includes 222,222 shares of common stock issuable upon conversion of $200,000 aggregate principal amount of convertible notes. Excludes (i) 4,087,176 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group Ltd., and a director and the president and chief executive officer of our company, and (ii) 260,000 shares of common stock beneficially owned by Henry C. Beinstein, a director of our company, who is also a director of Vector Group.

(3)	This information has been derived from a Schedule 13D, as amended, filed with the SEC on June 18, 2014. Excludes (i) 114,412 shares of common stock owned by Virgilio Pallini, an officer and director of, and holder of shareholder voting rights in, Pallini S.p.A., as to which Pallini S.p.A. disclaims beneficial ownership pursuant to Rule 13d-4 and (ii) 180,000 shares of common stock beneficially owned by Micaela Pallini, a director of our company, who is an officer and director of Pallini S.p.A.

(4)	Includes 1,183,079 shares of common stock held by Knappogue Corp. Knappogue Corp. is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Includes 55,556 shares of common stock issuable upon conversion of $50,000 aggregate principal amount of convertible notes. Also includes 700,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014 and 2,887,659 shares of common stock held jointly by Mr. Andrews and his wife.

(5)	Includes 24,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal shareholder. Mr. Beaudette disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 105,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014.

(6)	Includes 160,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014. Excludes shares of common stock beneficially owned by Vector Group Ltd., of which Mr. Beinstein serves as a director.

(7)	Includes 160,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014.

(8)	Includes 725,400 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014.

(9)	Includes 2,857,144 shares of common stock held by Halpryn Group IV, LLC, of which Mr. Halpryn is a member. Mr. Halpryn disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein. Also includes 222,222 shares of common stock issuable upon conversion of $200,000 aggregate principal amount of convertible notes. Includes 180,000 shares of common stock issuable upon exercise of options held by Mr. Halpryn exercisable within 60 days of July 22, 2014.

(10)	Includes 2,150,000 shares of common stock issuable upon exercise of options held by Mr. Lampen exercisable within 60 days of July 22, 2014. Also includes (i) 940,000 shares of common stock and (ii) 55,556 shares of common stock issuable upon conversion of $50,000 aggregate principal amount of convertible notes, each held by Mr. Lampen’s wife. Excludes shares of common stock beneficially owned by Vector Group Ltd., of which Mr. Lampen serves as an executive officer.

(11)	Includes 180,000 shares of common stock issuable upon exercise of options held by Ms. Pallini exercisable within 60 days of July 22, 2014. Excludes (i) 8,571,432 shares of common stock held by Pallini S.p.A., of which Ms. Pallini is an officer, and (ii) 114,412 shares of common stock owned by Virgilio Pallini, Ms. Pallini’s father, as to which she disclaims beneficial ownership pursuant to Rule 13d-4.

(12)	Includes 160,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014.

(13)	Includes 111,111 shares of common stock issuable upon conversion of $100,000 aggregate principal amount of convertible notes. Includes 160,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014.

(14)	Includes 279,239 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014.

(15)	Includes 358,333 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014.

(16)	Includes (i) 5,782,322 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2014 and (ii) 1,000,003 shares of common stock issuable upon conversion of $900,000 aggregate principal amount of convertible notes.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2014 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	12,951,809	$0.56	9,720,000
Equity compensation plans not approved by security holders	-	-	-
Total	12,951,809	$0.56	9,720,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related-Party Policy

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

A director may not participate in the approval of any transaction in which he or she is a related party, but must provide the audit committee with all material information concerning the transaction. Also, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Related Party Transactions

Relationship with Pallini S.p.A.

Since August 2004, we have had an agreement with Pallini S.p.A. (formerly known as I.L.A.R. S.p.A.), which became a more than 5% shareholder in October 2008, under which we are the exclusive U.S. importer for Pallini Limoncello and its flavor extensions. In January 2011, we entered into an agreement with Pallini Internazionale S.r.l. (“Pallini”), as successor in interest to I.L.A.R., regarding the importation and distribution of certain Pallini brand products, under which the exclusive territory is the fifty states of the United States of America and the District of Columbia, but does not include Puerto Rico, overseas territories or military bases of the United States that were included in the August 2004 agreement. The January 2011 agreement supersedes our August 2004 agreement with Pallini S.p.A. Ms. Pallini, one of our directors, is a director and the head of production of Pallini S.p.A. For the fiscal years ended March 31, 2014 and 2013, we purchased $3,467,812 and $3,685,192 of goods from Pallini, respectively. As of March 31, 2014 and 2013, Pallini owed us $115,288 and $34,628 for its share of marketing expense, respectively. Also, as of March 31, 2014 and 2013, we were indebted to Pallini for $229,557 and $967,188, respectively.

Agreement with Ladenburg Thalmann Financial Services Inc.

In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. for its costs in providing certain administrative, legal and financial services to us. Mr. Lampen, our president and chief executive officer and a director, is the president and chief executive officer and a director of Ladenburg Thalmann Financial Services Inc. Dr. Frost, one of our directors, is the chairman and principal shareholder of Ladenburg Thalmann Financial Services Inc. Mr. Beinstein, one of our directors, is a director of Ladenburg Thalmann Financial Services Inc. Mr. Zeitchick, one of our directors, is an executive vice president and a director of Ladenburg Thalmann Financial Services Inc. For the fiscal years ended March 31, 2014 and 2013, Ladenburg Thalmann Financial Services Inc. was paid $126,000 and $154,972, respectively, under this agreement.

Agreement with Vector Group Ltd.

In November 2008, we entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the fiscal years ended March 31, 2014 and 2013, we paid Vector Group $104,746 and $113,406, respectively, under this agreement. Mr. Beinstein, a director of our company, is also a director of Vector Group.

Loans from Certain Executive Officers, Directors and Shareholders

In October 2013, we entered into a 5% Convertible Subordinated Note Purchase Agreement, which we refer to as the Note Purchase Agreement, with the lending parties thereto, which provides for the issuance of an aggregate initial principal amount of $2.1 million unsecured subordinated notes, which we refer to as the Convertible Notes. The lending parties include certain related parties of ours, including an affiliate of Dr. Frost ($500,000), a director of ours and our principal shareholder, Mr. Andrews ($50,000), our chairman, an affiliate of Mr. Lampen ($50,000), a director of ours and our president and chief executive officer, an affiliate of Mr. Halpryn ($200,000), a director of ours, Mr. Scholl ($100,000), a director of ours, and Vector Group Ltd. ($200,000), a more than 5% shareholder of ours, of which Mr. Lampen is an executive officer and Mr. Beinstein is a director. We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson's bourbon brand.

The Convertible Notes bear interest at a rate of 5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year beginning on December 15, 2013 until their maturity date of December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock at a conversion price of $0.90 per share, which we refer to as the Conversion Price. The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. The issuance of the Convertible Notes closed on October 31, 2013.

We may forcibly convert all or any part of the Convertible Notes and all accrued but unpaid interest thereon if (i) the average daily volume of our common stock (as reported on the principal market or exchange on which the common stock is listed or quoted for trading) exceeds $50,000 per trading day and (ii) the volume weighted average price of the common stock for at least twenty (20) trading days during any thirty (30) consecutive trading day period exceeds 250% of the then-current Conversion Price. Any forced conversion will be applied ratably to the holders of all Convertible Notes issued pursuant to the Note Purchase Agreement based on each holder’s then-current note holdings.

As of July 29, 2014, an aggregate of $2.138 million, consisting of $2.125 million of principal and $12,984 of accrued interest, was outstanding under the Convertible Notes. No amount of principal was paid on the Convertible Notes during the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2014, we paid the following amounts of interest to the related party holders of the Convertible Notes: an affiliate of Dr. Frost ($9,444), Mr. Andrews ($944), an affiliate of Mr. Lampen ($944), an affiliate of Mr. Halpryn ($3,778), Mr. Scholl ($1,889) and Vector Group Ltd. ($3,778).

In August 2013, we entered into a Loan Agreement, which we refer to as the Junior Loan Agreement, by and between us and the lending parties thereto, which we refer to as the Junior Lenders, which provides for an aggregate $1.25 million unsecured loan to us, which we refer to as the Junior Loan. The Junior Loan bears interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and matures on October 15, 2015. The Junior Loan may be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contains customary events of default, which, if uncured, entitle each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provides for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders include an affiliate of Dr. Frost ($200,000), Mr. Andrews ($50,000) and an affiliate of Mr. Lampen ($50,000). As of July 29, 2014, an aggregate of $1.284 million, consisting of $1.25 million of principal and $33,993 of accrued interest, was outstanding under the Junior Loan Agreement. No amount of principal was paid under the Junior Loan Agreement during the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2014, we paid the following amounts of interest to the related party Junior Lenders: an affiliate of Dr. Frost ($10,633), Mr. Andrews ($2,658) and an affiliate of Mr. Lampen ($2,658).

In March 2013, we entered into a Second Amendment to our Loan Agreement with Keltic Financial Partners II, LP, which we refer to as Keltic, to, among other things, provide for a term loan of $2.5 million, which we refer to as the Bourbon Term Loan, which was used for the purchase of bourbon inventory in March 2013. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the loan agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Bourbon Term Loan currently bears interest at 7.50%. We are required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on December 31, 2016. Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into the participation agreement providing for an aggregate of $750,000 of the initial $2.5 million principal amount of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Bourbon Term Loan, including an affiliate of Dr. Frost ($500,000), Mr. Andrews ($50,000) and an affiliate of Mr. Lampen ($50,000). Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we pay the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000. As of July 29, 2014, an aggregate of $1.595 million, consisting of $1.585 million of principal and $9,578 of accrued interest, was outstanding under the participation agreement. During the fiscal year ended March 31, 2014, we paid the following amounts of principal to related parties under the participation agreement: an affiliate of Dr. Frost ($96,354), Mr. Andrews ($9,635) and an affiliate of Mr. Lampen ($9,635). During the fiscal year ended March 31, 2014, we paid the following amounts of interest to related parties under the participation agreement: an affiliate of Dr. Frost ($29,994), Mr. Andrews ($2,999) and an affiliate of Mr. Lampen ($2,999).

Independence of Directors

We follow the NYSE MKT rules in determining if a director is independent. Our board of directors also consults with our counsel to ensure that the board’s determination is consistent with those rules and all other relevant laws and regulations regarding director independence. Consistent with these considerations, our board of directors has determined that Messrs. Beaudette, Beinstein, Eisen, Halpryn, Rubin, Zeitchick and Zyman are independent directors. The other remaining directors may not be deemed independent under the NYSE MKT rules because they currently have relationships with us that may result in them being deemed not “independent.” All members of our audit, compensation and nominating and corporate governance committees are independent. The members of our audit committee are also independent under Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

Fees Paid to EisnerAmper LLP

The following table sets forth the fees that we were billed for the audit and other services provided by EisnerAmper LLP, our independent auditors, in fiscal years 2014 and 2013:

	2014	2013
Audit Fees	$231,000	$225,000
Audit-Related Fees	50,555	1,500
Tax Fees	—	—
All Other Fees	—	—
Total	$281,555	$226,500

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

Audit-Related Fees

This category includes assurance and related services provided by EisnerAmper LLP in connection with our common stock equity distribution agreement, not reported above under “Audit Fees.”

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

Our audit committee pre-approved all fees of our principal accounting firm for fiscal 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)

Exhibit
Number	Exhibit
31.3	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2014.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	July 29, 2014
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	July 29, 2014
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark E. Andrews, III*	Director	July 29, 2014
Mark E. Andrews, III

/s/ John F. Beaudette*	Director	July 29, 2014
John F. Beaudette

/s/ Henry C. Beinstein*	Director	July 29, 2014
Henry C. Beinstein

/s/ Harvey P. Eisen*	Director	July 29, 2014
Harvey P. Eisen

/s/ Phillip Frost, M.D.*	Director	July 29, 2014
Phillip Frost, M.D.

/s/ Glenn L. Halpryn *	Director	July 29, 2014
Glenn L. Halpryn

/s/ Micaela Pallini *	Director	July 29, 2014
Micaela Pallini

/s/ Steven D. Rubin*	Director	July 29, 2014
Steven D. Rubin

/s/ Dennis Scholl*	Director	July 29, 2014
Dennis Scholl
/s/ Mark Zeitchick*	Director	July 29, 2014
Mark Zeitchick
/s/ Sergio Zyman*	Director	July 29, 2014
Sergio Zyman

* By Alfred J. Small, as Attorney-in-Fact pursuant to a Power of Attorney included on the signature page to the Original 10-K.

