Form 10-Q
period 2014-06-30
Castle Brands Inc
filed 2014-08-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The Company had 155,048,709 shares of $.01 par value common stock outstanding at August 12, 2014.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2014	March 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$784,436	$908,501
Accounts receivable — net of allowance for doubtful accounts of $112,253 and $204,418, respectively	7,168,163	8,858,146
Due from shareholders and affiliates	141,842	115,288
Inventories— net of allowance for obsolete and slow moving inventory of $294,196 and $266,473, respectively	19,548,540	14,650,029
Deferred tax assets	293,330	473,330
Prepaid expenses and other current assets	1,921,274	1,575,947

Total Current Assets	29,857,585	26,581,241

Equipment — net	588,085	568,395

Intangible assets — net of accumulated amortization of $6,220,366 and $6,058,005, respectively	8,021,527	8,178,888
Goodwill	496,226	496,226
Restricted cash	413,623	416,565
Other assets	237,958	280,195

Total Assets	$39,615,004	$36,521,510

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$125,855	$20,205
Accounts payable	3,883,271	4,483,764
Accrued expenses	589,979	1,073,188
Due to shareholders and affiliates	1,993,677	1,936,241

Total Current Liabilities	6,592,782	7,513,398

Long-Term Liabilities
Keltic facility	5,414,425	1,953,037
Bourbon term loan (including $421,563 and $484,375 of related-party participation at June 30 and March 31, 2014, respectively)	1,753,700	2,015,000
Notes payable - Junior loan (including $300,000 of related party participation at each of June 30 and March 31, 2014)	1,250,000	1,250,000
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at each of June 30 and March 31, 2014)	2,125,000	2,125,000
Notes payable – GCP Note	214,225	211,580
Deferred tax liability	1,481,266	1,518,304

Total Liabilities	18,831,398	16,586,319

Commitments and Contingencies (Note 13)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized in, none issued	-	-
Common stock, $.01 par value, 300,000,000 shares authorized, 154,948,409 and 151,841,133 shares issued and outstanding at June 30 and March 31, 2014, respectively	1,549,484	1,518,411
Additional paid-in capital	159,514,479	157,485,965
Accumulated deficit	(141,057,800)	(139,561,969)
Accumulated other comprehensive loss	(1,745,593)	(1,724,916)

Total controlling shareholders’ equity	18,260,570	17,717,491

Noncontrolling interests	2,523,036	2,217,700

Total equity	20,783,606	19,935,191

Total Liabilities and Equity	$39,615,004	$36,521,510

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2014	2013
Sales, net*	$11,982,199	$10,418,617
Cost of sales*	7,435,545	6,500,153

Gross profit	4,546,654	3,918,464

Selling expense	3,239,326	2,895,383
General and administrative expense	1,610,616	1,265,605
Depreciation and amortization	216,098	213,124

Loss from operations	(519,386)	(455,648)

Other income, net	16,942	--
Loss from equity investment in non-consolidated affiliate	--	(6,121)
Foreign exchange (loss) gain	(236,447)	60,340
Interest expense, net	(288,642)	(228,819)
Net change in fair value of warrant liability	--	(447,251)
Income tax (expense) benefit, net	(162,962)	37,038

Net loss	(1,190,495)	(1,040,461)
Net income attributable to noncontrolling interests	(305,336)	(252,372)

Net loss attributable to controlling interests	(1,495,831)	(1,292,833)

Dividend to preferred shareholders	--	(189,932)

Net loss attributable to common shareholders	$(1,495,831)	$(1,482,765)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	153,929,182	109,424,026

* Sales, net and Cost of sales include excise taxes of $1,485,515 and $1,424,220 for the three months ended June 30, 2014 and 2013, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

4

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,
	2014	2013
Net loss	$(1,190,495)	$(1,040,461)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(20,677)	40,200

Total other comprehensive (loss) income:	(20,677)	40,200

Comprehensive loss	$(1,211,172)	$(1,000,261)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2014	151,841,133	$1,518,411	$157,485,965	$(139,561,969)	$(1,724,916)	$2,217,700	$19,935,191

Net loss				(1,495,831)		305,336	(1,190,495)
Foreign currency translation adjustment					(20,677)		(20,677)
Issuance of common stock, net of issuance costs	1,247,343	12,474	1,180,235				1,192,709
Exercise of common stock warrants	1,657,802	16,578	613,387				629,965
Surrender of common stock in connection with exercise of common stock warrants	(27,902)	(279)	(30,971)				(31,250)
Exercise of common stock options	230,033	2,300	74,407				76,707
Stock-based compensation			191,456				191,456

BALANCE, JUNE 30, 2014	154,948,409	$1,549,484	$159,514,479	$(141,057,800)	$(1,745,593)	$2,523,036	$20,783,606

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,495)	$(1,040,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,098	213,124
Provision for doubtful accounts	(92,165)	10,500
Amortization of deferred financing costs	48,050	30,392
Change in fair value of warrant liability	--	447,251
Income tax expense (benefit), net	162,962	(37,038)
Loss from equity investment in non-consolidated affiliate	--	6,121
Effect of changes in foreign exchange	236,447	(60,340)
Stock-based compensation expense	191,456	72,533
Changes in operations, assets and liabilities:
Accounts receivable	1,780,782	367,348
Due from affiliates	(26,555)	(71,845)
Inventory	(5,150,717)	(547,749)
Prepaid expenses and supplies	(345,426)	(344,373)
Other assets	(5,813)	(15,517)
Accounts payable and accrued expenses	(1,101,226)	571,697
Accrued interest	2,645	545
Due to related parties	57,438	424,772

Total adjustments	(4,026,024)	1,067,421

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,216,519)	26,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(76,660)	(34,999)
Acquisition of intangible assets	(5,000)	(26,981)
Change in restricted cash	(282)	(251)
Payments under contingent consideration agreements	--	(5,940)

NET CASH USED IN INVESTING ACTIVITIES	(81,942)	(68,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) Keltic facility	3,461,388	(19,256)
Payments on Bourbon term loan	(261,300)	--
Net proceeds from (payments on) foreign revolving credit facility	106,347	(91,080)
Proceeds from issuance of common stock	1,231,241	—
Payments for costs of stock issuance	(38,532)	—
Proceeds from exercise of common stock warrants	598,715	—
Proceeds from exercise of common stock options	76,707	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,174,566	(110,336)

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(170)	640
NET DECREASE IN CASH AND CASH EQUIVALENTS	(124,065)	(150,907)
CASH AND CASH EQUIVALENTS — BEGINNING	908,501	439,323

CASH AND CASH EQUIVALENTS — ENDING	$784,436	$288,416

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$--	$319,043

Interest paid	$219,765	$179,866
Income taxes paid	$35,000	$--

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 —  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2014 is derived from the March 31, 2014 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2014 included in the Company’s annual report on Form 10-K for the year ended March 31, 2014, as amended (“2014 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2014 Form 10-K for additional disclosures and a description of accounting policies.

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka and tequila in the United States, Canada, Europe and Asia.

C.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of non-consolidated affiliate equity investment as a component of net income or loss.

D.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

E.	Impairment of long-lived assets — Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond,” or sold by CB-IRL in Ireland “tax paid.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

H.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company’s income tax benefit for the three months ended June 30, 2014 and 2013 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For the three months ended June 30, 2014, the Company recognized ($162,962) of deferred tax expense, net and for the three months ended June 30, 2013, the Company recognized $37,038 of deferred tax benefits, respectively.

J.	Recent accounting pronouncements — In May 2014, the FASB issued (Accounting Standards Update (“ASU”) No. 2014-09), Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows or financial condition.

In April 2014, the FASB issued ASU No. 2014-08 which provides final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company will adopt the guidance effective April 1, 2015 and the adoption of this guidance is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

In March 2014, the Emerging Issues Task Force (the “Task Force”) reached a final consensus to amend the accounting guidance for stock compensation tied to performance targets (Issue No. 13-D). The objective of this guidance is to clarify the accounting treatment of certain types of performance conditions in stock-based compensation awards, more specifically, when performance targets can be achieved after the requisite service period. The Task Force concluded that performance criteria subsequent to a service period vesting requirement should be treated as vesting conditions, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. Issue No. 13-D will be effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The adoption of this guidance is not expected have a material impact on the Company’s results of operations, cash flows or financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 —  BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends or conversion of convertible notes outstanding. In computing diluted net loss per share for the three months ended June 30, 2014 and 2013, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends or the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2014	2013
Stock options	13,242,974	10,040,765
Warrants to purchase common stock	120,000	11,874,087
Convertible preferred stock and accrued dividends	--	25,615,876
5% Convertible notes	2,361,111	—

Total	15,724,085	47,530,728

NOTE 3 —  INVENTORIES

	June 30,	March 31,
	2014	2014
Raw materials	$9,050,528	$4,502,234
Finished goods – net	10,498,012	10,147,795

Total	$19,548,540	$14,650,029

As of June 30 and March 31, 2014, 12% and 19%, respectively, of raw materials and 6% and 5%, respectively, of finished goods were located outside of the United States.

In March and October 2013 and April 2014, the Company acquired $2,496,000, $847,500 and $4,237,500 of aged bourbon whiskey, respectively, in support of its anticipated near and mid-term needs.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 4 —  EQUITY INVESTMENT

Discontinuation of Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. DPCP paid a per case royalty fee to Drink Pie, LLC under a licensing agreement. CB-USA purchased the finished product from DPCP FOB – Production and CB-USA bore the risk of loss on both inventory and third-party receivables. Revenues and cost of sales were recorded at their respective gross amounts on the books and records of CB-USA. In December 2013, CB-USA determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. For the three months ended June 30, 2013, CB-USA purchased $170,880 in finished goods from DPCP under the distribution agreement. At June 30 and March 31, 2014, CB-USA owned 20% of now inactive DPCP. CB-USA also earned a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For the three months ended June 30, 2013, CB-USA earned $2,100 in interest income on its capital contribution to DPCP. The Company accounted for this investment under the equity method of accounting.

NOTE 5 —  ACQUISITIONS

Acquisition of McLain & Kyne

On October 12, 2006, the Company acquired all of the outstanding capital stock of McLain & Kyne. The Company was required to pay contingent consideration based on the case sales of Jefferson’s Presidential Select bourbon for a specified amount of cases. As of June 30, 2013, the Company had reached the specified case sale threshold for contingent consideration under the agreement. Accordingly, no further contingent consideration will be due. For the three months ended June 30, 2013, the sellers earned $5,940 under this agreement. The earn-out payments have been recorded as an increase to goodwill.

NOTE 6 —  GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of June 30 and March 31, 2014.

Intangible assets consist of the following:

	June 30, 2014	March 31, 2014
Definite life brands	$170,000	$170,000
Trademarks	535,947	535,947
Rights	8,271,555	8,271,555
Product development	96,959	96,959
Patents	994,000	994,000
Other	60,460	55,460

	10,128,921	10,123,921
Less: accumulated amortization	6,220,366	6,058,005

Net	3,908,555	4,065,916
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$8,021,527	$8,178,888

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Accumulated amortization consists of the following:

	June 30, 2014	March 31, 2014
Definite life brands	$170,000	$170,000
Trademarks	269,904	262,098
Rights	5,099,159	4,961,170
Product development	20,350	20,350
Patents	660,953	644,387
Other	-	-

Accumulated amortization	$6,220,366	$6,058,005

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 —  RESTRICTED CASH

At June 30 and March 31, 2014, the Company had €303,128 or $413,623 (translated at the June 30, 2014 exchange rate) and €302,920 or $416,565 (translated at the March 31, 2014 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 8A below.

NOTE 8 —  NOTES PAYABLE

	June 30, 2014	March 31, 2014
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$125,855	$20,205
Note payable – GCP note (B)	214,225	211,580
Keltic facility (C)	5,414,425	1,953,037
Bourbon term loan (D)	1,753,700	2,015,000
Junior loan (E)	1,250,000	1,250,000
5% Convertible notes (F)	2,125,000	2,125,000

Total	$10,883,205	$7,574,822

A.	The Company has arranged various facilities aggregating €302,714 or $413,059 (translated at the June 30, 2014 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €92,234, or $125,855 (translated at the June 30, 2014 exchange rate), and €14,693, or $20,205 (translated at the March 31, 2014 exchange rate), at June 30 and March 31, 2014, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity At March 31, 2014, $10,579 of accrued interest was converted to amounts due to affiliates. At June 30, 2014, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2014, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into the Keltic Facility (“Keltic Facility”), a revolving loan agreement with Ares Management LLC, as successor in interest to Keltic Financial Partners II, LP ("Keltic") providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. In July 2012, the Keltic Facility was amended to increase availability to $7,000,000, among other changes. In March 2013, the Keltic Facility was amended to increase availability to $8,000,000, among other changes. In August 2013, the Keltic Facility was amended to modify the borrowing base calculation and covenants with respect to the Keltic Facility and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the amendment, to modify certain aspects of the EBITDA covenant contained in the loan agreement, permit the Company to incur indebtedness in an aggregate original principal amount of $2,125,000 pursuant to the terms of the Note Purchase Agreement and Convertible Notes (as each term is defined below in Note 8F), and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Convertible Notes, subject to certain conditions set forth in the amendment. In November 2013, the Keltic Facility was further amended, to, among other things, provide for the issuances of letters of credit thereunder. In August 2014, the Keltic Facility was further amended to modify certain aspects of the EBITDA covenant contained in the loan agreement for the period ending June 30, 2014.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

The Company and CB-USA are referred to individually and collectively as the Borrower. The Keltic Facility expires on December 31, 2016. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75% and (c) 6.50%. For the three months ended June 30, 2014, the Company paid interest at 6.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. There have been no Events of Default under the Keltic Facility. The Company paid a $40,000 commitment fee in connection with the first amendment, a $70,000 closing and commitment fee in connection with the second amendment and a $25,000 closing and commitment fee in connection with the third amendment. Keltic also receives an annual facility fee in an amount equal to 1% per annum of the maximum revolving facility amount and a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default). The loan agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The loan agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. At June 30, 2014, the Company was in compliance, in all material respects, with the covenants under the Keltic Facility. At June 30 and March 31, 2014, $5,414,425 and $1,953,037, respectively, due on the Keltic Facility is included in long-term liabilities.

D.	In March 2013, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the "Bourbon Term Loan") that was used to purchase bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with its terms, the Bourbon Term Loan matures on December 31, 2016. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. For the three months ended June 30, 2014, the Company paid interest of 7.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Borrower is required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on December 31, 2016.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an initial aggregate of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III ($50,000), a director of the Company and the Company’s Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of the Company and the Company’s President and Chief Executive Officer (amounts shown are initial purchase amounts). Under the terms of the Participation Agreement, the junior participants receive interest at the rate of 11% per annum. Neither the Company nor CB-USA is a party to the Participation Agreement. However, the Borrower is party to a fee letter (the "Fee Letter") with the junior participants (including the related party junior participants) pursuant to which the Borrower is obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000. In August 2013, the Bourbon Term Loan was amended to provide the Company with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The balance on the Bourbon Term Loan included in notes payable totaled $1,753,700 and $2,015,000 at June 30 and March 31, 2014, respectively.

E.	In August 2013, the Company entered into a Loan Agreement (the "Junior Loan Agreement"), by and between the Company and the lending parties thereto (the "Junior Lenders"), which provides for an aggregate $1,250,000 unsecured loan (the "Junior Loan") to the Company. The Junior Loan bears interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and matures on October 15, 2015. The Junior Loan may be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contains customary events of default, which, if uncured, entitle each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provides for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders include Frost Gamma Investments Trust ($200,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000). In connection with the Junior Loan Agreement, the Junior Lenders entered into a subordination agreement with Keltic; the Company is not a party to the subordination agreement. At each of June 30 and March 31, 2014, $1,250,000 of principal due on the Junior Loan is included in long-term liabilities.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

F.	In October 2013, the Company entered into a 5% Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), by and among the Company and the purchasers party thereto, which provided for the issuance of an aggregate initial principal amount of $2,125,000 unsecured subordinated notes (the "Convertible Notes") by the Company. The Convertible Notes bear interest at a rate of 5% per annum, payable quarterly beginning on December 15, 2013 until their maturity date of December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of the Company’s common stock at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes.

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

In connection with the Note Purchase Agreement, each purchaser of the Convertible Notes was required to execute a joinder to the subordination agreement, by and among Keltic and certain other junior lenders to the Company; the Company is not a party to the Subordination Agreement. At each of June 30 and March 31, 2014, $2,125,000 of principal due on the Convertible Notes is included in long-term liabilities.

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

In the three months ended June 30, 2014, the Company sold 1,247,343 Shares pursuant to the Distribution Agreement, with total gross proceeds of $1,231,241, before deducting sales agent and offering expenses of $38,532.

The primary portion of the Company’s Registration Statement on Form S-3 under which the shares were sold expired on August 12, 2014; accordingly, no additional shares will be sold pursuant to the Distribution Agreement.

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) were entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which were only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three months ended June 30, 2013, the Company recorded accrued dividends of $189,932, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying consolidated balance sheets.

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

NOTE 10 —  WARRANTS

The warrants issued in connection with the Series A Preferred Stock (the “2011 Warrants”) had an exercise price of $0.38 per share, subject to adjustment, and were exercisable for a period of five years. The exercise price of the 2011 Warrants was equal to 125% of the conversion price of the Series A Preferred Stock.

The Company accounted for the 2011 Warrants issued in June 2011 in the consolidated financial statements as a liability at their initial fair value of $487,022 and accounted for the 2011 Warrants issued in October 2011 as a liability at their initial fair value of $780,972. Changes in the fair value of the 2011 Warrants were recognized in earnings for each subsequent reporting period. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in force or effect as a result of the historical volume weighted average price and trading volume of the Company’s common stock. The Company then reclassified the fair value of the outstanding warrant liability of $6,187,968 to equity, resulting in an increase to additional paid-in capital. Further, the Company is no longer required to recognize any change in fair value of the 2011 Warrants.

For the three months ended June 30, 2013 the Company recorded a loss on the change in the value of the 2011 Warrants of $477,251.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	At Conversion	June 30, 2013
Stock price	$0.92	$0.38
Risk-free interest rate	0.61%	0.66%
Expected option life in years	2.63	3.00
Expected stock price volatility	55%	40%
Expected dividend yield	0%	0%

2011 Warrants exercised – On April 2, 2014, the Company called for cancellation all 1,657,802 unexercised 2011 Warrants pursuant to the terms of such 2011 Warrants after satisfying applicable conditions. Holders of the 2011 Warrants had until 6:30 p.m. New York City time on April 21, 2014 to exercise such 2011 Warrants at $0.38 per share in cash. Pursuant to the call for cancellation, holders of all 1,657,802 unexercised 2011 Warrants exercised and received 1,657,802 shares of common stock. The Company received $629,965 in cash upon the exercise of these warrants. No 2011 Warrants were exercised in the three months ended June 30, 2013.

NOTE 11 —  FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30 and March 31, 2014, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 12 —   STOCK-BASED COMPENSATION

In May 2014, the Company granted to employees, directors and certain consultants options to purchase an aggregate of 2,305,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the Company’s 2013 Incentive Compensation Plan. The options, which expire in June 2024, vest 25% on each of the first four anniversaries of the grant date. The Company has valued the options at $1,429,100 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended June 30, 2014 and 2013 amounted to $191,456 and $72,533, respectively. At June 30, 2014, total unrecognized compensation cost amounted to $1,956,809, representing 6,203,011 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.81 years. There were 230,033 options exercised during the three months ended June 30, 2014 and no options exercised during the three months ended June 30, 2013. The Company did not recognize any related tax benefit for the three months ended June 30, 2014 and 2013 from option exercises, as the option exercises were de minimis.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 13 —  COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2015, the Company has contracted to purchase approximately €774,662 or $1,057,042 (translated at the June 30, 2014 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2015, the Company has contracted to purchase approximately €303,998 or $414,811 (translated at the June 30, 2014 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2016 and provides for monthly payments of $19,975. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,501 (translated at the June 30, 2014 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2015 and provides for monthly payments of $1,875. The Company has also entered into non-cancelable operating leases for certain office equipment.

D.	Except as set forth below, the Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company has been advised that a complaint has been filed in the United States District Court for the Western District of Kentucky alleging that McLain & Kyne has violated another party’s trademark rights. The complaint has not been served on McLain & Kyne. The Company believes that the claim is without merit and intends to vigorously defend against it.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 14 —  CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company exceeded the limits in effect at June 30, 2014 by approximately $570,000 and exceeded the limits in effect at March 31, 2014 by approximately $725,000.

B.	Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies (“SWS”), accounted for approximately 29.3% and 33.6% of the Company’s revenues for the three months ended June 30, 2014 and 2013, respectively, and approximately 31.0% of accounts receivable at June 30, 2014.

NOTE 15 —  GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum and related products, liqueur, whiskey, vodka and tequila. The Company reports its operations in two geographic areas: International and United States.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	Three months ended June 30,
	2014		2013
Consolidated Revenue:
International	$1,578,730	13.2%	$1,503,830	14.6%
United States	10,403,469	86.8%	8,914,787	85.4%

Total Consolidated Revenue	$11,982,199	100.0%	$10,418,617	100.0%

Consolidated Results from Operations:
International	$(27,017)	5.2%	$40,681	(8.9)%
United States	(492,369)	94.8%	(496,319)	108.9%

Total Consolidated Results from Operations	$(519,386)	100.0%	$(455,638)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(60,633)	4.1%	$16,623	(1.3)%
United States	(1,435,198)	95.9%	(1,309,450)	101.3%

Total Consolidated Net Loss Attributable to Common Shareholders	$(1,495,831)	100.0%	$(1,292,827)	100.0%

Income tax (expense) benefit:
United States	$(162,962)	100.0%	$37,038	100.0%

Consolidated Revenue by category:
Rum	$4,292,195	35.8%	$4,213,771	40.4%
Whiskey	3,012,079	25.1%	2,295,228	22.0%
Liqueurs	1,902,443	15.9%	1,870,806	18.0%
Vodka	520,583	4.3%	589,649	5.7%
Tequila	85,329	0.7%	59,902	0.6%
Wine	--	0.0%	114,610	1.1%
Gosling’s Stormy Ginger Beer and other*	2,169,570	18.2%	1,274,651	12.2%

Total Consolidated Revenue	$11,982,199	100.0%	$10,418,617	100.0%

	As of June 30, 2014		As of March 31, 2014
Consolidated Assets:
International	$2,551,001	6.4%	2,201,343	6.0%
United States	37,244,003	93.6%	34,320,167	94.0%

Total Consolidated Assets	$39,795,004	100.0%	36,521,510	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Gosling’s Stormy Ginger Beer, Gosling’s Dark ‘n Stormy® ready-to-drink cocktail, Jefferson’s®, Jefferson’s Reserve® and Jefferson's Presidential SelectTM bourbons, Jefferson’s Rye whiskey, Pallini® liqueurs, Clontarf® Irish whiskey, Knappogue Castle Whiskey®, Brady's® Irish Cream, Boru® vodka, TierrasTM tequila, Celtic Honey® liqueur, Castello Mio® sambucas and Gozio® amaretto.

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

Recent Events

Common stock equity distribution agreement

In November 2013, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Barrington Research Associates, Inc. (“Barrington”), as sales agent, under which we may issue and sell over time and from time to time, to or through Barrington, shares (the “Shares”) of our common stock, $0.01 par value per share (“Common Stock”), having a gross sales price of up to $6.0 million.

Sales of the Shares pursuant to the Distribution Agreement may be effected by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the Common Stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by us to Barrington. Also, with our prior consent, some of the Common Stock issued pursuant to the Distribution Agreement may be sold in privately negotiated transactions.

Between November 15, 2013 and June 27, 2014, we sold 6.6 million Shares pursuant to the Distribution Agreement for gross proceeds of $5.7 million, before deducting sales agent and offering expenses of $0.2 million. We used a portion of the proceeds to finance the acquisition of an additional $4.3 million in bourbon inventory in support of the growth of our Jefferson's bourbon brand. The primary portion of our Registration Statement on Form S-3 under which the shares were sold expired on August 12, 2014; accordingly, no additional shares will be sold pursuant to the Distribution Agreement.

Exercise of 2011 Warrants

On April 2, 2014, we called for cancellation as of April 21, 2014 all remaining 1.7 million unexercised warrants issued in connection with our June 2011 private placement (the “2011 Warrants”). All of these warrants were exercised prior to cancellation and we issued approximately 1.7 million shares of Common Stock and received $0.6 million in cash upon the exercise thereof.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2014, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2014, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.36452 (equivalent to U.S. $1.00 = €0.73285) and  £1.00 = U.S. $1.70276 (equivalent to U.S. $1.00 = £0.58728).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2014, as amended, which we refer to as our 2014 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-beverage alcohol products):

	Three months ended
	June 30,
	2014	2013
Cases
United States	68,544	67,689
International	18,569	20,653

Total	87,113	88,342

Rum	40,913	43,980
Whiskey	16,723	14,123
Liqueurs	19,440	18,068
Vodka	9,590	10,694
Tequila	447	319
Wine	--	1,155
Other	--	3

Total	87,113	88,342

Percentage of Cases
United States	78.7%	76.6%
International	21.3%	23.4%

Total	100.0%	100.0%

Rum	47.0%	49.7%
Whiskey	19.2%	16.0%
Liqueurs	22.3%	20.5%
Vodka	11.0%	12.1%
Tequila	0.5%	0.4%
Wine	0.0%	1.3%
Other	0.0%	0.0%

Total	100.0%	100.0%

 The following table provides information regarding our case sales of non-beverage alcohol products for the periods presented:

	Three months ended June 30,
	2014	2013
Cases
United States	148,606	97,682
International	13,773	6,607

Total	162,379	104,289

United States	91.5%	93.7%
International	8.5%	6.3%

Total	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended June 30,
	2014	2013
Sales, net	100.0%	100.0%
Cost of sales	62.1%	62.4%

Gross profit	37.9%	37.6%

Selling expense	27.0%	27.8%
General and administrative expense	13.4%	12.1%
Depreciation and amortization	1.8%	2.0%

Loss from operations	(4.3)%	(4.4)%

Other income, net	0.1%	0.0%
Loss from equity investment in non-consolidated affiliate	0.0%	(0.0)%
Foreign exchange (loss) gain	(2.0)%	0.6%
Interest expense, net	(2.4)%	(2.2)%
Net change in fair value of warrant liability	0.0%	(4.3)%
Income tax (expense) benefit, net	(1.4)%	0.4%

Net loss	(10.0)%	(10.0)%
Net income attributable to noncontrolling interests	(2.5)%	(2.4)%

Net loss attributable to controlling interests	(12.5)%	(12.4)%

Dividend to preferred shareholders	0.0%	(1.8)%

Net loss attributable to common shareholders	(12.5)%	(14.2)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended June 30,
	2014	2013
Net loss attributable to common shareholders	$(1,495,831)	$(1,482,765)
Adjustments:
Interest expense, net	288,642	228,819
Income tax expense (benefit), net	162,962	(37,038)
Depreciation and amortization	216,098	213,124
EBITDA (loss)	(828,129)	(1,077,860)
Allowance for doubtful accounts	59,000	10,500
Stock-based compensation expense	191,456	72,533
Other income, net	(16,942)	--
Loss from equity investment in non-consolidated affiliate	--	6,121
Foreign exchange loss (gain)	236,447	(60,340)
Net change in fair value of warrant liability	--	447,251
Net income attributable to noncontrolling interests	305,336	252,372
Dividend to preferred shareholders	--	189,932
EBITDA, as adjusted	(52,832)	(159,491)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, other income, net, non-cash compensation expense, loss from equity investment in non-consolidated affiliate, foreign exchange, net change in fair value of warrant liability, net income attributable to noncontrolling interests and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved to ($0.05) million for the three months ended June 30, 2014, as compared to ($0.2) million for the comparable prior-year period, primarily as a result of increased sales.

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Net sales. Net sales increased 15.0% to $12.0 million for the three months ended June 30, 2014, as compared to $10.4 million for the comparable prior-year period, due to the overall growth of our Gosling's Stormy Ginger Beer, Jefferson's, Clontarf, Pallini and Brady's brands. Our international spirits case sales as a percentage of total spirits case sales decreased to 21.3% for the three months ended June 30, 2014 from 23.4% for the comparable prior-year period primarily due to increased sales volume in the United States and lower rum sales in certain international markets, particularly China. The contraction of the Gosling’s international sales was partially offset by an increase in sales of our Irish portfolio. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(3,067)	973	(7.0)%	3.2%
Whiskey	2,600	887	18.4%	11.1%
Liqueur	1,372	609	7.6%	3.4%
Vodka	(1,104)	(584)	(10.3)%	(6.1)%
Tequila	128	128	40.1%	40.1%
Wine	(1,155)	(1,155)	(100.0)%	(100.0)%
Other	(3)	(3)	(100.0)%	(100.0)%

Total	(1,229)	855	(1.4)%	1.3%

In addition, sales of our Gosling’s Stormy Ginger Beer increased by 57,974 cases, or 55.7%, overall, including a 50,808 case increase, or 52.1%, in U.S. case sales. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Gross profit. Gross profit increased 16.0% to $4.5 million for the three months ended June 30, 2014 from $3.9 million for the comparable prior-year period, and our gross margin increased to 37.9% for the three months ended June 30, 2014 compared to 37.6% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s bourbons and our Irish whiskey brands.

Selling expense. Selling expense increased 11.9% to $3.2 million for the three months ended June 30, 2014 from $2.9 million for the comparable prior-year period, primarily due to a $0.3 million increase in employee costs and a $0.2 million increase in each of shipping costs and commissions, both due to increased sales volume, partially offset by a $0.3 million decrease in advertising, marketing and promotion expense, due to the timing of certain sales and marketing programs. The increase in sales resulted in a net decrease of selling expense as a percentage of net sales to 27.0% for the three months ended June 30, 2014 as compared to 27.8% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 27.3% to $1.6 million for the three months ended June 30, 2014 from $1.3 million for the comparable prior-year period, primarily due to a $0.1 million increase in each of professional fees, insurance, employee expense and non-cash stock based compensation expense. The increases resulted in general and administrative expense as a percentage of net sales increasing to 13.4% for the three months ended June 30, 2014 as compared to 12.1% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended June 30, 2014 and 2013.

Loss from operations. As a result of the foregoing, loss from operations remained relatively constant at ($0.5) million for each of the three-month periods ended June 30, 2014 and 2013. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants at their initial fair value. Changes in the fair value of the 2011 Warrants were recognized in earnings for each reporting period. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in effect due to the historical VWAP and trading volume of our Common Stock. As a result, the then outstanding warrant liability of $6.2 million was eliminated and recognized as an increase to additional paid-in capital. In April 2014, we called for cancellation all remaining 1.7 million unexercised 2011 Warrants pursuant to their terms, after satisfying applicable conditions. Pursuant to the call for cancellation, holders of all 1.7 million unexercised 2011 Warrants exercised and received 1.7 million shares of Common Stock. We received $0.6 million in cash upon the exercise of these 2011 Warrants. As a result, no 2011 Warrants were outstanding as of June 30, 2014. Accordingly, we are no longer required to recognize any changes in fair value of the 2011 Warrants. For the three months ended June 30, 2013, we recorded a non-cash charge for loss on the change in the value of the warrants of ($0.4) million, primarily due to the effects of our increased share price on the Black-Scholes valuation.

Income tax (expense) benefit, net. Income tax (expense) benefit, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc., adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.2) million for the three months ended June 30, 2014 as compared to a benefit of $0.04 million for the comparable prior-year period.

Loss from equity investment in non-consolidated affiliate. In August 2010, through CB-USA, we formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. We accounted for our investment in DPCP on the equity method of accounting. In December 2013, we determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. Accordingly, we no longer recognize any gains or losses from this investment. Results from this investment were de minimis in the three-month period ended June 30, 2013.

Foreign exchange loss. Foreign exchange loss for the three months ended June 30, 2014 was ($0.2) million as compared to a gain of $0.1 million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.3) million for the three months ended June 30, 2014 as compared to ($0.2) million for the comparable prior-year period due to increased balances outstanding under our credit facilities. Due to expected balances on the Keltic Facility (as defined below) and other indebtedness, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the each of the three-month periods ended June 30, 2014 and 2013 was ($0.3) million, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. Pursuant to the mandatory conversion of our Series A Preferred Stock, in February 2014 all outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into Common Stock. Accordingly, after February 2014, we no longer recognize a dividend to preferred shareholders. For the three months ended June 30, 2013, we recognized a dividend on our Series A Preferred Stock of $0.2 million, as was then required by the terms of the preferred stock.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, including the non-cash charge for loss on the net change in fair value of warrant liability and the dividend accrual in the prior year, offset by the income tax expense, net in the current year, net loss attributable to common shareholders remained at ($1.5) million for each of the three-month periods ended June 30, 2014 and 2013. Net loss per common share, basic and diluted, was ($0.01) per share for each of the three-month periods ended June 30, 2014 and 2013. Net loss per common share, basic and diluted, as reported in the current period was improved by the issuance of 45.0 million shares of Common Stock in connection with the Distribution Agreement, the conversion of Series A Preferred Stock and the 2011 Warrants exercises described above.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three months ended June 30, 2014, we had a net loss of $1.5 million, and used cash of $5.2 million in operating activities. As of June 30, 2014, we had cash and cash equivalents of $0.8 million and had an accumulated deficit of $140.9 million.

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

In August 2011, we entered into the Keltic Facility (“Keltic Facility”), a revolving loan agreement with Ares Management LLC, as successor in interest to Keltic Financial Partners II, LP ("Keltic"), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $8.0 million for the purpose of providing us with working capital and a term loan to finance purchases of aged whiskies (the “Bourbon Term Loan”) in the initial aggregate principal amount of $2.5 million, which was used for the purchase of bourbon inventory on March 11, 2013. In August 2013, the Bourbon Term Loan was amended to provide us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. Unless sooner terminated in accordance with their respective terms, the Keltic Facility and Bourbon Term Loan expire on December 31, 2016 (the "Maturity Date"). We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the loan agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.25%, (b) the LIBOR Rate plus 5.75% and (c) 6.50%. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility and the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility or Bourbon Term Loan, as applicable, interest rate. The Keltic Facility currently bears interest at 6.50% and the Bourbon Term Loan currently bears interest at 7.50%. We are required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on the Maturity Date. In addition to closing fees, Keltic receives an annual facility fee and a collateral management fee (each as set forth in the loan agreement).

The Keltic loan agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Keltic loan agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At June 30, 2014, we were in compliance, in all material respects, with the covenants under the Keltic loan agreement, as amended.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement providing for an aggregate of $750,000 of the initial $2.5 million principal amount of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of ours, Mark E. Andrews, III ($50,000), a director of ours and our Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of ours and our President and Chief Executive Officer (amounts shown are initial purchase amounts). Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we pay the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000.

In August 2014, we entered into a Sixth Amendment in order to modify certain aspects of the EBITDA covenant contained in the Keltic Facility for the period ending June 30, 2014.

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

Liquidity Discussion

As of June 30, 2014, we had shareholders’ equity of $21.0 million as compared to $19.9 million at March 31, 2014. This increase is primarily due to the net issuance of $1.2 million of Common Stock under the Distribution Agreement and the exercise of $0.6 million of our 2011 Warrants, partially offset by our total comprehensive loss for the three months ended June 30, 2014.

We had working capital of $23.3 million at June 30, 2014 as compared to $19.1 million at March 31, 2014. This increase is primarily due to a $5.2 million increase in inventory, a $0.3 million increase in prepaid expenses and a $0.1 million increase in our foreign revolving credit facility, partially offset by a $1.8 million decrease in accounts receivable and a net $1.0 million decrease in accounts payable, accrued expenses and due to related parties.

As of June 30, 2014, we had cash and cash equivalents of approximately $0.8 million, as compared to $0.9 million as of March 31, 2014. The decrease is primarily attributable to the funding of our operations and working capital needs for the three months ended June 30, 2014, partially offset by the equity issued and debt used. At June 30, 2014, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

The following may materially affect our liquidity over the near-to-mid term:

-	continued significant levels of cash losses from operations;
-	our ability to obtain additional debt or equity financing should it be required;
-	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;
-	our ability to maintain and improve our relationships with our distributors and our routes to market;
-	our ability to procure raw materials at a favorable price to support our level of sales;
-	potential acquisitions of additional brands; and
-	expansion into new markets and within existing markets in the U.S. and internationally.

We continue to implement a plan to support the growth of existing brands through sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. As part of this plan, we seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. As our brands continue to grow, our working capital requirements will increase. In particular, the growth of our Jefferson’s brands requires a significant amount of working capital relative to our other brands, as we are required to purchase and hold ever increasing amounts of aged bourbon to meet growing demand. While we are seeking solutions to our long-term bourbon supply needs, we are required to purchase and hold several years’ worth of aged bourbon in inventory until such time as it is aged to our specific brand taste profiles, increasing our working capital requirements and negatively impacting cash flows.

We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance our brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We continue to seek ways to control expenses, improve routes to market and contain production costs to improve cash flows.

As of June 30, 2014, we had borrowed $5.4 million of the $8.0 million available under the Keltic Facility, leaving $2.6 million in then potential availability for working capital needs. As of the date of this report, we had borrowed $5.4 million of the $8.0 million available under the Keltic Facility, leaving $2.6 million in potential availability for working capital needs. We believe our current cash and working capital and the availability under the Keltic Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2015.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three months ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,217)	$27
Investing activities	(82)	(68)
Financing activities	5,175	(110)

Effect of foreign currency translation	(0)	(0)

Net decrease in cash and cash equivalents	$(124)	$(151)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at June 30, 2014 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to reduce the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the three months ended June 30, 2014, net cash used in operating activities was $5.2 million, consisting primarily of a $5.2 million increase in inventory, a net loss of $1.2 million, a $1.1 million decrease in accounts payable and accrued expenses, a $0.3 million increase in prepaid expenses and $0.2 million in income tax expense, net. These uses of cash were partially offset by a $1.8 million decrease in accounts receivable, stock based compensation expense of $0.2 million, and depreciation and amortization expense of $0.2 million.

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

Investing Activities. Net cash used in investing activities was $0.08 million for the three months ended June 30, 2014, representing $0.08 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.07 million for the three months ended June 30, 2013, representing $0.06 million used in the acquisition of fixed and intangible assets and $6,000 in payments under contingent consideration agreements.

Financing activities. Net cash provided by financing activities for the three months ended June 30, 2014 was $5.2 million, consisting of $3.5 million in net proceeds from the Keltic Facility, $1.2 million in net proceeds from the issuance of Common Stock pursuant to the Distribution Agreement, $0.6 million in proceeds from the exercise of 2011 Warrants, $0.1 million in proceeds from the foreign revolving credit facilities and $0.1 million in proceeds from the exercise of stock options, offset by the $0.3 million paid on the Bourbon Term Loan.

Net cash used in financing activities for the three months ended June 30, 2013 was $0.1 million, consisting of $0.09 million paid on the foreign revolving credit facilities and $0.02 million paid on the Keltic Facility.

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

Cautionary Note Regarding Forward Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2014, as amended, and as follows:

•	our history of losses;

•	recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance;

•	our potential need for additional capital, which, if not available on acceptable terms or at all, could restrict our future growth and severely limit our operations;

•	our brands could fail to achieve more widespread consumer acceptance, which may limit our growth;

•	our dependence on a limited number of suppliers, who may not perform satisfactorily or may end their relationships with us, which could result in lost sales, incurrence of additional costs or lost credibility in the marketplace;

•	our annual purchase obligations with certain suppliers;

•	the failure of even a few of our independent wholesale distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations;

•	the possibility that we cannot secure and maintain listings in control states, which could cause the sales of our products to decrease significantly;

•	the potential limitation to our growth if we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, or integrate such brands after acquisitions;

•	currency exchange rate fluctuations and devaluations may significantly adversely affect our revenues, sales, costs of goods and overall financial results;

•	our need to maintain a relatively large inventory of our products to support customer delivery requirements, which could negatively impact our operations if such inventory is lost due to theft, fire or other damage;

•	the possibility that we or our strategic partners will fail to protect our respective trademarks and trade secrets, which could compromise our competitive position and decrease the value of our brand portfolio;

•	an impairment in the carrying value of our goodwill or other acquired intangible assets could negatively affect our operating results and shareholders’ equity;

•	changes in consumer preferences and trends could adversely affect demand for our products;

•	there is substantial competition in our industry and the many factors that may prevent us from competing successfully;

•	adverse changes in public opinion about alcohol could reduce demand for our products;

•	class action or other litigation relating to alcohol misuse or abuse could adversely affect our business;

•	adverse regulatory decisions and legal, regulatory or tax changes could limit our business activities, increase our operating costs and reduce our margins;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 13 D. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

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

August 14, 2014

