Form 10-Q
period 2014-09-30
Castle Brands Inc
filed 2014-11-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The Company had 155,797,338 shares of $.01 par value common stock outstanding at November 12, 2014.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2014	March 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$1,380,847	$908,501
Accounts receivable — net of allowance for doubtful accounts of $112,962 and $204,418 at September 30 and March 31, 2014, respectively	6,458,988	8,858,146
Due from shareholders and affiliates	141,656	115,288
Inventories— net of allowance for obsolete and slow moving inventory of $293,381 and $266,473 at September 30 and March 31, 2014, respectively	21,449,808	14,650,029
Deferred tax assets	26,330	473,330
Prepaid expenses and other current assets	1,663,207	1,575,947

Total Current Assets	31,120,836	26,581,241

Equipment — net	673,809	568,395

Intangible assets — net of accumulated amortization of $6,382,725 and $6,058,005 at September 30 and March 31, 2014, respectively	7,881,668	8,178,888
Goodwill	496,226	496,226
Restricted cash	384,789	416,565
Other assets	396,849	280,195

Total Assets	$40,954,177	$36,521,510

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$126,852	$20,205
Accounts payable	5,052,032	4,483,764
Accrued expenses	546,623	1,073,188
Due to shareholders and affiliates	2,976,849	1,936,241

Total Current Liabilities	8,702,356	7,513,398

Long-Term Liabilities
Keltic facility	6,907,064	1,953,037
Bourbon term loan (including $381,094 and $484,375 of related-party participation at September 30 and March 31, 2014, respectively)	1,585,350	2,015,000
Notes payable - Junior loan (including $300,000 of related party participation at March 31, 2014)	—	1,250,000
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at each of September 30 and March 31, 2014)	1,875,000	2,125,000
Notes payable – GCP Note	216,869	211,580
Deferred tax liability	1,444,228	1,518,304

Total Liabilities	20,730,867	16,586,319

Commitments and Contingencies (Note 12)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 300,000,000 shares authorized, 155,425,137 and 151,841,133 shares issued and outstanding at September 30 and March 31, 2014, respectively	1,554,252	1,518,411
Additional paid-in capital	160,006,984	157,485,965
Accumulated deficit	(142,138,313)	(139,561,969)
Accumulated other comprehensive loss	(1,933,698)	(1,724,916)

Total controlling shareholders’ equity	17,489,225	17,717,491

Noncontrolling interests	2,734,085	2,217,700

Total equity	20,223,310	19,935,191

Total Liabilities and Equity	$40,954,177	$36,521,510

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Sales, net*	$13,381,704	$11,659,707	$25,363,903	$22,078,324
Cost of sales*	8,498,031	7,475,352	15,933,576	13,975,505

Gross profit	4,883,673	4,184,355	9,430,327	8,102,819

Selling expense	3,591,823	2,933,150	6,831,149	5,828,533
General and administrative expense	1,368,317	1,244,459	2,978,933	2,510,064
Depreciation and amortization	215,873	214,638	431,971	427,762

Loss from operations	(292,340)	(207,892)	(811,726)	(663,540)

Other income (expense), net	64	(174)	17,006	(174)
Loss from equity investment in non-consolidated affiliate	—	(17,956)	—	(24,077)
Foreign exchange loss	(29,011)	(171,863)	(265,458)	(111,523)
Interest expense, net	(288,215)	(268,480)	(576,857)	(497,299)
Net change in fair value of warrant liability	—	(3,519,164)	—	(3,966,415)
Income tax (expense) benefit, net	(259,962)	37,038	(422,924)	74,076

Net loss	(869,464)	(4,148,491)	(2,059,959)	(5,188,952)
Net income attributable to noncontrolling interests	(211,049)	(278,044)	(516,385)	(530,416)

Net loss attributable to controlling interests	(1,080,513)	(4,426,535)	(2,576,344)	(5,719,368)

Dividend to preferred shareholders	—	(187,978)	—	(377,910)

Net loss attributable to common shareholders	$(1,080,513)	$(4,614,513)	$(2,576,344)	$(6,097,278)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.04)	$(0.02)	$(0.06)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	155,189,679	110,459,802	154,562,875	109,944,744

* Sales, net and Cost of sales include excise taxes of $1,574,437 and $1,588,959 for the three months ended September 30, 2014 and 2013, respectively, and $3,058,951 and $3,013,179 for the six months ended September 30, 2014 and 2013, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Net loss	$(869,464)	$(4,148,491)	$(2,059,959)	$(5,188,952)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(188,105)	105,983	(208,782)	146,183

Total other comprehensive (loss) income:	(188,105)	105,983	(208,782)	146,183

Comprehensive loss	$(1,057,569)	$(4,042,508)	$(2,268,741)	$(5,042,769)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2014	151,841,133	$1,518,411	$157,485,965	$(139,561,969)	$(1,724,916)	$2,217,700	$19,935,191

Net loss				(2,576,344)		516,385	(2,059,959)
Foreign currency translation adjustment					(208,782)		(208,782)
Issuance of common stock, net of issuance costs	1,247,343	12,474	1,154,569				1,167,043
Exercise of common stock warrants	1,657,802	16,578	613,387				629,965
Surrender of common stock in connection with exercise of common stock warrants	(27,902)	(279)	(30,971)				(31,250)
Conversion of 5% convertible note	277,778	2,778	247,222				250,000
Exercise of common stock options	428,983	4,290	136,548				140,838
Stock-based compensation			400,264				400,264

BALANCE, SEPTEMBER 30, 2014	155,425,137	$1,554,252	$160,006,984	$(142,138,313)	$(1,933,698)	$2,734,085	$20,223,310

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,059,959)	$(5,188,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	431,971	427,762
Provision for doubtful accounts	(91,456)	25,812
Amortization of deferred financing costs	87,718	67,276
Change in fair value of warrant liability	—	3,966,415
Income tax expense (benefit), net	422,924	(74,076)
Loss from equity investment in non-consolidated affiliate	—	24,077
Effect of changes in foreign exchange	265,458	111,523
Stock-based compensation expense	400,264	177,749
Changes in operations, assets and liabilities:
Accounts receivable	2,477,799	(666,064)
Due from affiliates	(26,369)	(199,078)
Inventory	(7,262,393)	75,491
Prepaid expenses and supplies	(88,582)	(209,818)
Other assets	(204,372)	(80,078)
Accounts payable and accrued expenses	21,625	(500,955)
Accrued interest	5,289	1,090
Due to related parties	1,040,608	(29,014)

Total adjustments	(2,519,516)	3,118,112

NET CASH USED IN OPERATING ACTIVITIES	(4,579,475)	(2,070,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(214,960)	(86,610)
Acquisition of intangible assets	(27,500)	(26,981)
Change in restricted cash	(556)	61,999
Payments under contingent consideration agreements	—	(5,940)

NET CASH USED IN INVESTING ACTIVITIES	(243,016)	(57,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Keltic facility	4,954,027	232,031
Payments on Bourbon term loan	(429,650)	(63,050)
(Payments on) proceeds from Junior loan	(1,250,000)	1,250,000
Net proceeds from foreign revolving credit facility	115,079	122,344
Proceeds from issuance of common stock	1,231,241	—
Payments for costs of stock issuance	(64,198)	—
Proceeds from exercise of common stock warrants	598,715	296,015
Proceeds from exercise of common stock options	140,838	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,296,052	1,837,340

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(1,215)	3,232
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	472,346	(287,800)
CASH AND CASH EQUIVALENTS — BEGINNING	908,501	439,323

CASH AND CASH EQUIVALENTS — ENDING	$1,380,847	$151,523

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$—	$518,234
Conversion of 5% convertible note to common stock	$250,000	$—

Interest paid	$485,685	$384,145
Income taxes paid	$35,000	$—

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

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka and tequila in the United States, Canada, Europe and Asia.

C.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of non-consolidated affiliate equity investment as a component of net income or loss.

D.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

E.	Impairment of long-lived assets — Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond,” or sold by CB-IRL in Ireland “tax paid.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

H.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company’s income tax (expense) benefit for the three and six months ended September 30, 2014 and 2013 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For the three and six months ended September 30, 2014, the Company recognized ($259,962) and ($422,924) of deferred tax expense, net, respectively, and for the three-month and six-month periods ended September 30, 2013, the Company recognized $37,038 and $74,076 of deferred tax benefits, respectively.

J.

Recent accounting pronouncements — In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows or financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period must be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows or financial condition.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows or financial condition.

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

The Company does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 2 —  BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends or conversion of convertible notes outstanding. In computing diluted net loss per share for the three and six months ended September 30, 2014 and 2013, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends or the assumed conversion of convertible notes is anti-dilutive.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

Potential common shares not included in calculating diluted net loss per share are as follows:

	Six months ended September 30,
	2014	2013
Stock options	13,044,024	11,134,765
Warrants to purchase common stock	120,000	11,095,139
Convertible preferred stock and accrued dividends	—	25,352,339
5% Convertible notes	2,083,333	—

Total	15,247,357	47,582,243

NOTE 3 —  INVENTORIES

	September 30,	March 31,
	2014	2014
Raw materials	$9,431,029	$4,502,234
Finished goods – net	12,018,779	10,147,795

Total	$21,449,808	$14,650,029

As of September 30 and March 31, 2014, 12% and 19%, respectively, of raw materials and 7% and 5%, respectively, of finished goods were located outside of the United States.

In March and October 2013 and April and September 2014, the Company acquired $2,496,000, $847,500, $4,237,500 and $196,263 of aged bourbon whiskey, respectively, in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 —  EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc.

As referenced in Note 1I., GCP does not file consolidated tax returns with the Company. For the three and six months ended September 30, 2014, GCP recognized $267,000 and $447,000 of deferred tax expense, respectively, based on GCP’s estimated stand-alone taxable income. The Company allocated 40% of this expense, or $178,800, to minority interest for the six months ended September 30, 2014.

Discontinuation of Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. In December 2013, CB-USA determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. For the six months ended September 30, 2013, CB-USA purchased $170,880 in finished goods from DPCP under the distribution agreement. At September 30 and March 31, 2014, CB-USA owned 20% of now inactive DPCP. CB-USA also earned a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For the three-month and six-month periods ended September 30, 2013, CB-USA earned $2,100 and $4,200, respectively, in interest income on its capital contribution to DPCP. The Company accounted for this investment under the equity method of accounting.

NOTE 5 —  GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of September 30 and March 31, 2014.

Intangible assets consist of the following:

	September 30, 2014	March 31, 2014
Definite life brands	$170,000	$170,000
Trademarks	535,947	535,947
Rights	8,271,555	8,271,555
Product development	119,459	96,959
Patents	994,000	994,000
Other	60,460	55,460

	10,151,421	10,123,921
Less: accumulated amortization	6,382,725	6,058,005

Net	3,768,696	4,065,916
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$7,881,668	$8,178,888

* Other identifiable intangible assets — indefinite lived consists of product formulations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

Accumulated amortization consists of the following:

	September 30, 2014	March 31, 2014
Definite life brands	$170,000	$170,000
Trademarks	277,710	262,098
Rights	5,237,145	4,961,170
Product development	20,350	20,350
Patents	677,520	644,387
Other	-	-

Accumulated amortization	$6,382,725	$6,058,005

NOTE 6 —  RESTRICTED CASH

At September 30 and March 31, 2014, the Company had €303,337 or $384,789 (translated at the September 30, 2014 exchange rate) and €302,920 or $416,565 (translated at the March 31, 2014 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

NOTE 7 —  NOTES PAYABLE

	September 30, 2014	March 31, 2014
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$126,852	$20,205
Note payable – GCP note (B)	216,869	211,580
Keltic facility (C)	6,907,064	1,953,037
Bourbon term loan (D)	1,585,350	2,015,000
Junior loan (E)	—	1,250,000
5% Convertible notes (F)	1,875,000	2,125,000

Total	$10,711,135	$7,574,822

A.	The Company has arranged various facilities aggregating €303,337 or $384,789 (translated at the September 30, 2014 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €100,000, or $126,852 (translated at the September 30, 2014 exchange rate), and €14,693, or $20,205 (translated at the March 31, 2014 exchange rate), at September 30 and March 31, 2014, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity At March 31, 2014, $10,579 of accrued interest was converted to amounts due to affiliates. At September 30, 2014, $216,869, consisting of $211,580 of principal and $5,289 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2014, $211,580 of principal due on the GCP Note is included in long-term liabilities.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

C.

In August 2011, the Company and CB-USA entered into the Keltic Facility (“Keltic Facility”), a revolving loan agreement with ACF FinCo I LP (“ACF”), as successor in interest to Keltic Financial Partners II, LP ("Keltic") providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. In July 2012, the Keltic Facility was amended to increase availability to $7,000,000, among other changes. In March 2013, the Keltic Facility was amended to increase availability to $8,000,000, among other changes. In August 2013, the Keltic Facility was amended to modify the borrowing base calculation and covenants with respect to the Keltic Facility and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the amendment, to modify certain aspects of the EBITDA covenant contained in the loan agreement, permit the Company to incur indebtedness in an aggregate original principal amount of $2,125,000 pursuant to the terms of the Note Purchase Agreement and Convertible Notes (as each term is defined below in Note 7F), and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Convertible Notes, subject to certain conditions set forth in the amendment. In November 2013, the Keltic Facility was further amended, to, among other things, provide for the issuances of letters of credit thereunder. In August 2014, the Keltic Facility was further amended to modify certain aspects of the EBITDA covenant contained in the loan agreement for the period ending June 30, 2014.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with ACF in order to amend certain terms of the Keltic Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modifies certain aspects of the existing Keltic Facility, including increasing the maximum amount of the Keltic Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Keltic Facility was extended from December 31, 2016 to July 31, 2019. The Keltic Facility interest rate was reduced to the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.25%. As of September 30, 2014, the Keltic Facility interest rate was 6.25%. The monthly facility fee was reduced from 1.00% per annum of the maximum Keltic Facility amount to 0.75%. In addition, the Amended Agreement contains EBITDA hurdles allowing for further interest rate reductions in the future. The Amended Agreement also modifies certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

In connection with the amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement (the "Reaffirmation Agreement") with (a) certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, (b) certain participants in the Bourbon Term Loan and (c) certain junior lenders to the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, an affiliate of Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, an affiliate of Glenn Halpryn, a director of the Company, Dennis Scholl, a director of the Company, and Vector Group Ltd., a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer and Henry Beinstein, a director of the Company, is a director, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF, as successor-in-interest to Keltic; (ii) an Amended and Restated Term Note (the "Term Note") and (iii) an Amended and Restated Revolving Credit Note (the "Revolving Note").

In connection with the Amended Agreement, on September 22, 2014, ACF entered into an amendment to that certain Subordination Agreement, dated as of August 7, 2013 (as amended, the "Subordination Agreement"), by and among ACF, as successor-in-interest to Keltic, and certain junior lenders to the Company; neither the Company nor CB-USA is a party to the Subordination Agreement.

The Company and CB-USA are referred to individually and collectively as the Borrower. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the loan agreement). For the three and six months ended September 30, 2014, the Company paid interest at 6.5%, until such time as the interest was reduced to 6.25% in connection with the September 2014 amendment. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. There have been no Events of Default under the Keltic Facility. In addition to the fee in connection with the Amended Agreement, the Company paid a $40,000 commitment fee in connection with the first amendment, a $70,000 closing and commitment fee in connection with the second amendment and a $25,000 closing and commitment fee in connection with the third amendment. Keltic also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default). The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. At September 30, 2014, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. At September 30 and March 31, 2014, $6,907,064 and $1,953,037, respectively, due on the Keltic Facility is included in long-term liabilities.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

D.	In March 2013, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the "Bourbon Term Loan") that was used to purchase bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with its terms, the Bourbon Term Loan matures on July 31, 2019. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. For the three and six months ended June 30, 2014, the Company paid interest of 7.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Borrower is required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on July 31, 2019.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an initial aggregate of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000) (amounts shown are initial purchase amounts). Under the terms of the Participation Agreement, the junior participants receive interest at the rate of 11% per annum. Neither the Company nor CB-USA is a party to the Participation Agreement. However, the Borrower is party to a fee letter (the "Fee Letter") with the junior participants (including the related party junior participants) pursuant to which the Borrower is obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000. In August 2013, the Bourbon Term Loan was amended to provide the Company with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The balance on the Bourbon Term Loan included in notes payable totaled $1,585,350 and $2,015,000 at September 30 and March 31, 2014, respectively.

E.

In August 2013, the Company entered into a Loan Agreement (the "Junior Loan Agreement"), by and between the Company and the lending parties thereto (the "Junior Lenders"), which provided for an aggregate $1,250,000 unsecured loan (the "Junior Loan") to the Company. The Junior Loan bore interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and was set to mature on October 15, 2015. The Junior Loan Agreement provided for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders included Frost Gamma Investments Trust ($200,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000)

In September 2014, in connection with the Amended Agreement described in Note 7C, the Company used proceeds from the Keltic Facility to repay the $1,250,000 principal amount outstanding under the Junior Loan. At March 31, 2014, $1,250,000 of principal due on the Junior Loan is included in long-term liabilities.

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

The purchasers of the Convertible Notes include certain related parties of the Company, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000), an affiliate of Glenn Halpryn ($200,000), Dennis Scholl ($100,000) and Vector Group Ltd. ($200,000).

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

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

In September 2014, a Convertible Note holder converted $250,000 of Convertible Notes into 277,778 shares of common stock. At September 30 and March 31, 2014, $1,875,000 and $2,125,000 of principal due on the Convertible Notes is included in long-term liabilities, respectively.

NOTE 8 —  EQUITY

Equity distribution agreement - In November 2013, the Company entered into an Equity Distribution Agreement (the "Distribution Agreement") with Barrington Research Associates, Inc. ("Barrington"), as sales agent, under which the Company could issue and sell over time and from time to time, to or through Barrington, shares (the "Shares") of its common stock having a gross sales price of up to $6.0 million.

Sales of the Shares pursuant to the Distribution Agreement could be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the common stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with the prior consent of the Company, some or all of the Shares could be sold in privately negotiated transactions. Under the Distribution Agreement, Barrington was entitled to compensation of 2.0% of the gross proceeds from the sale of all of the Shares sold through Barrington, as sales agent, pursuant to the Distribution Agreement. Also, the Company was required to reimburse Barrington for certain expenses incurred in connection with the matters contemplated by the Distribution Agreement, up to an aggregate of $50,000, plus up to an additional $7,500 per calendar quarter related to ongoing maintenance; provided, however, that such reimbursement amount shall not exceed 8% of the aggregate gross proceeds received by the Company under the Distribution Agreement.

In the six months ended September 30, 2014, the Company sold 1,247,343 Shares pursuant to the Distribution Agreement, with total gross proceeds of $1,231,241, before deducting sales agent and offering expenses of $64,198. No Shares were sold in the three months ended September 30, 2014.

The Distribution Agreement expired in August 2014 upon the expiration of the Company’s Registration Statement on Form S-3 under which the shares were sold.

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) were entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which were only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three and six months ended September 30, 2013, the Company recorded accrued dividends of $187,978 and $377,910, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets.

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

Convertible Notes conversion - In September 2014, a Convertible Note holder converted $250,000 of Convertible Notes into 277,778 shares of common stock.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

NOTE 9 —  WARRANTS

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

For the three and six months ended September 30, 2013 the Company recorded a loss on the change in the value of the 2011 Warrants of $3,519,164 and $3,966,415, respectively.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	At Conversion	September 30, 2013
Stock price	$0.92	$0.76
Risk-free interest rate	0.61%	0.63%
Expected option life in years	2.63	2.75
Expected stock price volatility	55%	51%
Expected dividend yield	0%	0%

2011 Warrants exercised – On April 2, 2014, the Company called for cancellation all 1,657,802 unexercised 2011 Warrants pursuant to the terms of such 2011 Warrants after satisfying applicable conditions. Pursuant to the call for cancellation, holders of all 1,657,802 unexercised 2011 Warrants exercised such 2011 Warrants and received 1,657,802 shares of common stock. The Company received $629,965 in cash upon the exercise of these warrants. In the six months ended September 30, 2013, holders of 2011 Warrants exercised 778,948 2011 Warrants and received shares of common stock. The Company received $296,015 in cash upon the exercise of such warrants in the six months ended September 30, 2013.

NOTE 10 —  FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30 and March 31, 2014, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 and for the six months ended September 30, 2014 and 2013 amounted to $208,808 and $105,215, respectively, and $400,264 and $177,749, respectively. At September 30, 2014, total unrecognized compensation cost amounted to $1,967,053, representing 5,869,677 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.59 years. There were 428,983 options exercised during the six months ended September 30, 2014 and no options exercised during the six months ended September 30, 2013. The Company did not recognize any related tax benefit for the six months ended September 30, 2014 and 2013 from option exercises, as the option exercises were de minimis.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

NOTE 12 —  COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2015, the Company has contracted to purchase approximately €774,662 or $982,674 (translated at the September 30, 2014 exchange rate) in bulk Irish whiskey, of which €427,098 or $541,782 (translated at the September 30, 2014 exchange rate), has been purchased as of September 30, 2014. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2015, the Company has contracted to purchase approximately €303,998 or $385,628 (translated at the September 30, 2014 exchange rate) in bulk Irish whiskey, of which €60,335, or $76,536 (translated at the September 30, 2014 exchange rate), has been purchased as of September 30, 2014. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2016 and provides for monthly payments of $19,975. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,395 (translated at the September 30, 2014 exchange rate). The Houston, TX lease commenced on February 24, 2000 and extends through January 31, 2015 and provides for monthly payments of $1,875. The Company has also entered into non-cancelable operating leases for certain office equipment.

D.	Except as set forth below, the Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 13 —  CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company exceeded the limits in effect at September 30, 2014 by approximately $1,050,000 and exceeded the limits in effect at March 31, 2014 by approximately $725,000.

B.	Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies (“SWS”), accounted for approximately 26.2% and 29.1% of the Company’s revenues for the three months ended September 30, 2014 and 2013, respectively. Sales to SWS accounted for approximately 27.7% and 29.9% of the Company’s revenues for the six months ended September 30, 2014 and 2013, respectively, and approximately 18.8% of accounts receivable at September 30, 2014.

NOTE 14 —  GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum and related products, liqueur, whiskey, vodka and tequila. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the amounts and percentage of consolidated revenue, consolidated results from operations, consolidated net loss attributable to common shareholders, consolidated income tax (expense) benefit and consolidated assets from the U.S. and foreign countries and consolidated revenue by category.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

	Three Months ended September 30,
	2014		2013
Consolidated Revenue:
International	$2,124,759	15.9%	$1,456,514	12.5%
United States	11,256,945	84.1%	10,203,193	87.5%

Total Consolidated Revenue	$13,381,704	100.0%	$11,659,707	100.0%

Consolidated (Loss) Income from Operations:
International	$(28,466)	9.7%	$2,262	(1.1)%
United States	(263,874)	90.3%	(210,154)	101.1%

Total Consolidated Loss from Operations	$(292,340)	100.0%	$(207,892)	100.0%

Consolidated Net (Loss) Income Attributable to Controlling Interests:
International	$(80,566)	7.5%	$11,128	(0.3)%
United States	(999,947)	92.5%	(4,437,663)	100.3%

Total Consolidated Net Loss Attributable to Controlling Interests	$(1,080,513)	100.0%	$(4,426,535)	100.0%

Income tax (expense) benefit:
United States	(259,962)	100.0%	37,038	100.0%

Consolidated Revenue by category:
Rum	$4,286,319	32.0%	$4,285,230	36.7%
Liqueur	2,476,026	18.5%	2,609,505	22.4%
Whiskey	3,139,233	23.5%	2,294,165	19.7%
Vodka	639,819	4.8%	743,328	6.4%
Tequila	41,885	0.3%	34,946	0.3%
Wine	—	0.0%	178,878	1.5%
Related Non-Alcoholic Beverage Products	2,798,422	20.9%	1,513,655	13.0%

Total Consolidated Revenue	$13,381,704	100.0%	$11,659,707	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

	Six Months ended September 30,
	2014		2013
Consolidated Revenue:
International	$3,479,777	13.7%	$2,867,861	13.0%
United States	21,884,126	86.3%	19,210,463	87.0%

Total Consolidated Revenue	$25,363,903	100.0%	$22,078,324	100.0%

Consolidated (Loss) Income from Operations:
International	$(55,483)	6.8%	$42,943	(6.5)%
United States	(756,243)	93.2%	(706,483)	106.5%

Total Consolidated Loss from Operations	$(811,726)	100.0%	$(663,540)	100.0%

Consolidated Net (Loss) Income Attributable to Controlling Interests:
International	$(141,199)	5.5%	$27,744	(0.5)%
United States	(2,435,145)	94.5%	(5,747,112)	100.5%

Total Consolidated Net Loss Attributable to Controlling Interests	$(2,576,344)	100.0%	$(5,719,368)	100.0%

Income tax (expense) benefit:
United States	(422,924)	100.0%	74,076	100.0%

Consolidated Revenue by category:
Rum	$8,578,512	33.8%	$8,499,000	38.5%
Liqueur	4,378,469	17.3%	4,480,311	20.3%
Whiskey	6,151,312	24.3%	4,589,392	20.8%
Vodka	1,160,402	4.6%	1,332,978	6.0%
Tequila	127,214	0.5%	94,848	0.4%
Wine	—	0.0%	293,488	1.3%
Related Non-Alcoholic Beverage Products	4,967,994	19.6%	2,788,307	12.7%

Total Consolidated Revenue	$25,363,903	100.0%	$22,078,324	100.0%

	As of September 30, 2014		As of March 31, 2014
Consolidated Assets:
International	$2,780,299	6.8%	2,201,343	6.0%
United States	38,173,878	93.2%	34,320,167	94.0%

Total Consolidated Assets	$40,954,177	100.0%	36,521,510	100.0%

NOTE 15 —  SUBSEQUENT EVENTS

Convertible Notes conversion - In November 2014, two Convertible Note holders each converted $100,000 of Convertible Notes and $787 of accrued interest thereon into 111,898 shares of common stock each.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, Bulgaria, France, Russia, Finland, Norway, Sweden, China and the Duty Free markets, and in a number of other countries in continental Europe and Latin America. We market the following brands, among others, Gosling’s Rum®, Gosling’s Stormy Ginger Beer, Gosling’s Dark ‘n Stormy® ready-to-drink cocktail, Jefferson’s®, Jefferson’s Reserve®, Jefferson’s Ocean Aged-at-Sea and Jefferson's Presidential SelectTM bourbons, Jefferson’s Rye whiskey, Pallini® liqueurs, Clontarf® Irish whiskey, Knappogue Castle Whiskey®, Brady's® Irish Cream, Boru® vodka, TierrasTM tequila, Celtic Honey® liqueur, Castello Mio® sambucas and Gozio® amaretto.

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

·	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
·	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskies, sales of which have grown approximately 40% over the past two fiscal years;
·	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
·	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
·	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

Recent Events

Accelerated Filer

On September 30, 2014, we exceeded the $75.0 million public float threshold to trigger accelerated filer status with the SEC beginning in fiscal year 2016. Consequently, as of April 1, 2015, we will no longer be a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act of 1933, as amended, and accelerated filer disclosures will commence in our Form 10-Q for the quarter ending June 30, 2015. Further, we will need to comply with the auditor attestaion requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and accelerated reporting deadlines in our Form 10-K for the fiscal year ending March 31, 2015.

Keltic Facility

In September 2014, we entered into an Amended and Restated Loan and Security Agreement (the "Agreement") with ACF FinCo I LP, a Delaware limited partnership (“ACF”), as successor-in-interest to Keltic Financial Partners II, LP ("Keltic"), in order to amend certain terms of the Company’s existing $8.0 million revolving facility (the "Keltic Facility") and $4.0 million term loan (the "Term Loan") with ACF.

Among other changes, the Agreement modifies certain aspects of the existing Keltic Facility, including increasing the maximum amount of the Keltic Facility from $8.0 million to $12.0 million and increasing the inventory sub-limit from $4.0 million to $6.0 million. In addition, the term of the Keltic Facility was extended from December 31, 2016 to July 31, 2019. The Keltic Facility interest rate was reduced to the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.25%. As of the closing date, the Keltic Facility interest rate was 6.25%. The monthly facility fee was reduced from 1.00% per annum of the maximum Keltic Facility amount to 0.75%. In addition, the Agreement contains EBITDA hurdles allowing for further interest rate reductions in the future. The Agreement also modifies certain aspects of the EBITDA covenant that was contained in the previously existing Loan and Security Agreement, dated as of August 19, 2011, as amended. We paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Agreement.

Junior Notes

Also in September 2014, in connection with our entry into the Agreement described above, we repaid all our obligations under that certain Loan Agreement, dated as of August 7, 2013, by and among us and the lending parties thereto (the "Junior Loan Agreement"), under which we had $1.25 million principal amount outstanding. Pursuant to the terms of the Junior Loan Agreement, we had the option to repay this indebtedness at any time prior to the maturity date without penalty, but with payment of accrued interest to the date of prepayment. We used proceeds from the Keltic Facility to repay such obligations.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2014, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2014, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.26852 (equivalent to U.S. $1.00 = €0.78832) and  £1.00 = U.S. $1.62388 (equivalent to U.S. $1.00 = £0.61581).

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cases
United States	73,942	79,033	142,486	146,723
International	20,040	20,298	38,609	40,951

Total	93,982	99,331	181,095	187,674

Rum	43,745	43,146	84,658	87,126
Vodka	12,266	14,231	21,856	24,925
Liqueur	22,944	25,244	42,384	43,313
Whiskey	14,803	13,973	31,526	28,096
Tequila	210	183	657	502
Wine	—	2,554	—	3,709
Other Spirits	14	—	14	3

Total	93,982	99,331	181,095	187,674

Percentage of Cases
United States	78.7%	79.6%	78.7%	78.2%
International	21.3%	20.4%	21.3%	21.8%

Total	100.0%	100.0%	100.0%	100.0%

Rum	46.5%	43.4%	46.7%	46.4%
Vodka	13.1%	14.3%	12.1%	13.3%
Liqueur	24.4%	25.4%	23.4%	23.1%
Whiskey	15.8%	14.1%	17.4%	15.0%
Tequila	0.2%	0.2%	0.4%	0.2%
Wine	0.0%	2.6%	0.0%	2.0%
Other Spirits	0.0%	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

 The following table provides information regarding our case sales of related non-alcoholic beverage products for the periods presented:

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cases
United States	189,702	108,037	338,357	205,719
International	2,400	3,566	16,124	10,173

Total	192,102	111,603	354,481	215,892

Percentage of Cases
United States	98.8%	96.8%	95.5%	95.3%
International	1.2%	3.2%	4.5%	4.7%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5%	64.1%	62.8%	63.3%

Gross profit	36.5%	35.9%	37.2%	36.7%

Selling expense	26.8%	25.2%	26.9%	26.4%
General and administrative expense	10.2%	10.7%	11.7%	11.4%
Depreciation and amortization	1.6%	1.8%	1.7%	1.9%

Loss from operations	(2.2)%	(1.8)%	(3.2)%	(3.0)%

Other income (expense), net	0.0%	0.0%	0.1%	0.0%
Loss from equity investment in non-consolidated affiliate	(0.0)%	(0.2)%	(0.0)%	(0.1)%
Foreign exchange loss	(0.2)%	(1.5)%	(1.0)%	(0.5)%
Interest expense, net	(2.2)%	(2.3)%	(2.3)%	(2.3)%
Net change in fair value of warrant liability	0.0%	(30.2)%	0.0%	(18.0)%
Income tax (expense) benefit, net	(1.9)%	0.3%	(1.7)%	0.3%

Net loss	(6.5)%	(35.7)%	(8.1)%	(23.5)%
Net income attributable to noncontrolling interests	(1.6)%	(2.4)%	(2.0)%	(2.4)%

Net loss attributable to controlling interests	(8.1)%	(38.1)%	(10.2)%	(25.9)%

Dividend to preferred shareholders	0.0%	(1.6)%	0.0%	(1.7)%

Net loss attributable to common shareholders	(8.1)%	(39.7)%	(10.2)%	(27.6)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss attributable to common shareholders	$(1,080,513)	$(4,614,513)	$(2,576,344)	$(6,097,278)
Adjustments:
Interest expense, net	288,215	268,480	576,857	497,299
Income tax expense (benefit), net	259,962	(37,038)	422,924	(74,076)
Depreciation and amortization	215,873	214,638	431,971	427,762
EBITDA (loss)	(316,463)	(4,168,433)	(1,144,592)	(5,246,293)
Allowance for doubtful accounts	9,000	15,312	68,000	25,812
Stock-based compensation expense	208,808	105,216	400,264	177,749
Other (income) expense, net	(64)	174	(17,006)	174
Loss from equity investment in non-consolidated affiliate	—	17,956	—	24,077
Foreign exchange loss	29,011	171,863	265,458	111,523
Net change in fair value of warrant liability	—	3,519,164	—	3,966,415
Net income attributable to noncontrolling interests	211,049	278,044	516,385	530,416
Dividend to preferred shareholders	—	187,978	—	377,910
EBITDA, as adjusted	141,341	127,274	88,509	(32,217)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowance for doubtful accounts, other (income) expense, net, stock-based compensation expense, loss from equity investment in non-consolidated affiliate, foreign exchange loss, net change in fair value of warrant liability, net income attributable to noncontrolling interests and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved to $0.14 million for the three months ended September 30, 2014, as compared to $0.13 million for the comparable prior-year period, primarily as a result of increased sales and gross profit. Our EBITDA, as adjusted, improved to $0.09 million for the six months ended September 30, 2014, as compared to ($0.03) million for the comparable prior-year period, primarily as a result of increased sales and gross profit.

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Net sales. Net sales increased 14.8% to $13.4 million for the three months ended September 30, 2014, as compared to $11.7 million for the comparable prior-year period, due to the overall growth of our Gosling's Stormy Ginger Beer, Jefferson's and Jefferson’s Reserve, Clontarf Irish whiskey and Pallini liqueurs. Our international spirits case sales as a percentage of total spirits case sales was 21.3% for the three months ended September 30, 2014 as compared to 20.4% for the comparable prior-year period. Our overall spirits sales volume was negatively impacted by the elimination of the Hasse Apple Pie Liqueurs and our wines, as well as our inability to source supply for Jefferson’s Rye in the current year, all of which had sales in the three months ended September 30, 2013, but not the three months ended September 30, 2014. These shortfalls were partially offset by increases in sales of our Jefferson’s and Jefferson’s Reserve bourbons and our Irish whiskey portfolio. In addition, sales of our Gosling’s Stormy Ginger Beer increased by 80,577 cases, or 72.3%, overall, including a 81,743 case increase, or 75.7%, in U.S. case sales. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	599	(176)	1.4%	(0.5)%
Whiskey	830	289	5.9%	3.6%
Liqueur	(2,300)	(1,603)	(9.1)%	(6.7)%
Vodka	(1,965)	(1,088)	(13.8)%	(8.9)%
Tequila	27	27	14.8%	14.8%
Wine	(2,554)	(2,554)	(100.0)%	(100.0)%
Other Spirits	14	14	-	-

Total	(5,349)	(5,091)	(5.4)	(6.4)%

Gross profit. Gross profit increased 16.7% to $4.9 million for the three months ended September 30, 2014 from $4.2 million for the comparable prior-year period, and our gross margin increased to 36.5% for the three months ended September 30, 2014 compared to 35.9% for the comparable prior-year period. The increase in gross profit was primarily due to increased revenue in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s bourbons and our Irish whiskey brands.

Selling expense. Selling expense increased 22.5% to $3.6 million for the three months ended September 30, 2014 from $2.9 million for the comparable prior-year period, primarily due to a $0.2 million increase in each of employee costs and shipping costs, associated with increased sales volume, combined with a $0.2 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs. These increases resulted in selling expense as a percentage of net sales increasing to 26.8% for the three months ended September 30, 2014 as compared to 25.2% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 10.0% to $1.4 million for the three months ended September 30, 2014 from $1.2 million for the comparable prior-year period, primarily due to a combined $0.1 million increase in professional fees, employee expense and non-cash stock-based compensation expense. The increase in sales resulted in general and administrative expense as a percentage of net sales decreasing to 10.2% for the three months ended September 30, 2014 as compared to 10.7% for the comparable prior-year period. Due to the increase in our stock price, our market capitalization at the end of our second fiscal quarter exceeded the levels for a smaller reporting company. Accordingly, we will be an accelerated filer in future periods and expect to incur additional general and administrative expense to comply with the additional requirements of an accelerated filer company.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended September 30, 2014 and 2013.

Loss from operations. As a result of the foregoing, loss from operations increased to ($0.3) million for the three months ended September 30, 2014 from ($0.2) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants at their initial fair value. Changes in the fair value of the 2011 Warrants were recognized in earnings for each reporting period. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in effect due to the historical VWAP and trading volume of our Common Stock. As a result, the then outstanding warrant liability of $6.2 million was eliminated and recognized as an increase to additional paid-in capital. In April 2014, we called for cancellation all remaining 1.7 million unexercised 2011 Warrants pursuant to their terms after satisfying applicable conditions. Pursuant to the call for cancellation, holders of all 1.7 million unexercised 2011 Warrants exercised such warrants and received 1.7 million shares of Common Stock. We received $0.6 million in cash upon the exercise of these 2011 Warrants. As a result, no 2011 Warrants were outstanding as of September 30, 2014. Accordingly, we are no longer required to recognize any changes in fair value of the 2011 Warrants. For the three months ended September 30, 2013, we recorded a non-cash charge for loss on the change in the value of the warrants of ($3.5) million, primarily due to the effects of our increased share price on the Black-Scholes valuation.

Income tax (expense) benefit, net. Income tax (expense) benefit, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc., adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.3) million for the three months ended September 30, 2014 as compared to a benefit of $0.04 million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the three months ended September 30, 2014 was ($0.03) million as compared to a loss of ($0.2) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. Interest expense, net was ($0.3) million for each of the three-month periods ended September 30, 2014 and 2013. Due to expected borrowings under the Keltic Facility to support additional inventory purchases and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the three months ended September 30, 2014 was ($0.2) million as compared to ($0.3) million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. Pursuant to the mandatory conversion of our Series A Preferred Stock, in February 2014, all outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into Common Stock. Accordingly, after February 2014, we no longer recognize a dividend to preferred shareholders. For the three months ended September 30, 2013, we recognized a dividend on our Series A Preferred Stock of $0.2 million.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, including the non-cash charge for loss on the net change in fair value of warrant liability and the dividend accrual in the prior year, offset by the income tax expense, net in the current year, net loss attributable to common shareholders improved to ($1.1) million for the three months ended September 30, 2014 as compared to a loss of ($4.6) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the three months ended September 30, 2014 as compared to ($0.04) per share for the comparable prior-year period. Net loss per common share, basic and diluted, as reported in the current period benefited from an increase in the weighted-average shares outstanding in the three months ended September 30, 2014 as compared to the prior-year period.

Six months ended September 30, 2014 compared with six months ended September 30, 2013

Net sales. Net sales increased 14.9% to $25.4 million for the six months ended September 30, 2014, as compared to $22.1 million for the comparable prior-year period, due to the overall growth of our Gosling's Stormy Ginger Beer, Jefferson's and Jefferson’s Reserve, Clontarf Irish whiskey and Pallini liqueurs. Our international spirits case sales as a percentage of total spirits case sales was 21.3% for the six months ended September 30, 2014 as compared to 21.8% for the comparable prior-year period. Our overall spirits sales volume was negatively impacted by the elimination of the Hasse Apple Pie Liqueurs and our wines, as well as our inability to source supply for Jefferson’s Rye in the current year, all of which had sales in the six months ended September 30, 2013, but not the six months ended September 30, 2014. These shortfalls were partially offset by increases in sales of our Jefferson’s and Jefferson’s Reserve bourbons and our Irish whiskey portfolio. In addition, sales of our Gosling’s Stormy Ginger Beer increased by 138,551 cases, or 64.3%, overall, including a 132,600 case increase, or 64.6%, in U.S. case sales. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(2,468)	797	(2.8)%	1.3%
Whiskey	3,430	1,176	12.2%	7.4%
Liqueur	(929)	(994)	(2.1)%	(2.4)%
Vodka	(3,069)	(1,672)	(12.3)%	(7.7)%
Tequila	155	155	30.9%	30.9%
Wine	(3,709)	(3,709)	(100.0)%	(100.0)%
Other Spirits	11	11	329.2%	329.2%

Total	(6,579)	(4,237)	(3.5)%	(2.9)%

Gross profit. Gross profit increased 16.4% to $9.4 million for the six months ended September 30, 2014 from $8.1 million for the comparable prior-year period, and our gross margin increased to 37.2% for the six months ended September 30, 2014 compared to 36.7% for the comparable prior-year period. The increase in gross profit was primarily due to increased revenue in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s bourbons and our Irish whiskey brands.

Selling expense. Selling expense increased 17.2% to $6.8 million for the six months ended September 30, 2014 from $5.8 million for the comparable prior-year period, primarily due to a $0.5 million increase in shipping costs and a $0.1 million increase in commissions, associated with increased sales volume, and a $0.5 million increase in employee costs, partially offset by a $0.1 million decrease in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs. The increase in sales resulted in selling expense as a percentage of net sales remaining relatively constant at 26.9% for the six months ended September 30, 2014 as compared to 26.4% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 18.7% to $3.0 million for the six months ended September 30, 2014 from $2.5 million for the comparable prior-year period, primarily due to a $0.1 million increase in each of professional fees, insurance, employee expense and non-cash stock-based compensation expense. The increase in sales resulted in general and administrative expense as a percentage of net sales remaining relatively constant at 11.7% for the six months ended September 30, 2014 as compared to 11.4% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.4 million for each of the six-month periods ended September 30, 2014 and 2013.

Loss from operations. As a result of the foregoing, loss from operations increased to ($0.8) million for the six months ended September 30, 2014 from ($0.7) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants at their initial fair value. Changes in the fair value of the 2011 Warrants were recognized in earnings for each reporting period. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in effect due to the historical VWAP and trading volume of our Common Stock. As a result, the then outstanding warrant liability of $6.2 million was eliminated and recognized as an increase to additional paid-in capital. In April 2014, we called for cancellation all remaining 1.7 million unexercised 2011 Warrants pursuant to their terms after satisfying applicable conditions. Pursuant to the call for cancellation, holders of all 1.7 million unexercised 2011 Warrants exercised such warrants and received 1.7 million shares of Common Stock. We received $0.6 million in cash upon the exercise of these 2011 Warrants. As a result, no 2011 Warrants were outstanding as of September 30, 2014. Accordingly, we are no longer required to recognize any changes in fair value of the 2011 Warrants. For the six months ended September 30, 2013, we recorded a non-cash charge for loss on the change in the value of the warrants of ($4.0) million, primarily due to the effects of our increased share price on the Black-Scholes valuation.

Income tax (expense) benefit, net. Income tax (expense) benefit, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc., adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.4) million for the six months ended September 30, 2014 as compared to a benefit of $0.1 million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the six months ended September 30, 2014 was ($0.3) million as compared to a loss of ($0.1) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.6) million for the six months ended September 30, 2014 as compared to ($0.5) million for the comparable prior-year period due to increased balances outstanding under our credit facilities. Due to expected borrowings under the Keltic Facility to support additional inventory purchases and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests during the each of the six-month periods ended September 30, 2014 and 2013 was ($0.5) million, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. Pursuant to the mandatory conversion of our Series A Preferred Stock, in February 2014, all outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into Common Stock. Accordingly, after February 2014, we no longer recognize a dividend to preferred shareholders. For the six months ended September 30, 2013, we recognized a dividend on our Series A Preferred Stock of $0.4 million.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, including the non-cash charge for loss on the net change in fair value of warrant liability and the dividend accrual in the prior year, offset by the income tax expense, net in the current year, net loss attributable to common shareholders improved to ($2.6) million for the six months ended September 30, 2014 as compared to a loss of ($6.1) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.02) per share for the six months ended September 30, 2014 as compared to ($0.06) per share for the comparable prior-year period. Net loss per common share, basic and diluted, as reported in the current period benefited from an increase in the weighted-average shares outstanding in the six months ended September 30, 2014 as compared to the prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the six months ended September 30, 2014, we had a net loss of $2.1 million, and used cash of $4.6 million in operating activities. As of September 30, 2014, we had cash and cash equivalents of $1.4 million and had an accumulated deficit of $142.1 million.

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

In August 2011, we entered into a loan agreement with ACF, as successor in interest to Keltic, which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $8.0 million for the purpose of providing us with working capital and a term loan to finance purchases of aged whiskies (the “Bourbon Term Loan”) in the initial aggregate principal amount of $2.5 million, which was used for the purchase of bourbon inventory on March 11, 2013. In August 2013, the Bourbon Term Loan was amended to provide us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount.

In September 2014, we entered into the Agreement, pursuant to which the Keltic Facility was further amended to modify certain aspects of the existing Keltic Facility, including increasing the maximum amount of the Keltic Facility from $8.0 million to $12.0 million and increasing the inventory sub-limit from $4.0 million to $6.0 million. In addition, the term of the Keltic Facility was extended from December 31, 2016 to July 31, 2019 (the "Maturity Date"). The Keltic Facility interest rate was reduced to the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.25%. The monthly facility fee was reduced from 1.00% per annum of the maximum Keltic Facility amount to 0.75%. In addition, the Agreement contains EBITDA hurdles allowing for further interest rate reductions in the future. The Agreement also modifies certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. We paid Keltic an aggregate $120,000 amendment fee in connection with the execution of the Agreement.

We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.25%. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility and the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility or Bourbon Term Loan, as applicable, interest rate. The Keltic Facility currently bears interest at 6.25% and the Bourbon Term Loan currently bears interest at 7.50%. We are required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on the Maturity Date. In addition to closing fees, Keltic receives an annual facility fee and a collateral management fee (each as set forth in the Agreement).

The Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2014, we were in compliance, in all material respects, with the covenants under the Agreement.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement providing for an aggregate of $750,000 of the initial $2.5 million principal amount of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of ours, Mark E. Andrews, III ($50,000), a director of ours and our Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of ours and our President and CEO, (amounts shown are initial purchase amounts). Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we pay the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000.

In August 2014, we entered into a Sixth Amendment in order to modify certain aspects of the EBITDA covenant contained in the Keltic Facility for the period ending June 30, 2014.

In August 2013, we entered into a Loan Agreement (the "Junior Loan Agreement"), by and between us and the lending parties thereto (the "Junior Lenders"), which provided for an aggregate $1.25 million unsecured loan (the "Junior Loan") to us. The Junior Loan bore interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and was set to mature on October 15, 2015. The Junior Loan was able to be prepaid in whole or in part without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement contained customary events of default, which, if uncured, entitled each Junior Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the portion of the Junior Loan made by such Junior Lender. The Junior Loan Agreement provided for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders included Frost Gamma Investments Trust ($200,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000).

In September 2014, in connection with the amendment to the Keltic Facility described above, we used proceeds from the Keltic Facility to repay the $1.25 million principal amount outstanding to the Junior Loans.

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

We have arranged various credit facilities aggregating €0.4 million or $0.5 million (translated at the September 30, 2014 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%.

Liquidity Discussion

As of September 30, 2014, we had shareholders’ equity of $20.2 million as compared to $19.9 million at March 31, 2014. This increase is primarily due to the net issuance of $1.2 million of Common Stock under the Equity Distribution Agreement (the "Distribution Agreement") with Barrington Research Associates, Inc. and the exercise of $0.6 million of our 2011 Warrants, partially offset by our total comprehensive loss for the six months ended September 30, 2014.

We had working capital of $22.4 million at September 30, 2014 as compared to $19.1 million at March 31, 2014. This increase is primarily due to a $6.8 million increase in inventory and a $0.1 million increase in prepaid expenses, partially offset by a $2.4 million decrease in accounts receivable and a net $1.1 million increase in accounts payable, accrued expenses and due to related parties.

As of September 30, 2014, we had cash and cash equivalents of approximately $1.4 million, as compared to $0.9 million as of March 31, 2014. This increase is primarily attributable to the equity issued and debt used, partially offset by the funding of our operations and working capital needs for the six months ended September 30, 2014. At September 30, 2014, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

As of September 30, 2014, we had borrowed $6.9 million of the $12.0 million available under the Keltic Facility, leaving $5.1 million in then potential availability for working capital needs. As of the date of this report, we had borrowed $8.8 million of the $12.0 million available under the Keltic Facility, leaving $3.2 million in potential availability for working capital needs. We believe our current cash and working capital and the availability under the Keltic Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least September 2015.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Six months ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,579)	$(2,071)
Investing activities	(243)	(57)
Financing activities	5,296	1,837

Effect of foreign currency translation	(1)	3

Net increase (decrease) in cash and cash equivalents	$473	$(288)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at September 30, 2014 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to reduce the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the six months ended September 30, 2014, net cash used in operating activities was $4.6 million, consisting primarily of a $7.3 million increase in inventory, a net loss of $2.1 million, a $0.2 million increase in other assets, a $0.1 million increase in prepaid expenses and $0.4 million in income tax expense, net. These uses of cash were partially offset by a $2.5 million decrease in accounts receivable, stock based compensation expense of $0.4 million, and depreciation and amortization expense of $0.4 million.

During the six months ended September 30, 2013, net cash used in operating activities was $2.1 million, consisting primarily of a net loss of $5.2 million, a $0.7 million increase in accounts receivable, a $0.5 million decrease in accounts payable and accrued expenses, a $0.2 million increase in prepaid expenses and a $0.2 million increase in due from affiliates. These uses of cash were partially offset by a change in fair value of warrant liability of $4.0 million, stock based compensation expense of $0.2 million and depreciation and amortization expense of $0.4 million.

Investing Activities. Net cash used in investing activities was $0.2 million for the six months ended September 30, 2014, representing $0.2 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.06 million for the six months ended September 30, 2013, representing $0.1 million used in the acquisition of fixed and intangible assets and $6,000 in payments under contingent consideration agreements, partially offset by $0.06 million from a change in restricted cash.

Financing activities. Net cash provided by financing activities for the six months ended September 30, 2014 was $5.3 million, consisting of $5.0 million in net proceeds from the Keltic Facility, $1.2 million in net proceeds from the issuance of Common Stock pursuant to the Distribution Agreement, $0.6 million in proceeds from the exercise of 2011 Warrants, $0.1 million in proceeds from the foreign revolving credit facilities and $0.1 million in proceeds from the exercise of stock options, partially offset by the $1.25 million paid on the Junior Loan and the $0.4 million paid on the Bourbon Term Loan.

Net cash used in financing activities for the six months ended September 30, 2013 was $1.8 million, consisting of $1.25 million from issuance of the Junior Notes, $0.3 million in proceeds from the exercise of June 2011 Warrants, $0.2 million drawn on the Keltic Facility and $0.1 million drawn on the foreign revolving credit facilities, partially offset by the $0.06 million paid on the Bourbon Term Loan.

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

Cautionary Note Regarding Forward Looking Statements

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2014, as amended, and as follows:

•	our history of losses;

•	recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance;

•	our potential need for additional capital, which, if not available on acceptable terms or at all, could restrict our future growth and severely limit our operations;

•	our brands could fail to achieve more widespread consumer acceptance, which may limit our growth;

•	our dependence on a limited number of suppliers, who may not perform satisfactorily or may end their relationships with us, which could result in lost sales, incurrence of additional costs or lost credibility in the marketplace;

•	our annual purchase obligations with certain suppliers;
•	the failure of even a few of our independent wholesale distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations;

•	the possibility that we cannot secure and maintain listings in control states, which could cause the sales of our products to decrease significantly;

•	the potential limitation to our growth if we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, or integrate such brands after acquisitions;

•	currency exchange rate fluctuations and devaluations may significantly adversely affect our revenues, sales, costs of goods and overall financial results;

•	our need to maintain a relatively large inventory of our products to support customer delivery requirements, which could negatively impact our operations if such inventory is lost due to theft, fire or other damage;

•	the possibility that we or our strategic partners will fail to protect our respective trademarks and trade secrets, which could compromise our competitive position and decrease the value of our brand portfolio;

•	an impairment in the carrying value of our goodwill or other acquired intangible assets could negatively affect our operating results and shareholders’ equity;

•	changes in consumer preferences and trends could adversely affect demand for our products;

•	there is substantial competition in our industry and the many factors that may prevent us from competing successfully;

•	adverse changes in public opinion about alcohol could reduce demand for our products;

•	class action or other litigation relating to alcohol misuse or abuse could adversely affect our business; and

•	adverse regulatory decisions and legal, regulatory or tax changes could limit our business activities, increase our operating costs and reduce our margins.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 D. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit
Number	Description

4.1

Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on September 24, 2014).

4.2

Amended and Restated Term Note, dated as of September 22, 2014, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on September 24, 2014).

4.3

Amended and Restated Revolving Credit Note, dated as of September 22, 2014, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on September 24, 2014).

10.1

Reaffirmation Agreement, dated as of September 22, 2014, by and among the Company, Castle Brands (USA) Corp., the officers signatory thereto, certain term loan participants and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 24, 2014).

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

November 14, 2014

EXHIBIT INDEX

Exhibit
Number	Description

4.1

Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on September 24, 2014).

4.2

Amended and Restated Term Note, dated as of September 22, 2014, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on September 24, 2014).

4.3

Amended and Restated Revolving Credit Note, dated as of September 22, 2014, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on September 24, 2014).

10.1

Reaffirmation Agreement, dated as of September 22, 2014, by and among the Company, Castle Brands (USA) Corp., the officers signatory thereto, certain term loan participants and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 24, 2014).

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith

