Form 10-Q
period 2014-12-31
Castle Brands Inc
filed 2015-02-17
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The Company had 156,935,950 shares of $.01 par value common stock outstanding at February 12, 2015.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$854,231	$908,501
Accounts receivable — net of allowance for doubtful accounts of $150,085 and $204,418 at December 31 and March 31, 2014, respectively	9,041,111	8,858,146
Due from shareholders and affiliates	138,750	115,288
Inventories— net of allowance for obsolete and slow moving inventory of $293,381 and $266,473 at December 31 and March 31, 2014, respectively	21,915,102	14,650,029
Deferred tax assets	—	473,330
Prepaid expenses and other current assets	1,276,959	1,575,947

Total Current Assets	33,226,153	26,581,241

Equipment — net	646,026	568,395

Intangible assets — net of accumulated amortization of $6,546,722 and $6,058,005 at December 31 and March 31, 2014, respectively	7,813,416	8,178,888
Goodwill	496,226	496,226
Restricted cash	368,951	416,565
Other assets	409,424	280,195

Total Assets	$42,960,196	$36,521,510

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$—	$20,205
Accounts payable	4,652,086	4,483,764
Accrued expenses	1,171,390	1,073,188
Due to shareholders and affiliates	2,356,635	1,936,241

Total Current Liabilities	8,180,111	7,513,398

Long-Term Liabilities
Keltic facility	9,456,103	1,953,037
Bourbon term loan (including $273,906 and $484,375 of related-party participation at December 31 and March 31, 2014, respectively)	1,139,450	2,015,000
Notes payable - Junior loan (including $300,000 of related party participation at March 31, 2014)	—	1,250,000
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at each of December 31 and March 31, 2014)	1,675,000	2,125,000
Notes payable – GCP Note	219,514	211,580
Deferred tax liability	1,407,190	1,518,304

Total Liabilities	22,077,368	16,586,319

Commitments and Contingencies (Note 12)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding at December 31 and March 31, 2014	-	-
Common stock, $.01 par value, 300,000,000 shares authorized, 156,291,860 and 151,841,133 shares issued and outstanding at December 31 and March 31, 2014, respectively	1,562,919	1,518,411
Additional paid-in capital	161,072,310	157,485,965
Accumulated deficit	(142,729,309)	(139,561,969)
Accumulated other comprehensive loss	(2,036,287)	(1,724,916)

Total controlling shareholders’ equity	17,869,633	17,717,491

Noncontrolling interests	3,013,195	2,217,700

Total equity	20,882,828	19,935,191

Total Liabilities and Equity	$42,960,196	$36,521,510

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Sales, net*	$15,936,514	$13,579,289	$41,300,417	$35,657,613
Cost of sales*	9,941,654	8,731,204	25,875,230	22,706,709

Gross profit	5,994,860	4,848,085	15,425,187	12,950,904

Selling expense	4,034,964	3,368,324	10,866,113	9,196,857
General and administrative expense	1,565,380	1,373,157	4,544,313	3,883,221
Depreciation and amortization	237,652	217,002	669,623	644,764

Income (loss) from operations	156,864	(110,398)	(654,862)	(773,938)

Other (expense) income, net	(208)	(480)	16,798	(654)
Loss from equity investment in non-consolidated affiliate	—	(428,598)	—	(452,675)
Foreign exchange gain (loss)	57,879	50,709	(207,579)	(60,814)
Interest expense, net	(267,459)	(281,732)	(844,316)	(779,031)
Net change in fair value of warrant liability	—	(1,426,179)	—	(5,392,594)
Income tax (expense) benefit, net	(258,962)	37,038	(681,886)	111,114

Net loss	(311,886)	(2,159,640)	(2,371,845)	(7,348,592)
Net income attributable to noncontrolling interests	(279,110)	(210,833)	(795,495)	(741,249)

Net loss attributable to controlling interests	(590,996)	(2,370,473)	(3,167,340)	(8,089,841)

Dividend to preferred shareholders	—	(192,678)	—	(570,588)

Net loss attributable to common shareholders	$(590,996)	$(2,563,151)	$(3,167,340)	$(8,660,429)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.00)	$(0.02)	$(0.02)	$(0.08)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	155,838,146	112,150,634	154,989,569	110,682,714

* Sales, net and Cost of sales include excise taxes of $1,677,886 and $1,664,018 for the three months ended December 31, 2014 and 2013, respectively, and $4,736,838 and $4,677,198 for the nine months ended December 31, 2014 and 2013, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Net loss	$(311,886)	$(2,159,640)	$(2,371,845)	$(7,348,592)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(102,589)	49,961	(311,371)	196,144

Total other comprehensive (loss) income:	(102,589)	49,961	(311,371)	196,144

Comprehensive loss	$(414,475)	$(2,109,679)	$(2,683,216)	$(7,152,448)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2014	151,841,133	$1,518,411	$157,485,965	$(139,561,969)	$(1,724,916)	$2,217,700	$19,935,191

Net loss				(3,167,340)		795,495	(2,371,845)
Foreign currency translation adjustment					(311,371)		(311,371)
Issuance of common stock, net of issuance costs	1,666,959	16,670	1,741,540				1,758,210
Exercise of common stock warrants	1,657,802	16,578	613,387				629,965
Surrender of common stock in connection with exercise of common stock warrants	(27,902)	(279)	(30,971)				(31,250)
Conversion of 5% convertible note and accrued interest thereon	501,574	5,016	446,401				451,417
Exercise of common stock options	652,294	6,523	209,171				215,694
Stock-based compensation			606,817				606,817

BALANCE, DECEMBER 31, 2014	156,291,860	$1,562,919	$161,072,310	$(142,729,309)	$(2,036,287)	$3,013,195	$20,882,828

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,371,845)	$(7,348,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	669,623	644,764
Provision for doubtful accounts	(54,333)	36,475
Amortization of deferred financing costs	114,661	120,367
Change in fair value of warrant liability	—	5,392,594
Deferred income tax expense (benefit), net	362,216	(111,114)
Loss from equity investment in non-consolidated affiliate	—	452,675
Effect of changes in foreign exchange	207,579	60,814
Stock-based compensation expense	606,817	281,385
Changes in operations, assets and liabilities:
Accounts receivable	(138,383)	(1,150,571)
Due from affiliates	(23,462)	(247,905)
Inventory	(7,755,008)	(542,928)
Prepaid expenses and supplies	296,694	(321,928)
Other assets	(243,890)	(167,795)
Accounts payable and accrued expenses	304,061	(1,140,882)
Accrued interest	7,934	3,734
Due to related parties	420,394	232,421

Total adjustments	(5,225,097)	3,542,106

NET CASH USED IN OPERATING ACTIVITIES	(7,596,942)	(3,806,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(254,296)	(125,284)
Acquisition of intangible assets	(123,245)	(26,981)
Change in restricted cash	(812)	60,906
Payments under contingent consideration agreements	—	(5,940)

NET CASH USED IN INVESTING ACTIVITIES	(378,353)	(97,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) Keltic facility	7,503,066	(489,034)
Payments on Bourbon term loan	(875,550)	(312,650)
(Payments on) proceeds from Junior loan	(1,250,000)	1,250,000
Proceeds from 5% Convertible notes	—	2,125,000
Net (payments on) proceeds from foreign revolving credit facility	(19,329)	66,116
Proceeds from issuance of common stock	1,916,399	1,437,623
Payments for costs of stock issuance	(158,189)	(122,367)
Proceeds from exercise of common stock warrants	598,715	442,214
Proceeds from exercise of common stock options	215,694	7,449

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,930,806	4,404,351

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(9,781)	1,942
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(54,270)	502,508
CASH AND CASH EQUIVALENTS — BEGINNING	908,501	439,323

CASH AND CASH EQUIVALENTS — ENDING	$854,231	$941,831

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$—	$518,234
Conversion of 5% convertible note, and accrued interest thereon, to common stock	$451,417	$—

Interest paid	$707,148	$633,566
Income taxes paid	$176,523	$—

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

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd., the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners, Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka and tequila in the United States, Canada, Europe and Asia.

C.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of non-consolidated affiliate equity investment as a component of net income or loss.

D.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

E.	Impairment of long-lived assets — Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond,” or sold by CB-IRL in Ireland “tax paid.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

H.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company’s income tax (expense) benefit for the three and nine months ended December 31, 2014 and 2013 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For the three and nine months ended December 31, 2014, the Company recognized ($258,962) and ($681,886) of deferred tax expense, net, respectively, and for the three and nine months ended December 31, 2013, the Company recognized $37,038 and $111,114 of deferred tax benefits, respectively.

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

NOTE 2 —  BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible preferred stock outstanding and related accrued dividends or conversion of convertible notes outstanding. In computing diluted net loss per common share for the three and nine months ended December 31, 2014 and 2013, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends or the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per common share are as follows:

	Nine months ended December 31,
	2014	2013
Stock options	12,750,713	11,098,540
Warrants to purchase common stock	120,000	10,710,435
Convertible preferred stock and accrued dividends	—	25,986,148
5% Convertible notes	1,861,111	2,361,111

Total	14,731,824	50,156,234

NOTE 3 —  INVENTORIES

	December 31,	March 31,
	2014	2014
Raw materials	$9,846,974	$4,502,234
Finished goods – net	12,068,128	10,147,795

Total	$21,915,102	$14,650,029

As of December 31 and March 31, 2014, 11% and 19%, respectively, of raw materials and 5% and 5%, respectively, of finished goods were located outside of the United States.

In March and October 2013 and April, September and October 2014, the Company acquired $2,496,000, $847,500, $4,237,500, $196,263 and $900,000 of aged bourbon whiskey, respectively, in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 —  EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc.

As referenced in Note 1I., GCP does not file consolidated tax returns with the Company. For the three and nine months ended December 31, 2014, GCP recognized ($258,962) and ($681,886) of deferred tax benefit (expense), net respectively, based on GCP’s estimated stand-alone taxable income. The Company allocated 40% of this expense, or ($272,754), to minority interest for the nine months ended December 31, 2014.

Discontinuation of Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. In December 2013, CB-USA determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. For the nine months ended December 31, 2013, CB-USA purchased $170,880 in finished goods from DPCP under the distribution agreement. At December 31 and March 31, 2014, CB-USA owned 20% of now inactive DPCP. CB-USA also earned a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For the three and nine months ended December 31, 2013, CB-USA earned $0 and $4,200, respectively, in interest income on its capital contribution to DPCP.

NOTE 5 —  GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of December 31 and March 31, 2014.

Intangible assets consist of the following:

	December 31, 2014	March 31, 2014
Definite life brands	$170,000	$170,000
Trademarks	631,693	535,947
Rights	8,271,555	8,271,555
Product development	124,458	96,959
Patents	994,000	994,000
Other	55,460	55,460

	10,247,166	10,123,921
Less: accumulated amortization	6,546,722	6,058,005

Net	3,700,444	4,065,916
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

Total intangible assets, net	$7,813,416	$8,178,888

* Other identifiable intangible assets — indefinite lived consists of product formulations.

Accumulated amortization consists of the following:

	December 31, 2014	March 31, 2014
Definite life brands	$170,000	$170,000
Trademarks	287,112	262,098
Rights	5,375,173	4,961,170
Product development	20,350	20,350
Patents	694,087	644,387
Other	-	-

Accumulated amortization	$6,546,722	$6,058,005

NOTE 6 —  RESTRICTED CASH

At December 31 and March 31, 2014, the Company had €303,544 or $368,951 (translated at the December 31, 2014 exchange rate) and €302,920 or $416,565 (translated at the March 31, 2014 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

NOTE 7 —  NOTES PAYABLE

	December 31, 2014	March 31, 2014
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$20,205
Note payable – GCP note (B)	219,514	211,580
Keltic facility (C)	9,456,103	1,953,037
Bourbon term loan (D)	1,139,450	2,015,000
Junior loan (E)	—	1,250,000
5% Convertible notes (F)	1,675,000	2,125,000

Total	$12,490,067	$7,574,822

A.	The Company has arranged various facilities aggregating €303,544 or $368,951 (translated at the December 31, 2014 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. There was no balance outstanding on the credit facility at December 31, 2014. The balance on the credit facilities included in notes payable totaled €14,693, or $20,205 (translated at the March 31, 2014 exchange rate), at March 31, 2014.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2014, $10,579 of accrued interest was converted to amounts due to affiliates. At December 31, 2014, $219,514, consisting of $211,580 of principal and $7,934 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2014, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into the Keltic Facility (“Keltic Facility”), a revolving loan agreement with Keltic Financial Partners II, LP ("Keltic"), providing for availability (subject to certain terms and conditions) of a facility of up to $5,000,000 for the purpose of providing the Company and CB-USA with working capital. In July 2012, the Keltic Facility was amended to increase availability to $7,000,000, among other changes. In March 2013, the Keltic Facility was amended to increase availability to $8,000,000, among other changes. In August 2013, the Keltic Facility was amended to modify the borrowing base calculation and covenants with respect to the Keltic Facility and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Junior Loan (as defined below), subject to certain conditions set forth in the amendment, to modify certain aspects of the EBITDA covenant contained in the loan agreement, permit the Company to incur indebtedness in an aggregate original principal amount of $2,125,000 pursuant to the terms of the Note Purchase Agreement and Convertible Notes (as each term is defined below in Note 7F), and permit the Company to make regularly scheduled payments of principal and interest and voluntary prepayments on the Convertible Notes, subject to certain conditions set forth in the amendment. In November 2013, the Keltic Facility was further amended, to, among other things, provide for the issuances of letters of credit thereunder. In August 2014, the Keltic Facility was further amended to modify certain aspects of the EBITDA covenant contained in the loan agreement for the period ending June 30, 2014.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with ACF FinCo I LP, a Delaware limited partnership (“ACF”), as successor in interest to Keltic, in order to amend certain terms of the Keltic Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modifies certain aspects of the existing Keltic Facility, including increasing the maximum amount of the Keltic Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Keltic Facility was extended from December 31, 2016 to July 31, 2019. The Keltic Facility interest rate was reduced to the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.25%. As of December 31, 2014, the Keltic Facility interest rate was 6.25%. The monthly facility fee was reduced from 1.00% per annum of the maximum Keltic Facility amount to 0.75%. In addition, the Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Amended Agreement also modifies certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

In connection with the amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement (the "Reaffirmation Agreement") with (a) certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, (b) certain participants in the Bourbon Term Loan and (c) certain junior lenders to the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, an affiliate of Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, an affiliate of Glenn Halpryn, a director of the Company, Dennis Scholl, a director of the Company, and Vector Group Ltd., a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer and Henry Beinstein, a director of the Company, is a director, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF, as successor-in-interest to Keltic; (ii) an Amended and Restated Term Note and (iii) an Amended and Restated Revolving Credit Note.

In connection with the Amended Agreement, on September 22, 2014, ACF entered into an amendment to that certain Subordination Agreement, dated as of August 7, 2013 (as amended, the "Subordination Agreement"), by and among ACF, as successor-in-interest to Keltic, and certain junior lenders to the Company; neither the Company nor CB-USA is a party to the Subordination Agreement.

The Company and CB-USA are referred to individually and collectively as the Borrower. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the Amended Agreement). For the three and nine months ended December 31, 2014, the Company paid interest at 6.5%, until such time as the interest was reduced to 6.25% in connection with the September 2014 amendment. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. There have been no Events of Default under the Keltic Facility. In addition to the fee in connection with the Amended Agreement, the Company paid a $40,000 commitment fee in connection with the first amendment, a $70,000 closing and commitment fee in connection with the second amendment and a $25,000 closing and commitment fee in connection with the third amendment. Keltic also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default). The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. At December 31, 2014, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. At December 31 and March 31, 2014, $9,456,103 and $1,953,037, respectively, due on the Keltic Facility is included in long-term liabilities.

D.	In March 2013, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the "Bourbon Term Loan") that was used to purchase bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with its terms, the Bourbon Term Loan matures on July 31, 2019. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. For the three and nine months ended December 31, 2014, the Company paid interest of 7.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Borrower is required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on July 31, 2019.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an initial aggregate of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000) (amounts shown are initial purchase amounts). Under the terms of the Participation Agreement, the junior participants receive interest at the rate of 11% per annum. Neither the Company nor CB-USA is a party to the Participation Agreement. However, the Borrower is party to a fee letter (the "Fee Letter") with the junior participants (including the related party junior participants) pursuant to which the Borrower is obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000. In August 2013, the Bourbon Term Loan was amended to provide the Company with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The balance on the Bourbon Term Loan included in notes payable totaled $1,139,450 and $2,015,000 at December 31 and March 31, 2014, respectively.

E.

In August 2013, the Company entered into a Loan Agreement (the "Junior Loan Agreement"), by and between the Company and the lending parties thereto (the "Junior Lenders"), which provided for an aggregate $1,250,000 unsecured loan (the "Junior Loan") to the Company. The Junior Loan bore interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and was set to mature on October 15, 2015. The Junior Loan Agreement provided for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders included Frost Gamma Investments Trust ($200,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000)

In September 2014, in connection with the Amended Agreement described in Note 7C, the Company used proceeds from the Keltic Facility to repay the $1,250,000 principal amount outstanding under the Junior Loan and all accrued and outstanding interest. At March 31, 2014, $1,250,000 of principal due on the Junior Loan is included in long-term liabilities.

F.	In October 2013, the Company entered into a 5% Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), by and among the Company and the purchasers party thereto, which provided for the issuance of an aggregate initial principal amount of $2,125,000 of unsecured subordinated notes (the "Convertible Notes") by the Company. The Convertible Notes bear interest at a rate of 5% per annum, payable quarterly beginning on December 15, 2013 until their maturity date of December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of the Company’s common stock at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes.

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

In September 2014, a Convertible Note holder converted $250,000 of Convertible Notes into 277,778 shares of common stock. In November 2014, two Convertible Note holders each converted $100,000 of Convertible Notes and $787 of accrued interest thereon into 111,898 shares of common stock each. At December 31 and March 31, 2014, $1,675,000 and $2,125,000 of principal due on the Convertible Notes is included in long-term liabilities, respectively.

NOTE 8 —  EQUITY

Equity distribution agreement – - In November 2014, the Company entered into an Equity Distribution Agreement (the "2014 Distribution Agreement") with Barrington Research Associates, Inc. ("Barrington"), as sales agent, under which the Company may issue and sell over time and from time to time, to or through Barrington, shares (the "Shares") of its common stock having a gross sales price of up to $10.0 million.

Sales of the Shares pursuant to the 2014 Distribution Agreement, may be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the common stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with the prior consent of the Company, some or all of the Shares may be sold in privately negotiated transactions. Under the 2014 Distribution Agreement, Barrington will be entitled to compensation of 2.0% of the gross proceeds from the sale of all of the Shares sold through Barrington, as sales agent, pursuant to the 2014 Distribution Agreement. Also, the Company will reimburse Barrington for certain expenses incurred in connection with the matters contemplated by the 2014 Distribution Agreement, up to an aggregate of $50,000, plus up to an additional $7,500 per calendar quarter related to ongoing maintenance; provided, however, that such reimbursement amount shall not exceed 8% of the aggregate gross proceeds received by the Company under the 2014 Distribution Agreement.

From November 2014 through December 31, 2014, the Company sold 419,616 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $685,158, before deducting sales agent and offering expenses of $93,990.

In November 2013, the Company entered into an Equity Distribution Agreement (the "2013 Distribution Agreement") with Barrington, as sales agent, under which the Company could issue and sell over time and from time to time, to or through Barrington, Shares of its common stock having a gross sales price of up to $6.0 million.

Sales of the Shares pursuant to the 2013 Distribution Agreement could be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the common stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with the prior consent of the Company, some or all of the Shares could be sold in privately negotiated transactions. Under the 2013 Distribution Agreement, Barrington was entitled to compensation of 2.0% of the gross proceeds from the sale of all of the Shares sold through Barrington, as sales agent, pursuant to the 2013 Distribution Agreement. Also, the Company was required to reimburse Barrington for certain expenses incurred in connection with the matters contemplated by the 2013 Distribution Agreement, up to an aggregate of $50,000, plus up to an additional $7,500 per calendar quarter related to ongoing maintenance; provided, however, that such reimbursement amount could not exceed 8% of the aggregate gross proceeds received by the Company under the 2013 Distribution Agreement.

In the three months ended June 30, 2014, the Company sold 1,247,343 Shares pursuant to the 2013 Distribution Agreement, with total gross proceeds of $1,231,241, before deducting sales agent and offering expenses of $64,198. No Shares were sold in the six-month period from July 1, 2014 through December 31, 2014 under the 2013 Distribution Agreement.

The 2013 Distribution Agreement expired in August 2014 upon the expiration of the Company’s Registration Statement on Form S-3 under which the shares were sold.

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) were entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which were only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the three and nine months ended December 31, 2013, the Company recorded accrued dividends of $192,678 and $570,588, respectively, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying condensed consolidated balance sheets.

Preferred stock conversions – On February 11, 2014, the Company’s Board of Directors approved the mandatory conversion of all outstanding shares of the Series A Preferred Stock pursuant to their terms, effective on or about February 24, 2014. Pursuant to the mandatory conversion, all 6,271 outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into 25,760,881 shares of common stock. In the nine months ended December 31, 2013, holders of Series A Preferred Stock converted 430 shares of Series A Preferred Stock, and accrued dividends thereon, into 1,704,729 shares of common stock.

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

For the three and nine months ended December 31, 2013, the Company recorded a loss on the change in the value of the 2011 Warrants of $1,426,179 and $5,392,594, respectively.

The fair value of the warrants is a Level 3 fair value under the valuation hierarchy and was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

At Conversion
Stock price	$0.92
Risk-free interest rate	0.61%
Expected option life in years	2.63
Expected stock price volatility	55%
Expected dividend yield	0%

2011 Warrants exercised – On April 2, 2014, the Company called for the cancellation of all 1,657,802 unexercised 2011 Warrants pursuant to the terms of such 2011 Warrants after satisfying applicable conditions. Pursuant to the call for cancellation, holders of all 1,657,802 unexercised 2011 Warrants exercised such 2011 Warrants and received 1,657,802 shares of common stock. The Company received $629,965 in cash upon the exercise of these warrants. In the nine months ended December 31, 2013, holders of 2011 Warrants exercised 1,163,652 2011 Warrants and received shares of common stock. The Company received $442,214 in cash upon the exercise of these warrants.

NOTE 10 —  FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At December 31 and March 31, 2014, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other (expense) income, net.

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

Stock-based compensation expense for the three months ended December 31, 2014 and 2013 and for the nine months ended December 31, 2014 and 2013 amounted to $206,553 and $103,636, respectively and $606,817 and $281,687, respectively. At December 31, 2014, total unrecognized compensation cost amounted to $1,738,934, representing 5,793,111 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.35 years. There were 652,294 options and 26,225 options exercised during the nine months ended December 31, 2014 and 2013, respectively. The Company did not recognize any related tax benefit for the nine months ended December 31, 2014 and 2013 from option exercises, as the effects were de minimis.

NOTE 12 —  COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2015, the Company has contracted to purchase approximately €774,662 or $941,586 (translated at the December 31, 2014 exchange rate) in bulk Irish whiskey, of which €602,604 or $732,453 (translated at the December 31, 2014 exchange rate), has been purchased as of December 31, 2014. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2015, the Company has contracted to purchase approximately €303,998 or $369,503 (translated at the December 31, 2014 exchange rate) in bulk Irish whiskey, of which €217,865, or $264,811 (translated at the December 31, 2014 exchange rate), has been purchased as of December 31, 2014. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2016 and provides for monthly payments of $19,975. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,337 (translated at the December 31, 2014 exchange rate). The Houston, TX lease commenced on February 24, 2000 and expired on January 31, 2015 and provided for monthly payments of $1,875. The Company is operating on a month to month basis in the current office until a new lease is executed. The Company has also entered into non-cancelable operating leases for certain office equipment.

D.	Except as set forth below, the Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 13 —  CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company exceeded the limits in effect at December 31, 2014 by approximately $600,000 and exceeded the limits in effect at March 31, 2014 by approximately $725,000.

B.	Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies (“SWS”), accounted for approximately 32.6% and 31.3% of the Company’s net sales for the three months ended December 31, 2014 and 2013, respectively. Sales to SWS accounted for approximately 29.6% and 33.5% of the Company’s net sales for the nine months ended December 31, 2014 and 2013, respectively, and approximately 34.4% of accounts receivable at December 31, 2014.

NOTE 14 —  GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum and related products, liqueur, whiskey, vodka and tequila. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the amounts and percentage of consolidated sales, net, consolidated income (loss) from operations, consolidated net loss attributable to controlling interests, consolidated income tax (expense) benefit and consolidated assets from the U.S. and foreign countries and consolidated sales, net by category.

	Three months ended December 31,
	2014		2013
Consolidated Sales, net:
International	$2,630,784	16.5%	$2,466,746	18.2%
United States	13,305,730	83.5%	11,112,543	81.8%

Total Consolidated Sales, net	$15,936,514	100.0%	$13,579,289	100.0%

Consolidated Income (Loss) from Operations:
International	$870	0.6%	$5,324	(4.8)%
United States	155,994	99.4%	(115,722)	104.8%

Total Consolidated Income (Loss) from Operations	$156,864	100.0%	$(110,398)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(14,173)	2.4%	$(70,008)	3.0%
United States	(576,823)	97.6%	(2,300,465)	97.0%

Total Consolidated Net Loss Attributable to Controlling Interests	$(590,996)	100.0%	$(2,370,473)	100.0%

Income tax (expense) benefit:
United States	(258,962)	100.0%	37,038	100.0%

Consolidated Sales, net by category:
Rum	$3,292,618	20.7%	$3,719,670	27.4%
Liqueur	2,585,214	16.3%	2,753,560	20.3%
Whiskey	7,130,948	44.7%	4,976,865	36.7%
Vodka	622,157	3.9%	764,428	5.6%
Tequila	55,237	0.3%	63,136	0.5%
Related Non-Alcoholic Beverage Products	2,250,340	14.1%	1,301,630	9.5%

Total Consolidated Sales, net	$15,936,514	100.0%	$13,579,289	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

	Nine months ended December 31,
	2014		2013
Consolidated Sales, net:
International	$6,084,118	14.7%	$5,298,348	14.9%
United States	35,216,299	85.3%	30,359,265	85.1%

Total Consolidated Sales, net	$41,300,417	100.0%	$35,657,613	100.0%

Consolidated Income (Loss) from Operations:
International	$(54,613)	8.3%	$48,268	(6.2)%
United States	(600,249)	91.7%	(822,206)	106.2%

Total Consolidated Loss from Operations	$(654,862)	100.0%	$(773,938)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(155,372)	4.9%	$(42,256)	0.5%
United States	(3,011,968)	95.1%	(8,047,585)	99.5%

Total Consolidated Net Loss Attributable to Controlling Interests	$(3,167,340)	100.0%	$(8,089,841)	100.0%

Income tax (expense) benefit:
United States	(681,886)	100.0%	111,114	100.0%

Consolidated Sales, net by category:
Rum	$11,871,131	28.7%	$12,218,671	34.3%
Liqueur	6,963,682	16.9%	7,233,871	20.3%
Whiskey	13,282,260	32.2%	9,566,257	26.8%
Vodka	1,782,560	4.3%	2,097,406	5.9%
Tequila	182,451	0.4%	157,984	0.4%
Wine	—	0.0%	293,488	0.8%
Related Non-Alcoholic Beverage Products	7,218,333	17.5%	4,089,936	11.5%

Total Consolidated Sales, net	$41,300,417	100.0%	$35,657,613	100.0%

	As of December 31, 2014		As of March 31, 2014
Consolidated Assets:
International	$2,527,558	5.9%	2,201,343	6.0%
United States	40,432,638	94.1%	34,320,167	94.0%

Total Consolidated Assets	$42,960,196	100.0%	36,521,510	100.0%

NOTE 15 —  SUBSEQUENT EVENTS

Equity distribution agreement - Between January 1, 2015 and February 12, 2015, the Company sold an additional 747,742 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $1,215,843, before deducting sales agent and offering expenses of $24,381.

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

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

·	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
·	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our whiskies, sales of which have grown approximately 40% over the past two fiscal years;
·	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
·	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
·	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

Recent Events

Common stock equity distribution agreement

In November 2014, we entered into an Equity Distribution Agreement (the "Distribution Agreement") with Barrington Research Associates, Inc. ("Barrington"), as sales agent, under which we may issue and sell over time and from time to time, to or through Barrington, shares (the "Shares") of our common stock, $0.01 par value per share ("Common Stock") having a gross sales price of up to $10.0 million.

Sales of the Shares pursuant to the Distribution Agreement may be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the Common Stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with our prior consent, some or all of the Shares issued pursuant to the Distribution Agreement may be sold in privately negotiated transactions.

Between November 20, 2014 and February 12, 2015, we sold approximately 1.2 million Shares of Common Stock under the Distribution Agreement for gross proceeds of approximately $1.9 million, before deducting sales agent and offering expenses of approximately $0.1 million. We intend to use a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson's bourbon brand.

Accelerated Filer

On September 30, 2014, we exceeded the $75.0 million public float threshold to trigger accelerated filer status with the SEC beginning in fiscal year 2016. Consequently, as of April 1, 2015, we will no longer be a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act of 1933, as amended, and accelerated filer disclosures will commence in our Form 10-Q for the quarter ending June 30, 2015. Further, we will need to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and accelerated reporting deadlines in our Form 10-K for the fiscal year ending March 31, 2015.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2014, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2014, the exchange rates of the Euro and the British Pound in exchange for U.S. Dollars were €1.00 = U.S. $1.21548 (equivalent to U.S. $1.00 = €0.82272) and £1.00 = U.S. $1.55320 (equivalent to U.S. $1.00 = £0.64383), respectively.

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
Cases
United States	79,015	80,958	221,502	227,681
International	22,587	21,831	61,196	62,782

Total	101,602	102,789	282,698	290,463

Rum	32,464	36,905	117,122	124,031
Vodka	12,124	14,632	33,980	39,557
Liqueur	27,096	27,756	69,480	71,069
Whiskey	29,612	23,169	61,138	51,265
Tequila	306	326	964	828
Wine	0	0	0	3,709
Other spirits	0	1	14	4

Total	101,602	102,789	282,698	290,463

Percentage of Cases
United States	77.8%	78.8%	78.4%	78.4%
International	22.2%	21.2%	21.6%	21.6%

Total	100.0%	100.0%	100.0%	100.0%

Rum	32.0%	35.9%	41.4%	42.7%
Vodka	11.9%	14.2%	12.0%	13.6%
Liqueur	26.7%	27.0%	24.6%	24.5%
Whiskey	29.1%	22.6%	21.6%	17.6%
Tequila	0.3%	0.3%	0.4%	0.3%
Wine	0.0%	0.0%	0.0%	1.3%
Other spirits	0.0%	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

 The following table provides information regarding our case sales of related non-alcoholic beverage products for the periods presented:

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
Cases
United States	153,531	84,416	491,888	290,135
International	9,128	14,401	25,252	24,574

Total	162,659	98,817	517,140	314,709

Percentage of Cases
United States	94.4%	85.4%	95.1%	92.2%
International	5.6%	14.6%	4.9%	7.8%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.4%	64.3%	62.7%	63.7%

Gross profit	37.6%	35.7%	37.3%	36.3%

Selling expense	25.3%	24.8%	26.3%	25.8%
General and administrative expense	9.8%	10.1%	11.0%	10.9%
Depreciation and amortization	1.5%	1.6%	1.6%	1.8%

Income (loss) from operations	1.0%	(0.8)%	(1.6)%	(2.2)%

Other (expense) income, net	0.0%	0.0%	0.0%	0.0%
Loss from equity investment in non-consolidated affiliate	(0.0)%	(3.2)%	(0.0)%	(1.3)%
Foreign exchange gain (loss)	0.4%	0.4%	(0.5)%	(0.2)%
Interest expense, net	(1.7)%	(2.1)%	(2.0)%	(2.2)%
Net change in fair value of warrant liability	0.0%	(10.5)%	0.0%	(15.1)%
Income tax (expense) benefit, net	(1.7)%	0.3%	(1.7)%	0.3%

Net loss	(2.0)%	(15.9)%	(5.8)%	(20.6)%
Net income attributable to noncontrolling interests	(1.8)%	(1.6)%	(1.9)%	(2.1)%

Net loss attributable to controlling interests	(3.8)%	(17.5)%	(7.7)%	(22.7)%

Dividend to preferred shareholders	0.0%	(1.4)%	0.0%	(1.6)%

Net loss attributable to common shareholders	(3.8)%	(18.9)%	(7.7)%	(24.3)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss attributable to common shareholders	$(590,996)	$(2,563,151)	$(3,167,340)	$(8,660,429)
Adjustments:
Interest expense, net	267,459	281,732	844,316	779,031
Income tax expense (benefit), net	258,962	(37,038)	681,886	(111,114)
Depreciation and amortization	237,652	217,002	669,623	644,764
EBITDA income (loss)	173,077	(2,101,455)	(971,515)	(7,347,748)
Allowance for doubtful accounts	9,000	10,500	77,000	36,312
Stock-based compensation expense	206,553	103,636	606,817	281,385
Other (income) expense, net	208	480	(16,798)	654
Loss from equity investment in non-consolidated affiliate	—	428,598	—	452,675
Foreign exchange (gain) loss	(57,879)	(50,709)	207,579	60,814
Net change in fair value of warrant liability	—	1,426,179	—	5,392,594
Net income attributable to noncontrolling interests	279,110	210,833	795,495	741,249
Dividend to preferred shareholders	—	192,678	—	570,588
EBITDA, as adjusted	$610,069	$220,740	$698,578	$188,523

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowance for doubtful accounts, stock-based compensation expense, other (income) expense, net, loss from equity investment in non-consolidated affiliate, foreign exchange (gain) loss, net change in fair value of warrant liability, net income attributable to noncontrolling interests and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved to $0.6 million for the three months ended December 31, 2014, as compared to $0.2 million for the comparable prior-year period, primarily as a result of increased sales and gross profit. Our EBITDA, as adjusted, improved to $0.7 million for the nine months ended December 31, 2014, as compared to $0.2 million for the comparable prior-year period, primarily as a result of increased sales and gross profit.

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Net sales. Net sales increased 17.4% to $15.9 million for the three months ended December 31, 2014, as compared to $13.6 million for the comparable prior-year period, due to the overall growth of our Gosling's Stormy Ginger Beer, Jefferson's and Jefferson’s Reserve and Clontarf Irish whiskey. Our international spirits case sales as a percentage of total spirits case sales was 22.2% for the three months ended December 31, 2014 as compared to 21.2% for the comparable prior-year period. Our overall spirits sales volume was negatively impacted by lower sales volume of vodka and Gosling’s rum, the latter due to one-time destocking at the wholesale level. These shortfalls were partially offset by increases in sales of our Jefferson’s and Jefferson’s Reserve bourbons and our Irish whiskey portfolio. Sales of our Gosling’s Stormy Ginger Beer increased by 63,842 cases, or 64.3%, overall, with a 69,115 case increase, or 81.2%, in U.S. case sales offset by a decrease in international sales. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(4,441)	(4,725)	(12.0)%	(17.2)%
Whiskey	6,443	5,878	27.8%	46.6%
Liqueur	(660)	(630)	(2.4)%	(2.3)%
Vodka	(2,508)	(2,445)	(17.1)%	(19.0)%
Tequila	(20)	(20)	(6.0)%	(6.0)%
Other spirits	(1)	(1)	-	-

Total	(1,187)	(1,943)	(1.2)%	(2.4)%

Gross profit. Gross profit increased 23.7% to $6.0 million for the three months ended December 31, 2014 from $4.8 million for the comparable prior-year period, and our gross margin increased to 37.6% for the three months ended December 31, 2014 compared to 35.7% for the comparable prior-year period. The increase in gross profit was primarily due to increased revenue in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s bourbons and our Irish whiskey brands.

Selling expense. Selling expense increased 19.8% to $4.0 million for the three months ended December 31, 2014 from $3.4 million for the comparable prior-year period, primarily due to a $0.4 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, combined with a $0.1 million increase in shipping costs, associated with increased sales volume and a $0.1 million increase in each of employee costs and commission expense. These increases resulted in selling expense as a percentage of net sales increasing to 25.3% for the three months ended December 31, 2014 as compared to 24.8% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 14.0% to $1.6 million for the three months ended December 31, 2014 from $1.4 million for the comparable prior-year period, primarily due to a combined $0.2 million increase in professional fees, employee expense and non-cash stock-based compensation expense. The increase in sales resulted in general and administrative expense as a percentage of net sales decreasing to 9.8% for the three months ended December 31, 2014 as compared to 10.1% for the comparable prior-year period. Due to the increase in our stock price, our market capitalization at the end of our second fiscal quarter exceeded the levels for a smaller reporting company. Accordingly, we will be an accelerated filer in future periods and expect to incur additional general and administrative expense to comply with the additional requirements of an accelerated filer company.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended December 31, 2014 and 2013.

Income (loss) from operations. As a result of the foregoing, our operating results improved to income of $0.2 million for the three months ended December 31, 2014 from a loss of ($0.1) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the warrants issued in connection with our June 2011 private placement (the “2011 Warrants”) at their initial fair value. Changes in the fair value of the 2011 Warrants were recognized in earnings for each reporting period. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in effect due to the historical VWAP and trading volume of our Common Stock. As a result, the then outstanding warrant liability of $6.2 million was eliminated and recognized as an increase to additional paid-in capital. In April 2014, we called for the cancellation of all remaining 1.7 million unexercised 2011 Warrants pursuant to their terms after satisfying applicable conditions. Pursuant to the call for cancellation, holders of all 1.7 million unexercised 2011 Warrants exercised such warrants and received 1.7 million shares of Common Stock. We received $0.6 million in cash upon the exercise of these 2011 Warrants. As a result, no 2011 Warrants were outstanding as of December 31, 2014. Accordingly, we no longer recognize any changes in fair value of the 2011 Warrants. For the three months ended December 31, 2013, we recorded a non-cash charge for loss on the change in the value of the warrants of ($1.4) million, primarily due to the effects of our increased share price on the Black-Scholes valuation.

Income tax (expense) benefit, net. Income tax (expense) benefit, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc., adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was a net expense of ($0.3) million for the three months ended December 31, 2014 as compared to a benefit of $0.04 million for the comparable prior-year period.

Foreign exchange gain. Foreign exchange gain for the three months ended December 31, 2014 was $0.06 million as compared to a gain of $0.05 million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. Interest expense, net was ($0.3) million for each of the three-month periods ended December 31, 2014 and 2013. Due to expected borrowings under the Keltic Facility (described below under the heading “Liquidity and capital resources”) to support additional inventory purchases and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the three months ended December 31, 2014 was ($0.3) million as compared to ($0.2) million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. Pursuant to the mandatory conversion of our Series A Preferred Stock, in February 2014, all outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into Common Stock. Accordingly, after February 2014, we no longer recognize a dividend to preferred shareholders. For the three months ended December 31, 2013, we recognized a dividend on our Series A Preferred Stock of $0.2 million.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, including the non-cash charge for loss on the net change in fair value of warrant liability, the dividend accrual in the prior year and the loss from equity investment in non-consolidated affiliates, offset by the income tax expense, net in the current year, net loss attributable to common shareholders improved to ($0.6) million for the three months ended December 31, 2014 as compared to a loss of ($2.6) million for the comparable prior-year period. Net loss per common share, basic and diluted, attributable to common shareholders was ($0.00) per share for the three months ended December 31, 2014 as compared to ($0.02) per share for the comparable prior-year period. Net loss per common share, basic and diluted, as reported in the current period benefited from an increase in the weighted-average shares outstanding in the three months ended December 31, 2014 as compared to the prior-year period.

Nine months ended December 31, 2014 compared with nine months ended December 31, 2013

Net sales. Net sales increased 15.8% to $41.3 million for the nine months ended December 31, 2014, as compared to $35.7 million for the comparable prior-year period, due to the overall growth of our Gosling's Stormy Ginger Beer, Jefferson's and Jefferson’s Reserve, Clontarf Irish whiskey and Pallini liqueurs. Our international spirits case sales as a percentage of total spirits case sales were 21.6% for each of the nine-month periods ended December 31, 2014 and 2013. Our overall spirits sales volume was negatively impacted by the elimination of the Hasse Apple Pie Liqueurs and our wines, as well as our inability to source supply for Jefferson’s Rye in the current year, all of which had sales in the nine months ended December 31, 2013, but not the nine months ended December 31, 2014. Sales volume in the nine months ended December 31, 2014 was also negatively impacted by lower sales volume of vodka and Gosling’s rum, the latter due to destocking at the wholesale level. These shortfalls were partially offset by increases in sales of our Jefferson’s and Jefferson’s Reserve bourbons and our Irish whiskey portfolio. In addition, sales of our Gosling’s Stormy Ginger Beer increased by 202,393 cases, or 64.4%, overall, including a 201,715 case increase, or 69.6%, in U.S. case sales. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(6,909)	(3,928)	(5.6)%	(4.4)%
Whiskey	9,873	7,054	19.3%	24.7%
Liqueur	(1,589)	(1,623)	(2.2)%	(2.3)%
Vodka	(5,577)	(4,118)	(14.1)%	(11.9)%
Tequila	136	136	16.4%	16.4%
Wine	(3,709)	(3,709)	(100.0)%	(100.0)%
Other spirits	10	10	233.3%	233.3%

Total	(7,765)	(6,179)	(2.7)%	(2.7)%

Gross profit. Gross profit increased 19.1% to $15.4 million for the nine months ended December 31, 2014 from $13.0 million for the comparable prior-year period, and our gross margin increased to 37.3% for the nine months ended December 31, 2014 compared to 36.3% for the comparable prior-year period. The increase in gross profit was primarily due to increased revenue in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s bourbons and our Irish whiskey brands.

Selling expense. Selling expense increased 18.2% to $10.9 million for the nine months ended December 31, 2014 from $9.2 million for the comparable prior-year period, primarily due to a $0.6 million increase in shipping costs, a $0.3 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, a $0.2 million increase in commissions, associated with increased sales volume and a $0.6 million increase in employee costs. These increases resulted in selling expense as a percentage of net sales increasing to 26.3% for the nine months ended December 31, 2014 as compared to 25.8% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 17.0% to $4.5 million for the nine months ended December 31, 2014 from $3.9 million for the comparable prior-year period, primarily due to a $0.2 million increase in each of professional fees, employee expense and non-cash stock-based compensation expense, and a $0.1 million increase in insurance expense. The increase in sales resulted in general and administrative expense as a percentage of net sales of 11.0% for the nine months ended December 31, 2014 as compared to 10.9% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.7 million as compared to $0.6 million for the comparable prior-year period.

Loss from operations. As a result of the foregoing, loss from operations improved to ($0.7) million for the nine months ended December 31, 2014 from ($0.8) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the 2011 Warrants at their initial fair value. Changes in the fair value of the 2011 Warrants were recognized in earnings for each reporting period. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in effect due to the historical VWAP and trading volume of our Common Stock. As a result, the then outstanding warrant liability of $6.2 million was eliminated and recognized as an increase to additional paid-in capital. In April 2014, we called for the cancellation of all remaining 1.7 million unexercised 2011 Warrants pursuant to their terms after satisfying applicable conditions. Pursuant to the call for cancellation, holders of all 1.7 million unexercised 2011 Warrants exercised such warrants and received 1.7 million shares of Common Stock. We received $0.6 million in cash upon the exercise of these 2011 Warrants. As a result, no 2011 Warrants were outstanding as of December 31, 2014. Accordingly, we no longer recognize any changes in fair value of the 2011 Warrants. For the nine months ended December 31, 2013, we recorded a non-cash charge for loss on the change in the value of the warrants of ($5.4) million, primarily due to the effects of our increased share price on the Black-Scholes valuation.

Income tax (expense) benefit, net. Income tax (expense) benefit, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc., adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.7) million for the nine months ended December 31, 2014 as compared to a benefit of $0.1 million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the nine months ended December 31, 2014 was ($0.2) million as compared to a loss of ($0.1) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.8) million for each of the nine-month periods ended December 31, 2014 and 2013 due to balances outstanding under our credit facilities. Due to expected borrowings under the Keltic Facility to support additional inventory purchases and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the nine months ended December 31, 2014 was ($0.8) million as compared to ($0.7) million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc.

Dividend to preferred shareholders. Pursuant to the mandatory conversion of our Series A Preferred Stock, in February 2014, all outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into Common Stock. Accordingly, after February 2014, we no longer recognize a dividend to preferred shareholders. For the nine months ended December 31, 2013, we recognized a dividend on our Series A Preferred Stock of $0.6 million.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, including the non-cash charge for loss on the net change in fair value of warrant liability, the dividend accrual in the prior year and the loss from equity investment in non-consolidated affiliates, offset by the income tax expense, net in the current year, net loss attributable to common shareholders improved to ($3.2) million for the nine months ended December 31, 2014 as compared to a loss of ($8.7) million for the comparable prior-year period. Net loss per common share, basic and diluted, attributable to common shareholders was ($0.02) per share for the nine months ended December 31, 2014 as compared to ($0.08) per share for the comparable prior-year period. Net loss per common share, basic and diluted, as reported in the current period benefited from an increase in the weighted-average shares outstanding in the nine months ended December 31, 2014 as compared to the prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the nine months ended December 31, 2014, we had a net loss attributable to common shareholders of $3.2 million, and used cash of $7.6 million in operating activities. As of December 31, 2014, we had cash and cash equivalents of $0.9 million and had an accumulated deficit of $142.6 million.

We believe our current cash and working capital, the availability under the Keltic Facility, and additional funds that may be raised under the Distribution Agreement, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs.

Existing Financing

See Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Events for a discussion of our recent financing activities.

In August 2011, we entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $8.0 million (the “Keltic Facility”) for the purpose of providing us with working capital and a term loan to finance purchases of aged whiskies (the “Bourbon Term Loan”) in the initial aggregate principal amount of $2.5 million, which was used for the purchase of bourbon inventory on March 11, 2013. In August 2013, the Bourbon Term Loan was amended to provide us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount.

In September 2014, we entered into the an Amended and Restated Loan and Security Agreement (the “Agreement”) with ACF FinCo I LP, a Delaware limited partnership (“ACF”), as successor in interest to Keltic, pursuant to which the Keltic Facility was further amended to modify certain aspects of the existing Keltic Facility, including increasing the maximum amount of the Keltic Facility from $8.0 million to $12.0 million and increasing the inventory sub-limit from $4.0 million to $6.0 million. In addition, the term of the Keltic Facility was extended from December 31, 2016 to July 31, 2019 (the "Maturity Date"). The Keltic Facility interest rate was reduced to the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.25%. The monthly facility fee was reduced from 1.00% per annum of the maximum Keltic Facility amount to 0.75%. The Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Agreement also modifies certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. We paid Keltic an aggregate $120,000 amendment fee in connection with the execution of the Agreement.

We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.25%. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility and the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility or Bourbon Term Loan, as applicable, interest rate. The Keltic Facility currently bears interest at 6.25% and the Bourbon Term Loan currently bears interest at 7.50%. We are required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on the Maturity Date. In addition to closing fees, Keltic receives an annual facility fee and a collateral management fee (each as set forth in the Agreement).

The Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2014, we were in compliance, in all material respects, with the covenants under the Agreement.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement providing for an aggregate of $750,000 of the initial $2.5 million principal amount of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of ours, Mark E. Andrews, III ($50,000), a director of ours and our Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of ours and our President and CEO (amounts shown are initial purchase amounts). Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we pay the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000.

In August 2013, we entered into a Loan Agreement (the "Junior Loan Agreement"), by and between us and the lending parties thereto (the "Junior Lenders"), which provided for an aggregate $1.25 million unsecured loan (the "Junior Loan") to us. The Junior Loan bore interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and was set to mature on October 15, 2015. The Junior Loan Agreement provided for a funding fee of 2% per annum on the then outstanding Junior Loan, payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders included Frost Gamma Investments Trust ($200,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000).

In September 2014, in connection with the amendment to the Keltic Facility described above, we used proceeds from the Keltic Facility to repay the $1.25 million principal amount outstanding, and all accrued but unpaid interest, to the Junior Lenders.

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

We have arranged various credit facilities aggregating €0.4 million or $0.5 million (translated at the December 31, 2014 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%.

Liquidity Discussion

As of December 31, 2014, we had shareholders’ equity of $20.9 million as compared to $19.9 million at March 31, 2014. This increase is primarily due to the net issuance of $1.9 million of Common Stock under our equity distribution agreements with Barrington Research Associates, Inc. and the exercise of $0.6 million of our 2011 Warrants, partially offset by our total comprehensive loss for the nine months ended December 31, 2014.

We had working capital of $25.0 million at December 31, 2014 as compared to $19.1 million at March 31, 2014. This increase is primarily due to a $7.3 million increase in inventory that was financed with long term debt and a $0.1 million increase in accounts receivable, partially offset by a $0.5 million decrease in deferred tax benefit, a $0.3 million decrease in prepaid expenses and a net combined $0.7 million increase in accounts payable, accrued expenses and due to related parties.

As of each of December 31 and March 31, 2014, we had cash and cash equivalents of approximately $0.9 million. At December 31, 2014, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

The following may materially affect our liquidity over the near-to-mid term:

-	continued significant levels of cash losses from operations;
-	our ability to obtain additional debt or equity financing;
-	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;
-	our ability to maintain and improve our relationships with our distributors and our routes to market;
-	our ability to procure raw materials at a favorable price to support our level of sales;
-	potential acquisitions of additional brands; and
-	expansion into new markets and within existing markets in the U.S. and internationally.

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

As of December 31, 2014, we had borrowed $9.5 million of the $12.0 million available under the Keltic Facility, leaving $2.5 million in then potential availability for working capital needs. As of the date of this report, we had borrowed $8.0 million of the $12.0 million available under the Keltic Facility, leaving $4.0 million in potential availability for working capital needs. We believe our current cash and working capital, the availability under the Keltic Facility, and the additional funds that may be raised under the Distribution Agreement, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least December 2015.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended December 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,597)	$(3,806)
Investing activities	(378)	(97)
Financing activities	7,931	4,404

Effect of foreign currency translation	(10)	2

Net (decrease) increase in cash and cash equivalents	$(54)	$503

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums, Pallini liqueurs, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at December 31, 2014 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect future bourbon sales will generate positive cash flows in future periods.

During the nine months ended December 31, 2014, net cash used in operating activities was $7.6 million, consisting primarily of a $7.8 million increase in inventory, a net loss of $2.1 million, a $0.2 million increase in other assets and a $0.1 million increase in accounts receivable. These uses of cash were partially offset by a $0.3 million decrease in prepaid expenses, stock based compensation expense of $0.6 million, depreciation and amortization expense of $0.7 million and $0.7 million in income tax expense, net.

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

Investing Activities. Net cash used in investing activities was $0.4 million for the nine months ended December 31, 2014, representing $0.4 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.1 million for the nine months ended December 31, 2013, representing $0.2 million used in the acquisition of fixed and intangible assets and $6,000 in payments under contingent consideration agreements, partially offset by $0.06 million from a change in restricted cash.

Financing activities. Net cash provided by financing activities for the nine months ended December 31, 2014 was $7.9 million, consisting of $7.5 million in net proceeds from the Keltic Facility, $1.8 million in net proceeds from the issuance of Common Stock pursuant to our distribution agreements with Barrington, $0.6 million in proceeds from the exercise of 2011 Warrants and $0.2 million in proceeds from the exercise of stock options, partially offset by the $1.25 million repayment of the Junior Loan and the $0.9 million paid on the Bourbon Term Loan.

Net cash provided by financing activities for the nine months ended December 31, 2013 was $4.4 million, consisting of $2.1 million from the issuance of 5% Convertible Notes, $1.25 million from issuance of the Junior Loan, $1.3 million in net proceeds from the issuance of Common Stock pursuant to to our distribution agreements with Barrington, $0.4 million in proceeds from the exercise of 2011 Warrants and $0.1 million drawn on the foreign revolving credit facilities, partially offset by the $0.5 million paid on the Keltic Facility and $0.3 million paid on the Bourbon Term Loan.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 D. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit
Number	Description

1.1	Equity Distribution Agreement, dated November 20, 2014, between Castle Brands Inc. and Barrington Research Associates, Inc., as sales agent (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed with the SEC on November 21, 2014).

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

February 17, 2015

