Form 10-K
period 2015-03-31
Castle Brands Inc
filed 2015-06-15
CIK 1311538

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2014 closing price was approximately $86,400,000 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 157,781,544 shares of common stock outstanding at June 15, 2015.

EXPLANATORY NOTE

The registrant met the accelerated filer requirements as of the end of the fiscal year ended March 31, 2015 pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system) is not required to satisfy the larger reporting company disclosure requirements until its first quarterly report on Form 10-Q for the fiscal year ending March 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.

FORM 10-K

PART I

Item 1. Business

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, Bulgaria, France, Finland, Norway, Sweden, Denmark, China and the Duty Free markets, and in a number of other countries. We market the following brands, among others:

•	Gosling’s rum®
•	Gosling’s Stormy Ginger Beer
•	Gosling’s Dark ‘n Stormy® ready-to-drink cocktail
•	Jefferson’s® bourbon
•	Jefferson’s Reserve®
•	Jefferson’s Ocean Aged at Sea®
•	Jefferson’s The Manhattan: Barrel Finished Cocktail
•	Jefferson’s Chef’s Collaboration
•	Jefferson's Presidential Select™
•	Jefferson’s Rye whiskey
•	Pallini® liqueurs
•	Clontarf® Irish whiskey
•	Knappogue Castle Whiskey®
•	Brady's® Irish Cream
•	Boru® vodka
•	Tierras™ tequila
•	Celtic Honey® liqueur
•	Castello Mio® sambuca
•	Gozio® amaretto

Our brands

We market the premium and super premium brands listed below.

Gosling’s rum and ginger beer. We are the exclusive U.S. distributor for Gosling’s rums, including Gosling’s Black Seal Dark Rum, Gosling’s Gold Bermuda Rum and Gosling’s Old Rum. The Gosling family produces these rums in Bermuda, where Gosling’s rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold a 60% controlling interest in Gosling-Castle Partners Inc., a global export venture between us and the Gosling family. Gosling-Castle Partners has the exclusive long-term export and distribution rights for the Gosling’s rum products for all countries other than Bermuda. The Gosling’s rum brands accounted for approximately 30% and 34% of our revenues for our 2015 and 2014 fiscal years, respectively. We also distribute Gosling’s Stormy Ginger Beer, an essential non-alcoholic ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail and the Gosling's Dark ‘n Stormy® cocktail in a ready-to-drink can.

Jefferson’s bourbons and rye whiskey. We develop and market four premium, very small batch bourbons: Jefferson’s, Jefferson’s Reserve, Jefferson’s Ocean Aged at Sea and Jefferson’s Presidential Select. Each of these four distinct premium Kentucky bourbons is blended in batches using select barrels of certain mash bills and ages to produce specific flavor profiles. We also market Jefferson's Straight Rye Whiskey, a premium whiskey distilled from 100% North American rye, Jefferson’s Chef’s Collaboration, a blend of bourbon and rye, and Jefferson’s The Manhattan: Barrel Finished Cocktail, a ready-to-drink cocktail.

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

Knappogue Castle whiskies. We developed our Knappogue Castle Whiskey, a single malt Irish whiskey, to build on both the popularity of single malt Scotch whisky and the growth in the Irish whiskey category. Knappogue Castle Whiskey is distilled in pot stills using malted barley and is aged twelve years. We have introduced Knappogue Twin Wood, the first Sherry Finished Knappogue Castle Whiskey. The whiskey is matured for sixteen years in two types of wood resulting in a perfectly balanced single malt Irish whiskey with a complex, rich taste and a slightly sweet sherry finish. Knappogue Castle 1951 is a pure pot-still whiskey that was distilled in 1951 and then aged for 36 years in sherry casks. The name comes from an Irish castle, formerly owned by Mark Edwin Andrews, the originator of the brand and the father of Mark Andrews, our chairman.

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

Tierras tequilas. “Tequila Tierras Autenticas de Jalisco”™ or “Tierras” is an organic, super-premium, USDA certified organic tequila and is available as blanco, reposado and añejo. We are the exclusive U.S. importer and marketer of Tierras.

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

Our strategy

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

•	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
•	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskies, sales of which have grown approximately 46% over the past two fiscal years;
•	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
•	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
•	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

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

Gosling’s rum and ginger beer

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

Our Gosling’s Stormy Ginger Beer is produced by Polar Beverages (“Polar”), the country’s largest independent soft-drink bottler, a fourth-generation, family-owned business that traces its roots back to 1882. Polar produces the ginger beer according to Gosling’s formula and requirements and cans and bottles the product at one of its facilities in the United States. We believe Polar has ample capacity to meet our projected needs for the foreseeable future.

Knappogue Castle and Clontarf Irish whiskeys

In 2012, we entered into two long-term supply agreements with Irish Distillers Limited (“IDL”), a subsidiary of Pernod Ricard, under which it has agreed to supply us with the aged single malt and grain whiskeys used in our Knappogue Castle whiskey products and all of our Clontarf Irish whiskey products. The first supply agreement provides for the production of blended Irish whiskeys for us until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice, except for breach. Under this agreement, we provide IDL with a forecast of the estimated amount of liters of pure alcohol we require for the next four fiscal contract years and agree to purchase that amount, subject to certain annual adjustments. The second supply agreement provides for the production of single malt Irish whiskeys for us until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice, except for breach. Under this agreement, we provide IDL with a forecast of the estimated amount of liters of pure alcohol we require for the next twelve fiscal contract years and agree to purchase that amount, subject to certain annual adjustments. We are not obligated to pay for any product not yet received. The whiskeys are then sent to Terra Limited (“Terra”) in Baileyboro, Ireland, where they are bottled in bottles we designed and packaged for shipment. We believe that Terra, which also acts as bottler for certain of our Boru vodka and as producer and bottler of our Brady’s Irish Cream (and as bottler for Celtic Honey, which is supplied to us by one of Terra’s affiliates), has sufficient bottling capacity to meet our current needs, and both Terra and IDL have the capacity to meet our anticipated future supply needs.

Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2015. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Jefferson’s whiskeys

Jefferson’s, Jefferson’s Reserve, Jefferson’s Ocean Aged at Sea and Jefferson’s Presidential Select bourbons, Jefferson’s Chef’s Collaboration blended bourbon and rye, Jefferson’s rye and Jefferson’s The Manhattan: Barrel Finished Cocktail are bottled for us by Luxco, Inc. (“Luxco”), in Cleveland, OH, from our stocks of aged bourbon and rye. We blend no more than eight to twelve barrels to produce specific flavor profiles of each of our bourbon products. Bourbon has been in short supply in the U.S. in recent years, and we have been actively seeking alternate sourcing for future supply. We have acquired stocks of aged bourbon, which we anticipate will supply our currently forecasted needs for the Jefferson’s brand, although there is no assurance we can source adequate amounts of bourbon or rye, if demand is greater than expected, at satisfactory prices.

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

Boru vodka

We have a supply agreement with Cargill Plc, a leading European producer of grain neutral spirits, to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for Cargill to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2015, in quantities designated by us. We believe that Cargill has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the Cargill agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

The five-times distilled alcohol is delivered from Cargill to the bottling premises at Terra, where it is filtered in several proprietary ways, and pure water is added to achieve the desired proof. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the U.S. and bottled at Luxco, where we bottle certain sizes for the U.S. market. We believe that both Terra and Luxco have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our anticipated future supply needs. As described above, our bottling and services agreement with Terra will expire on June 30, 2015. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Brady’s Irish Cream

Brady’s Irish Cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand. As described above, our bottling and services agreement with Terra will expire on June 30, 2015. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

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

Tierras tequilas

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

For fiscal 2015, our U.S. sales represented approximately 86.2% of our revenues, and we expect them to remain relatively consistent as a percentage of our total sales in the near future. See note 16 to our accompanying consolidated financial statements.

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

Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, Bulgaria, France, Finland, Norway, Sweden, Denmark, China and the Duty Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2015, non-U.S. sales represented approximately 13.8% of our revenues. See note 16 to our accompanying consolidated financial statements.

Significant customers

Sales to one distributor, Southern Wine and Spirits and related entities, accounted for approximately 29.7% of our consolidated revenues for fiscal 2015.

Our sales team

While we currently expect more rapid growth in the U.S., our primary market, international markets hold potential for future growth and are part of our global strategy.

We currently have a total sales force of 20 people, including six regional U.S. vice presidents with an average of over 17 years of industry experience with premium beverage alcohol brands.

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

Strategic brand-partner relationships

We forge strategic relationships with emerging and established spirits brand owners seeking opportunities to increase their sales beyond their home markets and achieve global growth. This ability is a key component of our growth strategy and one of our competitive strengths. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships for Gosling’s rums, Pallini liqueurs, Celtic Honey liqueur, Tierras tequilas and Gozio amaretto, as described below, and we intend to seek to expand our brand portfolio through similar future arrangements.

Gosling-Castle Partners Inc./Gosling’s rums and ginger beer

In 2005, we entered into an exclusive national distribution agreement with Gosling’s Export for the Gosling’s rum products. We subsequently purchased a 60% controlling interest in Gosling-Castle Partners Inc., a strategic export venture with the Gosling family. Gosling's Export holds the exclusive distribution rights for Gosling’s rum and related products on a worldwide basis (other than in Bermuda), through Gosling-Castle Partners, and assigned to Gosling-Castle Partners all of Gosling’s Export’s interest in our January 2005 U.S. distribution agreement with them. The export agreement expires in April 2020, subject to a 15 year extension if certain case sale targets are met. Under the export agreement, Gosling-Castle Partners is generally entitled to a share of the proceeds from the sale, if ever, of the ownership of any of the Gosling’s brands to a third-party, through a sale of the stock of Gosling’s Export or its parent, with the size of such share depending upon the number of case sales made during the twelve months preceding the sale. Also, prior to selling the ownership of any of their brands that are subject to these agreements, Gosling’s Export must first offer such brand to Gosling-Castle Partners and then to us. The Goslings, through Gosling’s Brothers Limited, have the right to act as the sole supplier to Gosling-Castle Partners for our Gosling’s rum requirements.

Pallini SpA/Pallini liqueurs

We have a long-term, exclusive marketing and distribution agreement with Pallini under which we distribute Pallini Limoncello, Peachcello and Raspicello liqueurs in the U.S. We began shipping these products in September 2005.

Our agreement with Pallini expires on March 31, 2016, subject to successive five-year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. Under the agreement, if minimum volume targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to us. However, if such targets are met, we have the right under the agreement to receive certain termination payments and other payments upon the non-renewal of the agreement, certain terminations of the agreement or the sale of the brand. The exclusive territory under the agreement is the 50 states of the U.S. and the District of Columbia.

Autentica Tequilera S.A. de C.V./Tierras tequilas

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

We have entered into distribution agreements for brands owned by third parties, such as the Gosling’s rums, the Pallini liqueurs, Tierras tequilas and Gozio amaretto. The Gosling’s rum brands, Pallini liqueurs and Gozio amaretto are registered by their respective owners and we have the exclusive right to distribute the Gosling’s rums on a worldwide basis (other than in Bermuda) and the Pallini liqueur brands and Gozio amaretto in the U.S. Gosling’s also has a trademark for their signature rum cocktail, Dark ‘n Stormy. Autentica Tequiliera holds the registered U.S. trademark for Tequila Tierras Autenticas de Jalisco and its distinctive label. See “Strategic brand-partner relationships.”

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

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today there are eight major companies: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., Remy Cointreau S.A. and LVMH Moët Hennessy Louis Vuitton S.A.

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

By focusing on the premium and super-premium segments of the market, which typically have higher margins, and having an established, experienced sales force, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Our U.S. regional vice presidents, who average over 17 years of industry experience, provide long-standing relationships with distributor personnel and with their major customers. Finally, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size wine and spirits companies, such as ourselves, as the major companies contract their portfolios to focus on fewer brands.

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

We are also subject to certain regulatory requirements regarding minimum aging of spirits.

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

Employees

As of March 31, 2015, we had 51 full-time employees, 32 of which were in sales and marketing and 19 of which were in management, finance and administration. We had 45 full-time employees as of March 31, 2014. As of March 31, 2015, 48 of our employees were located in the U.S. and three were located in Ireland.

Geographic Information

We operate in one business — premium beverage alcohol. Our product categories are rum and related products, whiskey, liqueurs, vodka and tequila. We report our operations in two geographical areas: International and U.S. See note 16 to our accompanying consolidated financial statements.

Corporate Information

We are a Florida corporation, which was incorporated in 2009. We are the successor to a Delaware corporation, which was incorporated in Delaware in 2003.

Available Information

Our corporate filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Exchange Act and any amendments to those filings, are available, free of charge, on our investor website, http://investor.castlebrandsinc.com, as soon as reasonably practicable after we or our officers and directors electronically file or furnish such material with the SEC. You may also find our code of business conduct, nominating and corporate governance committee charter and audit committee charter on our website. We do not intend for information contained in our website, or those of our subsidiaries, to be a part of this annual report on Form 10-K. Shareholders may request paper copies of these filings and corporate governance documents, without charge, by written request to Castle Brands Inc., 122 East 42nd St., Suite 4700, New York, NY 10168, Attn: Investor Relations.

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

We have incurred losses since our inception, including a net loss of $3.8 million for fiscal 2015, and had an accumulated loss of $143.4 million as of March 31, 2015. We believe that we will continue to incur net losses as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the near future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

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

We may require additional capital, which we may not be able to obtain on acceptable terms, or at all.  Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

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

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the U.S., Bermuda, the Caribbean, Australia and Europe. We rely on the owners of Gosling’s rum, Pallini liqueurs, Gozio amaretto and Tierras tequila to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, Cargill is the sole producer for Boru vodka; IDL is the sole provider of our single malt, blended and grain Irish whiskeys; Gaelic Heritage Corporation Limited is the sole producer of our Celtic Honey Irish liqueur; Terra Limited is not only the sole producer of our Brady’s Irish Cream liqueur but also the only bottler of our Irish whiskeys; and Polar is the sole producer of our Gosling’s Stormy Ginger Beer. We do not have long-term written agreements with all of our suppliers. We do not currently have a long-term source for supply of aged bourbon or rye and there can be no assurance we can source adequate amounts of aged bourbon or rye at satisfactory prices, or at all. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. For the fiscal year ended March 31, 2015, sales to one distributor accounted for 29.7% of revenues. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

For fiscal 2015, non-U.S. operations accounted for approximately 13.8% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Also, for fiscal 2015, Euro denominated sales accounted for approximately 9.1% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We do not currently hedge against these risks.

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

Either our or our strategic partners’ failure to protect our respective intellectual property rights could compromise our competitive position and decrease the value of our brand portfolio.

Our business and prospects depend in part on our, and with respect to our agency or joint venture brands, our strategic partners’, ability to develop favorable consumer recognition of our brands and trademarks. Although both we and our strategic partners actively apply for intellectual property registrations of our brands and trademarks, they could be imitated in ways that we cannot prevent. Also, we rely on trade secrets and proprietary know-how, concepts and formulas. We cannot be certain that the steps taken to protect these intellectual property rights will be sufficient to protect these rights. Our business could be adversely affected by the material infringement of such intellectual property rights. We are also subject to risks and costs associated with the enforcement of our and our partners’ intellectual property rights. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our or our strategic partners’ trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our financial results and ability to develop our business.

A failure of one or more of our key information technology systems, networks, processes, associated sites or service providers, including as a result of evolving cyber security and other technological risks, could have a material adverse impact on our business.

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

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems. The trend toward public notifications of such incidents could exacerbate the harm to our business operations or financial condition.

Our failure to attract or retain key executive or employee talent could adversely affect our business.

Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact on our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.

The sales of our products could decrease significantly if we cannot maintain listings in the control states.

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

Risks Relating to Owning Our Stock

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

Our executive officers, directors and principal shareholders own a substantial percentage of our voting stock, which allows them to significantly influence matters requiring shareholder approval. They could make business decisions for us that cause our stock price to decline.

As of June 12, 2015, our executive officers, directors and principal shareholders beneficially owned approximately 44% of our common stock, including options that are exercisable within 60 days of the date of this annual report and assuming full exercise of such options and conversion of our 5% October 2013 Convertible notes held by such persons. As a result, if they act in concert, they could significantly influence matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our executive offices are located in New York, NY, where we lease approximately 4,800 square feet of office space under a lease that expires in April 2016. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in October 2016 and approximately 1,700 square feet of office space in Houston, TX under a lease that expires in June 2018.

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

Fiscal 2015	High	Low
First Quarter (April 1 — June 30, 2014)	$1.41	$0.78
Second Quarter (July 1 — September 30, 2014)	$1.32	$0.80
Third Quarter (October 1 — December 31, 2014)	$2.03	$1.20
Fourth Quarter (January 1 — March 31, 2015)	$1.70	$1.15

Fiscal 2014
First Quarter (April 1 — June 30, 2013)	$0.42	$0.27
Second Quarter (July 1 — September 30, 2013)	$0.99	$0.30
Third Quarter (October 1 — December 31, 2013)	$1.10	$0.65
Fourth Quarter (January 1 — March 31, 2014)	$1.55	$0.71

Holders

At June 9, 2015, there were approximately 200 record holders of our common stock.

Dividend policy

We did not declare or pay any cash dividends in fiscal 2015 or 2014 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant. Further, our ability to declare and pay cash dividends is restricted by certain covenants in our loan agreements.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2015 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	12,108,188	$0.65	7,221,000
Equity compensation plans not approved by security holders	-	-	-
Total	12,108,188	$0.65	7,221,000

Item 6. Selected Financial Data

We are transitioning from a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

•	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
•	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskies, sales of which have grown approximately 46% over the past two fiscal years;
•	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
•	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
•	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

Recent developments

Common stock equity distribution agreement

In November 2014, we entered into an Equity Distribution Agreement (the "2014 Distribution Agreement") with Barrington Research Associates, Inc. ("Barrington"), as sales agent, under which we may issue and sell over time and from time to time, to or through Barrington, shares (the "Shares") of our common stock, $0.01 par value per share ("Common Stock") having a gross sales price of up to $10.0 million.

Sales of the Shares pursuant to the 2014 Distribution Agreement may be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the Common Stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with our prior consent, some or all of the Shares issued pursuant to the 2014 Distribution Agreement may be sold in privately negotiated transactions.

Between November 20, 2014 and June 11, 2015, we sold approximately 1.9 million Shares of Common Stock under the 2014 Distribution Agreement for gross proceeds of approximately $3.1 million, before deducting sales agent and offering expenses of approximately $0.1 million. We used a portion of the proceeds to finance our investment in Copperhead Distillery Company as well as for general corporate purposes.

Investment in Copperhead Distillery Company

In June 2015, we purchased approximately 20% of Copperhead Distillery Company (“Copperhead”) for $0.5 million. Copperhead owns and operates the Kentucky Artisan Distillery. The investment is part of a wide-reaching agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains, and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand.

Our investment will be used for the construction of a new warehouse in Crestwood, Kentucky dedicated exclusively to Jefferson’s. The warehouse will have the capacity to store up to 10,000 barrels, with room for expansion, and will facilitate the continued growth of Jefferson’s wood finishes and barrel-aged cocktails.

A Jefferson’s visitor center, including a tasting room and store, which will showcase the Jefferson’s brand is expected to open in the summer of 2015.

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

Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. We purchase certain products, such as Gosling’s rums and ginger beer, Pallini liqueurs, Gozio amaretto and Tierras tequila, as finished goods. For other products, such as Jefferson’s bourbons, we purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. Our U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S.

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

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2016 to be higher than fiscal 2015 due to costs associated with our status as an accelerated filer. However, we expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

We expect to increase our case sales in the U.S. and internationally over the next several years through organic growth, and through the introduction of product line extensions, acquisitions and distribution agreements. We will seek to maintain liquidity and manage our working capital and overall capital resources during this period of anticipated growth to achieve our long-term objectives, although there is no assurance that we will be able to do so.

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Year ended March 31,
	2015	2014
Cases
United States	310,106	307,584
International	82,632	81,790

Total	392,738	389,374

Rum	171,189	166,939
Vodka	46,347	55,145
Liqueur	89,369	91,832
Whiskey	84,713	70,592
Tequila	1,106	1,153
Wine	—	3,709
Other spirits	14	4

Total	392,738	389,374

Percentage of Cases
United States	79.0%	79.0%
International	21.0%	21.0%

Total	100.0%	100.0%

Rum	43.6%	42.8%
Vodka	11.8%	14.2%
Liqueur	22.7%	23.6%
Whiskey	21.6%	18.1%
Tequila	0.3%	0.3%
Wine	—%	1.0%
Other spirits	0.0%	0.0%

Total	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Gosling’s Stormy Ginger Beer, for the periods presented:

	Year ended March 31,
	2015	2014
Cases
United States	682,190	403,195
International	33,232	26,323

Total	715,422	429,518

United States	95.4%	93.9%
International	4.6%	6.1%

Total	100.0%	100.0%

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

Inventory valuation

Our inventory, which consists of distilled spirits, non-beverage alcohol products, dry good raw materials (bottles, cans, labels and caps), packaging and finished goods, is valued at the lower of cost or market, using the weighted average cost method. We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reduction to the carrying value of inventories is recorded in cost of goods sold.

Goodwill and other intangible assets

As of March 31, 2015 and 2014, we recorded $0.5 million of goodwill that arose from acquisitions. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. We evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

The fair value of each reporting unit was determined at each of March 31, 2015 and 2014 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies. We did not record any impairment on goodwill or other intangible assets for fiscal 2015 or 2014.

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

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Stock-based compensation was $0.8 million and $0.4 million for fiscal 2015 and 2014, respectively. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2015 and 2014 are included in note 12 to our consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Year ended March 31,
	2015	2014
Sales, net	100.0%	100.0%
Cost of sales	62.0%	63.0%
Provision for obsolete inventory	0.5%	0.4%

Gross profit	37.5%	36.6%

Selling expense	26.5%	26.0%
General and administrative expense	11.3%	11.5%
Depreciation and amortization	1.6%	1.8%

Loss from operations	(1.9)%	(2.7)%

Loss from equity investment in non-consolidated affiliate	0.0%	(1.0)%
Foreign exchange loss	(0.0)%	(0.6)%
Interest expense, net	(2.0)%	(2.2)%
Net change in fair value of warrant liability	0.0%	(11.2)%
Income tax (expense) benefit, net	(2.2)%	1.2%

Net loss	(6.1)%	(16.5)%
Net income attributable to noncontrolling interests	(0.6)%	(1.9)%

Net loss attributable to controlling interests	(6.7)%	(18.4)%

Dividend to preferred shareholders	0.0%	(0.8)%

Net loss attributable to common shareholders	(6.7)%	(19.2)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Year ended March 31,
	2015	2014
Net loss attributable to common shareholders	$(3,799,742)	$(9,291,346)
Adjustments:
Interest expense, net	1,129,047	1,062,219
Income tax expense (benefit), net	1,278,999	(590,414)
Depreciation and amortization	907,540	860,254
EBITDA loss	(484,156)	(7,959,287)
Allowance for doubtful accounts	236,000	403,049
Allowance for obsolete inventory	281,000	200,000
Stock-based compensation expense	787,710	393,914
Other income, net	(16,602)	—
Loss from equity investment in non-consolidated affiliate	—	502,518
Foreign exchange loss	4,564	284,962
Net change in fair value of warrant liability	—	5,392,594
Net income attributable to noncontrolling interests	325,829	935,035
Dividend to preferred shareholders	—	384,599
EBITDA, as adjusted	1,134,345	537,384

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, other income, net, loss from equity investment in non-consolidated affiliate, foreign exchange loss, net change in fair value of warrant liability, net income attributable to noncontrolling interests and dividend to preferred shareholders is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or fair value of warrant liability, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved to $1.1 million for the year ended March 31, 2015, as compared to $0.5 million for the prior year, primarily as a result of our increased sales and gross profit.

Fiscal 2015 compared with fiscal 2014

Net sales. Net sales increased 19.4% to $57.5 million for the year ended March 31, 2015, as compared to $48.1 million for the prior year, due to the overall growth of our Gosling's Stormy Ginger Beer, Jefferson's and Jefferson’s Reserve bourbons, Clontarf Irish whiskey and Pallini liqueurs. Our international spirits case sales as a percentage of total spirits case sales were 21.0% for each of the years ended March 31, 2015 and 2014. Our overall spirits sales volume for fiscal 2015 was negatively impacted by the cessation of sales of Hasse Apple Pie Liqueurs and wines, as well as our inability to source supply for Jefferson’s Rye in the current year, all of which we sold in fiscal 2014 but did not sell in fiscal 2015. Sales volume was also negatively impacted by lower sales volume of vodka and destocking of Gosling’s rums at the wholesale level. These shortfalls were partially offset by increases in sales of our Jefferson’s, Jefferson’s Reserve and Jefferson’s Ocean Aged at Sea bourbons and our Irish whiskey portfolio. Also, fiscal 2015 sales of our Gosling’s Stormy Ginger Beer increased by 286,140 cases, or 66.7%, overall, including a 279,231 case increase, or 69.4%, in U.S. case sales as compared to fiscal 2014. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the year ended March 31, 2015 as compared to the year ended March 31, 2014:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	4,250	2,239	2.5%	1.8%
Whiskey	14,121	11,301	20.0%	26.4%
Liqueur	(2,463)	(2,406)	(2.7)%	(2.7)%
Vodka	(8,798)	(4,865)	(16.0)%	(10.4)%
Tequila	(47)	(48)	(4.1)%	(4.1)%
Wine	(3,709)	(3,709)	(100.0)%	(100.0)%
Other Spirits	10	10	233.3%	233.3%

Total	3,364	2,522	0.9%	0.8%

 The following table presents the increase in case sales of related non-alcoholic beverage products for the year ended March 31, 2015 as compared to the year ended March 31, 2014:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	285,904	278,995	66.6%	69.2%

Gross profit. Gross profit increased 22.5% to $21.6 million for the year ended March 31, 2015 from $17.6 million for the prior year, and our gross margin increased to 37.5% for the year ended March 31, 2015 compared to 36.6% for the prior year. The increase in gross profit was primarily due to increased revenue in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s bourbons and our Irish whiskey brands. During the year ended March 31, 2015, we recorded a net allowance for obsolete and slow moving inventory of $0.3 million, as compared to $0.2 million for the prior year. We recorded these allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charges have been recorded as an increase to cost of sales in each period. Net of the allowance for obsolete inventory, our gross margin for the year ended March 31, 2015 was 38.0% as compared to 37.0% for the prior year.

Selling expense. Selling expense increased 21.7% to $15.3 million for the year ended March 31, 2015 from $12.5 million for the prior year, primarily due to a $0.7 million increase in shipping costs, a $0.9 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, a $0.2 million increase in commissions, associated with increased sales volume and a $0.9 million increase in employee costs. The increase in sales resulted in selling expense as a percentage of net sales remaining relatively constant at 26.5% for the year ended March 31, 2015 as compared to 26.0% for the prior year.

General and administrative expense. General and administrative expense increased 17.3% to $6.5 million for the year ended March 31, 2015 from $5.5 million for the prior year, primarily due to a $0.3 million increase in each of professional fees, employee expense and non-cash stock-based compensation expense, and a $0.1 million increase in insurance expense. The increase in sales resulted in general and administrative expense as a percentage of net sales remaining relatively constant at 11.3% for the year ended March 31, 2015 as compared to 11.5% for the prior year. However, as a result of our becoming an accelerated filer, we expect general and administrative expense to increase due to the costs and fees associated with the additional regulatory requirements.

Depreciation and amortization. Depreciation and amortization was $0.9 million for each of the years ended March 31, 2015 and 2014.

Loss from operations. As a result of the foregoing, loss from operations improved to ($1.1) million for the year ended March 31, 2015 from ($1.3) million for the prior year. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Net change in fair value of warrant liability. We recorded the fair market value of the warrants issued in connection with our June 2011 private placement (the “2011 Warrants”) at their initial fair value. Changes in the fair value of the 2011 Warrants were recognized in earnings for each reporting period. In November 2013, in accordance with certain terms of the 2011 Warrants, the down-round provisions included in the terms of the warrant ceased to be in effect due to the historical VWAP and trading volume of our Common Stock. As a result, the then outstanding warrant liability of $6.2 million was eliminated and recognized as an increase to additional paid-in capital. In April 2014, we called for cancellation all remaining 1.7 million unexercised 2011 Warrants pursuant to their terms after satisfying applicable conditions. Pursuant to the call for cancellation, holders of all 1.7 million unexercised 2011 Warrants exercised such warrants and received 1.7 million shares of Common Stock. We received $0.6 million in cash upon the exercise of these 2011 Warrants. As a result, no 2011 Warrants were outstanding as of March 31, 2015. Accordingly, we no longer recognize any changes in fair value of the 2011 Warrants. For the year ended March 31, 2014, we recorded a non-cash charge for loss on the change in the value of the warrants of ($5.4) million, primarily due to the effects of our increased share price on the Black-Scholes valuation.

Income tax (expense) benefit, net. Income tax (expense) benefit, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, Gosling-Castle Partners Inc., adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($1.3) million for the year ended March 31, 2015 as compared to a benefit of $0.6 million for the prior year.

Foreign exchange loss. Foreign exchange loss for the year ended March 31, 2015 was de minimis as compared to a loss of ($0.3) million for the prior year due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.1) million for each of the years ended March 31, 2015 and 2014 due to balances outstanding under our credit facilities. Due to expected borrowings under the Keltic Facility as defined below to support additional inventory purchases and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the year ended March 31, 2015 was ($0.3) million as compared to ($0.9) million for the prior year, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners Inc.

Dividend to preferred shareholders. Pursuant to the mandatory conversion of our 10% Convertible Series A Preferred Stock, in February 2014, all outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into Common Stock. Accordingly, after February 2014, we no longer recognize a dividend to preferred shareholders. For the year ended March 31, 2014, we recognized a dividend on our Series A Preferred Stock of $0.4 million.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, including the non-cash charge for loss on the net change in fair value of warrant liability and the dividend accrual in the prior year, net loss attributable to common shareholders improved to ($3.8) million for the year ended March 31, 2015 as compared to a loss of ($9.3) million for the prior year. Net loss per common share, basic and diluted, was ($0.02) per share for the year ended March 31, 2015 as compared to ($0.08) per share for the prior year. Net loss per common share, basic and diluted, as reported in the current period benefited from an increase in the weighted-average shares outstanding in the year ended March 31, 2015 as compared to the prior year.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended March 31, 2015, we had a net loss of $3.5 million, and used cash of $8.9 million in operating activities. As of March 31, 2015, we had cash and cash equivalents of $1.2 million and had an accumulated deficit of $143.4 million.

Existing Financing

In August 2011, we and our wholly-owned subsidiary Castle Brands (USA) Corp. entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $12.0 million (the “Keltic Facility”) for the purpose of providing us with working capital and a term loan of up to $4.0 million to finance purchases of aged whiskies (the “Bourbon Term Loan”). No borrowings under the Bourbon Term Loan were outstanding as of the date of this report. We may borrow up to an additional $1.5 million under the Bourbon Term Loan subject to the terms and conditions described below.

In September 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with ACF FinCo I LP, a Delaware limited partnership (“ACF”), as successor in interest to Keltic, pursuant to which the Keltic Facility was further amended to modify certain aspects of the existing Keltic Facility, including increasing the maximum amount of the Keltic Facility from $8.0 million to $12.0 million and increasing the inventory sub-limit from $4.0 million to $6.0 million. In addition, the term of the Keltic Facility was extended from December 31, 2016 to July 31, 2019 (the "Maturity Date"). The monthly facility fee was reduced from 1.00% per annum of the maximum Keltic Facility amount to 0.75%. The Loan Agreement also modified certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. We paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Loan Agreement.

We may borrow up to the maximum amount of the Keltic Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Keltic Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility and the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility or Bourbon Term Loan, as applicable, interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Keltic Facility currently bears interest at 6.0% and the Bourbon Term Loan would currently bear interest at 7.50%. We are required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives an annual facility fee and a collateral management fee (each as set forth in the Loan Agreement).

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2015, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement providing for an aggregate of $750,000 of the initial $2.5 million principal amount of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of ours, Mark E. Andrews, III ($50,000), a director of ours and our Chairman, and an affiliate of Richard J. Lampen ($50,000), a director of ours and our President and Chief Executive Officer. Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we pay the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000.

In May 2015, the Bourbon Term Loan was paid in full in accordance with its standard terms in the normal course of business. We may borrow up to an additional $1.5 million under the Bourbon Term Loan subject to the identification of junior participants to purchase a portion of such additional borrowings.

In August 2013, we entered into a Loan Agreement (the "Junior Loan Agreement"), by and between us and the lending parties thereto (the "Junior Lenders"), which provided for an aggregate $1.25 million unsecured loan (the "Junior Loan") to us. The Junior Loan bore interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and was set to mature on October 15, 2015. The Junior Loan Agreement provided for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders included Frost Gamma Investments Trust, Mark E. Andrews, III and an affiliate of Richard J. Lampen. In September 2014, in connection with the amendment and restatement of the Keltic Facility described above, we used proceeds from the Keltic Facility to repay the $1.25 million principal amount outstanding, and all accrued but unpaid interest, to the Junior Lenders.

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

We have arranged various credit facilities aggregating €0.3 million or $0.3 million (translated at the March 31, 2015 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the March 31, 2015 exchange rate) with the bank to secure these borrowings. We are in compliance in all material respects with the covenants of our Irish bank facilities as of March 31, 2015.

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

The Convertible Notes bear interest at a rate of 5% per annum and mature on December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our Common Stock at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. We issued the Convertible Notes on October 31, 2013. The Purchasers included certain related parties of ours, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000), an affiliate of Glenn Halpryn ($200,000), a director of ours, Dennis Scholl ($100,000), a former director of ours, and Vector Group Ltd. ($200,000), a more than 5% shareholder of ours, of which Richard Lampen is an executive officer and Henry Beinstein, a director of ours, is a director.

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

In November 2014, we entered into the 2014 Distribution Agreement with Barrington as sales agent, under which we may issue and sell over time and from time to time, to or through Barrington, Shares of our Common Stock having a gross sales price of up to $10.0 million. The 2014 Distribution Agreement replaced the prior equity distribution agreement entered into with Barrington in November 2013 (together with the 2014 Distribution Agreement, the “Distribution Agreement”), under which we could offer and sell shares of our Common Stock having a gross sale price of up to $6.0 million.

Sales of the Shares pursuant to the 2014 Distribution Agreement may be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the Common Stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by us to Barrington. Also, with our prior consent, some of the Shares issued pursuant to the 2014 Distribution Agreement may be sold in privately negotiated transactions.

During the year ended March 31, 2015, we sold approximately 2.5 million Shares under the Distribution Agreements resulting in gross proceeds of approximately $3.3 million, before deducting sales agent and offering expenses of approximately $0.2 million. Between April 1, 2015 and June 11, 2015, we sold an additional 0.6 million Shares pursuant to the 2014 Distribution Agreement, resulting in gross proceeds of approximately $1.0 million, before deducting sales agent and offering expenses of approximately $0.02 million. We intend to use a portion of the proceeds to finance our investment in Copperhead Distillery Company and for general corporate purposes. As of June 11, 2015, approximately $7.0 million million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of March 31, 2105, we had shareholders’ equity of $21.1 million as compared to $19.9 million at March 31, 2014. This increase is primarily due to the net issuance of $3.1 million of Common Stock under the Distribution Agreements and the exercise of $0.6 million of our 2011 Warrants, partially offset by our total comprehensive loss for the year ended March 31, 2015.

We had working capital of $25.7 million at March 31, 2015 as compared to $19.1 million at March 31, 2014. This increase is primarily due to the current year net loss of $3.5 million, a $7.2 million increase in inventory and a $1.7 million increase in accounts receivable, partially offset by a $0.3 million decrease in deferred tax benefit, a $0.1 million decrease in prepaid expenses and a net combined $1.3 million increase in accounts payable, accrued expenses and due to related parties.

As of March 31, 2015, we had cash and cash equivalents of approximately $1.2 million as compared to $0.9 million at March 31, 2014, with increases primarily attributable to the equity issued and debt incurred partially offset by the funding of our operations and working capital needs for the year ended March 31, 2015. At March 31, 2015, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

The following may materially affect our liquidity over the near-to-mid term:

•	continued significant levels of cash losses from operations;
•	our ability to obtain additional debt or equity financing should it be required;
•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;
•	our ability to maintain and improve our relationships with our distributors and our routes to market;
•	our ability to procure raw materials at a favorable price to support our level of sales;
•	potential acquisitions of additional brands; and
•	expansion into new markets and within existing markets in the U.S. and internationally.

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

As of March 31, 2015, we had borrowed $10.1 million of the $12.0 million available under the Keltic Facility, leaving $1.9 million in then potential availability for working capital needs. As of the date of this report, we had borrowed $7.7 million of the $12.0 million available under the Keltic Facility, leaving $4.3 million in potential availability for working capital needs. We believe our current cash and working capital, the availability under the Keltic Facility, and the proceeds that have been raised, and additional funds to be raised, under the Distribution Agreements, will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least March 2016.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Year ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,852)	$(5,820)
Investing activities	(495)	(208)
Financing activities	9,627	6,494

Effect of foreign currency translation	3	3

Net increase in cash and cash equivalents	$283	$469

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums or ginger beer, Pallini liqueurs, Tierras tequila, or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at March 31, 2015 included significant additional stores of bulk bourbon purchased in advance of forecasted production requirements. We expect to reduce the bulk bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the year ended March 31, 2015, net cash used in operating activities was $8.9 million, consisting primarily of a $7.2 million increase in inventory, a net loss of $3.5 million, a $0.3 million increase in other assets and a $1.7 million increase in accounts receivable. These uses of cash were partially offset by a $1.3 million increase in accounts payable and accrued expenses, a $0.1 million decrease in prepaid expenses, stock based compensation expense of $0.8 million, depreciation and amortization expense of $0.9 million, a provision for obsolete inventories of $0.3 million and $0.3 million in deferred income tax expense, net.

During the year ended March 31, 2014, net cash used in operating activities was $5.8 million, consisting primarily of a net loss of $8.0 million, a $2.0 million increase in accounts receivable, a $1.2 million increase in inventory, a $0.6 million decrease in accounts payable and accrued expenses, a $0.6 million increase in prepaid expenses, a $0.2 million increase in other assets and $0.6 million in deferred tax benefit. These uses of cash were partially offset by a change in fair value of warrant liability of $5.4 million, a $0.5 million loss on equity investment in non-consolidated affiliate, stock-based compensation expense of $0.4 million, depreciation and amortization expense of $0.9 million, and a provision for obsolete inventories of $0.2 million.

Investing Activities. Net cash used in investing activities was $0.5 million for the year ended March 31, 2015, representing $0.5 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.2 million for the year ended March 31, 2014, representing $0.3 million used in the acquisition of fixed and intangible assets, partially offset by $0.06 million from a change in restricted cash.

Financing activities. Net cash provided by financing activities for the year ended March 31, 2015 was $9.6 million, consisting of $8.2 million in net proceeds from the Keltic Facility, $3.1 million in net proceeds from the issuance of Common Stock under the Distribution Agreements, $0.6 million in proceeds from the exercise of 2011 Warrants and $0.2 million in proceeds from the exercise of stock options, partially offset by the $1.25 million repayment of the Junior Loan and the $1.3 million paid on the Bourbon Term Loan.

Net cash provided by financing activities for the year ended March 31, 2014 was $6.5 million, consisting of $4.3 million in net proceeds from the issuance of Common Stock under the Distribution Agreement, $3.8 million in proceeds from the exercise of 2011 Warrants, $2.1 million from the issuance of 5% Convertible Notes, $1.25 million from issuance of the Junior Loan, offset by the $4.5 million paid on the Keltic Facility, $0.5 million paid on the Bourbon Term Loan and $0.1 million paid on the foreign revolving credit facilities.

Obligations and commitments

Irish bank facilities. For a discussion of our Irish Bank Facilities, please see Existing Financing in “Liquidity and capital resources” above.

Keltic Facility. For a discussion of the Keltic Facility, please see Existing Financing in “Liquidity and capital resources” above.

Bourbon Term Loan. For a discussion of the Bourbon Term Loan, please see Existing Financing in “Liquidity and capital resources” above.

5% Convertible Subordinated Notes. For a discussion of the 5% Convertible Subordinated Notes, please see Existing Financing in “Liquidity and capital resources” above.

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

Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2015, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2015, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S.$1.08501 (equivalent to U.S.$1.00 = €0.92152) and  £1.00 = U.S.$1.48339 (equivalent to U.S.$1.00 = £0.67402).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2015 or 2014. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Recent accounting pronouncements

We discuss recently issued and adopted accounting standards in the “Accounting standards adopted” and “Recent accounting pronouncements” sections of note 1 of the “Notes to Consolidated Financial Statements” in the accompanying consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and as follows:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are transitioning from a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2015. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 15, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

June 15, 2015

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2015	March 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$1,191,603	$908,501
Accounts receivable — net of allowance for doubtful accounts of $154,434 and $204,418 at March 31, 2015 and 2014, respectively	10,550,990	8,858,146
Due from shareholders and affiliates	138,750	115,288
Inventories— net of allowance for obsolete and slow moving inventory of $267,557 and $266,473 at March 31, 2015 and 2014, respectively	21,068,241	14,650,029
Deferred tax asset	37,000	473,330
Prepaid expenses and other current assets	1,492,806	1,575,947

Total Current Assets	34,479,390	26,581,241

Equipment — net	665,373	568,395

Intangible assets — net of accumulated amortization of $6,713,774 and $6,058,005 at March 31, 2015 and 2014, respectively	7,683,227	8,178,888
Goodwill	496,226	496,226
Restricted cash	329,471	416,565
Other assets	385,253	280,195

Total Assets	$44,038,940	$36,521,510

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$34,141	$20,205
Accounts payable	5,753,617	4,483,764
Accrued expenses	1,067,460	1,073,188
Due to shareholders and affiliates	1,963,883	1,936,241

Total Current Liabilities	8,819,101	7,513,398

Long-Term Liabilities
Keltic facility	10,123,544	1,953,037
Bourbon term loan (including $179,063 and $484,375 of related-party participation at March 31, 2015 and 2014, respectively)	744,900	2,015,000
Notes payable - Junior loan (including $300,000 of related party participation at March 31, 2014)	—	1,250,000
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at March 31, 2015 and 2014)	1,675,000	2,125,000
Notes payable – GCP Note	211,580	211,580
Deferred tax liability	1,370,152	1,518,304

Total Liabilities	22,944,277	16,586,319

Commitments and Contingencies (Note 14)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and 2014	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at March 31, 2015 and 2014, 157,187,658 and 151,841,133 shares issued and outstanding at March 31, 2015 and 2014, respectively	1,571,877	1,518,411
Additional paid-in capital	162,626,893	157,485,965
Accumulated deficit	(143,361,711)	(139,561,969)
Accumulated other comprehensive loss	(2,285,925)	(1,724,916)

Total controlling shareholders’ equity	18,551,134	17,717,491

Noncontrolling interests	2,543,529	2,217,700

Total equity	21,094,663	19,935,191

Total Liabilities and Equity	$44,038,940	$36,521,510

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended March 31,
	2015	2014
Sales, net*	$57,457,421	$48,140,483
Cost of sales*	35,603,632	30,336,667
Provision for obsolete inventory	281,000	200,000

Gross profit	21,572,789	17,603,816

Selling expense	15,254,818	12,529,684
General and administrative expense	6,488,336	5,533,711
Depreciation and amortization	907,540	860,254

Loss from operations	(1,077,905)	(1,319,833)

Other income, net	16,602	—
Loss from equity investment in non-consolidated affiliate	—	(502,518)
Foreign exchange loss	(4,564)	(284,962)
Interest expense, net	(1,129,047)	(1,062,219)
Net change in fair value of warrant liability	—	(5,392,594)
Income tax (expense) benefit, net	(1,278,999)	590,414

Net loss	(3,473,913)	(7,971,712)
Net income attributable to noncontrolling interests	(325,829)	(935,035)

Net loss attributable to controlling interests	(3,799,742)	(8,906,747)

Dividend to preferred shareholders	—	(384,599)

Net loss attributable to common shareholders	$(3,799,742)	$(9,291,346)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.02)	$(0.08)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	155,456,341	116,511,444

*Sales, net and Cost of sales include excise taxes of $6,754,453 and $6,420,730 for the years ended March 31, 2015 and 2014, respectively.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Years ended March 31,
	2015	2014
Net loss	$(3,473,913)	$(7,971,712)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(561,009)	193,178

Total other comprehensive (loss) income:	(561,009)	193,178

Comprehensive loss	$(4,034,922)	$(7,778,534)

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC.  AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
BALANCE, MARCH 31, 2013	6,701	$67,013	108,773,034	$1,087,730	$142,661,542	$(130,270,623)	$(1,918,094)	$1,282,665	$12,910,233

Net (loss) income						(8,906,747)		935,035	(7,971,712)
Foreign currency translation adjustment							193,178		193,178
Issuance of common stock, net of issuance costs			5,394,608	53,946	4,293,356				4,347,302
Conversion of series A preferred stock and accrued dividends	(6,701)	(67,013)	27,465,610	274,656	(207,643)				—
Exercise of common stock warrants			10,127,123	101,271	3,747,061				3,848,332
Exercise of common stock options			80,758	808	25,168				25,976
Accrued dividends - series A convertible preferred stock					384,599	(384,599)			—
Reclassification of liability to equity-warrant					6,187,968				6,187,968
Stock-based compensation					393,914				393,914

BALANCE, MARCH 31, 2014	—	$—	151,841,133	$1,518,411	$157,485,965	$(139,561,969)	$(1,724,916)	$2,217,700	$19,935,191
Net (loss) income						(3,799,742)		325,829	(3,473,913)
Foreign currency translation adjustment							(561,009)		(561,009)
Issuance of common stock, net of issuance costs			2,537,924	25,379	3,108,189				3,133,568
Exercise of common stock warrants			1,657,802	16,578	613,387				629,965
Surrender of common stock in connection with exercise of common stock warrant			(27,902)	(279)	(30,971)				(31,250)
Conversion of 5% convertible notes and accrued interest thereon			501,574	5,017	446,400				451,417
Exercise of common stock options			677,127	6,771	216,213				222,984
Stock-based compensation					787,710				787,710

BALANCE, MARCH 31, 2015	—	$—	157,187,658	$1,571,877	$162,626,893	$(143,361,711)	$(2,285,925)	$2,543,529	$21,094,633

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,473,913)	$(7,971,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	907,540	860,254
Provision for doubtful accounts	(49,984)	133,726
Amortization of deferred financing costs	166,942	161,178
Change in fair value of warrant liability	—	5,392,594
Deferred income tax expense (benefit), net	288,178	(590,414)
Loss from equity investment in non-consolidated affiliate	—	502,518
Effect of changes in foreign exchange	4,564	284,962
Stock-based compensation expense	787,710	393,914
Provision for obsolete inventories	281,000	200,000
Changes in operations, assets and liabilities:
Accounts receivable	(1,671,925)	(1,959,593)
Due from affiliates	(23,462)	(193,680)
Inventory	(7,223,601)	(1,246,553)
Prepaid expenses and supplies	77,587	(591,188)
Other assets	(272,000)	(188,867)
Accounts payable and accrued expenses	1,321,722	(597,127)
Accrued interest	—	6,379
Due to related parties	27,642	(416,064)

Total adjustments	(5,378,087)	2,152,039

NET CASH USED IN OPERATING ACTIVITIES	(8,852,000)	(5,819,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(333,742)	(234,693)
Acquisition of intangible assets	(160,109)	(26,980)
Change in restricted cash	(929)	60,137
Payments under contingent consideration agreements	—	(5,940)

NET CASH USED IN INVESTING ACTIVITIES	(494,780)	(207,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) Keltic facility	8,170,507	(4,548,284)
Payments on Bourbon term loan	(1,270,100)	(481,000)
(Payments on) proceeds from Junior loan	(1,250,000)	1,250,000
Proceeds from 5% Convertible notes	—	2,125,000
Net proceeds from (payments on) from foreign revolving credit facility	21,278	(73,797)
Proceeds from issuance of common stock	3,319,915	4,531,643
Payments for costs of stock issuance	(186,347)	(184,341)
Proceeds from exercise of common stock warrants	598,715	3,848,332
Proceeds from exercise of common stock options	222,984	25,976

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,626,952	6,493,529

EFFECTS OF FOREIGN CURRENCY TRANSLATION	2,930	2,798
NET INCREASE IN CASH AND CASH EQUIVALENTS	283,102	469,178
CASH AND CASH EQUIVALENTS — BEGINNING	908,501	439,323

CASH AND CASH EQUIVALENTS — ENDING	$1,191,603	$908,501

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$—	$8,349,539
Conversion of 5% convertible note, and accrued interest thereon, to common stock	$451,417	$—
Surrender of common stock in connection with exercise of common stock warrant	$31,250	$—
Interest paid	$937,973	$867,782
Income taxes paid	$293,525	$14,848

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Description of business — The consolidated financial statements include the accounts of Castle Brands Inc. (the “Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60 % ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka and tequila in the United States, Canada, Europe and Asia.

C.	Brands — Rum and Ginger Beer — Gosling’s rums, a family of premium rums with a 200-year history, including the award-winning Gosling’s Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, and Gosling’s Stormy Ginger Beer, an essential non-alcoholic ingredient in Gosling’s trademarked Dark ‘n Stormy® rum cocktail.

Whiskey —Premium small batch bourbons: Jefferson’s, Jefferson’s Reserve, Jefferson’s Chef’s Collaboration, Jefferson’s Ocean Aged at Sea and Jefferson’s Presidential Select, Jefferson’s Rye, an aged rye whiskey, and Jefferson’s The Manhattan: Barrel Finished Cocktail, a ready-to-drink cocktail; the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt and classic pure grain versions; Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years, and Knappogue Twin Wood, the first Sherry Finished Knappogue Castle Whiskey.

Liqueur — Pallini Limoncello, Raspicello and Peachcello premium Italian liqueurs, pursuant to an exclusive U.S. marketing arrangement; Brady’s Irish Cream, a premium Irish cream liqueur; Castello Mio, a super premium Sambuca; Celtic Honey, a premium Irish liqueur; and Gozio amaretto, a premium Italian liqueur, pursuant to a U.S. distribution agreement.

Vodka — Boru vodka, an ultra-pure, five-times distilled and specially filtered premium vodka. Boru is produced in Ireland.

Tequila — a USDA certified organic, super-premium tequila, Tequila Tierras Autenticas de Jalisco or Tierras. The Company is the exclusive U.S. importer and marketer of Tierras, which is available as blanco, reposado and añejo.

D.	Cash and cash equivalents — The Company considers all highly liquid instruments with a maturity at date of acquisition of three months or less to be cash equivalents.

E.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of non-consolidated affiliate equity investment as a component of net income or loss.

F.	Trade accounts receivable — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of its customers. For the years ended March 31, 2015 and 2014, the Company recorded allowances for doubtful accounts of $236,000 and $403,409, respectively.

G.	Revenue recognition — Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.	Inventories — Inventories are comprised of distilled spirits, bulk wine, dry good raw materials (bottles, labels, corks and caps), packaging and finished goods, and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded in cost of goods sold. See Note 3.

During the years ended March 31, 2015 and 2014, the Company recorded allowances for obsolete and slow moving inventory of $281,000 and $200,000, respectively. The Company recorded these allowances on both raw materials and finished goods, primarily in connection with the disposition of wine brands, label and packaging changes made to certain brands, as well as wine spoilage and certain cost variances. The charges have been recorded as increases to Cost of Sales in the respective years.

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

The fair value of each reporting unit was determined at March 31, 2015 and 2014 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies.

K.	Impairment and disposal of long-lived assets — Under ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company did not record an impairment on long-lived assets for the years ended March 31, 2015 and 2014.

L.	Shipping and handling — The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense and were $2,574,471 and $1,879,881 for the years ended March 31, 2015 and 2014, respectively.

M.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

N.	Distributor charges and promotional goods — The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. Also, the Company has entered into arrangements with certain of its distributors whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

O.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

P.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company has adopted the provisions of ASC 740 and has recognized no adjustment for uncertain tax provisions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

R.	Research and development costs — The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

S.	Advertising — Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $3,184,392 and $2,052,819 for the years ended March 31, 2015 and 2014, respectively.

T.	Use of estimates — The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and equity issuances, warrant valuation, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

U.

Recent accounting pronouncements — In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning April 1, 2016. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to re-evaluate all legal entities under a revised consolidation model specifically (1) modify the evaluation of whether limited partnership and similar legal entities are Variable Interest Entities (“VIEs”), (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. The guidance is effective for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU apply to all reporting entities that grant employees share-based payments in which the award terms provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period must be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this ASU are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

The Company does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

V.

Accounting standards adopted — In April 2014, the FASB issued ASU No. 2014-08 which provides final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company adopted the guidance effective April 1, 2015 and the adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible notes outstanding. In computing diluted net loss per share for the years ended March 31, 2015 and 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2015	2014
Stock options	11,988,188	11,174,007
Warrants to purchase common stock	120,000	1,777,802
5% Convertible notes	1,861,111	2,361,111

Total	13,969,299	15,312,920

NOTE 3 — INVENTORIES

	March 31,
	2015	2014
Raw materials – net	$9,250,893	$4,502,234
Finished goods – net	11,817,348	10,147,795

Total	$21,068,241	$14,650,029

As of March 31, 2015 and 2014, 10% and 19%, respectively, of raw materials and 4% and 5%, respectively, of finished goods were located outside of the United States.

In the years ended March 31, 2015 and 2014, the Company acquired $5,333,763 and $3,343,500 of aged bourbon whiskey, respectively, in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc.

As referenced in Note 11, GCP does not file consolidated tax returns with the Company. For the year ended March 31, 2015, GCP recognized $(288,178) of deferred tax expense on GCP’s estimated stand-alone taxable income. The Company allocated 40% of this expense, or ($115,271), to minority interest for the year ended March 31, 2015.

Discontinuation of Investment in DP Castle Partners, LLC

In August 2010, CB-USA formed DP Castle Partners, LLC (“DPCP”) with Drink Pie, LLC to manage the manufacturing and marketing of Travis Hasse’s Original Apple Pie Liqueur, Cherry Pie Liqueur and any future line extensions of the brand. In December 2013, CB-USA determined to cease marketing and selling these brands and returned the remaining inventory to Drink Pie, LLC. For the year ended March 31, 2014, CB-USA purchased $170,880 in finished goods from DPCP under a distribution agreement. At March 31, 2014, CB-USA owned 20% of now inactive DPCP. CB-USA also earned a defined rate of interest on its capital contribution to DPCP, based on its ownership in DPCP. For the year ended March 31, 2014, CB-USA earned $4,200 in interest income on its capital contribution to DPCP. The Company accounted for this investment under the equity method of accounting. In connection with the discontinuation of marketing and sales efforts, the Company recognized a loss of $502,518 from its investment in DPCP for the year ended March 31, 2014, including a $120,900 loss on investment and write-offs of $399,618 on the remaining receivable balances due from DPCP.

NOTE 5 — EQUIPMENT, NET

Equipment consists of the following:

	March 31,
	2015	2014
Equipment and software	$2,434,340	$2,317,310
Furniture and fixtures	40,898	10,325

	2,475,238	2,327,635
Less: accumulated depreciation	1,809,865	1,759,240

Balance	$665,373	$568,395

Depreciation expense for the years ended March 31, 2015 and 2014 totaled $249,683 and $204,180, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2015 and 2014 were as follows:

Amount
Balance as of March 31, 2013	$490,286
Payments under McLain and Kyne agreement	5,940
Balance as of March 31, 2014	$496,226
Year ended March 31, 2015	—
Balance as of March 31, 2015	$496,226

Intangible assets consist of the following:

	March 31,
	2015	2014
Definite life brands	$170,000	$170,000
Trademarks	631,693	535,947
Rights	8,271,555	8,271,555
Product development	161,321	96,959
Patents	994,000	994,000
Other	55,460	55,460
	10,284,029	10,123,921
Less: accumulated amortization	6,713,774	6,058,005

Net	3,570,255	4,065,916
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972
	$7,683,227	$8,178,888

Accumulated amortization consists of the following:

	March 31,
	2015	2014
Definite life brands	$170,000	$170,000
Trademarks	295,956	262,098
Rights	5,513,162	4,961,170
Product development	24,002	20,350
Patents	710,654	644,387
Other	-	-
Accumulated amortization	$6,713,774	$6,058,005

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Amortization expense for the years ended March 31, 2015 and 2014 totaled $655,769 and $654,005, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2016	$711,696
2017	705,249
2018	646,973
2019	607,478
2020	567,536

Total	$3,238,932

NOTE 7 — RESTRICTED CASH

At March 31, 2015 and 2014, the Company had €303,657 or $329,471 (translated at the March 31, 2015 exchange rate) and €302,920 or $416,565 (translated at the March 31, 2014 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 8A below.

NOTE 8 — NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2015	2014
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$34,141	$20,205
Note payable – GCP note (B)	211,580	211,580
Keltic facility (C)	10,123,544	1,953,037
Bourbon term loan (D)	744,900	2,015,000
Junior loan (E)	—	1,250,000
5% Convertible notes (F)	1,675,000	2,125,000

Total	$12,789,165	$7,574,822

A.	The Company has arranged various facilities aggregating €303,657 or $329,471 (translated at the March 31, 2015 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €31,466 or $34,141 (translated at the March 31, 2015 exchange rate) and €14,693 or $20,205 (translated at the March 31, 2014 exchange rate), at March 31, 2015 and 2014, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2015 and 2014, $10,579 of accrued interest was converted to amounts due to affiliates. At March 31, 2015 and 2014, $211,580 of principal due on the GCP Note was included in long-term liabilities.

C.

In August 2011, the Company and CB-USA entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $12.0 million (the “Keltic Facility”) for the purpose of providing the Company with working capital.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with ACF FinCo I LP (“ACF”), as successor in interest to Keltic, in order to amend certain terms of the Keltic Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modified certain aspects of the existing Keltic Facility, including increasing the maximum amount of the Keltic Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Keltic Facility was extended from December 31, 2016 to July 31, 2019. The Keltic Facility interest rate was reduced to the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.25%. As of December 31, 2014, the Keltic Facility interest rate was 6.25%. The monthly facility fee was reduced from 1.00% per annum of the maximum Keltic Facility amount to 0.75%. In addition, the Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Amended Agreement also modifies certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

In connection with the amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement with (a) certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, (b) certain participants in the Bourbon Term Loan and (c) certain junior lenders to the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, an affiliate of Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, an affiliate of Glenn Halpryn, a director of the Company, Dennis Scholl, a former director of the Company, and Vector Group Ltd., a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer and Henry Beinstein, a director of the Company, is a director, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF, as successor-in-interest to Keltic; (ii) an Amended and Restated Term Note (the "Term Note"); and (iii) an Amended and Restated Revolving Credit Note (the "Revolving Note").

In connection with the Amended Agreement, on September 22, 2014, ACF entered into an amendment to that certain Subordination Agreement, dated as of August 7, 2013 (as amended, the "Subordination Agreement"), by and among ACF, as successor-in-interest to Keltic, and certain junior lenders to the Company; neither the Company nor CB-USA is a party to the Subordination Agreement.

The Company and CB-USA are referred to individually and collectively as the Borrower. The Borrower may borrow up to the maximum amount of the Keltic Facility, provided that the Borrower has a sufficient borrowing base (as defined under the Amended Agreement). For the year ended March 31, 2015, the Company paid interest at 6.5%, until such time as the interest was reduced to 6.25% in connection with the September 2014 amendment. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Keltic Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Keltic Facility interest rate. There have been no Events of Default under the Keltic Facility. In addition to the fee in connection with the Amended Agreement, the Company paid a $40,000 commitment fee in connection with the first amendment, a $70,000 closing and commitment fee in connection with the second amendment and a $25,000 closing and commitment fee in connection with the third amendment. Keltic also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default). The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. At March 31, 2015, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. At March 31, 2015 and 2014, $10,123,544 and $1,953,037, respectively, due on the Keltic Facility was included in long-term liabilities.

D.	In March 2013, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the "Bourbon Term Loan") that was used to purchase bourbon inventory on March 11, 2013. Unless sooner terminated in accordance with its terms, the Bourbon Term Loan matures on July 31, 2019. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. For the year ended March 31, 2015, the Company paid interest of 7.5%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the loan agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Borrower is required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full on December 31, 2016.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an initial aggregate amount of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000) (amounts shown are initial purchase amounts). Under the terms of the Participation Agreement, the junior participants receive interest at the rate of 11% per annum. Neither the Company nor CB-USA is a party to the Participation Agreement. However, the Borrower is party to a fee letter (the "Fee Letter") with the junior participants (including the related party junior participants) pursuant to which the Borrower is obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000. In August 2013, the Bourbon Term Loan was amended to provide the Company with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The balance on the Bourbon Term Loan included in notes payable totaled $744,900 and $2,015,000 at March 31, 2015 and 2014, respectively. In May 2015, the Bourbon Term Loan was paid in full in accordance with its standard terms in the normal course of business.

E.

In August 2013, the Company entered into a Loan Agreement (the "Junior Loan Agreement"), by and between the Company and the lending parties thereto (the "Junior Lenders"), which provided for an aggregate $1,250,000 unsecured loan (the "Junior Loan") to the Company. The Junior Loan bore interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013, and was set to mature on October 15, 2015. The Junior Loan Agreement provided for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders included Frost Gamma Investments Trust ($200,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000)

In September 2014, in connection with the Amended Agreement described in Note 8C, the Company used proceeds from the Keltic Facility to repay the $1,250,000 principal amount outstanding under the Junior Loan and all accrued and outstanding interest. At March 31, 2014, $1,250,000 of principal due on the Junior Loan was included in long-term liabilities.

F.

In October 2013, the Company entered into a 5% Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement") with the purchasers party thereto, under which the Company issued an aggregate initial principal amount of $2,125,000 of unsecured subordinated notes (the "Convertible Notes"). The Convertible Notes bear interest at a rate of 5% per annum, payable quarterly, until their maturity date of December 15, 2018. The Convertible Notes, and accrued but unpaid interest thereon, are convertible in whole or in part from time to time at the option of the holders thereof into shares of the Company’s common stock at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes.

The purchasers of the Convertible Notes include related parties of the Company, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000), an affiliate of Glenn Halpryn ($200,000), a director, Dennis Scholl ($100,000), a former director, and Vector Group Ltd. ($200,000).

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

In the year ended March 31, 2015, Convertible Note holders converted $350,000 of Convertible Notes and $787 of accrued interest thereon into 389,676 shares of common stock. At March 31, 2015 and 2014, $1,675,000 and $2,125,000 of principal due on the Convertible Notes was included in long-term liabilities, respectively.

Payments due on notes payable are as follows:

Years ending March 31,	Amount
2016	$34,141
2017	—
2018	—
2019	1,675,000
2020	10,868,444
Thereafter	211,580

Total	$12,789,165

NOTE 9 — EQUITY

Equity distribution agreement — In November 2014, the Company entered into an Equity Distribution Agreement (the "2014 Distribution Agreement") with Barrington Research Associates, Inc. ("Barrington"), as sales agent, under which the Company may issue and sell over time and from time to time, to or through Barrington, shares (the "Shares") of its common stock having a gross sales price of up to $10,000,000.

Sales of the Shares pursuant to the 2014 Distribution Agreement, if any, may be effected by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the common stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with the prior consent of the Company, some of the Shares may be sold in privately negotiated transactions. Under the 2014 Distribution Agreement, Barrington will be entitled to compensation of 2.0 % of the gross proceeds from the sale of all of the Shares sold through Barrington, as sales agent, pursuant to the 2014 Distribution Agreement. Also, the Company will reimburse Barrington for certain expenses incurred in connection with the matters contemplated by the 2014 Distribution Agreement, up to an aggregate of $50,000, plus up to an additional $7,500 per calendar quarter related to ongoing maintenance; provided, however, that such reimbursement amount shall not exceed 8% of the aggregate gross proceeds received by the Company under the 2014 Distribution Agreement.

From November 2014 through March 31, 2015, the Company sold 1,290,581 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $2,088,674, before deducting sales agent and offering expenses of $122,149.

In November 2013, the Company entered into an Equity Distribution Agreement (the "2013 Distribution Agreement") with Barrington, as sales agent, under which the Company could issue and sell over time and from time to time, to or through Barrington, Shares of its common stock having a gross sales price of up to $6.0 million.

In the three months ended June 30, 2014, the Company sold 1,247,343 Shares pursuant to the 2013 Distribution Agreement, with total gross proceeds of $1,231,241, before deducting sales agent and offering expenses of $64,198. No Shares were sold in the nine-month period from July 1, 2014 through March 31, 2015 under the 2013 Distribution Agreement.

The 2013 Distribution Agreement expired in August 2014 upon the expiration of the Company’s Registration Statement on Form S-3 under which the shares were sold.

Preferred stock dividends – Holders of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) were entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share) of 10% per annum, whether or not declared by the Company’s Board of Directors, which were only payable in shares of the Company’s common stock upon conversion of the Series A Preferred Stock or upon a liquidation. For the year ended March 31, 2014, the Company recorded accrued dividends of $384,599, included as an increase in the accumulated deficit and in additional paid-in capital on the accompanying consolidated balance sheets.

On February 11, 2014, the Company’s Board of Directors approved the mandatory conversion of all outstanding shares of the Series A Preferred Stock pursuant to their terms, effective on or about February 24, 2014. Pursuant to the mandatory conversion, all 6,271 outstanding shares of Series A Preferred Stock, and accrued dividends thereon, converted into 25,760,881 shares of common stock.

Preferred stock conversions — In the period prior to the February 11, 2014 mandatory conversion, holders of Series A Preferred Stock converted 430 shares of Series A Preferred Stock, and accrued dividends thereon, into 1,704,729 shares of common stock.

Convertible Notes conversion - In the year ended March 31, 2015, Convertible Note holders converted $350,000 of Convertible Notes and $787 of accrued interest thereon into 389,676 shares of common stock.

NOTE 10 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2015 and 2014, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Tax years 2012 through 2015 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2009 through 2015 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax expense for the year ended March 31, 2015 and the Company’s income tax benefit for the year ended March 31, 2014 both consist of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2015, the Company had federal net operating loss carryforwards of approximately $80,200,000 for U.S. tax purposes, which expire through 2035, and foreign net operating loss carryforwards of approximately $19,900,000, which carry forward without limit of time. Utilization of the U.S. tax losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

The pre-tax income, on a financial statement basis, from foreign sources totaled $90,466 for the year ended March 31, 2015 and $168,233 for the year ended March 31, 2014.

The Company did not have any undistributed earnings from foreign subsidiaries at March 31, 2015 and 2014.

Income taxes consist of the following:

	Federal	State and Local	Total
March 31, 2015:
Current	608,589	382,232	990,821
Deferred	214,958	73,220	288,178
Total	823,547	455,452	1,278,999

March 31, 2014:
Current	—	31,068	31,068
Deferred	(550,482)	(71,000)	(621,482)
Total	(550,482)	(39,932)	(590,414)

For the year ended March 31, 2015 the Company incurred $19,501 in interest and penalties which has been included in general and administrative expense on the accompanying consolidated statements of operations.

The following table reconciles the effective income tax rate and the federal statutory rate of 34%.

	Years ended March 31,
	2015	2014
	%	%
Computed expected tax benefit, at 34%	(34.00)	(34.00)
Permanent items	3.10	0.80
Change in valuation allowance	78.30	5.80
Net change in fair value of warrant liability	0.00	25.20
Effect of foreign rate differential	1.80	0.50
Taxes included in minority interest	14.70	(0.30)
Intercompany profit	2.60	(0.50)
Other	3.50	3.10
State and local taxes, net of federal benefit	(11.70)	(7.46)

Income tax expense (benefit)	58.30	(6.86)

The Company revised its prior year presentation of the reconciliation of the effective income tax rate to conform to the current year presentation.

In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed over the amortization period of the intangible asset (15 years). For the year ended March 31, 2015 the Company recognized $1,278,999 of income tax expense, net and for the year ended March 31, 2014, the Company recognized $590,414 of income tax benefit, net.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2015	2014
Deferred income tax assets:
Foreign currency transactions	$74,000	$72,000
Accounts receivable	5,000	5,000
Inventory	518,000	304,000
Stock based compensation	2,440,000	2,125,000
Amortization of intangibles	—	206,000
Net operating loss carryforwards — U.S.	32,676,000	32,186,000
Net operating loss carryforwards — foreign	1,990,000	1,974,000
Other	2,000	2,000

Total gross assets	37,705,000	36,874,000
Less: Valuation allowance	(37,668,000)	(36,401,000)

Net deferred asset	$37,000	$473,000

Deferred income tax liability:
Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in GCP	(740,708)	(888,863)

Net deferred income tax liability	$(1,370,152)	$(1,518,307)

In preparation of tax returns there was a true-up of March 31, 2014 net operating loss carryforwards - US by $2,520,000 that was offset by a change in the valuation allowance of $2,520,000.

Through March 31, 2013, the Company recorded a full valuation allowance against its deferred tax assets as it believed it was more likely than not that such deferred tax assets would not be realized. The Company released its deferred tax asset valuation allowance allocated to GCP as of March 31, 2014 due to management’s determination that it was “more likely than not” that the GCP’s deferred tax assets would be realized. “More likely than not” is defined as greater than 50% probability of occurrence. Management considered the guidance in paragraphs 21-23 of ASC 740-10-30 in forming its conclusion. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. In 2014, GCP was in a position of cumulative profitability on a pre-tax basis, considering its operating results for the three years ended March 31, 2014. Management concluded that this record of cumulative profitability in recent years, in addition to a long range forecast showing continued profitability for GCP, provided sufficient positive evidence that the net U.S. federal tax benefits more likely than not would be realized. Accordingly, in the year ended March 31, 2014, the Company released the valuation allowance against GCP’s net federal deferred assets, resulting in a $473,330 benefit in provision for income taxes for the year ended March 31, 2014. The Company recognized the $473,330 benefit in provision for income taxes as an expense for the year ended March 31, 2015. In addition, at March 31, 2014, the Company changed its estimate of the cumulative deferred tax asset allocated to the amortization of intangibles. The Company’s income tax benefit and effective tax rate for the years ended March 31, 2015 and 2014 reflect the impact of this valuation allowance reversal and change in estimate.

The valuation allowance for deferred tax assets as of March 31, 2015 and 2014 was approximately $37,668,000 and $36,401,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2015 and 2014 was $1,267,000 and $258,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

NOTE 12 — STOCK-BASED COMPENSATION

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

As established, there were 2,000,000 shares of common stock available for distribution under the 2003 Plan. In January 2009, the Company’s shareholders approved an amendment to the 2003 Plan to increase the number of shares available under the 2003 Plan from 2,000,000 to 12,000,000 and to establish the maximum number of shares issuable to any one individual in any particular year. As of August 2013, no new awards may be issued under the 2003 Plan.

In October 2012, the Company’s shareholders approved the 2013 Incentive Compensation Plan (“2013 Plan”) which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. As of March 31, 2015, 2,779,000 shares had been issued under the 2013 Plan, with 7,221,000 shares remaining available for issuance.

Stock-based compensation expense for the years ended March 31, 2015 and 2014 amounted to $787,710 and $393,914, respectively, of which $178,137 and $81,567, respectively, is included in selling expense and $609,573 and $312,347, respectively, is included in general and administrative expense for the years ended March 31, 2015 and 2014, respectively. At March 31, 2015, total unrecognized compensation cost amounted to approximately $1,608,518, representing 4,924,055 unvested options. This cost is expected to be recognized over a weighted-average period of 2.22 years. There were 677,127 options and 80,758 options exercised during the years ended March 31, 2015 and 2014, respectively. The Company did not recognize any related tax benefit for the years ended March 31, 2015 and 2014, as the effects were de minimis.

Stock Options — A summary of the options outstanding under the 2003 and 2013 Plans is as follows:

	Years ended March 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	11,174,007	$0.51	8,120,765	$0.64
Granted	2,525,000	1.04	3,300,000	0.43
Exercised	(677,127)	0.33	(80,758)	0.32
Forfeited	(1,033,692)	1.10	(166,000)	5.79

Outstanding and expected to vest at end of period	11,988,188	$0.58	11,174,007	$0.51

Exercisable at period end	7,064,133	$0.49	5,511,447	$0.63

Weighted average fair value of grants during the period		$0.65		$0.26

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2015:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.01 — $0.25	580,300	3.60	580,300	$0.22	$682,957
$0.26 — $0.40	8,532,888	6.28	6,076,833	0.34	6,470,305
$1.01 — $2.00	2,741,000	9.05	273,000	1.26	69,870
$6.01 — $7.00	17,000	1.99	17,000	6.36	—
$7.01 — $8.00	109,500	1.21	109,500	7.57	—
$8.01 — $9.00	7,500	1.86	7,500	9.00	—

	11,988,188	6.73	7,064,133	$0.49	$7,223,132

Total stock options exercisable as of March 31, 2015 were 7,064,133. The weighted average exercise price of these options was $0.49. The weighted average remaining life of the options outstanding was 6.73 years and of the options exercisable was 5.56 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2015 and 2014:

		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2013	3,871,807	$0.32

Granted	3,300,000	0.43
Canceled or expired	(10,000)	0.32
Vested	(1,499,247)	0.32

Unvested at March 31, 2014	5,662,560	$0.32

Granted	2,525,000	1.04
Canceled or expired	(954,083)	0.44
Vested	(2,309,422)	0.41

Unvested at March 31, 2015	4,924,055	$0.70

The fair value of each award under the 2003 and 2013 Plans is estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility and the volatility of a peer group of companies over the expected life of the option. The expected term and vesting of the options represents the estimated period of time until exercise. The expected term was determined using the simplified method available under current guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends on its common stock in the near future. Current authoritative guidance also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.

The fair value of options at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	March 31,
	2015	2014
Risk-free interest rate	1.47% - 1.76%	0.86% - 1.85%
Expected option life in years	5.5 - 6.25	5.5 - 6.25
Expected stock price volatility	74% - 77%	65% - 76%
Expected dividend yield	0%	0%

B.	Warrants — The Company has entered into various warrant agreements.

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

For the year ended March 31, 2014 the Company recorded a loss on the change in the value of the 2011 Warrants of $5,392,594.

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

The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2013	11,904,925	$0.46

Granted	—	—
Exercised	(10,127,123)	0.38
Forfeited	—	—

Warrants outstanding and exercisable, March 31, 2014	1,777,802	$0.90

Granted	—	—
Exercised	—	—
Forfeited	(1,657,802)	0.38

Warrants outstanding and exercisable, March 31, 2015	120,000	$8.00

NOTE 13 — RELATED PARTY TRANSACTIONS

A.	Pallini S.p.A. (“Pallini”), as successor in interest to I.L.A.R. S.p.A., is a shareholder in the Company and one of the officers of Pallini served as a director of the Company until March 26, 2015. In January 2011, CB-USA entered into an agreement ("New Agreement") with Pallini regarding the importation and distribution of certain Pallini brand products. The terms of the New Agreement were effective as of April 1, 2010.

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

For the years ended March 31, 2015 and 2014, the Company purchased goods from Pallini for $3,840,446 and $3,467,812, respectively. As of March 31, 2015 and 2014, Pallini owed the Company $138,750 and $115,288, respectively, for its share of marketing expense, which is included in due from shareholders and affiliates on the consolidated balance sheet. As of March 31, 2015 and 2014, the Company was indebted to Pallini for $511,146 and $229,557, respectively, which is included in due to shareholders and affiliates on the consolidated balance sheet.

B.	In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2015 and 2014, Vector Group was paid $135,475 and $104,746, respectively, under this agreement. These charges have been included in general and administrative expense.

C.	In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”) for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2015 and 2014, LTS was paid $210,875 and $126,000, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and four other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

D.	As described in Note 8D, in March 2013, the Company entered into a Participation Agreement with certain related parties. As described in Notes 8E and 8F, in August and October 2013, the Company entered into various notes with certain related parties.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2015, the Company has contracted to purchase approximately €774,662 or $840,516 (translated at the March 31, 2015 exchange rate) in bulk Irish whiskey, of which €729,533, or $791,551, has been purchased as of March 31, 2015. For the contract year ending June 30, 2016, the Company has contracted to purchase approximately €833,673 or $904,544 (translated at the March 31, 2015 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.

The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2015, the Company has contracted to purchase approximately €303,998 or $329,841 (translated at the March 31, 2015 exchange rate) in bulk Irish whiskey, of which €217,865, or $236,386, has been purchased as of March 31, 2015. For the year ending June 30, 2016, the Company has contracted to purchase approximately €343,787 or $373,012 (translated at the March 31, 2015 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company has a distribution agreement with Gaelic Heritage Corporation, Ltd., an international supplier, to be the sole-producer of Celtic Honey, one of the Company’s products, for an indefinite period.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2016 and provides for monthly payments of $19,975. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,194 (translated at the March 31, 2015 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2016	$289,379
2017	70,012
2018	42,546
2019	10,742

Total	$412,679

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $359,714 and $356,280 for the years ended March 31, 2015 and 2014, respectively, and is included in general and administrative expense.

D.	Under the amended terms of the agreement under which the Company purchased McLain & Kyne, the Company was obligated to pay an earn-out to the sellers based on the financial performance of the acquired business. As of June 30, 2013, the Company had reached the specified case sale threshold for contingent consideration under the agreement. Accordingly, no further contingent consideration will be due. For the years ended March 31, 2015 and 2014, the sellers earned $0 and $5,940, respectively, under this agreement.

E.	As described in Note 8C, in August 2011, the Company and CB-USA entered into the Keltic Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014 and September 2014.
F.

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

NOTE 15 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk or cash.

B.	Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies, accounted for approximately 29.7% and 31.9% of the Company’s net sales for the years ended March 31, 2015 and 2014, respectively, and approximately 30.1% and 35.1% of accounts receivable at March 31, 2015 and 2014, respectively.

NOTE 16 — GEOGRAPHIC INFORMATION

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

	Years ended March 31,
	2015		2014
Consolidated Sales, net:
International	$7,938,393	13.8%	$7,305,516	15.2%
United States	49,519,028	86.2%	40,834,967	84.8%

Total Consolidated Sales, net	$57,457,421	100.0%	$48,140,483	100.0%

Consolidated Income (Loss) from Operations:
International	$17,172	(1.6)%	$(266)	0.0%
United States	(1,095,077)	101.6%	(1,319,567)	100.0%

Total Consolidated Loss from Operations	$(1,077,905)	100.0%	$(1,319,833)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(101,453)	2.7%	$(153,419)	1.7%
United States	(3,698,289)	97.3%	(8,753,328)	98.3%

Total Consolidated Net Loss Attributable to Controlling Interests	$(3,799,742)	100.0%	$(8,906,747)	100.0%

Income tax (expense) benefit, net:
United States	$(1,278,999)	100.0%	$590,414	100.0%

Consolidated Sales, net by category:
Rum	$16,998,034	29.6%	$16,643,640	34.6%
Whiskey	19,147,028	33.3%	13,521,875	28.1%
Liqueurs	8,756,376	15.2%	8,992,277	18.7%
Vodka	2,413,994	4.2%	2,852,956	5.9%
Tequila	208,845	0.4%	218,552	0.5%
Wine	—	0.0%	284,806	0.6%
Related Non-Alcoholic Beverage Products	9,933,144	17.3%	5,626,377	11.6%

Total Consolidated Sales, net	$57,457,421	100.0%	$48,140,483	100.0%

	As of March 31,
	2015		2014
Consolidated Assets:
International	$2,052,583	4.7%	$2,201,343	6.0%
United States	41,986,357	95.3%	34,320,167	94.0%

Total Consolidated Assets	$44,038,940	100.0%	$36,521,510	100.0%

NOTE 17 — SUBSEQUENT EVENTS

Equity distribution agreement - Between April 1, 2015 and June 11, 2015, the Company sold an additional 633,209 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $1,040,541, before deducting sales agent and offering expenses of $20,870.

Investment in Copperhead Distillery Company

In June 2015, the Company purchased approximately 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment is part of a wide-reaching agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains, and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The Company’s investment will be used for the construction of a new warehouse in Crestwood, Kentucky dedicated exclusively to Jefferson’s and will be accounted for under the equity method of accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of March 31, 2015, based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, have concluded that our internal control over financial reporting was effective as of March 31, 2015 based on their evaluation of our internal control over financial reporting under the framework in Internal Control — Integrated Framework (1992).

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of March 31, 2015 as stated in its reports which are included herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Castle Brands Inc.

We have audited Castle Brands Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2015, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2015, and our report dated June 15, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

June 15, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements — See Index to Financial Statements at Item 8 on page 30 of this annual report on Form 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

1.1	Equity Distribution Agreement, dated November 20, 2014, between Castle Brands Inc. and Barrington Research Associates, Inc., as sales agent (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed with the SEC on November 21, 2014)

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 30, 2014)

3.2	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

4.2

Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on September 24, 2014)

4.3	Amended and Restated Term Note, dated as of September 22, 2014, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on September 24, 2014)

4.4	Amended and Restated Revolving Credit Note, dated as of September 22, 2014, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on September 24, 2014)

4.5	5% Convertible Subordinated Note Purchase Agreement , dated as of October 21, 2013, among the Company and the parties set forth on the signature pages attached thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

4.6	Form of 5% Subordinated Convertible Note Due 2018, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on November 1, 2013)

10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited (Exhibit 10.1)(1)(2)

10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited (Exhibit 10.2)(1)(2)

10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited (Exhibit 10.3)(1)(2)

10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc. (Exhibit 10.4)(1)

10.5	Stockholders' Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (Exhibit 10.5)(1)

10.6	Agreement, dated as of January 12, 2011, between Pallini SpA and Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

10.7	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.8)(1)(2)

10.8	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.9)(1)

10.9	Amended and Restated Worldwide Distribution Agreement, dated as of April 16, 2001, by and between Great Spirits Company LLC and Gaelic Heritage Corporation Limited (Exhibit 10.10)(1)

10.10	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.11	Form of Indemnification Agreement entered into with directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on August 14, 2013)

10.12	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.13	Amended and Restated Employment Agreement, dated as of November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 13, 2007)#

10.14	Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.15	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane (1)#

10.16	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.17	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.18	Reaffirmation Agreement, dated as of September 22, 2014, by and among the Company, Castle Brands (USA) Corp., the officers signatory thereto, certain term loan participants and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 24, 2014)

10.19	Castle Brands Inc. 2003 Stock Incentive Plan, as amended (Exhibit 10.29)(1)#

10.20	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (Exhibit 10.30)(1)#

10.21	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.22	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP (Exhibit 10.52)(1)

10.23	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q filed with the SEC on February 17, 2009)#

10.24	Amendment No. 2 to Bottling and Services Agreement, dated as of July 23, 2009, by and between Terra Limited and Castle Brands Spirits Company Limited (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 29, 2009)(2)

10.25	Employment Agreement, made as of January 24, 2008, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to our annual report on Form 10-K filed with the SEC on July 29, 2009)#

10.26	Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.27	Fee Letter, dated as of March 11, 2013, among the Company, Castle Brands (USA) Corp. and the junior participants party thereto (incorporated by reference to exhibit 10.2 to our current report on Form 8-K filed with the SEC on March 14, 2013)

10.28	Amendment to Employment Agreement, made as of July 26, 2011, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 27, 2011).#

10.29	Employment Letter, dated July 29, 2011, by and between Castle Brands USA Corp. and Maria Alejandra Pena (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed with the SEC on November 14, 2011) #

10.30	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 17, 2012)#

10.31	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 17, 2012)#

10.32	Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

10.33	Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2012 annual meeting of shareholders, filed with the SEC on September 11, 2012)#

10.34	Amendment to Fourth Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 27, 2014)#

10.35	Amendment to Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and John Glover (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 27, 2014)#

10.36	Amendment to Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on January 27, 2014)#

10.37	Amendment to Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on January 27, 2014)#

21.1	List of Subsidiaries*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

#	Management Compensation Contract

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006, and incorporated by reference herein.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2015.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	June 15, 2015
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	June 15, 2015
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews	Director	June 15, 2015
Mark Andrews

/s/ John F. Beaudette	Director	June 15, 2015
John F. Beaudette

/s/ Henry C. Beinstein	Director	June 15, 2015
Henry C. Beinstein

/s/ Phillip Frost, M.D.	Director	June 15, 2015
Phillip Frost, M.D.

/s/ Glenn L. Halpryn	Director	June 15, 2015
Glenn L. Halpryn

/s/ Dr. Richard M. Krasno	Director	June 15, 2015
Dr. Richard M. Krasno

/s/ Steven D. Rubin	Director	June 15, 2015
Steven D. Rubin

/s/ Mark Zeitchick	Director	June 15, 2015
Mark Zeitchick

