Form 10-K/A
period 2015-03-31
Castle Brands Inc
filed 2015-06-16
CIK 1311538

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment No. 1”) of Castle Brands Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 (the “Original Filing”) which was filed with the Securities and Exchange Commission on June 15, 2015. The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing.

Exhibit 101 to this Amendment No. 1 provides the following materials from the Original Filing formatted in XBRL (eXtensible Business Reporting Language) with detailed footnote tagging: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements. This Amendment No. 1 is an exhibit-only filing.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the Interactive Data File is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to June 15, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2015.

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

Signature	Title	Date

*	President and Chief Executive Officer and Director	June 16, 2015
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	June 16, 2015
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

*	Director	June 16, 2015
Mark Andrews

*	Director	June 16, 2015
John F. Beaudette

*	Director	June 16, 2015
Henry C. Beinstein

*	Director	June 16, 2015
Phillip Frost, M.D.

*	Director	June 16, 2015
Glenn L. Halpryn

*	Director	June 16, 2015
Dr. Richard M. Krasno

*	Director	June 16, 2015
Steven D. Rubin

*	Director	June 16, 2015
Mark Zeitchick

*By:	/s/ Alfred J. Small
Alfred J. Small
Attorney-in-fact