Form 10-K/A
period 2015-03-31
Castle Brands Inc
filed 2015-07-28
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2014 closing price was approximately $86,400,000 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 159,744,879 shares of common stock outstanding at July 22, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Castle Brands Inc. is filing this Amendment No. 2 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on June 15, 2015 and amended on June 16, 2015 (as amended on June 16, 2015, the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2015 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

The registrant met the accelerated filer requirements as of the end of the fiscal year ended March 31, 2015 pursuant to Rule 12b-2 of the Exchange Act. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system) is not required to satisfy the larger reporting company disclosure requirements until its first quarterly report on Form 10-Q for the fiscal year ending March 31, 2016.

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

Mark E. Andrews, III, 65, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005. Mr. Andrews served as our chief executive officer from December 2003 until November 2008. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. He also serves as a life trustee of The New York Presbyterian Hospital in New York City. Mr. Andrews' pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

John F. Beaudette, 58, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been president and chief executive officer of MHW Ltd., a national beverage alcohol import, distribution and service company located in Manhasset, New York. MHW Ltd. provides U.S. import and distribution services to wineries, breweries, and distilleries throughout the world. He serves as Vice Chairman of the board of directors of The National Association of Beverage Importers Inc. (NABI). Mr. Beaudette's pertinent experience, qualifications, attributes and skills include industry expertise, managerial experience and the knowledge and experience he has attained through his service as a director of our corporation.

Henry C. Beinstein, 72, has served as a director of our company since January 2009. He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since March 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns more than 70% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. He also served as a director of New Valley from March 1994 to December 2005. Since May 2001, Mr. Beinstein has served as a director of Ladenburg Thalmann Financial Services Inc., a publicly-traded diversified financial services company. Mr. Beinstein is a certified public accountant in New York and New Jersey and previously was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 78, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company. Since July 2006, Dr. Frost has served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. Dr. Frost also serves as a director for CoCrystal Pharma, Inc., a biotechnology company, and Sevion Therapeutics, Inc. (formerly Senesco Technologies, Inc.), a clinical-stage biotech company specializing in cancer therapeutics. He also serves as chairman of Temple Emanu-El, as a member of the Florida Council of 100 and as a trustee for each of the University of Miami, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. Dr. Frost served as a director of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, from January 2006 until February 2015, served as chairman of the board of directors of Teva from March 2010 until December 2014 and served as vice chairman of the board of directors from January 2006 when Teva acquired IVAX Corporation until March 2010. Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986 and served as chairman of the board of directors and chief executive officer of IVAX from 1987 to January 2006. Dr. Frost previously served as a director of Northrop Grumman Corp., Continucare Corp. (until its merger with Metropolitan Health Networks, Inc.), PROLOR Biotech, Inc. (until it was acquired by OPKO Health, Inc.), Ideation Acquisition Corp. (now IDI, Inc.) and TransEnterix, Inc. (formerly SafeStitch Medical, Inc.), and as governor and co-vice-chairman of the American Stock Exchange (now NYSE MKT). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Glenn L. Halpryn, 54, has served as a director of our company since October 2008. Mr. Halpryn has been the chief executive officer and a director of Transworld Investment Corporation, a private investment company, since June 2001 and has served as a director of ChromaDex Corporation, a natural products company, since 2010. Mr. Halpryn previously served as a director of Sorrento Therapeutics, Inc. (formerly QuikByte Software, Inc.) from 2008 to 2012, Ideation Acquisition Corp. (now IDI, Inc.) from 2008 until 2011, SG Blocks, Inc. (formerly CDSI Holdings Inc.) from 2010 until 2011 and Winston Pharmaceuticals, Inc. (formerly Getting Ready Corporation) from 2006 until 2010. From 1987 until 2012, Mr. Halpryn served as president and beneficial owner of United Security Corporation, which was a broker-dealer registered with FINRA. Mr. Halpryn's pertinent experience, qualifications, attributes and skills include his managerial experience, financial literacy and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Dr. Richard M. Krasno, 73, has served as a director of our company since March 2015. Dr. Krasno has served as a director of Ladenburg Thalmann Financial Services Inc. since 2006 and has served as its lead director since November 2014. From 1999 to 2014, he served as the executive director of the William R. Kenan, Jr. Charitable Trust and, from 1999 to 2010, as president of the four affiliated William R. Kenan, Jr. Funds. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a director of the University of North Carolina Health Care System and served as chairman of the board of directors from 2009 to 2012. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Dr. Krasno’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of a publicly-traded corporation.

Richard J. Lampen, 61, has served as our president and chief executive officer and as a director of our company since October 2008. Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996. Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc. Mr. Lampen has served as a director of Ladenburg Thalmann Financial Services Inc. since January 2002. Mr. Lampen currently serves as a member of the executive committee of the board of directors of Financial Services Institute. From January 1997 until January 2014, Mr. Lampen served as a director of SG Blocks, Inc., and from November 1998 until November 2011 served as its president and chief executive officer. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company and as president and chief executive officer since 2008, his managerial experience and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Steven D. Rubin, 55, has served as a director of our company since January 2009. Mr. Rubin has served as executive vice president — administration since May 2007 and as a director of OPKO Health, Inc. since February 2007. Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until its merger with Teva in September 2006. Mr. Rubin currently serves on the board of directors of IDI, Inc. (formerly Tiger Media, Inc.), a data analytics company, Kidville, Inc., which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Tiger X Medical, Inc., previously an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, Cocrystal Pharma, Inc., a biotechnology company developing antiviral therapeutics for human diseases, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices. Mr. Rubin previously served as a director of Dreams, Inc., a vertically integrated sports licensing and products company, Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc., and PROLOR Biotech, Inc., prior to its acquisition by OPKO in August 2013. Mr. Rubin’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, legal experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Mark Zeitchick, 50, has served as a director of our company since March 2014. Mr. Zeitchick has been executive vice president of Ladenburg Thalmann Financial Services Inc. since September 2006 and has served as a director of Ladenburg Thalmann Financial Services Inc. since 1999. From August 1999 until December 2003, Mr. Zeitchick served as an executive vice president of Ladenburg Thalmann Financial Services Inc. and from September 2006 until December 2011, Mr. Zeitchick served as president and chief executive officer of its subsidiary Ladenburg Thalmann & Co. Inc. Mr. Zeitchick has been a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick's pertinent experience, qualifications, attributes and skills include managerial and financial experience and the knowledge and experience he has attained through his service as a director and officer of a publicly-traded corporation.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	61	President and Chief Executive Officer
John S. Glover	60	Chief Operating Officer
T. Kelley Spillane	52	Senior Vice President — Global Sales
Alfred J. Small	46	Senior Vice President, Chief Financial Officer, Treasurer & Secretary
Alejandra Peña	48	Senior Vice President — Marketing

Listed below are biographical descriptions of our current executive officers. For Mr. Lampen’s information, see the description under “Directors” above.

John S. Glover, our chief operating officer, joined us in February 2008. From February 2008 to October 2008, Mr. Glover served as our senior vice president — marketing, and from October 2008, he has served as our chief operating officer. From June 2006 to February 2008, Mr. Glover served as senior vice president ― commercial management of Remy Cointreau USA. From January 2001 to June 2006, Mr. Glover served in various management positions at Remy Cointreau in the United States and France. From January 1999 to January 2001, he was a managing director and chief marketing officer for Bols Royal Distilleries in the Netherlands.

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

Alfred J. Small, our senior vice president, chief financial officer, treasurer and secretary joined us in October 2004. Mr. Small has served as our chief financial officer and treasurer since November 2007 and as our secretary since January 2009. He previously served as our vice president-controller from March 2007 until November 2007 and has served as our principal accounting officer since October 2006. Mr. Small is a certified public accountant.

Alejandra Peña, our senior vice president – marketing, joined us in September 2010. Prior to joining Castle Brands, Ms. Peña most recently served as marketing vice president for liqueurs and spirits for Remy Cointreau USA, where she was responsible for the marketing of Cointreau Liqueur and Mount Gay Rum in addition to other brands. Earlier in her career, she was employed with Banfi and served as marketing director of Italian Estate Wines. Ms. Peña started her career as a strategic consultant and is fluent in English, Spanish and Italian.

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended March 31, 2015, except that Micaela Pallini filed a late Form 4 on November 21, 2014 reporting the exercise of an option to purchase 25,475 shares of common stock and the sale of 25,475 shares of common stock, each on November 18, 2014.

Code of Conduct

Our board of directors has adopted a code of conduct, which applies to all of our directors, executive officers and employees. The code of conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees. Our code of conduct is posted on our investor relations web site at http:/investor.castlebrandsinc.com. We intend to post amendments to, or waivers from a provision of, our code of business conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website.

Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee Information

Our board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Beinstein (Chair), Halpryn and Rubin comprise our audit committee. Our board of directors has determined that each member of the audit committee is an independent director and is financially literate as required by the applicable rules of NYSE MKT and the SEC. The audit committee is responsible for, among other things:

•	appointing, replacing, overseeing and compensating the work of our independent registered public accounting firm;

•	reviewing and discussing with management and our independent registered public accounting firm our quarterly financial statements and discussing with management our earnings releases;

•	pre-approving all auditing services and permissible non-audit services provided by our independent registered public accounting firm;

•	engaging in a dialogue with our independent registered public accounting firm regarding relationships that may adversely affect the independence of the independent registered public accounting firm and, based on such review, assessing the independence of our independent registered public accounting firm;

•	providing the audit committee report to be filed with the SEC in our annual proxy statement;

•	reviewing with our independent registered public accounting firm the adequacy and effectiveness of the internal controls over our financial reporting;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the confidential anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	reviewing and pre-approving related-party transactions;

•	reviewing and discussing with management and our independent registered public accounting firm management’s annual assessment of the effectiveness of the internal controls and our independent registered public accounting firm’s attestation;

•	appointing or replacing the independent auditor;

•	reviewing and discussing with management and our independent registered public accounting firm the adequacy and effectiveness of our internal controls including any significant deficiencies in the design or operation of our internal controls or material weaknesses and any fraud, whether or not material, that involves our management or other employees who have a significant role in our internal controls and the adequacy and effectiveness of our disclosure controls and procedures; and

•	reviewing and assessing annually the adequacy of the audit committee charter.

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

Compensation Overview

We met the accelerated filer requirements as of the end of the fiscal year ended March 31, 2015 pursuant to Rule 12b-2 of the Exchange Act. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, we (as a smaller reporting company transitioning to the larger reporting company system) are not required to satisfy the larger reporting company disclosure requirements until our first quarterly report on Form 10-Q for the fiscal year ending March 31, 2016. Accordingly, and in accordance with relevant SEC rules and guidance, we have elected, with respect to the disclosures required by Item 402 (Executive Compensation) of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies in this Amendment. This Compensation Overview section discusses the compensation programs and policies for our executive officers and the compensation committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including our “named executive officers.”

Our compensation committee has the sole authority and responsibility to review and determine, or recommend to our board of directors for determination, the compensation package of our chief executive officer and each of our other named executive officers, each of whom is identified in the Summary Compensation Table below. Our compensation committee also considers the design and effectiveness of the compensation program for our other executive officers and approves the final compensation package, employment agreements and stock award and option grants for all of our executive officers. Our compensation committee is composed entirely of independent directors who have never served as officers of our company. Our compensation committee is authorized to engage compensation consultants, but did not do so in the fiscal years ended March 31, 2015 or 2014.

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

Generally, our compensation committee reviews and, as appropriate, modifies compensation arrangements for executive officers in the first quarter of each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below. For the fiscal year ended March 31, 2015, except for our president and chief executive officer’s compensation, our compensation committee also considered our president and chief executive officer’s executive compensation recommendations, which recommendations were presented at the time of our compensation committee’s annual review of executive performance and compensation arrangements. In making such determinations, the compensation committee considered the overall performance of each executive and their contribution to the growth of our company and its products as well as overall company performance through personal and corporate achievements. The compensation committee considered each executive officer’s contributions to brand growth, cost management and long-term value creation for our shareholders for the fiscal year ended March 31, 2015, as well as the retention of our executive officers.

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on our company.

Summary Compensation Table

The following table shows the compensation paid to our named executive officers for our 2015 and 2014 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
Richard J. Lampen	2015	—	—	$147,620	—		$147,620
President and chief executive officer	2014	—	—	85,886	—		85,886
John S. Glover	2015	$304,849	$60,000	73,988	—		438,837
Chief operating officer	2014	295,970	50,000	44,193	—		390,163
T. Kelley Spillane	2015	293,286	35,000	24,701	$1,415	(2)	354,401
Senior vice president – global sales	2014	284,744	25,000	15,153	1,415	(2)	326,312

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2015 and 2014 fiscal years for the fair value of stock-based compensation granted in fiscal 2015 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended March 31, 2015 included in the Original 10-K regarding the assumptions underlying the valuation of these grants.

(2)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane.

Narrative Disclosure to Summary Compensation Table

Material Terms of Named Executive Officers’ Employment Agreements

The material terms of Messrs. Glover’s and Spillane’s employment agreements are described in the table below. Mr. Lampen, our president and chief executive officer, does not receive a salary or benefits from us in connection with his service. Instead, we are party to a management services agreement with Vector Group Ltd. (“Vector Group”), a more than 5% shareholder, under which Vector Group agreed to make available to us Mr. Lampen’s services. For a discussion of this agreement, see “Item 13 - Certain Relationships and Related Transactions, and Director Independence - Related Party Transactions - Agreement with Vector Group Ltd.”

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

Annual Incentives to Named Executive Officers

We paid aggregate cash bonuses to our named executive officers for fiscal 2015 as follows: Mr. Glover – $60,000 and Mr. Spillane – $35,000. We paid aggregate cash bonuses to our named executive officers for fiscal 2014 as follows: Mr. Glover – $50,000 and Mr. Spillane – $25,000. Mr. Lampen did not receive a cash bonus for fiscal 2015 or 2014. These bonus payments are included in the Summary Compensation Table above under the heading “Bonus.”

The following table summarizes the outstanding equity awards held by our named executive officers at March 31, 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard J. Lampen	1,000,000	—		$0.35	11/3/2018
	400,000	—		$0.35	6/11/2020
	375,000	125,000	(1)	$0.33	6/20/2021
	250,000	250,000	(2)	$0.31	6/8/2022
	125,000	375,000	(3)	$0.38	6/5/2023
	—	500,000	(4)	$1.00	5/28/2024
John S. Glover	60,000	—		$1.90	1/24/2018
	15,400	—		$0.21	6/9/2018
	50,000	—		$0.35	6/22/2019
	225,000	—		$0.35	6/11/2020
	187,500	62,500	(1)	$0.33	6/20/2021
	125,000	125,000	(2)	$0.31	6/8/2022
	62,500	187,500	(3)	$0.38	6/5/2023
	—	250,000	(4)	$1.00	5/28/2024
T. Kelley Spillane	7,500	—		$7.23	6/12/2016
	33,900	—		$0.21	6/9/2018
	35,000	—		$0.35	6/22/2019
	65,000	—		$0.35	6/11/2020
	17,100	—		$0.35	12/7/2020
	44,650	—		$0.31	6/15/2021
	20,800	—		$0.26	12/19/2021
	28,889	14,444	(5)	$0.28	6/13/2022
	28,333	56,667	(6)	$0.38	6/5/2023
	—	100,000	(4)	$1.00	5/28/2024

(1)	This option vests in four equal annual installments. The first installment vested on June 20, 2012.

(2)	This option vests in four equal annual installments. The first installment vested on June 8, 2013.

(3)	This option vests in four equal annual installments. The first installment vested on June 5, 2014.

(4)	This option vests in four equal annual installments. The first installment vested on May 28, 2015.

(5)	This option vests in three equal annual installments. The first installment vested on June 13, 2013.

(6)	This option vests in three equal annual installments. The first installment vested on June 5, 2014.

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

Material Tax Implications of Our Compensation Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our shareholders. Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We did not pay any compensation during fiscal 2015 that would be subject to the limitations set forth in section 162(m).

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

For Mr. Spillane, “cause” is defined as (i) personal dishonesty, (ii) willful misconduct, (iii) breach of fiduciary duty, (iv) failure to substantially perform assigned duties relating to his performance under his agreement (other than due to becoming disabled) as reasonably determined by our board of directors or (v) any willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or material breach of his employment agreement as reasonably determined by our board of directors.

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

Each of Mr. Glover and Mr. Spillane is prohibited from, during the term of his employment and for 12 months thereafter, (i) competing with us, (ii) soliciting our employees and (iii) soliciting our customers.

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

The following table quantifies for each named executive officer the estimated potential severance payments and benefits that would be provided, if each termination circumstance set forth below occurred on March 31, 2015.

Named Executive Officer	Severance Payment (1)	Estimated Value of Benefits (2)	Benefit of Acceleration for Vesting of Option Awards (3)
Richard J. Lampen
Termination without cause/with good reason	—	—	—
Non-renewal of employment agreement	—	—	—
Termination due to disability	—	—	—
Change in control	—	—	$988,750

John S. Glover
Termination without cause/with good reason	$304,849	$17,016	494,375
Non-renewal of employment agreement	152,425	8,508	N/A
Termination due to disability	304,849	17,016	494,375
Change in control	304,849	17,016	494,375

T. Kelley Spillane
Termination without cause/with good reason	293,286	N/A	113,978
Non-renewal of employment agreement	146,643	13,239	N/A
Termination due to disability	293,286	N/A	113,978
Change in control	293,286	N/A	113,978

(1)	Severance payments would be paid out over the duration of the severance period.

(2)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2015.

(3)	The estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 31, 2015, which was $1.40, and the exercise price of the stock option. This column shows a benefit for each of Messrs. Lampen, Glover and Spillane due to the accelerated vesting of option awards granted to each such named executive officer.

Director Compensation

The following table summarizes compensation paid to directors during our 2015 fiscal year.

Fiscal 2015 Director Compensation

Name	Fees Earned or Paid in Cash		Option Awards (Includes Prior Fiscal Years) (1)		Total
Mark E. Andrews, III	—	(2)	$73,988	(2)	$73,988
John Beaudette	$12,500		12,631	(3)	25,131
Henry C. Beinstein	17,500		12,631	(4)	30,131
Harvey P. Eisen	14,750		12,631	(5)	27,381
Phillip Frost, M.D.	10,000		12,631	(6)	22,631
Glenn L. Halpryn	17,500		12,631	(7)	30,131
Dr. Richard M. Krasno	247		—	(8)	247
Richard J. Lampen	—	(9)	—		—
Micaela Pallini	9,833		12,631	(10)	22,464
Steven D. Rubin	20,000		12,631	(11)	32,631
Dennis Scholl	9,833		12,631	(12)	22,464
Mark Zeitchick	10,000		17,988	(13)	27,988
Sergio Zyman	9,833		82,332	(14)	92,165

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2015 fiscal year for the fair value of stock options granted in fiscal 2015 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 12 to our consolidated financial statements for fiscal 2015 included in the Original 10-K regarding the assumptions underlying the valuation of these option grants.

(2)	Mr. Andrews, our chairman, receives an annual salary of $100,000. We do not pay any additional cash compensation for his services as a director. As of March 31, 2015, Mr. Andrews held options to purchase 1,275,000 shares of our common stock.

(3)	As of March 31, 2015, Mr. Beaudette held options to purchase 139,500 shares of our common stock.

(4)	As of March 31, 2015, Mr. Beinstein held options to purchase 200,000 shares of our common stock.

(5)	As of March 31, 2015, Mr. Eisen held options to purchase 180,000 shares of our common stock.

(6)	As of March 31, 2015, Dr. Frost held options to purchase 220,000 shares of our common stock.

(7)	As of March 31, 2015, Mr. Halpryn held options to purchase 220,000 shares of our common stock.

(8)	As of March 31, 2015, Dr. Krasno held options to purchase 100,000 shares of our common stock.

(9)	Mr. Lampen, our president and chief executive officer, receives no additional compensation for his services as a director.

(10)	As of March 31, 2015, Ms. Pallini held options to purchase 155,505 shares of our common stock.

(11)	As of March 31, 2015, Mr. Rubin held options to purchase 200,000 shares of our common stock.

(12)	As of March 31, 2015, Mr. Scholl held options to purchase 180,000 shares of our common stock.

(13)	As of March 31, 2015, Mr. Zeitchick held options to purchase 120,000 shares of our common stock.

(14)	As of March 31, 2015, Mr. Zyman held options to purchase 378,333 shares of our common stock.

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

Share Ownership

The table below shows the number of shares of our common stock beneficially owned as of July 22, 2015 by (i) those persons or groups known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, who we refer to as named executive officers, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each individual or group is based upon information in SEC documents, other publicly available information or information available to us. Percentage ownership information is based on 159,744,879 shares of our common stock issued and outstanding as of July 22, 2015.

Shares of our common stock issuable upon the exercise of options or the conversion of convertible notes that are presently exercisable or convertible or exercisable within 60 days of July 22, 2015 are deemed to be outstanding and beneficially owned by the person holding the options or convertible notes for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares	Percent

Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., Suite 1500
Miami, FL 33137	53,893,662	33.6%
Vector Group Ltd. (2)
4400 Biscayne Blvd., 10th Floor
Miami, FL 33137	12,893,382	8.1%
Mark E. Andrews, III (3)	5,692,978	3.5%
John Beaudette (4)	143,746	*
Henry C. Beinstein (5)	280,000	*
John S. Glover (6)	1,452,927	*
Glenn L. Halpryn (7)	4,474,267	2.8%
Dr. Richard M. Krasno	—	—
Richard J. Lampen (8)	4,637,276	2.9%
Steven D. Rubin (9)	181,000	*
T. Kelley Spillane (10)	592,513	*
Mark Zeitchick (11)	65,000	*
All directors and executive officers as a group (13 persons) (12)	71,983,834	43.2%

* Less than 1 percent.

(1)	Includes 200,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2015. Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust. Frost-Nevada Limited Partnership is the sole and exclusive beneficiary of Frost Nevada Investments Trust, of which Dr. Frost is the trustee. Dr. Frost is one of five limited partners of Frost-Nevada Limited Partnership and the sole shareholder of Frost-Nevada Corporation, which is the sole general partner of Frost Nevada Limited Partnership. Dr. Frost disclaims beneficial ownership of the shares held by Frost Nevada Investments Trust, except to the extent of his pecuniary interest. Also includes (i) 43,167,540 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee and (ii) 555,556 shares of common stock issuable upon conversion of $500,000 aggregate principal amount of convertible notes held by Frost Gamma Investments Trust. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.

(2)	This information has been derived from a Schedule 13D, as amended, filed with the SEC on March 14, 2014. Includes 222,223 shares of common stock issuable upon conversion of $200,000 aggregate principal amount of convertible notes. Excludes (i) 4,637,276 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group, and a director and the president and chief executive officer of our company, and (ii) 280,000 shares of common stock beneficially owned by Henry C. Beinstein, a director of our company, who is also a director of Vector Group.

(3)	Includes 1,183,079 shares of common stock held by Knappogue Corp. Knappogue Corp. is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Includes 55,556 shares of common stock issuable upon conversion of $50,000 aggregate principal amount of convertible notes. Also includes 900,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2015 and 2,867,659 shares of common stock held jointly by Mr. Andrews and his wife.

(4)	Includes 24,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal interest holder. Mr. Beaudette disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 119,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2015.

(5)	Includes 180,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2015. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Beinstein serves as a director.

(6)	Includes 975,400 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2015.

(7)	Includes 2,857,144 shares of common stock held by Halpryn Group IV, LLC, of which Mr. Halpryn is a member and 1,194,900 shares of common stock held by IVC Investors, LLLP, in which Mr. Halpryn has an interest. Mr. Halpryn disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein. Also includes 222,223 shares of common stock issuable upon conversion of $200,000 aggregate principal amount of convertible notes held by IVC Investors, LLLP. Includes 200,000 shares of common stock issuable upon exercise of options held by Mr. Halpryn exercisable within 60 days of July 22, 2015.

(8)	Includes 2,650,000 shares of common stock issuable upon exercise of options held by Mr. Lampen exercisable within 60 days of July 22, 2015. Also includes (i) 940,000 shares of common stock and (ii) 55,556 shares of common stock issuable upon conversion of $50,000 aggregate principal amount of convertible notes, each held by Mr. Lampen’s wife. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Lampen serves as an executive officer.

(9)	Includes 180,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2015.

(10)	Includes 348,950 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2015.

(11)	Includes 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2015.

(12)	Includes (i) 6,168,200 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2015 and (ii) 888,891 shares of common stock issuable upon conversion of $800,000 aggregate principal amount of convertible notes.

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

Related-Party Policy

Our code of conduct requires us to avoid related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board of directors or audit committee. Related-party transactions are defined as transactions in which:

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

Related Party Transactions

Relationship with Pallini S.p.A.

Since August 2004, we have had an agreement with Pallini S.p.A. (formerly known as I.L.A.R. S.p.A.), under which we are the exclusive U.S. importer for Pallini Limoncello and its flavor extensions. Pallini S.p.A. became a more than 5% shareholder of ours in October 2008 and ceased to be a more than 5% shareholder of ours during the fiscal year ended March 31, 2015. In January 2011, we entered into an agreement with Pallini Internazionale S.r.l. (“Pallini”), as successor in interest to Pallini S.p.A., regarding the importation and distribution of certain Pallini brand products, under which the exclusive territory is the fifty states of the United States of America and the District of Columbia, but does not include Puerto Rico, overseas territories or military bases of the United States that were included in the August 2004 agreement. The January 2011 agreement supersedes our August 2004 agreement with Pallini S.p.A. Ms. Pallini, one of our former directors, is a director and the head of production of Pallini S.p.A. For the fiscal years ended March 31, 2015 and 2014, we purchased $3,840,446 and $3,467,812 of goods from Pallini, respectively. As of March 31, 2015 and 2014, Pallini owed us $138,750 and $115,288 for its share of marketing expense, respectively. Also, as of March 31, 2015 and 2014, we had accounts payable to Pallini of $511,146 and $229,557, respectively.

Agreement with Ladenburg Thalmann Financial Services Inc.

In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. for its costs in providing certain administrative, legal and financial services to us. Mr. Lampen, our president and chief executive officer and a director, is the president and chief executive officer and a director of Ladenburg Thalmann Financial Services Inc. Dr. Frost, one of our directors and our principal shareholder, is the chairman and principal shareholder of Ladenburg Thalmann Financial Services Inc. Mr. Beinstein and Dr. Krasno, two of our directors, are directors of Ladenburg Thalmann Financial Services Inc. Mr. Zeitchick, one of our directors, is an executive vice president and a director of Ladenburg Thalmann Financial Services Inc. For the fiscal years ended March 31, 2015 and 2014, Ladenburg Thalmann Financial Services Inc. was paid $210,875 and $126,000, respectively, under this agreement.

Agreement with Vector Group Ltd.

In November 2008, we entered into a management services agreement with Vector Group, a more than 5% shareholder of ours, under which Vector Group agreed to make available to us the services of Mr. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with corporate taxes and complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. During the fiscal years ended March 31, 2015 and 2014, we paid Vector Group $135,475 and $104,746, respectively, under this agreement. Mr. Beinstein, a director of our company, is also a director of Vector Group and Dr. Frost, a director of ours and our principal shareholder, is a principal shareholder of Vector Group.

Loans from Certain Executive Officers, Directors and Shareholders

In October 2013, we entered into a 5% Convertible Subordinated Note Purchase Agreement, which we refer to as the Note Purchase Agreement, with the lending parties thereto, which provided for the issuance of an aggregate initial principal amount of $2.1 million unsecured subordinated notes, which we refer to as the Convertible Notes. The lending parties include certain related parties of ours, including an affiliate of Dr. Frost ($500,000), a director of ours and our principal shareholder, Mr. Andrews ($50,000), our chairman, an affiliate of Mr. Lampen ($50,000), a director of ours and our president and chief executive officer, an affiliate of Mr. Halpryn ($200,000), a director of ours, Mr. Scholl ($100,000), a former director of ours, and Vector Group ($200,000), a more than 5% shareholder of ours, of which Mr. Lampen is an executive officer, Mr. Beinstein is a director and Dr. Frost is a principal shareholder. We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson's bourbon brand.

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

As of July 22, 2015, an aggregate of $1.684 million, consisting of $1.675 million of principal and $8,608 of accrued interest, was outstanding under the Convertible Notes. During the year ended March 31, 2015, Convertible Note holders converted $350,000 of Convertible Notes and $787 of accrued interest thereon into 389,676 shares of common stock. No amount of principal was paid on the Convertible Notes during the fiscal year ended March 31, 2015. During the fiscal year ended March 31, 2015, we paid the following amounts of interest to the related party holders of the Convertible Notes: an affiliate of Dr. Frost ($25,000), Mr. Andrews ($2,500), an affiliate of Mr. Lampen ($2,500), an affiliate of Mr. Halpryn ($10,000), Mr. Scholl ($5,000) and Vector Group Ltd. ($10,000).

In August 2013, we entered into a Loan Agreement, which we refer to as the Junior Loan Agreement, by and between us and the lending parties thereto, which we refer to as the Junior Lenders, which provided for an aggregate $1.25 million unsecured loan to us, which we refer to as the Junior Loan. The Junior Loan bore interest at a rate of 11% per annum, payable quarterly in arrears commencing November 1, 2013 and was set to mature on October 15, 2015. The Junior Loan was able to be prepaid in whole or in part at any time without penalty or premium but with payment of accrued interest to the date of prepayment. The Junior Loan Agreement provided for a funding fee of 2% per annum on the then outstanding Junior Loan balance (pro-rated for any period of less than one year), payable pro rata among the Junior Lenders on the date of the Junior Loan Agreement and on the first and second anniversaries thereof. The Junior Lenders included an affiliate of Dr. Frost ($200,000), Mr. Andrews ($50,000) and an affiliate of Mr. Lampen ($50,000). No amount of principal was paid under the Junior Loan Agreement during the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2014, we paid the following amounts of interest to the related party Junior Lenders: an affiliate of Dr. Frost ($10,633), Mr. Andrews ($2,658) and an affiliate of Mr. Lampen ($2,658). As of September 24, 2014, an aggregate of $1.27 million, consisting of $1.25 million of principal and $0.02 million of accrued interest, was outstanding under the Junior Loan Agreement. On September 24, 2014, we repaid all of our obligations under the Junior Loan Agreement, at which time we paid the following amounts of principal and interest to the related party Junior Lenders: an affiliate of Dr. Frost ($200,000 of principal and $3,906 of accrued interest), Mr. Andrews ($50,000 of principal and $976 of accrued interest) and an affiliate of Mr. Lampen ($50,000 of principal and $976 of accrued interest).

In March 2013, we entered into a Second Amendment to our Loan Agreement with Keltic Financial Partners II, LP, which we refer to as Keltic, that, among other things, provided for a term loan of $2.5 million, which we refer to as the Bourbon Term Loan, which was used for the purchase of bourbon inventory in March 2013. In August 2013, the Bourbon Term Loan was amended to provide us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million. In September 2014, we entered into an Amended and Restated Loan and Security Agreement with ACF FinCo I LP, as successor in interest to Keltic, which we refer to as the Amended Loan Agreement. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Bourbon Term Loan. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Bourbon Term Loan interest rate. The Bourbon Term Loan currently bears interest at 7.50%. We are required to pay down the principal balance of the Bourbon Term Loan within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Bourbon Term Loan in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Bourbon Term Loan, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Bourbon Term Loan are due and payable in full in 2019. Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into the participation agreement providing for an aggregate of $750,000 of the initial $2.5 million principal amount of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Bourbon Term Loan, including an affiliate of Dr. Frost ($500,000), Mr. Andrews ($50,000) and an affiliate of Mr. Lampen ($50,000). Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we pay the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000. During the fiscal year ended March 31, 2015, we paid the following amounts of principal to related parties under the participation agreement: an affiliate of Dr. Frost ($254,427), Mr. Andrews ($25,443) and an affiliate of Mr. Lampen ($25,443). During the fiscal year ended March 31, 2015, we paid the following amounts of interest to related parties under the participation agreement: an affiliate of Dr. Frost ($18,721), Mr. Andrews ($1,872) and an affiliate of Mr. Lampen ($1,872). In May 2015, the Bourbon Term Loan was paid in full in accordance with its standard terms in the normal course of business.

Independence of Directors

We follow the NYSE MKT rules in determining if a director is independent. Our board of directors also consults with our counsel to ensure that the board’s determination is consistent with those rules and all other relevant laws and regulations regarding director independence. Consistent with these considerations, our board of directors has determined that Messrs. Beaudette, Beinstein, Halpryn, Krasno, Rubin and Zeitchick are independent directors. The other remaining directors may not be deemed independent under the NYSE MKT rules because they currently have relationships with us that may result in them being deemed not “independent.” All members of our audit, compensation and nominating and corporate governance committees are independent. The members of our audit committee are also independent under Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

Fees Paid to EisnerAmper LLP

The following table sets forth the fees that we were billed for the audit and other services provided by EisnerAmper LLP, our independent auditors, in fiscal years 2015 and 2014:

	2015	2014
Audit Fees	$392,000	$231,000
Audit-Related Fees	43,750	50,555
Tax Fees	—	—
All Other Fees	—	—
Total	$435,750	$281,555

Audit Fees

This category includes the audit of our annual financial statements, reviews of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. This category also includes fees for advice on accounting matters that arose during, or as a result of, the annual audit or the reviews of interim financial statements. For 2015, this category also includes the audit of our internal control over financial reporting.

Audit-Related Fees

This category includes assurance and related services provided by EisnerAmper LLP in connection with our common stock equity distribution agreements, not reported above under “Audit Fees.”

Tax Fees

This category would include fees for professional services rendered by EisnerAmper LLP for tax compliance, tax advice and tax planning.

All Other Fees

This category would consist of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

In accordance with its charter, our audit committee reviews and approves in advance on a case-by-case basis each engagement (including the fees and terms thereof) by us of accounting firms that will perform permissible non-audit services or audit, review or attestation services for us. Our audit committee is authorized to establish detailed pre-approval policies and procedures for pre-approval of such engagements without a meeting of the audit committee, but our audit committee has not established any such pre-approval procedures at this time.

Our audit committee pre-approved all fees of EisnerAmper LLP, our independent auditors, for fiscal 2015.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)

Exhibit
Number	Exhibit
31.5	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.6	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2015.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	July 28, 2015
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	July 28, 2015
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark E. Andrews, III*	Director	July 28, 2015
Mark E. Andrews, III

/s/ John F. Beaudette*	Director	July 28, 2015
John F. Beaudette

/s/ Henry C. Beinstein*	Director	July 28, 2015
Henry C. Beinstein

/s/ Phillip Frost, M.D.*	Director	July 28, 2015
Phillip Frost, M.D.

/s/ Glenn L. Halpryn *	Director	July 28, 2015
Glenn L. Halpryn

/s/ Dr. Richard M. Krasno *	Director	July 28, 2015
Dr. Richard M. Krasno

/s/ Steven D. Rubin*	Director	July 28, 2015
Steven D. Rubin

/s/ Mark Zeitchick*	Director	July 28, 2015
Mark Zeitchick

* By Alfred J. Small, as Attorney-in-Fact pursuant to a Power of Attorney included on the signature page to the Original 10-K.

