Form 10-Q
period 2015-06-30
Castle Brands Inc
filed 2015-08-10
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

The Company had 159,829,105 shares of $.01 par value common stock outstanding at August 6, 2015.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,307,788	$1,191,603
Accounts receivable — net of allowance for doubtful accounts of $191,108 and $154,434 at June 30 and March 31, 2015, respectively	9,529,114	10,550,990
Due from shareholders and affiliates	—	138,750
Inventories— net of allowance for obsolete and slow moving inventory of $329,384 and $266,473 at June 30 and March 31, 2015, respectively	19,967,481	21,068,241
Deferred tax asset	54,000	37,000
Prepaid expenses and other current assets	1,600,643	1,492,806

Total Current Assets	33,459,026	34,479,390

Equipment — net	715,574	665,373

Intangible assets — net of accumulated amortization of $6,877,800 and $6,713,774 at June 30 and March 31, 2015, respectively	7,536,340	7,683,227
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	500,000	—
Restricted cash	336,981	329,471
Other assets	347,274	385,253

Total Assets	$43,391,421	$44,038,940

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$—	$34,141
Accounts payable	5,369,164	5,753,617
Accrued expenses	1,577,583	1,067,460
Due to shareholders and affiliates	1,835,168	1,963,883

Total Current Liabilities	8,781,915	8,819,101

Long-Term Liabilities
Credit facility	7,643,627	10,123,544
Bourbon term loan (including $179,063 of related-party participation at March 31, 2015)	—	744,900
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at June 30 and March 31, 2015)	1,675,000	1,675,000
Notes payable – GCP Note	214,225	211,580
Deferred tax liability	1,333,114	1,370,152

Total Liabilities	19,647,881	22,944,277

Commitments and Contingencies (Note 12)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30 and March 31, 2015	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at June 30 and March 31, 2015, 159,356,940 and 157,187,658 shares issued and outstanding at June 30 and March 31, 2015, respectively	1,593,570	1,571,877
Additional paid-in capital	166,057,219	162,626,893
Accumulated deficit	(144,485,373)	(143,361,711)
Accumulated other comprehensive loss	(2,238,923)	(2,285,925)

Total controlling shareholders’ equity	20,926,493	18,551,134

Noncontrolling interests	2,817,047	2,543,529

Total equity	23,743,540	21,094,663

Total Liabilities and Equity	$43,391,421	$44,038,940

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2015	2014
Sales, net*	$16,513,079	$11,982,199
Cost of sales*	9,885,765	7,435,545

Gross profit	6,627,314	4,546,654

Selling expense	4,351,945	3,239,326
General and administrative expense	2,066,091	1,610,616
Depreciation and amortization	228,256	216,098

Loss from operations	(18,978)	(519,386)

Other (expense) income, net	(821)	16,942
Foreign exchange loss	(49,219)	(236,447)
Interest expense, net	(257,164)	(288,642)
Income tax expense, net	(523,962)	(162,962)

Net loss	(850,144)	(1,190,495)
Net income attributable to noncontrolling interests	(273,518)	(305,336)

Net loss attributable to common shareholders	$(1,123,662)	$(1,495,831)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	157,535,571	153,929,182

* Sales, net and Cost of sales include excise taxes of $1,768,980 and $1,485,515 for the three months ended June 30, 2015 and 2014, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

4

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,
	2015	2014
Net loss	$(850,144)	$(1,190,495)

Other comprehensive income (loss):
Foreign currency translation adjustment	47,002	(20,677)

Total other comprehensive income (loss):	47,002	(20,677)

Comprehensive loss	$(803,142)	$(1,211,172)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2015	157,187,658	$1,571,877	$162,626,893	$(143,361,711)	$(2,285,925)	$2,543,529	$21,094,663

Net loss				(1,123,662)		273,518	(850,144)
Foreign currency translation adjustment					47,002		47,002
Issuance of common stock, net of issuance costs	2,119,282	21,193	3,165,636				3,186,829
Exercise of common stock options	50,000	500	24,750				25,250
Stock-based compensation			239,940				239,940

BALANCE, JUNE 30, 2015	159,356,940	$1,593,570	$166,057,219	$(144,485,373)	$(2,238,923)	$2,817,047	$23,743,540

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(850,144)	$(1,190,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,256	216,098
Provision for doubtful accounts	36,674	(92,165)
Amortization of deferred financing costs	43,459	48,050
Deferred income tax (benefit) expense, net	(54,038)	162,962
Effect of changes in foreign exchange	49,219	236,447
Stock-based compensation expense	239,940	191,456
Provision for obsolete inventories	100,000	—
Changes in operations, assets and liabilities:
Accounts receivable	987,973	1,780,782
Due from affiliates	138,750	(26,555)
Inventory	982,293	(5,150,717)
Prepaid expenses and supplies	(107,240)	(345,426)
Other assets	(5,480)	(5,813)
Accounts payable and accrued expenses	122,497	(1,101,226)
Accrued interest	2,645	2,645
Due to related parties	(128,716)	57,438

Total adjustments	2,636,232	(4,026,024)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,786,088	(5,216,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(105,667)	(76,660)
Acquisition of intangible assets	(17,138)	(5,000)
Investment in non-consolidated affiliate, at equity	(500,000)	—
Change in restricted cash	(92)	(282)

NET CASH USED IN INVESTING ACTIVITIES	(622,897)	(81,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from credit facility	(2,479,917)	3,461,388
Payments on Bourbon term loan	(744,900)	(261,300)
Net (payments on) proceeds from foreign revolving credit facility	(34,795)	106,347
Proceeds from issuance of common stock	3,251,989	1,231,241
Payments for costs of stock issuance	(65,160)	(38,532)
Proceeds from exercise of common stock warrants	—	598,715
Proceeds from exercise of common stock options	25,250	76,707

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(47,533)	5,174,566

EFFECTS OF FOREIGN CURRENCY TRANSLATION	527	(170)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,116,185	(124,065)
CASH AND CASH EQUIVALENTS — BEGINNING	1,191,603	908,501

CASH AND CASH EQUIVALENTS — ENDING	$2,307,788	$784,436

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Surrender of common stock in connection with exercise of common stock warrant	$—	$31,250

Interest paid	$224,093	$219,765
Income taxes paid	$1,079,270	$35,000

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 —  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2015 is derived from the March 31, 2015 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2015 included in the Company’s annual report on Form 10-K for the year ended March 31, 2015, as amended (“2015 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2015 Form 10-K for additional disclosures and a description of accounting policies.

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60 % ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium brands of rums, whiskey, liqueurs, vodka and tequila in the United States, Canada, Europe and Asia.

C.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

D.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

E.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

H.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company’s income tax expense for the three months ended June 30, 2015 and 2014 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For the three months ended June 30, 2015, the Company recognized ($523,962) of income tax expense, net and for the three months ended June 30, 2014, the Company recognized ($162,962) of income tax expense, net.

J.

Recent accounting pronouncements — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning April 1, 2016. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 —  BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible notes outstanding. In computing diluted net loss per share for the three months ended June 30, 2015 and 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible preferred stock and related accrued dividends or the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2015	2014
Stock options	14,440,688	13,242,974
Warrants to purchase common stock	120,000	120,000
5% Convertible notes	1,861,111	2,361,111

Total	16,421,799	15,724,085

NOTE 3 —  INVENTORIES

	June 30,	March 31,
	2015	2015
Raw materials	$8,363,766	$9,250,893
Finished goods – net	11,603,715	11,817,348

Total	$19,967,481	$21,068,241

As of June 30 and March 31, 2015, 10% of raw materials and 4% of finished goods were located outside of the United States.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 —  EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc.

As referenced in Note 1.I, GCP does not file consolidated tax returns with the Company. For the three months ended June 30, 2015 and 2014, GCP recognized ($523,962) and ($162,962) of income tax expense, net on GCP’s estimated stand-alone taxable income, respectively. The Company allocated 40% of this expense, or ($209,585) and ($65,185), to non-controlling interest for the three months ended June 30, 2015 and 2014, respectively.

Investment in Copperhead Distillery Company

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment is part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment will be used for the construction of a new warehouse in Crestwood, Kentucky dedicated exclusively to the storage of Jefferson’s whiskies. The Company has accounted for this investment under the equity method of accounting. This investment balance was $500,000 at June 30, 2015.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 5 —  GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of June 30 and March 31, 2015.

Intangible assets consist of the following:

	June 30, 2015	March 31, 2015
Definite life brands	$170,000	$170,000
Trademarks	631,693	631,693
Rights	8,271,555	8,271,555
Product development	178,460	161,321
Patents	994,000	994,000
Other	55,460	55,460

	10,301,168	10,284,029
Less: accumulated amortization	6,877,800	6,713,774

Net	3,423,368	3,570,255
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$7,536,340	$7,683,227

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	June 30, 2015	March 31, 2015
Definite life brands	$170,000	$170,000
Trademarks	304,817	295,956
Rights	5,651,148	5,513,162
Product development	24,615	24,002
Patents	727,220	710,654
Other	-	-

Accumulated amortization	$6,877,800	$6,713,774

NOTE 6 —  RESTRICTED CASH

At June 30 and March 31, 2015, the Company had €303,740 or $336,981 (translated at the June 30, 2015 exchange rate) and €303,657 or $329,471 (translated at the March 31, 2015 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 —  NOTES PAYABLE

	June 30, 2015	March 31, 2015
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$34,141
Note payable – GCP note (B)	214,225	211,580
Credit facility (C)	7,643,627	10,123,544
Bourbon term loan (D)	—	744,900
5% Convertible notes (E)	1,675,000	1,675,000

Total	$9,532,852	$12,789,165

A.	The Company has arranged various facilities aggregating €303,740 or $336,981 (translated at the June 30, 2015 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €0 and €31,466 or $34,141 (translated at the March 31, 2015 exchange rate), at June 30 and March 31, 2015, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2015, $10,579 of accrued interest was converted to amounts due to affiliates. At June 30, 2015, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2015, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.

In August 2011, the Company and CB-USA entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $12.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with ACF FinCo I LP (“ACF”), as successor in interest to Keltic, in order to amend certain terms of the Credit Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modified certain aspects of the existing Credit Facility, including increasing the maximum amount of the Credit Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Credit Facility was extended from December 31, 2016 to July 31, 2019. The Credit Facility interest rate was reduced to the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of June 30, 2015, the Credit Facility interest rate was 6.00%. The monthly facility fee was reduced from 1.00% per annum of the maximum Credit Facility amount to 0.75%. In addition, the Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Amended Agreement also modifies certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

In connection with the amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement with (a) certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, (b) certain participants in the Bourbon Term Loan and (c) certain junior lenders to the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, an affiliate of Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, an affiliate of Glenn Halpryn, a director of the Company, Dennis Scholl, a former director of the Company, and Vector Group Ltd., a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer, Henry Beinstein, a director of the Company, is a director and Phillip Frost M.D. is a principal shareholder, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF, as successor-in-interest to Keltic; (ii) an Amended and Restated Term Note (the "Term Note"); and (iii) an Amended and Restated Revolving Credit Note (the "Revolving Note").

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

The Company and CB-USA are referred to individually and collectively as the Borrower. The Borrower may borrow up to the maximum amount of the Credit Facility, provided that the Borrower has a sufficient borrowing base (as defined under the Amended Agreement). For the three months ended June 30, 2015 and 2014, the Company paid interest at 6.0% and 6.5%, respectively. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default). The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. At June 30, 2015, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. At June 30 and March 31, 2015, $7,643,627 and $10,123,544, respectively, due on the Credit Facility was included in long-term liabilities.

D.

In March 2013, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the "Bourbon Term Loan") that was used to purchase bourbon inventory on March 11, 2013. In August 2013, the Bourbon Term Loan was amended to provide the Company with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The Bourbon Term Loan interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2015, the Company paid interest of 7.5%. The balance on the Bourbon Term Loan included in notes payable totaled $744,900 at March 31, 2015. In May 2015, the Bourbon Term Loan was paid in full in accordance with its terms.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the "Participation Agreement") providing for an initial aggregate amount of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000) (amounts shown are initial purchase amounts). Under the terms of the Participation Agreement, the junior participants received interest at the rate of 11% per annum. Neither the Company nor CB-USA was a party to the Participation Agreement. However, the Borrower was party to a fee letter with the junior participants (including the related party junior participants) pursuant to which the Borrower was obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000.

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

The purchasers of the Convertible Notes included related parties of the Company, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000), an affiliate of Glenn Halpryn ($200,000), a director, Dennis Scholl ($100,000), a former director, and Vector Group Ltd. ($200,000).

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

At each of June 30 and March 31, 2015, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities, respectively.

NOTE 8 —  EQUITY

Equity distribution agreement - In November 2014, the Company entered into an Equity Distribution Agreement (the "2014 Distribution Agreement") with Barrington Research Associates, Inc. ("Barrington"), as sales agent, under which the Company may issue and sell over time and from time to time, to or through Barrington, shares (the "Shares") of its common stock having a gross sales price of up to $10,000,000.

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

In the three months ended June 30, 2015, the Company sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and offering expenses of $65,160.

In November 2013, the Company entered into an Equity Distribution Agreement (the "2013 Distribution Agreement") with Barrington, as sales agent, under which the Company could issue and sell over time and from time to time, to or through Barrington, Shares of its common stock having a gross sales price of up to $6,000,000.

In the three months ended June 30, 2014, the Company sold 1,247,343 Shares pursuant to the 2013 Distribution Agreement, with total gross proceeds of $1,231,241, before deducting sales agent and offering expenses of $38,532.

The 2013 Distribution Agreement expired in August 2014 upon the expiration of the primary portion of the Company’s Registration Statement on Form S-3 under which the Shares were sold.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 —  WARRANTS

2011 Warrants exercised – On April 2, 2014, the Company called for cancellation all 1,657,802 unexercised warrants issued in connection with the Company’s 2011 private placement (the “2011 Warrants”) pursuant to the terms of such 2011 Warrants after satisfying applicable conditions. Holders of the 2011 Warrants had until 6:30 p.m. New York City time on April 21, 2014 to exercise such 2011 Warrants at $0.38 per share in cash. Pursuant to the call for cancellation, holders of all 1,657,802 unexercised 2011 Warrants exercised and received 1,657,802 shares of common stock. The Company received $629,965 in cash upon the exercise of these warrants.

NOTE 10 —  FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30 and March 31, 2015, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 11 —   STOCK-BASED COMPENSATION

In June 2015, the Company granted to employees, directors and certain consultants options to purchase an aggregate of 2,502,500 shares of the Company’s common stock at an exercise price of $1.67 per share under the Company’s 2013 Incentive Compensation Plan. The options, which expire in June 2025, vest 25% on each of the first four anniversaries of the grant date. The Company has valued the options at $2,752,750 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended June 30, 2015 and 2014 amounted to $239,940 and $191,456, respectively. At June 30, 2015, total unrecognized compensation cost amounted to $4,121,329, representing 5,644,750 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 3.03 years. There were 50,000 options exercised during the three months ended June 30, 2015 and 230,033 options exercised during the three months ended June 30, 2014. The Company did not recognize any related tax benefit for the three months ended June 30, 2015 and 2014 from option exercises, as the effects were de minimis.

NOTE 12 —  COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2016, the Company has contracted to purchase approximately €833,673 or $924,910 (translated at the June 30, 2015 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2016, the Company has contracted to purchase approximately €343,787 or $381,411 (translated at the June 30, 2015 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2016 and provides for monthly payments of $19,975. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,220 (translated at the June 30, 2015 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

D.	As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014 and September 2014.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

E.	The Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 13 —  CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.

Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies, accounted for approximately 30.0% and 29.3% of the Company’s revenues for the three months ended June 30, 2015 and 2014, respectively, and approximately 27.1% of accounts receivable at June 30, 2015.

NOTE 14 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the amounts and percentage of consolidated sales, net, consolidated income (loss) from operations, consolidated net income (loss) attributable to controlling interests, consolidated income tax expense and consolidated assets from the U.S. and foreign countries and consolidated sales, net by category.

	Three months ended June 30,
	2015		2014
Consolidated Sales, net:
International	$2,105,422	12.8%	$1,578,730	13.2%
United States	14,407,657	87.2%	10,403,469	86.8%

Total Consolidated Sales, net	$16,513,079	100.0%	$11,982,199	100.0%

Consolidated Income (Loss) from Operations:
International	$55,023	(289.9)%	$(27,017)	5.2%
United States	(74,001)	389.9%	(492,369)	94.8%

Total Consolidated Loss from Operations	$(18,978)	100.0%	$(519,386)	100.0%

Consolidated Net Income (Loss) Attributable to Controlling Interests:
International	$64,876	(5.8)%	$(60,633)	4.1%
United States	(1,188,538)	105.8%	(1,435,198)	95.9%

Total Consolidated Net Loss Attributable to Controlling Interests	$(1,123,662)	100.0%	$(1,495,831)	100.0%

Income tax expense, net:
United States	$(523,962)	100.0%	$(162,962)	100.0%

Consolidated Sales, net by category:
Rum	$4,563,506	27.6%	$4,292,195	35.8%
Whiskey	6,191,059	37.6%	3,012,079	25.1%
Liqueurs	1,824,515	11.0%	1,902,443	15.9%
Vodka	524,224	3.2%	520,583	4.3%
Tequila	73,906	0.4%	85,329	0.7%
Related Non-Alcoholic Beverage Products	3,335,869	20.2%	2,169,570	18.2%

Total Consolidated Sales, net	$16,513,079	100.0%	$11,982,199	100.0%

	As of June 30, 2015		As of March 31, 2015
Consolidated Assets:
International	$2,069,395	4.8%	2,052,583	4.7%
United States	41,322,026	95.2%	41,986,357	95.3%

Total Consolidated Assets	$43,391,421	100.0%	44,038,940	100.0%

*Includes related non-beverage alcohol products.

NOTE 15 — SUBSEQUENT EVENTS

In August 2015, the Company and CB-USA entered into a First Amendment (the “Loan Agreement Amendment”) to the Amended Agreement. Among other changes, the Loan Agreement Amendment increases the amount of the Credit Facility from $12,000,000 to $19,000,000, including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whisky inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $19,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. The Company paid ACF an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

In connection with the Loan Agreement Amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement (the “Reaffirmation Agreement”) with (a) certain officers of the Company and CB-USA, including John Glover, T. Kelley Spillane and Alfred J. Small and (b) certain junior lenders to the Company, including Frost Gamma Investments Trust, Mark E. Andrews, III, an affiliate of Richard J. Lampen, an affiliate of Glenn Halpryn, Dennis Scholl and Vector Group Ltd., which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF and (ii) and Amended and Restated Revolving Credit Note.

ACF also required as a condition to entering into the Loan Agreement Amendment that ACF enter into a participation agreement with certain related parties of the Company, including Frost Gamma Investments Trust, Mark E. Andrews, III, Richard J. Lampen and Alfred J. Small, to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4,900,000. Neither the Company nor CB-USA is a party to the participation agreement. However, the Company and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which the Company and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the Loan Agreement Amendment and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, Bulgaria, France, Finland, Norway, Sweden, Denmark, China and the Duty Free markets, and in a number of other countries. We market the following brands, among others:

•	Gosling’s rum®
•	Gosling’s Stormy Ginger Beer
•	Gosling’s Dark ‘n Stormy® ready-to-drink cocktail
•	Jefferson’s® bourbon
•	Jefferson’s Reserve®
•	Jefferson’s Ocean Aged at Sea®
•	Jefferson’s The Manhattan: Barrel Finished Cocktail
•	Jefferson’s Chef’s Collaboration
•	Jefferson’s Reserve Groth Cask Finish
•	Jefferson's Presidential Select™
•	Jefferson’s Rye whiskey
•	Pallini® liqueurs
•	Clontarf® Irish whiskey
•	Knappogue Castle Whiskey®
•	Brady's® Irish Cream
•	Boru® vodka
•	Tierras™ tequila
•	Celtic Honey® liqueur
•	Castello Mio® sambuca
•	Gozio® amaretto

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

Recent developments

Credit Facility

In August 2015, we entered into a First Amendment (the “Loan Agreement Amendment”) to the Loan Agreement (as defined below in Existing Financing). Among other changes, the Loan Agreement Amendment increases the amount of the Credit Facility (as defined below in Existing Financing) from $12.0 million to $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whisky inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. Pursuant to the Loan Agreement Amendment, we and our subsidiary Castle Brands (USA) Corp. (“CB-USA”) may borrow up to the lesser of (x) $19,000,000 and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, we must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. We paid ACF FinCo I LP (“ACF”) an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

In connection with the Loan Agreement Amendment, we entered into the following ancillary agreements: (i) a Reaffirmation Agreement (the “Reaffirmation Agreement”) with (a) certain of our officers, including John Glover, our Chief Operating Officer, T. Kelley Spillane, our Senior Vice President - Global Sales, and Alfred J. Small, our Senior Vice President, Chief Financial Officer, Treasurer & Secretary and (b) certain junior lenders of ours, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director of ours and a principal shareholder of ours, Mark E. Andrews, III, a director of ours and our Chairman, an affiliate of Richard J. Lampen, a director of ours and our President and Chief Executive Officer, an affiliate of Glenn Halpryn, a director of ours, Dennis Scholl, a former director of ours, and Vector Group Ltd., a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Phillip Frost, M.D. is a principal shareholder, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, us and ACF and (ii) and Amended and Restated Revolving Credit Note.

ACF also required as a condition to entering into the Loan Agreement Amendment that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust, Mark E. Andrews, III, Richard J. Lampen, and Alfred J. Small, to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the Loan Agreement Amendment and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

35th America’s Cup Sponsorship

In July 2015, Gosling’s entered into an agreement to become the Official Rum and Official Ginger Beer of the 35th America’s Cup, one of the most famous regattas in the sport of sailing, as well as the oldest active trophy in international sport. As part of the agreement, Gosling’s will be a sponsor for two years of Louis Vuitton America’s Cup World Series events, building up to the final races to be staged in Bermuda in 2017. The Dark ‘n Stormy® will be introduced to America’s Cup fans during two years of international events. As an Official Partner of America’s Cup, all Gosling’s products will be available at official America’s Cup events and functions around the world.

Investment in Copperhead Distillery Company

In June 2015, we purchased 20% of Copperhead Distillery Company (“Copperhead”) for $0.5 million. Copperhead owns and operates the Kentucky Artisan Distillery. The investment is part of a wide-reaching agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains, and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand.

Our investment will be used for the construction of a new warehouse in Crestwood, Kentucky dedicated exclusively to Jefferson’s. The warehouse will have the capacity to store up to 10,000 barrels, with room for expansion, and will facilitate the continued growth of Jefferson’s wood finishes and barrel-aged cocktails.

A Jefferson’s visitor center, including a tasting room and store, which will showcase the Jefferson’s brand opened in the summer of 2015.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2015, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2015, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.10944 (equivalent to U.S. $1.00 = €0.90119) and £1.00 = U.S. $1.57174 (equivalent to U.S. $1.00 = £0.63611).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2015, as amended, which we refer to as our 2015 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended
	June 30,
	2015	2014
Cases:
United States	78,275	68,544
International	21,894	18,569

Total	100,169	87,113

Rum	45,725	40,913
Whiskey	25,837	16,723
Liqueurs	18,840	19,440
Vodka	9,394	9,590
Tequila	373	447

Total	100,169	87,113

Percentage of Cases:
United States	78.1%	78.7%
International	21.9%	21.3%

Total	100.0%	100.0%

Rum	45.6%	47.0%
Whiskey	25.8%	19.2%
Liqueurs	18.8%	22.3%
Vodka	9.4%	11.0%
Tequila	0.4%	0.5%

Total	100.0%	100.0%

 The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Gosling’s Stormy Ginger Beer, for the periods presented:

	Three months ended June 30,
	2015	2014
Cases:
United States	223,435	148,606
International	4,620	13,773

Total	228,055	162,379

United States	98.0%	91.5%
International	2.0%	8.5%

Total	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended June 30,
	2015	2014
Sales, net	100.0%	100.0%
Cost of sales	59.9%	62.1%

Gross profit	40.1%	37.9%

Selling expense	26.3%	27.0%
General and administrative expense	12.5%	13.4%
Depreciation and amortization	1.4%	1.8%

Loss from operations	(0.1)%	(4.3)%

Other (expense) income, net	0.0%	0.1%
Foreign exchange loss	(0.3)%	(2.0)%
Interest expense, net	(1.6)%	(2.4)%
Income tax expense, net	(3.2)%	(1.4)%

Net loss	(5.2)%	(10.0)%
Net income attributable to noncontrolling interests	(1.7)%	(2.5)%

Net loss attributable to common shareholders	(6.9)%	(12.5)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended June 30,
	2015	2014
Net loss attributable to common shareholders	$(1,123,662)	$(1,495,831)
Adjustments:
Interest expense, net	257,164	288,642
Income tax expense, net	523,962	162,962
Depreciation and amortization	228,256	216,098
EBITDA (loss)	(114,280)	(828,129)
Allowance for doubtful accounts	34,000	59,000
Allowance for obsolete inventory	100,000	—
Stock-based compensation expense	239,940	191,456
Other expense (income), net	821	(16,942)
Foreign exchange loss	49,219	236,447
Net income attributable to noncontrolling interests	273,518	305,336
EBITDA, as adjusted	583,218	(52,832)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, other income, net, foreign exchange loss and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved to income of $0.6 million for the three months ended June 30, 2015, as compared to a loss of ($0.05) million for the comparable prior-year period, primarily as a result of increased sales.

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Net sales. Net sales increased 37.8% to $16.5 million for the three months ended June 30, 2015, as compared to $12.0 million for the comparable prior-year period, due to the overall growth of our Jefferson's portfolio and our Gosling's Stormy Ginger Beer. Our international spirits case sales as a percentage of total spirits case sales were flat at 21.9% for the three months ended June 30, 2015 as compared to 21.3% for the comparable prior-year period. Our overall spirits sales volume for the three months ended June 30, 2015 was positively impacted by increases in sales of our Jefferson’s, Jefferson’s Reserve and Jefferson’s Ocean Aged at Sea bourbons. Also, for the three months ended June 30, 2015, sales of our Gosling’s Stormy Ginger Beer increased by 65,676 cases, or 40.8%, overall, including a 75,193 case increase, or 50.7%, in U.S. case sales as compared to the comparable prior-year period. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	4,812	700	11.8%	2.2%
Whiskey	9,114	9,118	54.5%	102.8%
Liqueur	(600)	173	(3.1)%	0.9%
Vodka	(196)	(187)	(2.0)%	(2.1)%
Tequila	(74)	(74)	(16.6)%	(16.6)%

Total	13,056	9,730	15.0%	14.2%

 The following table presents the increase in case sales of related non-alcoholic beverage products for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	65,676	75,193	40.4%	50.7%

Gross profit. Gross profit increased 45.8% to $6.6 million for the three months ended June 30, 2015 from $4.5 million for the comparable prior-year period, and our gross margin increased to 40.1% for the three months ended June 30, 2015 compared to 37.9% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales volume and revenue in the current period, while the increase in gross margin was due to an increase in sales of our more profitable brands, in particular the Jefferson’s bourbons. During the three months ended June 30, 2015, we recorded a net allowance for obsolete and slow moving inventory of $0.1 million, as compared to $0 for the comparable prior-year period. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charges have been recorded as an increase to cost of sales in the current period. Net of the allowance for obsolete inventory, our gross margin for the three months ended June 30, 2015 was 40.7% as compared to 37.9% for the comparable prior-year period.

Selling expense. Selling expense increased 34.3% to $4.4 million for the three months ended June 30, 2015 from $3.2 million for the comparable prior-year period, primarily due to a $0.2 million increase in shipping costs, a $0.5 million increase in advertising, marketing and promotion expense related to increased sales volume and the timing of certain sales and marketing programs and a $0.5 million increase in employee costs. The increase in sales resulted in selling expense as a percentage of net sales remaining consistent at 26.4% for the three months ended June 30, 2015 as compared to 27.0% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 28.3% to $2.1 million for the three months ended June 30, 2015 from $1.6 million for the comparable prior-year period, primarily due to a $0.2 million increase in each of professional fees, employee expense and non-cash stock-based compensation expense. The increase in sales resulted in general and administrative expense as a percentage of net sales decreasing to 12.5% for the three months ended June 30, 2015 as compared to 13.4% for the comparable prior-year period. However, as a result of our becoming an accelerated filer, we expect general and administrative expense to increase due to the costs and fees associated with the additional regulatory requirements.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended June 30, 2015 and 2014.

Loss from operations. As a result of the foregoing, loss from operations improved to ($0.02) million for the three months ended June 30, 2015 from ($0.5) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, Gosling-Castle Partners Inc., adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.5) million for the three months ended June 30, 2015 as compared to net expense of ($0.2) million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the three months ended June 30, 2015 was ($0.05) million as compared to a loss of ($0.2) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.3) million for each of the three-month periods ended June 30, 2015 and 2014 due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to comparable prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was ($0.3) million for each of the three-month periods ended June 30, 2015 and 2014, both the result of allocated net income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($1.1) million for the three months ended June 30, 2015 as compared to a loss of ($1.5) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for each of the three-month periods ended June 30, 2015 and 2014. Net loss per common share, basic and diluted, as reported in the current period benefited from an increase in the weighted-average shares outstanding in the three months ended June 30, 2015 as compared to the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated cumulative positive cash flows from operations. For the three months ended June 30, 2015, we had a net loss of $0.9 million, while cash provided by operating activities was $1.8 million. As of June 30, 2015, we had cash and cash equivalents of $2.3 million and had an accumulated deficit of $144.5 million.

We believe our current cash and working capital, the availability under the Credit Facility (as defined below) and additional funds to be raised under our 2014 distribution agreement (the “2014 Distribution Agreement”) with Barrington Research Associates, Inc. ("Barrington") will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2016.

Existing Financing

In August 2011, we and our wholly-owned subsidiary Castle Brands (USA) Corp. entered into a loan agreement, which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskies in support of the growth of our Jefferson’s bourbons.

In September 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with ACF FinCo I LP (“ACF”), pursuant to which the Credit Facility was amended to modify certain aspects, including increasing the maximum amount of the Credit Facility from $8.0 million to $12.0 million and increasing the inventory sub-limit from $4.0 million to $6.0 million. In addition, the term of the Credit Facility was extended from December 31, 2016 to July 31, 2019 (the "Maturity Date"). The monthly facility fee was reduced from 1.00% per annum of the maximum Credit Facility amount to 0.75%. The Loan Agreement also modified certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. We paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Loan Agreement.

As described above in Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent developments, in August 2015, we and CB-USA entered into the Loan Agreement Amendment which, among other changes, increases the amount of the Credit Facility from $12,000,000 to $19,000,000, including the Purchased Inventory Sublimit in the maximum principal amount of $7,000,000 to permit us to acquire aged whisky inventory, subject to certain conditions set forth in the Loan Agreement.

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any "Default" or "Event of Default" (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 6.0%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased on or about the date of the Loan Agreement Amendment in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility are due and payable in full on the maturity date. In addition to closing fees, ACF receives an annual facility fee and a collateral management fee (each as set forth in the Loan Agreement).

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2015, we were in compliance with the covenants under the Loan Agreement.

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

We have arranged various credit facilities aggregating €0.3 million or $0.3 million (translated at the June 30, 2015 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the June 30, 2015 exchange rate) with the bank to secure these borrowings. We are in compliance in all material respects with the covenants of our Irish bank facilities as of June 30, 2015.

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

The Convertible Notes bear interest at a rate of 5% per annum and mature on December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock, par value $0.01 per share (“Common Stock”), at a conversion price of $0.90 per share (the "Conversion Price"). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. We issued the Convertible Notes on October 31, 2013. The Purchasers included certain related parties of ours, including an affiliate of Dr. Phillip Frost ($500,000), a director of ours and a principal shareholder, Mark E. Andrews, III ($50,000), a director of ours and our Chairman, an affiliate of Richard J. Lampen ($50,000), a director of ours and our President and Chief Executive Officer, an affiliate of Glenn Halpryn ($200,000), a director of ours, Dennis Scholl ($100,000), a former director of ours, and Vector Group Ltd. ($200,000), a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Dr. Phillip Frost is a principal shareholder.

In November 2014, we entered into the 2014 Distribution Agreement with Barrington as sales agent, under which we may issue and sell over time and from time to time, to or through Barrington, shares (the "Shares") of our Common Stock having a gross sales price of up to $10.0 million. The 2014 Distribution Agreement replaced the prior equity distribution agreement entered into with Barrington in November 2013 (the “2013 Distribution Agreement” and, together with the 2014 Distribution Agreement, the “Distribution Agreement”), under which we could offer and sell Shares of our Common Stock having a gross sale price of up to $6.0 million.

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

During the three months ended June 30, 2015, we sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and offering expenses of $65,160. We used a portion of the proceeds to finance our investment in Copperhead Distillery Company and intend to use the remaining proceeds for general corporate purposes. As of August 6, 2015, approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of June 30, 2015, we had shareholders’ equity of $23.7 million as compared to $21.1 million at March 31, 2015. This increase is primarily due to the net issuance of $3.2 million of Common Stock under the 2014 Distribution Agreement, partially offset by our total comprehensive loss for the three months ended June 30, 2015.

We had working capital of $25.2 million at June 30, 2015 as compared to $25.7 million at March 31, 2015. This decrease is primarily due to a $1.1 million increase in cash and cash equivalents, partially offset by a $1.0 million decrease in inventory and a $1.0 million decrease in accounts receivable.

As of June 30, 2015, we had cash and cash equivalents of approximately $2.3 million, as compared to $1.2 million as of March 31, 2015. The increase is primarily attributable to the equity issued offset by the funding of our operations and working capital needs for the three months ended June 30, 2015 and debt repaid. At June 30, 2015, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

The following may materially affect our liquidity over the near-to-mid term:

•	continued cash losses from operations;
•	our ability to obtain additional debt or equity financing should it be required;
•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;
•	our ability to maintain and improve our relationships with our distributors and our routes to market;
•	our ability to procure raw materials at a favorable price to support our level of sales;
•	potential acquisitions of additional brands; and
•	expansion into new markets and within existing markets in the U.S. and internationally.

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

As of June 30, 2015, we had borrowed $7.6 million of the $12.0 million available under the Credit Facility, leaving $4.4 million in then potential availability for working capital needs. As of the date of this report, we had borrowed $6.0 million of the $12.0 million available under the Credit Facility (excluding the $7.0 million Purchased Inventory Sublimit), leaving $6.0 million in potential availability for working capital needs. We expect to draw down $3.0 million of the Purchased Inventory Sublimit in August 2015 to finance aged whiskey purchases. We believe our current cash and working capital, the availability under the Credit Facility and the additional funds that may be raised under the 2014 Distribution Agreement will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2016.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three months ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,786	$(5,217)
Investing activities	(623)	(82)
Financing activities	(48)	5,175
Subtotal	1,115	(124)
Effect of foreign currency translation	1	(0)

Net increase (decrease) in cash and cash equivalents	$1,116	$(124)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums or ginger beer, Pallini liqueurs, Tierras tequila, or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at June 30, 2015 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to reduce the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the three months ended June 30, 2015, net cash provided by operating activities was $1.8 million, consisting primarily of a $1.0 million decrease in inventory, a $1.0 million decrease in accounts receivable, a $0.1 million increase in accounts payable and accrued expense, stock based compensation expense of $0.2 million and depreciation and amortization expense of $0.2 million. These sources of cash were partially offset by a net loss of $0.9 million, a $0.1 million decrease in due to related parties and a $0.1 million increase in prepaid expenses.

During the three months ended June 30, 2014, net cash used in operating activities was $5.2 million, consisting primarily of a $5.2 million increase in inventory, a net loss of $1.2 million, a $1.1 million decrease in accounts payable and accrued expenses, a $0.3 million increase in prepaid expenses and $0.2 million in income tax expense, net. These uses of cash were partially offset by a $1.8 million decrease in accounts receivable, stock based compensation expense of $0.2 million and depreciation and amortization expense of $0.2 million.

Investing Activities. Net cash used in investing activities was $0.6 million for the three months ended June 30, 2015, representing a $0.5 million investment in Copperhead Distillery and $0.1 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.08 million for the three months ended June 30, 2014, representing $0.08 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash used in financing activities for the three months ended June 30, 2015 was $0.05 million, consisting of $2.5 million in net payments on the Credit Facility and $0.7 million paid on the Bourbon Term Loan, partially offset by $3.2 million in net proceeds from the issuance of Common Stock pursuant to the 2014 Distribution Agreement.

Net cash provided by financing activities for the three months ended June 30, 2014 was $5.2 million, consisting of $3.5 million in net proceeds from the Credit Facility, $1.2 million in net proceeds from the issuance of Common Stock pursuant to the 2013 Distribution Agreement, $0.6 million in proceeds from the exercise of warrants issued in connection with our 2011 private placement, $0.1 million in proceeds from the foreign revolving credit facilities and $0.1 million in proceeds from the exercise of stock options, partially offset by the $0.3 million paid on the Bourbon Term Loan.

Recent accounting standards issued and adopted.

We discuss recently issued and adopted accounting standards in the “Recent accounting pronouncements” section of Note 1 of the “Notes to Unaudited Condensed Consolidated Financial Statements” in the accompanying unaudited condensed consolidated financial statements.

Cautionary Note Regarding Forward Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2015, as amended, and as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the future, we may enter into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we do not currently have any such instruments in place. The following is additional information about the market risks we are exposed to and how we manage these risks:

Interest rate risk

Interest on our Credit Facility is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of June 30, 2015, we had $7,643,627 outstanding under the Credit Facility, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of June 30, 2015, we had €0 outstanding under our foreign revolving credit facilities, none of which is currently being hedged.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $7,643,627 of unhedged debt outstanding under our Credit Facility and our foreign revolving credit facilities at June 30, 2015 would have an impact of approximately $6,370 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended June 30, 2015, Euro denominated sales accounted for approximately 12.2% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended June 30, 2015, Euro denominated expenses accounted for approximately 6% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro would have had an impact of approximately $101,118 on our loss from operations for the three months ended June 30, 2015.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At June 30 and March 31, 2015, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was income of $47,002 for the three months ended June 30, 2015 and a loss of ($20,677) for the three months ended June 30, 2014. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro would have had an impact of approximately $5,000 for the three months ended June 30, 2015 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of June 30, 2015, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 E. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

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

August 10, 2015

