Form 10-Q
period 2015-09-30
Castle Brands Inc
filed 2015-11-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The Company had 160,034,464 shares of $.01 par value common stock outstanding at November 6, 2015.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2015	March 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,739,240	$1,191,603
Accounts receivable — net of allowance for doubtful accounts of $241,873 and $154,434 at September 30 and March 31, 2015, respectively	10,247,809	10,550,990
Due from shareholders and affiliates	1,467	138,750
Inventories— net of allowance for obsolete and slow moving inventory of $327,576 and $266,473 at September 30 and March 31, 2015, respectively	23,590,442	21,068,241
Deferred tax asset	53,000	37,000
Prepaid expenses and other current assets	1,291,021	1,492,806

Total Current Assets	36,922,979	34,479,390

Equipment — net	750,364	665,373

Intangible assets — net of accumulated amortization of $7,041,990 and $6,713,774 at September 30 and March 31, 2015, respectively	7,372,150	7,683,227
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	504,513	—
Restricted cash	341,568	329,471
Other assets	379,739	385,253

Total Assets	$46,767,539	$44,038,940

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$—	$34,141
Accounts payable	5,949,651	5,753,617
Accrued expenses	2,524,621	1,067,460
Due to shareholders and affiliates	1,471,918	1,963,883

Total Current Liabilities	9,946,190	8,819,101

Long-Term Liabilities
Credit facility (including $315,000 of related-party participation at September 30, 2015)	10,507,618	10,123,544
Bourbon term loan (including $179,063 of related-party participation at March 31, 2015)	—	744,900
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at September 30 and March 31, 2015)	1,675,000	1,675,000
Notes payable – GCP Note	216,869	211,580
Deferred tax liability	1,296,076	1,370,152

Total Liabilities	23,641,753	22,944,277

Commitments and Contingencies (Note 12)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30 and March 31, 2015	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at September 30 and March 31, 2015, 160,008,164 and 157,187,658 shares issued and outstanding at September 30 and March 31, 2015, respectively	1,600,082	1,571,877
Additional paid-in capital	166,087,811	162,626,893
Accumulated deficit	(145,496,644)	(143,361,711)
Accumulated other comprehensive loss	(2,211,724)	(2,285,925)

Total controlling shareholders’ equity	19,979,525	18,551,134

Noncontrolling interests	3,146,261	2,543,529

Total Equity	23,125,786	21,094,663

Total Liabilities and Equity	$46,767,539	$44,038,940

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Sales, net*	$18,536,509	$13,381,704	$35,049,588	$25,363,903
Cost of sales*	11,480,107	8,498,031	21,365,872	15,933,576

Gross profit	7,056,402	4,883,673	13,683,716	9,430,327

Selling expense	4,941,213	3,591,823	9,293,158	6,831,149
General and administrative expense	1,691,332	1,368,317	3,757,423	2,978,933
Depreciation and amortization	233,069	215,873	461,325	431,971

Income (loss) from operations	190,788	(292,340)	171,810	(811,726)

Other income (expense), net	600	64	(221)	17,006
Foreign exchange loss	(40,360)	(29,011)	(89,579)	(265,458)
Interest expense, net	(257,636)	(288,215)	(514,800)	(576,857)
Income from equity investment in non-consolidated affiliate	4,513	—	4,513	—

Loss before provision for income taxes	(102,095)	(609,502)	(428,277)	(1,637,035)
Income tax expense, net	(579,962)	(259,962)	(1,103,924)	(422,924)

Net loss	(682,057)	(869,464)	(1,532,201)	(2,059,959)
Net income attributable to noncontrolling interests	(329,214)	(211,049)	(602,732)	(516,385)

Net loss attributable to common shareholders	$(1,011,271)	$(1,080,513)	$(2,134,933)	$(2,576,344)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	159,774,811	155,189,679	158,661,309	154,562,875

* Sales, net and Cost of sales include excise taxes of $1,919,019 and $1,574,437 for the three months ended September 30, 2015 and 2014, respectively, and $3,687,999 and $3,058,951 for the six months ended September 30, 2015 and 2014, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Net loss	$(682,057)	$(869,464)	$(1,532,201)	$(2,059,959)
Other comprehensive income (loss):
Foreign currency translation adjustment	27,199	(188,105)	74,201	(208,782)

Total other comprehensive income (loss):	27,199	(188,105)	74,201	(208,782)

Comprehensive loss	$(654,858)	$(1,057,569)	$(1,458,000)	$(2,268,741)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2015	157,187,658	$1,571,877	$162,626,893	$(143,361,711)	$(2,285,925)	$2,543,529	$21,094,663

Net loss				(2,134,933)		602,732	(1,532,201)
Foreign currency translation adjustment					74,201		74,201
Issuance of common stock, net of issuance costs of $95,344	2,119,282	21,193	3,135,452				3,156,645
Exercise of common stock options	612,989	6,130	227,958				234,088
Common stock issued under 2013 incentive compensation plan	88,235	882	119,118				120,000
Subsidiary dividend paid to non-controlling interests			(600,000)				(600,000)
Stock-based compensation			578,390				578,390

BALANCE, SEPTEMBER 30, 2015	160,008,164	$1,600,082	$166,087,811	$(145,496,644)	$(2,211,724)	$3,146,261	$23,125,786

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,532,201)	$(2,059,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461,325	431,971
Provision for doubtful accounts	43,000	68,000
Amortization of deferred financing costs	92,181	87,718
Income tax expense, net	(90,076)	422,924
Net income from equity investment in non-consolidated affiliate	(4,513)	—
Effect of changes in foreign exchange	89,579	265,458
Stock-based compensation expense	698,390	400,264
Changes in operations, assets and liabilities:
Accounts receivable	264,416	2,318,343
Due from affiliates	137,283	(26,369)
Inventory	(2,562,691)	(7,262,393)
Prepaid expenses and supplies	202,982	(88,582)
Other assets	(86,667)	(204,372)
Accounts payable and accrued expenses	1,648,871	21,625
Accrued interest	5,289	5,289
Due to related parties	(491,966)	1,040,608

Total adjustments	407,403	(2,519,516)

NET CASH USED IN OPERATING ACTIVITIES	(1,124,798)	(4,579,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(202,260)	(214,960)
Acquisition of intangible assets	(17,138)	(27,500)
Investment in non-consolidated affiliate, at equity	(500,000)	—
Change in restricted cash	(159)	(556)

NET CASH USED IN INVESTING ACTIVITIES	(719,557)	(243,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility	384,074	4,954,027
Payments on Bourbon term loan	(744,900)	(429,650)
Payments on Junior loan	—	(1,250,000)
Net (payments on) proceeds from foreign revolving credit facility	(34,896)	115,079
Proceeds from issuance of common stock	3,251,989	1,231,241
Payments for costs of stock issuance	(95,344)	(64,198)
Subsidiary dividend paid to non-controlling interests	(600,000)	—
Proceeds from exercise of common stock warrants	—	598,715
Proceeds from exercise of common stock options	234,088	140,838

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,395,011	5,296,052

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(3,019)	(1,215)
NET INCREASE IN CASH AND CASH EQUIVALENTS	547,637	472,346
CASH AND CASH EQUIVALENTS — BEGINNING	1,191,603	908,501

CASH AND CASH EQUIVALENTS — ENDING	$1,739,240	$1,380,847

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Surrender of common stock in connection with exercise of common stock warrant	$—	$31,250
Conversion of 5% convertible note to common stock	$—	$250,000

Interest paid	$425,056	$485,685
Income taxes paid	$1,079,270	$35,000

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

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

C.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

D.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

E.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. There have been no impairments recorded during the six-month periods ended September 30, 2015 and 2014.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

H.	Income taxes — Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded by the Company.

The Company’s income tax expense for the three-month and six-month periods ended September 30, 2015 and 2014 principally consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the assets. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For the three months ended September 30, 2015 the Company recognized ($579,962) of income tax expense, net, of which ($633,000) was current period expense and $53,038 was deferred tax benefit. For the three months ended September 30, 2014, the Company recognized ($259,962) of income tax expense, net, of which ($30,000) was current period expense and ($229,962) was deferred tax expense, net. For the six months ended September 30, 2015 the Company recognized ($1,103,924) of income tax expense, net, of which ($1,194,000) was current period expense and $90,076 was deferred tax benefit. For the six months ended September 30, 2014, the Company recognized ($422,924) of income tax expense, net, of which ($50,000) was current period expense and ($372,924) was deferred tax expense, net. The Company allocated 40% of the net expense, or ($231,985) and ($103,985), to non-controlling interest for the three months ended September 30, 2015 and 2014, respectively, and ($441,570) and ($169,170), to non-controlling interest for the six months ended September 30, 2015 and 2014, respectively.

I.

Recent accounting pronouncements — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning April 1, 2016. In June, 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This update addresses presentation and subsequent measurement of debt issuance costs related to line-of credit arrangements. Commitment fees paid to the lender represent the benefit of being able to access capital over the contractual term, and therefore, are not in the scope of the new guidance and is appropriate to present such fees as an asset on the balance sheet, regardless of whether or not there are outstanding borrowings under the revolver. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the delay, the new standard is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible notes outstanding. In computing diluted net loss per share for the three and six months ended September 30, 2015 and 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Six months ended September 30,
	2015	2014
Stock options	13,877,699	13,044,024
Warrants to purchase common stock	120,000	120,000
5% Convertible notes	1,861,111	2,083,333

Total	15,858,810	15,247,357

NOTE 3 — INVENTORIES

	September 30,	March 31,
	2015	2015
Raw materials	$11,426,697	$9,250,893
Finished goods – net	12,163,745	11,817,348

Total	$23,590,442	$21,068,241

As of September 30 and March 31, 2015, 10% of raw materials and 4% of finished goods were located outside of the United States.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 4 — EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc.

For the three months ended September 30, 2015 and 2014, GCP had pretax net income on a stand-alone basis of $1,440,035 and $974,623, respectively. For the six months ended September 30, 2015 and 2014, GCP had pretax net income on a stand-alone basis of $2,684,831 and $1,737,964, respectively. The Company allocated 40% of this net income, or $576,014 and $305,336, to non-controlling interest for the three months ended September 30, 2015 and 2014, respectively, and $1,073,932 and $695,186, to non-controlling interest for the six months ended September 30, 2015 and 2014, respectively. Combined with the effects of income tax expense, net, allocated to noncontrolling interests as described in Note 1.1 Income Taxes, the cumulative balance allocated to noncontrolling interests in GCP was $3,146,259 and $2,543,529 at September 30 and March 31, 2015, respectively, as shown on the accompanying condensed consolidated balance sheets.

In September 2015, GCP declared and paid a $1,500,000 cash dividend to its shareholders. The Company recorded 60% of this dividend, or $900,000, as a return of capital and a reduction of its investment in GCP, and allocated 40% of this dividend, or $600,000, to noncontrolling interests and a reduction in the additional paid-in capital of GCP.

Investment in Copperhead Distillery Company

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment is part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment will be used for the construction of a new warehouse in Crestwood, Kentucky dedicated exclusively to the storage of Jefferson’s whiskies. The Company has accounted for this investment under the equity method of accounting. For the three and six-month periods ended September 30, 2015, the Company recognized $4,513 of income from this investment. The investment balance was $504,513 at September 30, 2015.

 NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of September 30 and March 31, 2015.

Intangible assets consist of the following:

	September 30, 2015	March 31, 2015
Definite life brands	$170,000	$170,000
Trademarks	631,693	631,693
Rights	8,271,555	8,271,555
Product development	178,460	161,321
Patents	994,000	994,000
Other	55,460	55,460

	10,301,168	10,284,029
Less: accumulated amortization	7,041,990	6,713,774

Net	3,259,178	3,570,255
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$7,372,150	$7,683,227

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

Accumulated amortization consists of the following:

	September 30, 2015	March 31, 2015
Definite life brands	$170,000	$170,000
Trademarks	313,677	295,956
Rights	5,789,137	5,513,162
Product development	25,389	24,002
Patents	743,787	710,654
Other	-	-

Accumulated amortization	$7,041,990	$6,713,774

NOTE 6 — RESTRICTED CASH

At September 30 and March 31, 2015, the Company had €303,800 or $341,568 (translated at the September 30, 2015 exchange rate) and €303,657 or $329,471 (translated at the March 31, 2015 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

NOTE 7 — NOTES PAYABLE

	September 30, 2015	March 31, 2015
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$34,141
Note payable – GCP note (B)	216,869	211,580
Credit facility (C)	10,507,618	10,123,544
Bourbon term loan (D)	—	744,900
5% Convertible notes (E)	1,675,000	1,675,000

Total	$12,399,487	$12,789,165

A.	The Company has arranged various facilities aggregating €303,800 or $341,568 (translated at the September 30, 2015 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €0 and €31,466 or $34,141 (translated at the March 31, 2015 exchange rate), at September 30 and March 31, 2015, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2015, $10,579 of accrued interest was converted to amounts due to affiliates. At September 30, 2015, $216,869, consisting of $211,580 of principal and $5,289 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2015, $211,580 of principal due on the GCP Note is included in long-term liabilities.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

C.

In August 2011, the Company and CB-USA entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $19.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (as amended, the “Amended Agreement”) with ACF FinCo I LP (“ACF”), as successor in interest to Keltic, in order to amend certain terms of the Credit Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modified certain aspects of the existing Credit Facility, including increasing the maximum amount of the Credit Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Credit Facility was extended from December 31, 2016 to July 31, 2019. The Credit Facility interest rate was reduced to the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of September 30, 2015, the Credit Facility interest rate was 6.00%. The monthly facility fee was reduced from 1.00% per annum of the maximum Credit Facility amount to 0.75%. In addition, the Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Amended Agreement also modifies certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

In connection with the amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement with (a) certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, (b) certain participants in the Bourbon Term Loan and (c) certain junior lenders to the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, an affiliate of Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, an affiliate of Glenn Halpryn, a director of the Company, Dennis Scholl, a former director of the Company, and Vector Group Ltd., a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer, Henry Beinstein, a director of the Company, is a director and Phillip Frost M.D. is a principal shareholder, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF, as successor-in-interest to Keltic; (ii) an Amended and Restated Term Note; and (iii) an Amended and Restated Revolving Credit Note.

In connection with the Amended Agreement, on September 22, 2014, ACF entered into an amendment to that certain Subordination Agreement, dated as of August 7, 2013 (as amended, the “Subordination Agreement”), by and among ACF, as successor-in-interest to Keltic, and certain junior lenders to the Company; neither the Company nor CB-USA is a party to the Subordination Agreement.

In August 2015, the Company and CB-USA entered into a First Amendment (the “Loan Agreement Amendment”) to the Amended Agreement. Among other changes, the Loan Agreement Amendment increased the amount of the Credit Facility from $12,000,000 to $19,000,000, including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of September 30, 2015, the interest rate applicable to the Purchased Inventory Sublimit was 7.50%. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. The Company paid ACF an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

In connection with the Loan Agreement Amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement with (a) certain officers of the Company and CB-USA, including John Glover, T. Kelley Spillane and Alfred J. Small and (b) certain junior lenders to the Company, including Frost Gamma Investments Trust, Mark E. Andrews, III, an affiliate of Richard J. Lampen, an affiliate of Glenn Halpryn, Dennis Scholl and Vector Group Ltd., which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF and (ii) an Amended and Restated Revolving Credit Note.

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

The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $19,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit. For the six months ended September 30, 2015 and 2014, the Company paid interest at 6.0% and 6.5%, respectively and paid interest at 7.5% on the Purchased Inventory Sublimit for the six months ended September 30, 2015. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Loan Agreement Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At September 30, 2015, the Company was in compliance, in all respects, with the covenants under the Amended Agreement.

In August 2015, the Company used $3,000,000 of the Purchased Inventory Sublimit to acquire aged bourbon inventory. Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000) and Alfred J. Small ($15,000) each acquired participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. At September 30 and March 31, 2015, $10,507,618 and $10,123,544, respectively, due on the Credit Facility was included in long-term liabilities.

D.	In March 2013, the Company and CB-USA entered into an inventory term loan of $2,496,000 (the “Bourbon Term Loan”) that was used to purchase bourbon inventory on March 11, 2013. In August 2013, the Bourbon Term Loan was amended to provide the Company with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2,500,000 to up to $4,000,000 to finance the purchase of aged whiskies following the identification of junior participants to purchase a portion of the increased Bourbon Term Loan amount. The Bourbon Term Loan interest rate was the rate that, when annualized, was the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2015, the Company paid interest of 7.5%. The balance on the Bourbon Term Loan included in notes payable totaled $744,900 at March 31, 2015. In May 2015, the Bourbon Term Loan was paid in full in accordance with its terms.

Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into a participation agreement (the “Participation Agreement”) providing for an initial aggregate amount of $750,000 of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of the Company purchased a portion of these junior participations in the Bourbon Term Loan, including Frost Gamma Investments Trust ($500,000), Mark E. Andrews, III ($50,000) and an affiliate of Richard J. Lampen ($50,000) (amounts shown are initial purchase amounts). Under the terms of the Participation Agreement, the junior participants received interest at the rate of 11% per annum. Neither the Company nor CB-USA was a party to the Participation Agreement. However, the Borrower was party to a fee letter with the junior participants (including the related party junior participants) pursuant to which the Borrower was obligated to pay the junior participants an aggregate commitment fee of $45,000 in three equal annual installments of $15,000.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

E.

In October 2013, the Company entered into a 5% Convertible Subordinated Note Purchase Agreement (the “Note Purchase Agreement”) with the purchasers party thereto, under which the Company issued an aggregate initial principal amount of $2,125,000 of unsecured subordinated notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 5% per annum, payable quarterly, until their maturity date of December 15, 2018. The Convertible Notes, and accrued but unpaid interest thereon, are convertible in whole or in part from time to time at the option of the holders thereof into shares of the Company’s common stock at a conversion price of $0.90 per share (the “Conversion Price”). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes.

The purchasers of the Convertible Notes included related parties of the Company, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000), an affiliate of Glenn Halpryn ($200,000), Dennis Scholl ($100,000), and Vector Group Ltd. ($200,000).

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

At each of September 30 and March 31, 2015, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities.

NOTE 8 — EQUITY

Equity distribution agreement - In November 2014, the Company entered into an Equity Distribution Agreement (the “2014 Distribution Agreement”) with Barrington Research Associates, Inc. (“Barrington”), as sales agent, under which the Company may issue and sell over time and from time to time, to or through Barrington, shares (the “Shares”) of its common stock having a gross sales price of up to $10,000,000.

Sales of the Shares pursuant to the 2014 Distribution Agreement, if any, may be effected by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE MKT LLC or any other existing trading market for the common stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with the prior consent of the Company, some of the Shares may be sold in privately negotiated transactions. Under the 2014 Distribution Agreement, Barrington is entitled to compensation of 2.0% of the gross proceeds from the sale of Shares sold through Barrington, as sales agent. Also, the Company reimburses Barrington for certain expenses incurred in connection with the matters contemplated by the 2014 Distribution Agreement, up to an aggregate of $50,000, plus up to an additional $7,500 per calendar quarter related to ongoing maintenance; provided, however, that such reimbursement amount shall not exceed 8% of the aggregate gross proceeds received by the Company under the 2014 Distribution Agreement.

In the six months ended September 30, 2015, the Company sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and issuance costs of $95,344. No Shares were sold in the three months ended September 30, 2015.

In November 2013, the Company entered into an Equity Distribution Agreement (the “2013 Distribution Agreement”) with Barrington, as sales agent, under which the Company could issue and sell over time and from time to time, to or through Barrington, Shares of its common stock having a gross sales price of up to $6,000,000.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – Continued

Subsidiary dividend - In September 2015, GCP declared and paid a $1,500,000 cash dividend to its shareholders. The Company allocated 40% of this dividend, or $600,000, to non-controlling interests.

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

NOTE 10 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30 and March 31, 2015, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 11 — STOCK-BASED COMPENSATION

In June 2015, the Company granted to employees, directors and certain consultants options to purchase an aggregate of 2,502,500 shares of the Company’s common stock at an exercise price of $1.67 per share under the Company’s 2013 Incentive Compensation Plan (the “Plan”). The options, which expire in June 2025, vest 25% on each of the first four anniversaries of the grant date. The Company has valued the options at $2,752,750 using the Black-Scholes option pricing model.

In September 2015, the Company issued 88,235 shares of fully vested common stock, or $120,000 at the then closing price on the grant date, as additional compensation to E. Malcolm Gosling, President and CEO of GCP.

Stock-based compensation expense for the three months ended September 30, 2015 and 2014 and for the six months ended September 30, 2015 and 2014 amounted to $458,450 and $208,808, respectively, and $698,390 and $400,264, respectively. At September 30, 2015, total unrecognized compensation cost amounted to $3,773,776, representing 5,638,467 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.78 years. There were 612,989 options exercised during the six months ended September 30, 2015 and 428,983 options exercised during the six months ended September 30, 2014. The Company did not recognize any related tax benefit for the three months ended September 30, 2015 and 2014 from option exercises, as the effects were de minimis.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2016, the Company has contracted to purchase approximately €833,673 or $924,910 (translated at the September 30, 2015 exchange rate) in bulk Irish whiskey, of which €225,865 or $253,945 (translated at the September 30, 2015 exchange rate), has been purchased as of September 30, 2015. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2016, the Company has contracted to purchase approximately €343,787 or $381,411 (translated at the September 30, 2015 exchange rate) in bulk Irish whiskey of which €130,554 or $146,785 (translated at the September 30, 2015 exchange rate), has been purchased as of September 30, 2015. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.

The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2015, the Company has contracted to purchase approximately $1,643,000 in newly distilled bourbon. The Company has not purchased any newly distilled bourbon whiskey under this contract as of September 20, 2015. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2016 and provides for monthly payments of $20,375. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,237 (translated at the September 30, 2015 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

D.	As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014 and August 2015.

E.	The Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 13 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies (“SWS”), accounted for approximately 31.7% and 26.2% of the Company’s revenues for the three months ended September 30, 2015 and 2014, respectively. Sales to SWS accounted for approximately 30.9% and 27.7% of the Company’s revenues for the six months ended September 30, 2015 and 2014, respectively, and approximately 35.5% of accounts receivable at September 30, 2015.

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

	Three Months ended September 30,
	2015		2014
Consolidated Sales, net:
International	$1,692,542	9.1%	$2,124,759	15.9%
United States	16,843,967	90.9%	11,256,945	84.1%

Total Consolidated Sales, net	$18,536,509	100.0%	$13,381,704	100.0%

Consolidated Income (Loss) from Operations:
International	$(17,990)	(9.4)%	$(28,466)	9.7%
United States	208,778	109.4%	(263,874)	90.3%

Total Consolidated Income (Loss) from Operations	$190,788	100.0%	$(292,340)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(10,420)	1.0%	$(80,566)	7.5%
United States	(1,000,851)	99.0%	(999,947)	92.5%

Total Consolidated Net Loss Attributable to Controlling Interests	$(1,011,271)	100.0%	$(1,080,513)	100.0%

Income tax expense, net:
United States	579,962	100.0%	259,962	100.0%

Consolidated Sales, net by category:
Whiskey	$5,442,195	29.4%	$3,139,233	23.5%
Rum	4,827,273	26.0%	4,286,319	32.0%
Liqueur	2,916,310	15.7%	2,476,026	18.5%
Vodka	606,317	3.3%	639,819	4.8%
Tequila	50,130	0.3%	41,885	0.3%
Related Non-Alcoholic Beverage Products	4,694,285	25.3%	2,798,422	20.9%

Total Consolidated Sales, net	$18,536,509	100.0%	$13,381,704	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	Six Months ended September 30,
	2015		2014
Consolidated Sales, net:
International	$3,797,964	10.8%	$3,479,777	13.7%
United States	31,251,624	89.2%	21,884,126	86.3%

Total Consolidated Sales, net	$35,049,588	100.0%	$25,363,903	100.0%

Consolidated Income (Loss) from Operations:
International	$37,033	21.6%	$(55,483)	6.8%
United States	134,767	78.4%	(756,243)	93.2%

Total Consolidated Income (Loss) from Operations	$171,810	100.0%	$(811,726)	100.0%

Consolidated Net Income (Loss) Attributable to Controlling Interests:
International	$54,456	(2.6)%	$(141,199)	5.5%
United States	(2,189,389)	102.6%	(2,435,145)	94.5%

Total Consolidated Net Loss Attributable to Controlling Interests	$(2,134,933)	100.0%	$(2,576,344)	100.0%

Income tax expense, net:
United States	(1,103,924)	100.0%	(422,924)	100.0%

Consolidated Sales, net by category:
Whiskey	$11,633,254	33.2%	$6,151,312	24.2%
Rum	9,390,780	26.8%	8,578,512	33.8%
Liqueur	4,740,824	13.5%	4,378,469	17.3%
Vodka	1,130,541	3.2%	1,160,402	4.6%
Tequila	124,036	0.4%	127,214	0.5%
Related Non-Alcoholic Beverage Products	8,030,153	22.9%	4,967,994	19.6%

Total Consolidated Sales, net	$35,049,588	100.0%	$25,363,903	100.0%

	As of September 30, 2015		As of March 31, 2015
Consolidated Assets:
International	$2,437,108	5.2%	2,052,583	4.7%
United States	44,330,431	94.8%	41,986,357	95.3%

Total Consolidated Assets	$46,767,539	100.0%	44,038,940	100.0%

NOTE 15 — SUBSEQUENT EVENTS

Pallini agreement extension and amendment - In October 2015, CB-USA entered into an extension and amendment agreement (“New Agreement”) with Pallini S.p.A. (f/k/a Pallini Internazionale S.r.l.) (“Pallini”), regarding the importation and distribution of certain Pallini brand products. The New Agreement amends that certain Agreement dated as of January 12, 2011 between Pallini and CB-USA (“Original Agreement”), as amended. The terms of the New Agreement are effective as of April 1, 2016.

The New Agreement expires on March 31, 2021, subject to successive five-year renewal periods unless either party delivers a notice of non-renewal six months prior to the end of the term. The Original Agreement had an expiration date of March 31, 2016. Under the New Agreement, if minimum shipment targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to CB-USA. The New Agreement also granted CB-USA the right to distribute the following additional products: Maraschino Pallini and Ferro China Baliva.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, Bulgaria, France, Finland, Norway, Sweden, Denmark, China and the Duty Free markets, and in a number of other countries. We market the following brands, among others:

·	Gosling’s rum®
·	Gosling’s Stormy Ginger Beer
·	Gosling’s Dark ‘n Stormy® ready-to-drink cocktail
·	Jefferson’s® bourbon
·	Jefferson’s Reserve®
·	Jefferson’s Ocean Aged at Sea®
·	Jefferson’s The Manhattan: Barrel Finished Cocktail
·	Jefferson’s Chef’s Collaboration
·	Jefferson’s Reserve Groth Cask Finish
·	Jefferson’s Presidential Select™
·	Jefferson’s Rye whiskey
·	Pallini® liqueurs
·	Clontarf® Irish whiskey
·	Knappogue Castle Whiskey®
·	Brady’s® Irish Cream
·	Boru® vodka
·	Tierras™ tequila
·	Celtic Honey® liqueur
·	Castello Mio® sambuca
·	Gozio® amaretto

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

·	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
·	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskies, sales of which have grown approximately 46% over the past two fiscal years;
·	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
·	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
·	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relationships, if any, would involve some combination of cash, debt and the issuance of our stock.

Recent developments

Pallini Agreement Extension and Amendment

In October 2015, we, through a wholly-owned subsidiary, entered into an extension and amendment agreement (“New Agreement”) with Pallini S.p.A. (f/k/a Pallini Internazionale S.r.l.) (“Pallini”), regarding the importation and distribution of certain Pallini brand products. The New Agreement amends the Agreement dated as of January 12, 2011 between Pallini and us (“Original Agreement”), as amended. The terms of the New Agreement are effective as of April 1, 2016.

The New Agreement expires on March 31, 2021, subject to successive five-year renewal periods unless either party delivers a notice of non-renewal six months prior to the end of the term. The Original Agreement had an expiration date of March 31, 2016. Under the New Agreement, if minimum shipment targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to us. The New Agreement also granted us the right to distribute the following additional products: Maraschino Pallini and Ferro China Baliva.

Credit Facility

In August 2015, we entered into a First Amendment (the “Loan Agreement Amendment”) to the Loan Agreement (as defined below in Liquidity and capital resources - Existing Financing). Among other changes, the Loan Agreement Amendment increased the amount of the Credit Facility (as defined below in Liquidity and capital resources - Existing Financing ) from $12.0 million to $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. Pursuant to the Loan Agreement Amendment, we and our subsidiary Castle Brands (USA) Corp. (“CB-USA”) may borrow up to the lesser of (x) $19.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces our bourbon term loan (the “Bourbon Term Loan”), which was paid in full in the normal course of business. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, we must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. We paid ACF FinCo I LP (“ACF”) an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

In connection with the Loan Agreement Amendment, we entered into the following ancillary agreements: (i) a Reaffirmation Agreement with (a) certain of our officers, including John Glover, our Chief Operating Officer, T. Kelley Spillane, our Senior Vice President - Global Sales, and Alfred J. Small, our Senior Vice President, Chief Financial Officer, Treasurer & Secretary and (b) certain junior lenders of ours, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director of ours and a principal shareholder of ours, Mark E. Andrews, III, a director of ours and our Chairman, an affiliate of Richard J. Lampen, a director of ours and our President and Chief Executive Officer, an affiliate of Glenn Halpryn, a director of ours, Dennis Scholl, a former director of ours, and Vector Group Ltd., a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Phillip Frost, M.D. is a principal shareholder, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, us and ACF and (ii) an Amended and Restated Revolving Credit Note.

ACF also required as a condition to entering into the Loan Agreement Amendment that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), and Alfred J. Small ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the Loan Agreement Amendment and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

35th America’s Cup Sponsorship

In July 2015, our majority owned subsidiary, Gosling-Castle Partners, Inc. (“GCP”), entered into an agreement to become the Official Rum and Official Ginger Beer of the 35th America’s Cup, one of the most famous regattas in the sport of sailing, as well as the oldest active trophy in international sport. As part of the agreement, Gosling’s will be a sponsor for two years of Louis Vuitton America’s Cup World Series events, building up to the final races to be staged in Bermuda in 2017. The Dark ‘n Stormy® will be introduced to America’s Cup fans during two years of international events. As an Official Partner of America’s Cup, all Gosling’s products will be available at official America’s Cup events and functions around the world.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2015, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2015, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.12432 (equivalent to U.S. $1.00 = €0.88943) and £1.00 = U.S. $1.51644 (equivalent to U.S. $1.00 = £0.65944).

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cases
United States	91,064	73,942	169,339	142,486
International	15,704	20,040	37,598	38,609

Total	106,768	93,982	206,937	181,095

Rum	46,951	43,745	92,676	84,658
Whiskey	21,561	14,803	47,398	31,526
Liqueur	26,457	22,944	45,297	42,384
Vodka	11,545	12,266	20,939	21,856
Tequila	254	210	627	657
Other Spirits	—	14	—	14

Total	106,768	93,982	206,937	181,095

Percentage of Cases
United States	85.3%	78.7%	81.8%	78.7%
International	14.7%	21.3%	18.2%	21.3%

Total	100.0%	100.0%	100.0%	100.0%

Rum	44.0%	46.5%	44.7%	46.7%
Whiskey	20.2%	15.8%	22.8%	17.4%
Liqueur	24.8%	24.4%	22.1%	23.4%
Vodka	10.8%	13.1%	10.1%	12.1%
Tequila	0.2%	0.2%	0.3%	0.4%
Other Spirits	0.0%	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

 The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Gosling’s Stormy Ginger Beer, for the periods presented:

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cases
United States	311,501	189,702	534,936	338,357
International	13,593	2,400	18,213	16,124

Total	325,094	192,102	553,149	354,481

Percentage of Cases
United States	95.8%	98.8%	96.7%	95.5%
International	4.2%	1.2%	3.3%	4.5%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.9%	63.5%	61.0%	62.8%

Gross profit	38.1%	36.5%	39.0%	37.2%

Selling expense	26.7%	26.8%	26.5%	26.9%
General and administrative expense	9.1%	10.2%	10.7%	11.7%
Depreciation and amortization	1.3%	1.6%	1.3%	1.7%

Income (loss) from operations	1.0%	(2.2)%	0.5%	(3.2)%

Other income (expense), net	0.0%	0.0%	0.1%	0.1%
Foreign exchange loss	(0.2)%	(0.2)%	(0.3)%	(1.0)%
Interest expense, net	(1.4)%	(2.2)%	(1.5)%	(2.3)%
Income from equity investment in non-consolidated affiliate	0.0%	0.0%	0.0%	0.0%

Loss before provision for income taxes	(0.6)%	(4.6)%	(1.2)%	(6.5)%
Income tax expense, net	(3.1)%	(1.9)%	(3.1)%	(1.7)%

Net loss	(3.7)%	(6.5)%	(4.4)%	(8.1)%
Net income attributable to noncontrolling interests	(1.8)%	(1.6)%	(1.7)%	(2.0)%
Net loss attributable to common shareholders	(5.5)%	(8.1)%	(6.1)%	(10.2)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss attributable to common shareholders	$(1,011,271)	$(1,080,513)	$(2,134,933)	$(2,576,344)
Adjustments:
Interest expense, net	257,636	288,215	514,800	576,857
Income tax expense, net	579,962	259,962	1,103,924	422,924
Depreciation and amortization	233,069	215,873	461,325	431,971
EBITDA income (loss)	59,396	(316,463)	(54,884)	(1,144,592)
Allowance for doubtful accounts	9,000	9,000	43,000	68,000
Allowance for obsolete inventory	—	—	100,000	—
Stock-based compensation expense	458,450	208,808	698,390	400,264
Other (income) expense, net	(600)	(64)	221	(17,006)
Income from equity investments in non-consolidated affiliate	(4,513)	—	(4,513)	—
Foreign exchange loss	40,360	29,011	89,579	265,458
Net income attributable to noncontrolling interests	329,214	211,049	602,732	516,385
EBITDA, as adjusted	891,307	141,341	1,474,525	88,509

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, other (income) expense, net, income from equity investment in non-consolidated affiliate, foreign exchange loss and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange, or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved to $0.9 million for the three months ended September 30, 2015, as compared to $0.1 million for the comparable prior-year period, primarily as a result of increased sales and gross profit. Our EBITDA, as adjusted, improved to $1.5 million for the six months ended September 30, 2015, as compared to $0.1 million for the comparable prior-year period, primarily as a result of increased sales and gross profit.

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Net sales. Net sales increased 38.5% to $18.5 million for the three months ended September 30, 2015, as compared to $13.4 million for the comparable prior-year period, due to the overall growth of our Jefferson’s portfolio and our Gosling’s rum and Gosling’s Stormy Ginger Beer. Our international spirits case sales as a percentage of total spirits case sales decreased to 14.7% for the three months ended September 30, 2015 as compared to 21.3% for the comparable prior-year period, primarily due to the timing of shipments of rum to our international wholesaler. Our overall spirits sales volume for the three months ended September 30, 2015 was positively impacted by increases in sales of our Jefferson’s, Jefferson’s Reserve and Jefferson’s Ocean Aged at Sea bourbons. Also, for the three months ended September 30, 2015, sales of our Gosling’s Stormy Ginger Beer increased by 132,999 cases, or 69.2%, overall, including a 121,757 case increase, or 64.2%, in U.S. case sales as compared to the comparable prior-year period. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	3,206	6,735	7.3%	21.0%
Whiskey	6,758	7,527	45.7%	90.9%
Liqueur	3,513	3,878	15.3%	17.4%
Vodka	(722)	(1,048)	(5.9)%	(9.4)%
Tequila	44	44	20.9%	20.9%
Other spirits	(14)	(14)	(100.0)%	(100.0)%

Total	12,785	17,122	13.6%	23.2%

The following table presents the increase in case sales of related non-alcoholic beverage products for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	132,992	121,750	69.2%	64.2%

Gross profit. Gross profit increased 44.5% to $7.1 million for the three months ended September 30, 2015 from $4.9 million for the comparable prior-year period, and our gross margin increased to 38.1% for the three months ended September 30, 2015 as compared to 36.5% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales volume and revenue in the current period, while the gross margin increased due to increased sales of our more profitable brands, in particular the Jefferson’s bourbons.

Selling expense. Selling expense increased 37.6% to $4.9 million for the three months ended September 30, 2015 from $3.6 million for the comparable prior-year period, primarily due to a $0.9 million increase in advertising, marketing and promotion expense related to increased sales volume and the timing of certain sales and marketing programs, including the 35th America’s Cup sponsorship, and a $0.4 million increase in employee costs. The increase in sales resulted in selling expense as a percentage of net sales remaining consistent at 26.7% for the three months ended September 30, 2015 as compared to 26.8% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 23.6% to $1.7 million for the three months ended September 30, 2015 from $1.4 million for the comparable prior-year period, primarily due to a $0.1 million increase in each of professional fees, employee expense and stock-based compensation expense. The increase in sales resulted in general and administrative expense as a percentage of net sales decreasing to 9.1% for the three months ended September 30, 2015 as compared to 10.2% for the comparable prior-year period. As a result of our becoming an accelerated filer, we expect general and administrative expense to increase in the near term due to the costs and fees associated with the additional regulatory requirements.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended September 30, 2015 and 2014.

Income (loss) from operations. As a result of the foregoing, results from operations improved to income of $0.2 million for the three months ended September 30, 2015 from a loss of ($0.3) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, GCP, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.6) million for the three months ended September 30, 2015 as compared to net expense of ($0.3) million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the three months ended September 30, 2015 was ($0.04) million as compared to a loss of ($0.03) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.3) million for each of the three-month periods ended September 30, 2015 and 2014 due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to comparable prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.3 million for the three months ended September 30, 2015 as compared to $0.2 million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($1.0) million for the three months ended September 30, 2015 as compared to a loss of ($1.1) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for each of the three-month periods ended September 30, 2015 and 2014. Net loss per common share, basic and diluted, as reported in the current period benefited from an increase in the weighted-average shares outstanding in the three months ended September 30, 2015 as compared to the comparable prior-year period.

Six months ended September 30, 2015 compared with six months ended September 30, 2014

Net sales. Net sales increased 38.2% to $35.0 million for the six months ended September 30, 2015, as compared to $25.4 million for the comparable prior-year period, due to the overall growth of our Jefferson’s portfolio and our Gosling’s rum and Gosling’s Stormy Ginger Beer. Our international spirits case sales as a percentage of total spirits case sales decreased to 18.2% for the six months ended September 30, 2015 as compared to 21.3% for the comparable prior-year period, primarily due to the timing of shipments of rum to our international wholesaler. Our overall spirits sales volume for the six months ended September 30, 2015 was positively impacted by increases in sales of our Jefferson’s, Jefferson’s Reserve and Jefferson’s Ocean Aged at Sea bourbons. Also, for the six months ended September 30, 2015, sales of our Gosling’s Stormy Ginger Beer increased by 199,039 cases, or 56.2%, overall, including a 196,950 case increase, or 58.3%, in U.S. case sales as compared to the comparable prior-year period. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the six months ended September 30, 2015 as compared to the six months ended September 30, 2014:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	8,018	7,435	9.5%	11.7%
Whiskey	15,872	16,645	50.3%	97.1%
Liqueur	2,913	4,051	6.9%	9.9%
Vodka	(918)	(1,235)	(4.2)%	(6.1)%
Tequila	(30)	(30)	(4.6)%	(4.6)%
Other spirits	(14)	(14)	(100.0)%	(100.0)%

Total	25,841	26,852	14.3%	18.8%

The following table presents the increase in case sales of related non-alcoholic beverage products for the six months ended September 30, 2015 as compared to the six months ended September 30, 2014:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	198,668	196,579	56.0%	58.1%

Gross profit. Gross profit increased 45.1% to $13.7 million for the six months ended September 30, 2015 from $9.4 million for the comparable prior-year period, and our gross margin increased to 39.0% for the six months ended September 30, 2015 compared to 37.2% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales volume and revenue in the current period, while the increase in gross margin was due to increased sales of our more profitable brands, in particular the Jefferson’s bourbons, partially offset by the increased sales of our lower margin Gosling’s Stormy Ginger Beer. During the six months ended September 30, 2015, we recorded a net allowance for obsolete and slow moving inventory of $0.1 million, as compared to $0 for the comparable prior-year period. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charges have been recorded as an increase to cost of sales in the current period. Net of the allowance for obsolete inventory, our gross margin for the six months ended September 30, 2015 was 39.3% as compared to 37.2% for the comparable prior-year period.

Selling expense. Selling expense increased 36.0% to $9.3 million for the six months ended September 30, 2015 from $6.8 million for the comparable prior-year period, primarily due to a $1.4 million increase in advertising, marketing and promotion expense related to increased sales volume and the timing of certain sales and marketing programs, including the 35th America’s Cup sponsorship, a $0.9 million increase in employee costs and a $0.2 million increase in shipping costs. The increase in sales resulted in selling expense as a percentage of net sales remaining consistent at 26.5% for the six months ended September 30, 2015 as compared to 26.9% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 26.1% to $3.8 million for the six months ended September 30, 2015 from $3.0 million for the comparable prior-year period, primarily due to a $0.2 million increase in each of professional fees, employee expense and stock-based compensation expense. The increase in sales resulted in general and administrative expense as a percentage of net sales decreasing to 10.7% for the six months ended September 30, 2015 as compared to 11.7% for the comparable prior-year period. As a result of our becoming an accelerated filer, we expect general and administrative expense to increase in the near term due to the costs and fees associated with the additional regulatory requirements.

Depreciation and amortization. Depreciation and amortization was $0.5 million for the six months ended September 30, 2015 as compared to $0.4 million for the comparable prior-year period.

Income (loss) from operations. As a result of the foregoing, results from operations improved to income of $0.2 million for the six months ended September 30, 2015 as compared to a loss of ($0.8) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, GCP, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($1.1) million for the six months ended September 30, 2015 as compared to net expense of ($0.4) million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the six months ended September 30, 2015 was ($0.1) million as compared to a loss of ($0.3) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.5) million for the six months ended September 30, 2015 as compared to ($0.6) million for the comparable prior-year period due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to comparable prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.6 million for the six months ended September 30, 2015 as compared to $0.5 million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($2.1) million for the six months ended September 30, 2015 as compared to ($2.6) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the six months ended September 30, 2015 as compared to ($0.02) per share for the comparable prior-year period. Net loss per common share, basic and diluted, as reported in the current period benefited from an increase in the weighted-average shares outstanding in the six months ended September 30, 2015 as compared to the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated cumulative positive cash flows from operations. For the six months ended September 30, 2015, we had a net loss of $1.5 million, while cash used in operating activities was $1.1 million. As of September 30, 2015, we had cash and cash equivalents of $1.7 million and had an accumulated deficit of $145.5 million.

We believe our current cash and working capital, the availability under the Credit Facility (as defined below) and additional funds that may be raised in an at-the-market offering under our 2014 equity distribution agreement (the “2014 Distribution Agreement”) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least September 2016.

Existing Financing

In August 2011, we and our wholly-owned subsidiary CB-USA entered into a loan agreement, which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskies in support of the growth of our Jefferson’s bourbons.

In September 2014, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), pursuant to which the Credit Facility was amended to modify certain aspects, including increasing the maximum amount of the Credit Facility from $8.0 million to $12.0 million and increasing the inventory sub-limit from $4.0 million to $6.0 million. In addition, the term of the Credit Facility was extended from December 31, 2016 to July 31, 2019 (the “Maturity Date”). The monthly facility fee was reduced from 1.00% per annum of the maximum Credit Facility amount to 0.75%. The Loan Agreement also modified certain aspects of the EBITDA covenant that was contained in the previously existing loan and security agreement, dated as of August 19, 2011, as amended. We paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Loan Agreement.

As described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent developments, in August 2015, we and CB-USA entered into the Loan Agreement Amendment which, among other changes, increased the amount of the Credit Facility from $12.0 million to $19.0 million, including the Purchased Inventory Sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory, subject to certain conditions set forth in the Loan Agreement. In August 2015, we used $3.0 million of the Purchased Inventory Sublimit to acquire aged bourbon inventory.

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 6.0% and the Purchased Inventory Sublimit currently bears interest at 7.50%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets.

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2015, we were in compliance with the covenants under the Loan Agreement.

In December 2009, GCP, a 60% owned subsidiary, issued a promissory note in the aggregate principal amount of $0.2 million to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity.

We have arranged various credit facilities aggregating €0.3 million or $0.3 million (translated at the September 30, 2015 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the September 30, 2015 exchange rate) with the bank to secure these borrowings. We are in compliance in all material respects with the covenants of our Irish bank facilities as of September 30, 2015.

In October 2013, we issued an aggregate principal amount of $2.1 million unsecured 5% convertible subordinated notes (the “Convertible Notes”). We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson’s bourbon brand.

The Convertible Notes bear interest at a rate of 5% per annum and mature on December 15, 2018. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock, par value $0.01 per share (“Common Stock”), at a conversion price of $0.90 per share (the “Conversion Price”). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. The Convertible Note purchasers included certain related parties of ours, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000), an affiliate of Glenn Halpryn ($200,000), Dennis Scholl ($100,000) and Vector Group Ltd. ($200,000).

In November 2014, we entered into the 2014 Distribution Agreement with Barrington Research Associates, Inc. (“Barrington”) as sales agent, under which we may issue and sell over time and from time to time, to or through Barrington, shares (the “Shares”) of our Common Stock having a gross sales price of up to $10.0 million. The 2014 Distribution Agreement replaced the prior equity distribution agreement entered into with Barrington in November 2013, under which we could offer and sell Shares of our Common Stock having a gross sale price of up to $6.0 million.

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

During the six months ended September 30, 2015, we sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and offering expenses of $95,344. We used a portion of the proceeds to finance our investment in Copperhead Distillery Company and intend to use the remaining proceeds for general corporate purposes. As of November 6, 2015, approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of September 30, 2015, we had shareholders’ equity of $23.1 million as compared to $21.1 million at March 31, 2015. This increase is primarily due to the net issuance of $3.2 million of Common Stock under the 2014 Distribution Agreement, partially offset by the $0.6 million subsidiary dividend paid to noncontrolling interests and our total comprehensive loss for the six months ended September 30, 2015.

We had working capital of $27.0 million at September 30, 2015 as compared to $25.7 million at March 31, 2015. This increase is primarily due to a $2.5 million increase in inventory and a $0.5 million increase in cash and cash equivalents, partially offset by a net $1.1 million increase in accounts payable, accrued expenses and due to share holders and affiliates and a $0.3 million decrease in accounts receivable.

As of September 30, 2015, we had cash and cash equivalents of approximately $1.7 million, as compared to $1.2 million as of March 31, 2015. The increase is primarily attributable to the equity issued and debt raised, offset by the funding of our operations and working capital needs for the six months ended September 30, 2015. At September 30, 2015, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We are also seeking additional brands and agency relationships to leverage our existing distribution platform. We intend to finance any such brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We continue to look to control expenses, seek improvements in routes to market and contain production costs to improve cash flows.

As of September 30, 2015, we had borrowed $10.5 million of the $19.0 million available under the Credit Facility, including $3.0 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $4.5 million in potential availability for working capital needs under the Credit Facility and $4.0 million available for aged whiskey inventory purchases. As of the date of this report, we had borrowed $10.0 million of the $19.0 million available under the Credit Facility, including $3.0 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $5.0 million in potential availability for working capital needs under the Credit Facility and $4.0 million available for aged whiskey inventory purchases. We believe our current cash and working capital, the availability under the Credit Facility and the additional funds that may be raised under the 2014 Distribution Agreement will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least September 2016.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Six months ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,125)	$(4,579)
Investing activities	(719)	(243)
Financing activities	2,395	5,296
Subtotal	551	474
Effect of foreign currency translation	(3)	(1)

Net increase in cash and cash equivalents	$548	$473

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums or ginger beer, Pallini liqueurs, Tierras tequila, or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at September 30, 2015 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the six months ended September 30, 2015, net cash used in operating activities was $1.1 million, consisting primarily of a net loss of $1.5 million, a $2.6 million increase in inventory and a $0.5 million decrease in due to related parties. These uses of cash were partially offset by a $1.7 million increase in accounts payable and accrued expense,  a $0.2 million decrease in accounts receivable, a $0.1 million increase in due from affiliates, stock based compensation expense of $0.7 million and depreciation and amortization expense of $0.5 million.

During the six months ended September 30, 2014, net cash used in operating activities was $4.6 million, consisting primarily of a $7.3 million increase in inventory, a net loss of $2.1 million, a $0.2 million increase in other assets and a $0.1 million increase in prepaid expenses. These uses of cash were partially offset by a $2.3 million decrease in accounts receivable, stock based compensation expense of $0.4 million, and depreciation and amortization expense of $0.4 million and $0.4 million in income tax expense, net.

Investing Activities. Net cash used in investing activities was $0.7 million for the six months ended September 30, 2015, representing a $0.5 million investment in Copperhead Distillery and $0.2 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.2 million for the six months ended September 30, 2014, representing $0.2 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the six months ended September 30, 2015 was $2.4 million, consisting of $3.2 million in net proceeds from the issuance of Common Stock pursuant to the at-the-market offering, $0.4 million in net proceeds from the Credit Facility and $0.2 million from the exercise of Common Stock options, partially offset by $0.7 million paid on the Bourbon Term Loan and $0.6 million in dividends paid to non-controlling interests of GCP.

Net cash provided by financing activities for the six months ended September 30, 2014 was $5.3 million, consisting of $5.0 million in net proceeds from the Credit Facility, $1.2 million in net proceeds from the issuance of Common Stock pursuant to the distribution agreements with Barrington, $0.6 million in proceeds from the exercise of the Common Stock warrants issued in our 2011 private placement, $0.1 million in proceeds from the foreign revolving credit facilities and $0.1 million in proceeds from the exercise of stock options, partially offset by the $1.25 million paid on August 2013 11% junior loan and the $0.4 million paid on the Bourbon Term Loan.

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of September 30, 2015, we had $10,507,618 outstanding under the Credit Facility, including $3,000,000 under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of September 30, 2015, we had €0 outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $10,507,618 of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at September 30, 2015 would have an impact of approximately $23,828 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended September 30, 2015, Euro denominated sales accounted for approximately 9.1% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended September 30, 2015, Euro denominated expenses accounted for approximately 6.5% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $120,818 on our loss from operations for the three months ended September 30, 2015.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At September 30 and March 31, 2015, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was income of $27,199 for the three months ended September 30, 2015 and a loss of ($188,105) for the three months ended September 30, 2014. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $200,000 for the three months ended September 30, 2015 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of September 30, 2015, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 E. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit
Number	Description

4.1	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 7, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 10, 2015).

4.2	Amended and Restated Revolving Credit Note, dated as of August 7, 2015, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on August 10, 2015).

4.3	Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 17, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 18, 2015).

10.1	Reaffirmation Agreement, dated as of August 7, 2015, by and among the Company, Castle Brands (USA) Corp., the officers signatory thereto and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 10, 2015).

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

November 6, 2015