Form 10-Q
period 2015-12-31
Castle Brands Inc
filed 2016-02-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The Company had 160,034,464 shares of $.01 par value common stock outstanding at February 8, 2016.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,896,197	$1,191,603
Accounts receivable — net of allowance for doubtful accounts of $221,687 and $154,434 at December 31 and March 31, 2015, respectively	8,797,763	10,550,990
Due from shareholders and affiliates	—	138,750
Inventories— net of allowance for obsolete and slow moving inventory of $235,545 and $266,473 at December 31 and March 31, 2015, respectively	26,979,695	21,068,241
Deferred tax asset	18,000	37,000
Prepaid expenses and other current assets	1,675,853	1,492,806

Total Current Assets	39,367,508	34,479,390

Equipment — net	782,107	665,373

Intangible assets — net of accumulated amortization of $7,207,304 and $6,713,774 at December 31 and March 31, 2015, respectively	7,213,582	7,683,227
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	509,013	—
Restricted cash	331,963	329,471
Other assets	333,889	385,253

Total Assets	$49,034,288	$44,038,940

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$—	$34,141
Accounts payable	8,260,560	5,753,617
Accrued expenses	3,074,941	1,067,460
Due to shareholders and affiliates	2,082,177	1,963,883

Total Current Liabilities	13,417,678	8,819,101

Long-Term Liabilities
Credit facility (including $298,305 of related-party participation at December 31, 2015 and none at March 31, 2015)	9,645,027	10,123,544
Bourbon term loan (including $179,063 of related-party participation at March 31, 2015)	—	744,900
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at December 31 and March 31, 2015)	1,675,000	1,675,000
Notes payable – GCP Note	219,514	211,580
Deferred tax liability	1,259,038	1,370,152

Total Liabilities	26,216,257	22,944,277

Commitments and Contingencies (Note 12)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31 and March 31, 2015	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at December 31 and March 31, 2015, 160,034,464 and 157,187,658 shares issued and outstanding at December 31 and March 31, 2015, respectively	1,600,345	1,571,877
Additional paid-in capital	166,434,576	162,626,893
Accumulated deficit	(146,304,347)	(143,361,711)
Accumulated other comprehensive loss	(2,270,596)	(2,285,925)

Total controlling shareholders’ equity	19,459,978	18,551,134

Noncontrolling interests	3,358,053	2,543,529

Total Equity	22,818,031	21,094,663

Total Liabilities and Equity	$49,034,288	$44,038,940

See accompanying notes to the unaudited consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Sales, net*	$17,207,372	$15,936,514	$52,256,960	$41,300,417
Cost of sales*	10,505,277	9,941,654	31,871,149	25,875,230

Gross profit	6,702,095	5,994,860	20,385,811	15,425,187

Selling expense	4,618,614	4,034,964	13,911,772	10,866,113
General and administrative expense	1,751,369	1,565,380	5,508,792	4,544,313
Depreciation and amortization	235,250	237,652	696,575	669,623

Income (loss) from operations	96,862	156,864	268,672	(654,862)

Other (expense) income, net	—	(208)	(221)	16,798
Foreign exchange (loss) gain	(41,634)	57,879	(131,213)	(207,579)
Interest expense, net	(271,677)	(267,459)	(786,477)	(844,316)
Income from equity investment in non-consolidated affiliate	4,500	—	9,013	—

Loss before provision for income taxes	(211,949)	(52,924)	(640,226)	(1,689,959)
Income tax expense, net	(383,962)	(258,962)	(1,487,886)	(681,886)

Net loss	(595,911)	(311,886)	(2,128,112)	(2,371,845)
Net income attributable to noncontrolling interests	(211,792)	(279,110)	(814,524)	(795,495)

Net loss attributable to common shareholders	$(807,703)	$(590,996)	$(2,942,636)	$(3,167,340)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	160,031,891	155,838,146	159,119,831	154,989,569

* Sales, net and Cost of sales include excise taxes of $1,542,619 and $1,677,886 for the three months ended December 31, 2015 and 2014, respectively, and $5,230,618 and $4,736,838 for the nine months ended December 31, 2015 and 2014, respectively.

See accompanying notes to the unaudited consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Net loss	$(595,911)	$(311,886)	$(2,128,112)	$(2,371,845)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(58,872)	(102,589)	15,329	(311,371)

Total other comprehensive (loss) income:	(58,872)	(102,589)	15,329	(311,371)

Comprehensive loss	$(654,783)	$(414,475)	$(2,112,783)	$(2,683,216)

See accompanying notes to the unaudited consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2015	157,187,658	$1,571,877	$162,626,893	$(143,361,711)	$(2,285,925)	$2,543,529	$21,094,663

Net loss				(2,942,636)		814,524	(2,128,112)
Foreign currency translation adjustment					15,329		15,329
Issuance of common stock, net of issuance costs of $95,344	2,119,282	21,193	3,135,452				3,156,645
Exercise of common stock options	639,289	6,393	236,701				243,094
Common stock issued under 2013 incentive compensation plan	88,235	882	119,118				120,000
Subsidiary dividend paid to non-controlling interests			(600,000)				(600,000)
Stock-based compensation			916,412				916,412

BALANCE, DECEMBER 31, 2015	160,034,464	$1,600,345	$166,434,576	$(146,304,347)	$(2,270,596)	$3,358,053	$22,818,031

See accompanying notes to the unaudited consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,128,112)	$(2,371,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	696,575	669,623
Provision for doubtful accounts	52,000	(54,333)
Amortization of deferred financing costs	138,031	114,661
Deferred income tax expense, net	(92,114)	362,216
Net income from equity investment in non-consolidated affiliate	(9,013)	—
Effect of changes in foreign currency translation	131,213	207,579
Stock-based compensation expense	1,036,412	606,817
Changes in operations, assets and liabilities:
Accounts receivable	1,702,199	(138,383)
Due from affiliates	138,750	(23,462)
Inventory	(6,040,728)	(7,755,008)
Prepaid expenses and supplies	(183,176)	296,694
Other assets	(86,667)	(243,890)
Accounts payable and accrued expenses	4,514,429	304,061
Accrued interest	7,934	7,934
Due to related parties	118,294	420,394

Total adjustments	2,124,139	(5,225,097)

NET CASH USED IN OPERATING ACTIVITIES	(3,973)	(7,596,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(299,594)	(254,296)
Acquisition of intangible assets	(23,885)	(123,245)
Investment in non-consolidated affiliate, at equity	(500,000)	—
Change in restricted cash	(208)	(812)

NET CASH USED IN INVESTING ACTIVITIES	(823,687)	(378,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from credit facility	(478,517)	7,503,066
Payments on Bourbon term loan	(744,900)	(875,550)
Payments on Junior loan	—	(1,250,000)
Net (payments on) proceeds from foreign revolving credit facility	(34,757)	(19,329)
Proceeds from issuance of common stock	3,251,989	1,916,399
Payments for costs of stock issuance	(95,344)	(158,189)
Subsidiary dividend paid to non-controlling interests	(600,000)	—
Proceeds from exercise of common stock warrants	—	598,715
Proceeds from exercise of common stock options	243,094	215,694

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,541,565	7,930,806

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(9,311)	(9,781)
NET INCREASE IN CASH AND CASH EQUIVALENTS	704,594	(54,270)
CASH AND CASH EQUIVALENTS — BEGINNING	1,191,603	908,501

CASH AND CASH EQUIVALENTS — ENDING	$1,896,197	$854,231

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Surrender of common stock in connection with exercise of common stock warrant	$—	$31,250
Conversion of 5% convertible note to common stock	$—	$451,417

Interest paid	$652,262	$707,148
Income taxes paid	$1,079,387	$176,523

See accompanying notes to the unaudited consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The consolidated balance sheet as of March 31, 2015 is derived from the March 31, 2015 audited financial statements. These unaudited consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2015 included in the Company’s annual report on Form 10-K for the year ended March 31, 2015, as amended (“2015 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2015 Form 10-K for additional disclosures and a description of accounting policies.

A.	Basis of presentation — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

C.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

D.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

E.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. There have been no impairments recorded during the nine-month periods ended December 31, 2015 and 2014.

F.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

G.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

H.	Income taxes — Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded by the Company.

The Company’s income tax expense for the three-month and nine-month periods ended December 31, 2015 and 2014 principally consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the assets. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For the three months ended December 31, 2015 the Company recognized ($383,962) of income tax expense, net, of which ($386,000) was current period expense and $2,038 was deferred tax benefit. For the three months ended December 31, 2014, the Company recognized ($258,962) of income tax expense, net, of which ($30,000) was current period expense and ($228,962) was deferred tax expense, net. For the nine months ended December 31, 2015 the Company recognized ($1,487,886) of income tax expense, net, of which ($1,580,000) was current period expense and $92,114 was deferred tax benefit. For the nine months ended December 31, 2014, the Company recognized ($681,886) of income tax expense, net, of which ($80,000) was current period expense and ($601,886) was deferred tax expense, net. The Company allocated 40% of the net expense, or ($153,583) and ($103,585), to non-controlling interest for the three months ended December 31, 2015 and 2014, respectively, and ($595,154) and ($272,754), to non-controlling interest for the nine months ended December 31, 2015 and 2014, respectively.

I.

Recent accounting pronouncements — In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17—Balance Sheet Classification of Deferred Taxes. As part of the FASB's accounting simplification initiative, ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for entities for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented. Early adoption is permitted, and the Company plans to adopt this guidance beginning with its upcoming Annual Report on Form 10-K for the fiscal year ending March 31, 2016. The Company does not expect this new accounting guidance will have a significant impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments, which requires adjustments to provisional amounts initially recorded in a business combination that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires the disclosure of the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the Company beginning April 1, 2016. The Company will apply the guidance prospectively for all business combinations that occur subsequent to the adoption date.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after April 1, 2017, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the delay, the new standard is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition but does not expect this new accounting guidance will have a significant impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible notes outstanding. In computing diluted net loss per share for the three and nine months ended December 31, 2015 and 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per common share are as follows:

	Nine months ended December 31,
	2015	2014
Stock options	13,831,399	12,750,713
Warrants to purchase common stock	—	120,000
5% Convertible notes	1,861,111	1,861,111

Total	15,692,510	14,731,824

NOTE 3 — INVENTORIES

	December 31,	March 31,
	2015	2015
Raw materials	$13,435,511	$9,250,893
Finished goods – net	13,544,184	11,817,348

Total	$26,979,695	$21,068,241

As of December 31 and March 31, 2015, 8% and 10% of raw materials, respectively, and 7% and 4% of finished goods, respectively, were located outside of the United States.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — INVESTMENTS

Investment in Gosling-Castle Partners Inc., consolidated

For the three months ended December 31, 2015 and 2014, GCP had pretax net income on a stand-alone basis of $950,481 and $963,774, respectively. For the nine months ended December 31, 2015 and 2014, GCP had pretax net income on a stand-alone basis of $3,635,312 and $2,701,738, respectively. The Company allocated 40% of this net income, or $380,193 and $385,510, to non-controlling interest for the three months ended December 31, 2015 and 2014, respectively, and $1,454,125 and $1,080,695, to non-controlling interest for the nine months ended December 31, 2015 and 2014, respectively. Combined with the effects of income tax expense, net, allocated to noncontrolling interests as described in Note 1.H Income Taxes, the cumulative balance allocated to noncontrolling interests in GCP was $3,358,053 and $2,543,529 at December 31 and March 31, 2015, respectively, as shown on the accompanying consolidated balance sheets.

In September 2015, GCP declared and paid a $1,500,000 cash dividend to its shareholders. The Company recorded 60% of this dividend, or $900,000, as a return of capital and a reduction of its investment in GCP, and allocated 40% of this dividend, or $600,000, to noncontrolling interests and a reduction in the additional paid-in capital of GCP.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment is part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated exclusively to the storage of Jefferson’s whiskies. The Company has accounted for this investment under the equity method of accounting. For the three and nine-month periods ended December 31, 2015, the Company recognized $4,500 and $9,013, respectively, of income from this investment. The investment balance was $509,013 at December 31, 2015.

  NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of December 31 and March 31, 2015.

Intangible assets consist of the following:

	December 31, 2015	March 31, 2015
Definite life brands	$170,000	$170,000
Trademarks	631,693	631,693
Rights	8,271,555	8,271,555
Product development	185,206	161,321
Patents	994,000	994,000
Other	55,460	55,460

	10,307,914	10,284,029
Less: accumulated amortization	7,207,304	6,713,774

Net	3,100,610	3,570,255
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$7,213,582	$7,683,227

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

Accumulated amortization consists of the following:

	December 31, 2015	March 31, 2015
Definite life brands	$170,000	$170,000
Trademarks	322,537	295,956
Rights	5,927,124	5,513,162
Product development	27,289	24,002
Patents	760,354	710,654
Other	-	-

Accumulated amortization	$7,207,304	$6,713,774

NOTE 6 — RESTRICTED CASH

At December 31 and March 31, 2015, the Company had €304,358 or $331,963 (translated at the December 31, 2015 exchange rate) and €303,657 or $329,471 (translated at the March 31, 2015 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

NOTE 7 — NOTES PAYABLE

	December 31, 2015	March 31, 2015
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$34,141
Note payable – GCP note (B)	219,514	211,580
Credit facility (C)	9,645,027	10,123,544
Bourbon term loan (D)	—	744,900
5% Convertible notes (E)	1,675,000	1,675,000

Total	$11,539,541	$12,789,165

A.	The Company has arranged various facilities aggregating €304,358 or $331,963 (translated at the December 31, 2015 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €0 and €31,466 or $34,141 (translated at the March 31, 2015 exchange rate), at December 31 and March 31, 2015, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2015, $10,579 of accrued interest was converted to amounts due to affiliates. At December 31, 2015, $219,514, consisting of $211,580 of principal and $7,934 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2015, $211,580 of principal due on the GCP Note is included in long-term liabilities.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

C.

In August 2011, the Company and CB-USA entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $19.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (as amended, the “Amended Agreement”) with ACF FinCo I LP (“ACF”), as successor in interest to Keltic, in order to amend certain terms of the Credit Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modified certain aspects of the existing Credit Facility, including increasing the maximum amount of the Credit Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Credit Facility was extended from December 31, 2016 to July 31, 2019. The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of December 31, 2015, the Credit Facility interest rate was 6.00%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

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

In August 2015, the Company and CB-USA entered into a First Amendment (the “Loan Agreement Amendment”) to the Amended Agreement. Among other changes, the Loan Agreement Amendment increased the amount of the Credit Facility from $12,000,000 to $19,000,000, including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. The maturity date remained unchanged at July 31, 2019. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of December 31, 2015, the interest rate applicable to the Purchased Inventory Sublimit was 7.50%. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. The Company paid ACF an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

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

The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $19,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit. For the nine months ended December 31, 2015 and 2014, the Company paid interest at 6.0% and 6.5%, respectively and paid interest at 7.5% on the Purchased Inventory Sublimit for the nine months ended December 31, 2015. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Loan Agreement Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At December 31, 2015, the Company was in compliance, in all respects, with the covenants under the Amended Agreement.

In August 2015, the Company used $3,000,000 of the Purchased Inventory Sublimit to acquire aged bourbon inventory. Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000) and Alfred J. Small ($15,000) each acquired participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. At December 31 and March 31, 2015, $9,645,027 and $10,123,544, respectively, due on the Credit Facility was included in long-term liabilities.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

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

At each of December 31 and March 31, 2015, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities.

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

In the nine months ended December 31, 2015, the Company sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and issuance costs of $95,344. No Shares were sold in the three months ended December 31, 2015.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

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

NOTE 10 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At December 31 and March 31, 2015, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Stock-based compensation expense for the three months ended December 31, 2015 and 2014 and for the nine months ended December 31, 2015 and 2014 amounted to $338,023 and $206,553, respectively, and $1,036,412 and $606,817, respectively. At December 31, 2015, total unrecognized compensation cost amounted to $3,435,753, representing 5,629,467 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.78 years. There were 639,289 options exercised during the nine months ended December 31, 2015 and 652,294 options exercised during the nine months ended December 31, 2014. The Company did not recognize any related tax benefit for the three months ended December 31, 2015 and 2014 from option exercises, as the effects were de minimis.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with Irish Distillers Limited (“IDL”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2016, the Company has contracted to purchase approximately €833,673 or $909,287 (translated at the December 31, 2015 exchange rate) in bulk Irish whiskey, of which €554,715 or $605,028 (translated at the December 31, 2015 exchange rate), has been purchased as of December 31, 2015. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

B.	The Company has also entered into a supply agreement with IDL, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides IDL with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2016, the Company has contracted to purchase approximately €343,787 or $374,868 (translated at the December 31, 2015 exchange rate) in bulk Irish whiskey of which €288,781 or $314,973 (translated at the December 31, 2015 exchange rate), has been purchased as of December 31, 2015. The Company is not obligated to pay IDL for any product not yet received. During the term of this supply agreement, IDL has the right to limit additional purchases above the commitment amount.

C.

The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ended December 31, 2015, the Company contracted and purchased approximately $1,643,000 in newly distilled bourbon. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on April 30, 2016 and provides for monthly payments of $20,375. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,200 (translated at the December 31, 2015 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

E.	As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014 and August 2015.

F.	The Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 13 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies (“SWS”), accounted for approximately 26.5% and 32.6% of the Company’s revenues for the three months ended December 31, 2015 and 2014, respectively. Sales to SWS accounted for approximately 29.4% and 29.6% of the Company’s revenues for the nine months ended December 31, 2015 and 2014, respectively, and approximately 28.1% of accounts receivable at December 31, 2015.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

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

	Three Months ended December 31,
	2015		2014
Consolidated Sales, net:
International	$3,738,064	21.7%	$2,630,784	16.5%
United States	13,469,308	78.3%	13,305,730	83.5%

Total Consolidated Sales, net	$17,207,372	100.0%	$15,936,514	100.0%

Consolidated Income (Loss) from Operations:
International	$(30,627)	(31.6)%	$870	0.6%
United States	127,489	131.6%	155,994	99.4%

Total Consolidated Income (Loss) from Operations	$96,862	100.0%	$156,864	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(23,269)	2.9%	$(14,173)	2.4%
United States	(784,434)	97.1%	(576,823)	97.6%

Total Consolidated Net Loss Attributable to Controlling Interests	$(807,703)	100.0%	$(590,996)	100.0%

Income tax expense, net:
United States	(383,962)	100.0%	(258,962)	100.0%

Consolidated Sales, net by category:
Whiskey	$6,686,512	38.9%	$7,130,948	44.7%
Rum	4,625,872	26.9%	3,292,618	20.7%
Liqueur	1,942,976	11.3%	2,585,214	16.3%
Vodka	483,086	2.8%	622,157	3.9%
Tequila	24,451	0.1%	55,237	0.3%
Related Non-Alcoholic Beverage Products	3,444,475	20.0%	2,250,340	14.1%

Total Consolidated Sales, net	$17,207,372	100.0%	$15,936,514	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - Continued

	Nine months ended December 31,
	2015		2014
Consolidated Sales, net:
International	$7,536,028	14.4%	$6,084,118	14.7%
United States	44,720,932	85.6%	35,216,299	85.3%

Total Consolidated Sales, net	$52,256,960	100.0%	$41,300,417	100.0%

Consolidated Income (Loss) from Operations:
International	$6,405	2.4%	$(54,613)	8.3%
United States	262,267	97.6%	(600,249)	91.7%

Total Consolidated Income (Loss) from Operations	$268,672	100.0%	$(654,862)	100.0%

Consolidated Net Income (Loss) Attributable to Controlling Interests:
International	$31,187	(1.1)%	$(155,372)	4.9%
United States	(2,973,823)	101.1%	(3,011,968)	95.1%

Total Consolidated Net Loss Attributable to Controlling Interests	(2,942,636)	100.0%	$(3,167,340)	100.0%

Income tax expense, net:
United States	(1,487,886)	100.0%	(681,886)	100.0%

Consolidated Sales, net by category:
Whiskey	$18,319,766	35.0%	$13,282,260	32.2%
Rum	14,016,651	26.8%	11,871,131	28.7%
Liqueur	6,683,801	12.8%	6,963,682	16.9%
Vodka	1,613,626	3.1%	1,782,560	4.3%
Tequila	148,487	0.3%	182,451	0.4%
Related Non-Alcoholic Beverage Products	11,474,629	22.0%	7,218,333	17.5%

Total Consolidated Sales, net	$52,256,960	100.0%	$41,300,417	100.0%

	As of December 31, 2015		As of March 31, 2015
Consolidated Assets:
International	$2,329,938	4.7%	2,052,583	4.7%
United States	46,739,350	95.3%	41,986,357	95.3%

Total Consolidated Assets	$49,069,288	100.0%	44,038,940	100.0%

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2015, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2015, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.0907 (equivalent to U.S. $1.00 = €0.9168) and £1.00 = U.S. $1.4802 (equivalent to U.S. $1.00 = £0.6755).

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
Cases
United States	72,320	79,015	241,659	221,502
International	32,560	22,587	70,158	61,196

Total	104,880	101,602	311,817	282,698

Rum	42,919	32,464	135,595	117,122
Whiskey	30,209	29,612	77,607	61,138
Liqueur	22,431	27,096	67,728	69,480
Vodka	9,183	12,124	30,122	33,980
Tequila	138	306	765	964
Other Spirits	—	—	—	14

Total	104,880	101,602	311,817	282,698

Percentage of Cases
United States	69.0%	77.8%	77.5%	78.4%
International	31.0%	22.2%	22.5%	21.6%

Total	100.0%	100.0%	100.0%	100.0%

Rum	40.9%	32.0%	43.5%	41.4%
Whiskey	28.8%	29.1%	24.9%	21.6%
Liqueur	21.4%	26.7%	21.7%	24.6%
Vodka	8.8%	11.9%	9.7%	12.0%
Tequila	0.1%	0.3%	0.2%	0.4%
Other Spirits	0.0%	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Gosling’s Stormy Ginger Beer, for the periods presented:

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
Cases
United States	221,585	153,531	756,521	491,888
International	15,408	9,128	33,621	25,252

Total	236,993	162,659	790,142	517,140

Percentage of Cases
United States	93.5%	94.4%	95.7%	95.1%
International	6.5%	5.6%	4.3%	4.9%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1%	62.4%	61.0%	62.7%

Gross profit	38.9%	37.6%	39.0%	37.3%

Selling expense	26.7%	25.3%	26.7%	26.3%
General and administrative expense	10.2%	9.8%	10.5%	11.0%
Depreciation and amortization	1.4%	1.5%	1.3%	1.6%

Income (loss) from operations	0.6%	1.0%	0.5%	(1.6)%

Other income (expense), net	0.0%	0.0%	0.0%	0.0%
Foreign exchange (loss) gain	(0.2)%	0.4%	(0.3)%	(0.5)%
Interest expense, net	(1.6)%	(1.7)%	(1.4)%	(2.0)%
Income from equity investment in non-consolidated affiliate	0.0%	0.0%	0.0%	0.0%

Loss before provision for income taxes	(1.2)%	(0.3)%	(1.2)%	(4.1)%
Income tax expense, net	(2.2)%	(1.6)%	(2.8)%	(1.7)%

Net loss	(3.4)%	(1.9)%	(4.0)%	(5.8)%
Net income attributable to noncontrolling interests	(1.2)%	(1.8)%	(1.6)%	(1.9)%
Net loss attributable to common shareholders	(4.6)%	(3.7)%	(5.6)%	(7.7)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
Net loss attributable to common shareholders	$(807,703)	$(590,996)	$(2,942,636)	$(3,167,340)
Adjustments:
Interest expense, net	271,677	267,459	786,477	844,316
Income tax expense, net	383,962	258,962	1,487,886	681,886
Depreciation and amortization	235,250	237,652	696,575	669,623
EBITDA income (loss)	83,186	173,077	28,302	(971,515)
Allowance for doubtful accounts	9,000	9,000	52,000	77,000
Allowance for obsolete inventory	—	—	100,000	—
Stock-based compensation expense	338,023	206,553	1,036,412	606,817
Other (income) expense, net	—	208	221	(16,798)
Income from equity investments in non-consolidated affiliate	(4,500)	—	(9,013)	—
Foreign exchange loss (gain)	41,634	(57,879)	131,213	207,579
Net income attributable to noncontrolling interests	211,792	279,110	814,524	795,495
EBITDA, as adjusted	679,135	610,069	2,153,659	698,578

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

Our EBITDA, as adjusted, improved to $0.7 million for the three months ended December 31, 2015, as compared to $0.6 million for the comparable prior-year period, primarily as a result of increased sales and gross profit. Our EBITDA, as adjusted, improved to $2.2 million for the nine months ended December 31, 2015, as compared to $0.7 million for the comparable prior-year period, primarily as a result of increased sales and gross profit.

Three months ended December 31, 2015 compared with three months ended December 31, 2014

Net sales. Net sales increased 8.0% to $17.2 million for the three months ended December 31, 2015, as compared to $15.9 million for the comparable prior-year period, due to the overall growth of our Gosling’s rum and Gosling’s Stormy Ginger Beer. Our international spirits case sales as a percentage of total spirits case sales increased to 31.0% for the three months ended December 31, 2015 as compared to 22.2% for the comparable prior-year period, primarily due to the timing of shipments of rum to our international wholesaler. Our overall spirits sales volume for the three months ended December 31, 2015 was negatively impacted by decreases in sales of our liqueurs portfolio, primarily Pallini, and our vodka, in both instances primarily in the U.S. Also, for the three months ended December 31, 2015, sales of our Gosling’s Stormy Ginger Beer increased by 74,334 cases, or 45.7%, overall, including a 68,054 case increase, or 44.3%, in U.S. case sales as compared to the comparable prior-year period. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	10,455	1,331	32.2%	5.9%
Whiskey	597	(567)	2.0%	(3.1)%
Liqueur	(4,665)	(4,818)	(17.2)%	(17.8)%
Vodka	(2,941)	(2,473)	(24.3)%	(23.7)%
Tequila	(168)	(168)	(55.0)%	(55.0)%
Other spirits	—	—	0.0%	0.0%

Total	3,278	(6,695)	3.2%	(8.5)%

The following table presents the increase in case sales of related non-alcoholic beverage products for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	74,334	68,054	45.7%	44.3%

Gross profit. Gross profit increased 11.8% to $6.7 million for the three months ended December 31, 2015 from $6.0 million for the comparable prior-year period, and our gross margin increased to 38.9% for the three months ended December 31, 2015 as compared to 37.6% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales volume and revenue in the current period, while the gross margin increased due to increased sales of our more profitable brands and our ability to take price increases on certain items, partially offset by the increased sales of our lower margin Gosling’s Stormy Ginger Beer.

Selling expense. Selling expense increased 14.5% to $4.6 million for the three months ended December 31, 2015 from $4.0 million for the comparable prior-year period, primarily due to a $0.3 million increase in advertising, marketing and promotion expense related to increased sales volume and the timing of certain sales and marketing programs, including the 35th America’s Cup sponsorship, and a $0.3 million increase in employee costs, partially offset by $0.1 million decrease in shipping expense. Selling expense as a percentage of net sales increased to 26.7% for the three months ended December 31, 2015 as compared to 25.3% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 11.9% to $1.8 million for the three months ended December 31, 2015 from $1.6 million for the comparable prior-year period, primarily due to a $0.1 million increase in each of professional fees, and employee expense, with professional fees increasing due to us becoming an accelerated filer. General and administrative expense as a percentage of net sales increased to 10.2% for the three months ended December 31, 2015 as compared to 9.8% for the comparable prior-year period. As a result of our becoming an accelerated filer, we expect general and administrative expense to increase in the near term due to the costs and fees associated with the additional regulatory requirements.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended December 31, 2015 and 2014.

Income (loss) from operations. As a result of the foregoing, income from operations decreased to $0.1 million for the three months ended December 31, 2015 from $0.2 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, Gosling-Castle Partners, Inc. (“GCP”), adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.4) million for the three months ended December 31, 2015 as compared to net expense of ($0.3) million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the three months ended December 31, 2015 was ($0.04) million as compared to a gain of $0.06 million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.3) million for each of the three-month periods ended December 31, 2015 and 2014 due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to comparable prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.2 million for the three months ended December 31, 2015 as compared to $0.3 million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders decreased to ($0.8) million for the three months ended December 31, 2015 as compared to a loss of ($0.6) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the three months ended December 31, 2015 as compared to ($0.00) for the comparable prior year period.

Nine months ended December 31, 2015 compared with nine months ended December 31, 2014

Net sales. Net sales increased 26.5% to $52.3 million for the nine months ended December 31, 2015, as compared to $41.3 million for the comparable prior-year period, due to the overall growth of our Jefferson’s portfolio and our Gosling’s rum and Gosling’s Stormy Ginger Beer. Our international spirits case sales as a percentage of total spirits case sales increased to 22.5% for the nine months ended December 31, 2015 as compared to 21.6% for the comparable prior-year period, primarily due to the timing of shipments of rum to our international wholesaler. Our overall spirits sales volume for the nine months ended December 31, 2015 was positively impacted by increases in sales of our Jefferson’s, Jefferson’s Reserve and Jefferson’s Ocean Aged at Sea bourbons, and partially offset by decreases in sales of our liqueurs portfolio, primarily Pallini, and our vodka, in both instances primarily in the U.S. Also, for the nine months ended December 31, 2015, sales of our Gosling’s Stormy Ginger Beer increased by 273,373 cases, or 52.9%, overall, in the U.S. including a 265,004 case increase, or 53.9%, in U.S. case sales as compared to the comparable prior-year period. We anticipate continued growth of Gosling’s Stormy Ginger Beer in the near term, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	18,473	8,765	15.8%	10.2%
Whiskey	16,469	16,079	26.9%	45.1%
Liqueur	(1,752)	(767)	(2.5)%	(1.1)%
Vodka	(3,858)	(3,707)	(11.4)%	(12.1)%
Tequila	(199)	(199)	(20.6)%	(20.6)%
Other spirits	(14)	(14)	(100.0)%	(100.0)%

Total	29,119	20,157	10.3%	9.1%

The following table presents the increase in case sales of related non-alcoholic beverage products for the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	273,002	264,633	52.8%	53.8%

Gross profit. Gross profit increased 32.2% to $20.4 million for the nine months ended December 31, 2015 from $15.4 million for the comparable prior-year period, and our gross margin increased to 39.0% for the nine months ended December 31, 2015 compared to 37.3% for the comparable prior-year period. The increase in gross profit was primarily due to increased sales volume and revenue in the current period, while the increase in gross margin was due to increased sales of our more profitable brands, in particular the Jefferson’s bourbons, partially offset by the increased sales of our lower margin Gosling’s Stormy Ginger Beer. During the nine months ended December 31, 2015, we recorded a net allowance for obsolete and slow moving inventory of $0.1 million, as compared to $0 for the comparable prior-year period. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charges have been recorded as an increase to cost of sales in the current period. Net of the allowance for obsolete inventory, our gross margin for the nine months ended December 31, 2015 was 39.2% as compared to 37.3% for the comparable prior-year period.

Selling expense. Selling expense increased 28.0% to $13.9 million for the nine months ended December 31, 2015 from $10.9 million for the comparable prior-year period, primarily due to a $1.9 million increase in advertising, marketing and promotion expense related to increased sales volume and the timing of certain sales and marketing programs, including the 35th America’s Cup sponsorship, and a $1.2 million increase in employee costs. The increase in sales resulted in selling expense as a percentage of net sales remaining relatively consistent at 26.7% for the nine months ended December 31, 2015 as compared to 26.3% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 21.2% to $5.5 million for the nine months ended December 31, 2015 from $4.5 million for the comparable prior-year period, primarily due to a $0.4 million increase in each of professional fees, employee expense and stock-based compensation expense, with professional fees increasing due to us becoming an accelerated filer. The increase in sales resulted in general and administrative expense as a percentage of net sales decreasing to 10.5% for the nine months ended December 31, 2015 as compared to 11.0% for the comparable prior-year period. As a result of our becoming an accelerated filer, we expect general and administrative expense to further increase in the near term due to the costs and fees associated with the additional regulatory requirements.

Depreciation and amortization. Depreciation and amortization was $0.7 million for each of the nine-month periods ended December 31, 2015 and 2014.

Income (loss) from operations. As a result of the foregoing, results from operations improved to income of $0.3 million for the nine months ended December 31, 2015 as compared to a loss of ($0.7) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to comparable prior-year periods, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, GCP, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($1.5) million for the nine months ended December 31, 2015 as compared to net expense of ($0.7) million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the nine months ended December 31, 2015 was ($0.1) million as compared to a loss of ($0.2) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.8) million for each of the nine-month periods ended December 31, 2015 and 2014 due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to comparable prior-year periods.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was ($0.8) million for each of the nine-month periods ended December 31, 2015 and 2014, both the result of allocated net income recorded by our 60% owned subsidiary, GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($2.9) million for the nine months ended December 31, 2015 as compared to ($3.2) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.02) per share for each of the nine-month periods ended December 31, 2015 and 2014.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated cumulative positive cash flows from operations. For the nine months ended December 31, 2015, we had a net loss of $2.1 million, while cash used in operating activities was $4,000. As of December 31, 2015, we had cash and cash equivalents of $1.9 million and had an accumulated deficit of $146.3 million.

We believe our current cash and working capital, the availability under the Credit Facility (as defined below) and additional funds that may be raised in an at-the-market offering under our 2014 equity distribution agreement (the “2014 Distribution Agreement”) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least December 2016.

Existing Financing

In August 2011, we and our wholly-owned subsidiary Castle Brands (USA) Corp. (“CB-USA”) entered into a loan agreement, which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskies in support of the growth of our Jefferson’s bourbons.

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

In August 2015, we entered into a First Amendment (the “Loan Agreement Amendment”) to the Loan Agreement. Among other changes, the Loan Agreement Amendment increased the amount of the Credit Facility from $12.0 million to $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The maturity date remained unchanged at July 31, 2019. Pursuant to the Loan Agreement Amendment, we and CB-USA may borrow up to the lesser of (x) $19.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces our bourbon term loan (the “Bourbon Term Loan”), which was paid in full in the normal course of business. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, we must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. We paid ACF an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

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

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2015, we were in compliance with the covenants under the Loan Agreement.

In December 2009, GCP, a 60% owned subsidiary, issued a promissory note in the aggregate principal amount of $0.2 million to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity.

We have arranged various credit facilities aggregating €0.3 million or $0.3 million (translated at the December 31, 2015 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the December 31, 2015 exchange rate) with the bank to secure these borrowings. We are in compliance in all material respects with the covenants of our Irish bank facilities as of December 31, 2015.

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

During the nine months ended December 31, 2015, we sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and offering expenses of $95,344. We used a portion of the proceeds to finance our investment in Copperhead Distillery Company and intend to use the remaining proceeds for general corporate purposes. As of February 9, 2016, approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of December 31, 2015, we had shareholders’ equity of $22.8 million as compared to $21.1 million at March 31, 2015. This increase is primarily due to the net issuance of $3.2 million of Common Stock under the 2014 Distribution Agreement, partially offset by the $2.1 million loss and the $0.6 million subsidiary dividend paid to noncontrolling interests and our total comprehensive loss for the nine months ended December 31, 2015.

We had working capital of $25.9 million at December 31, 2015 as compared to $25.7 million at March 31, 2015. This increase is primarily due to a $6.0 million increase in inventory and a $0.7 million increase in cash and cash equivalents, partially offset by a net $4.6 million increase in accounts payable, accrued expenses and a $1.7 million decrease in accounts receivable.

As of December 31, 2015, we had cash and cash equivalents of approximately $1.9 million, as compared to $1.2 million as of March 31, 2015. The increase is primarily attributable to the equity issued and debt raised, offset by the funding of our operations and working capital needs for the nine months ended December 31, 2015. At December 31, 2015, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

The following may materially affect our liquidity over the near-to-mid term:

•	cash losses from operations;
•	our ability to obtain additional debt or equity financing should it be required;
•	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;
•	our ability to maintain and improve our relationships with our distributors and our routes to market;
•	our ability to procure raw materials at a favorable price to support our level of sales;
•	potential acquisitions; and
•	expansion into new markets and within existing markets in the U.S. and internationally.

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

As of December 31, 2015, we had borrowed $9.6 million of the $19.0 million available under the Credit Facility, including $2.8 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.4 million in potential availability for working capital needs under the Credit Facility and $4.2 million available for aged whiskey inventory purchases. As of the date of this report, we had borrowed $8.0 million of the $19.0 million available under the Credit Facility, including $2.8 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $4.0 million in potential availability for working capital needs under the Credit Facility and $4.2 million available for aged whiskey inventory purchases. We believe our current cash and working capital, the availability under the Credit Facility and the additional funds that may be raised under the 2014 Distribution Agreement will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least December 2016.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended December 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4)	$(7,597)
Investing activities	(824)	(378)
Financing activities	1,542	7,931
Subtotal	714	(44)
Effect of foreign currency translation	(9)	(10)

Net increase in cash and cash equivalents	$705	$(54)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Gosling’s rums or ginger beer, Pallini liqueurs, Tierras tequila, or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at December 31, 2015 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the nine months ended December 31, 2015, net cash used in operating activities was de minimis, consisting primarily of a net loss of $2.1 million, a $6.0 million increase in inventory and a $0.2 million increase in prepaid expenses and supplies. These uses of cash were partially offset by a $4.6 million increase in accounts payable and accrued expense, a $1.7 million decrease in accounts receivable, a $0.1 million increase in due from affiliates, stock based compensation expense of $1.0 million and depreciation and amortization expense of $0.7 million.

During the nine months ended December 31, 2014, net cash used in operating activities was $7.6 million, consisting primarily of a $7.8 million increase in inventory, a net loss of $2.4 million, a $0.2 million increase in other assets and a $0.1 million increase in accounts receivable. These uses of cash were partially offset by a $0.3 million decrease in prepaid expenses, stock based compensation expense of $0.6 million, depreciation and amortization expense of $0.7 million and $0.7 million in income tax expense, net.

Investing Activities. Net cash used in investing activities was $0.8 million for the nine months ended December 31, 2015, representing a $0.5 million investment in Copperhead Distillery and $0.3 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.4 million for the nine months ended December 31, 2014, representing $0.4 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the nine months ended December 31, 2015 was $1.5 million, consisting primarily of $3.2 million in net proceeds from the issuance of Common Stock pursuant to the at-the-market offering and $0.2 million from the exercise of Common Stock options, partially offset by $0.5 million in net payments on the Credit Facility, $0.7 million paid on the Bourbon Term Loan and $0.6 million in dividends paid to non-controlling interests of GCP.

Net cash provided by financing activities for the nine months ended December 31, 2014 was $7.9 million, consisting primarily of $7.5 million in net proceeds from the Keltic Facility, $1.8 million in net proceeds from the issuance of Common Stock pursuant to our distribution agreements with Barrington, $0.6 million in proceeds from the exercise of the Common Stock warrants issued in our 2011 private placement and $0.2 million in proceeds from the exercise of stock options, partially offset by the $1.25 million repayment of the Junior Loan and the $0.9 million paid on the Bourbon Term Loan.

Recent accounting standards issued and adopted.

We discuss recently issued and adopted accounting standards in the “Recent accounting pronouncements” section of Note 1 of the “Notes to Unaudited Consolidated Financial Statements” in the accompanying unaudited consolidated financial statements.

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of December 31, 2015, we had $9,764,103 outstanding under the Credit Facility, including $2,841,000 under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of December 31, 2015, we had €0 outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $9,764,103 of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at December 31, 2015 would have an impact of approximately $24,272 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended December 31, 2015, Euro denominated sales accounted for approximately 11.4% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended December 31, 2015, Euro denominated expenses accounted for approximately 6.5% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $195,286 on our loss from operations for the three months ended December 31, 2015.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At December 31 and March 31, 2015, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was a loss of ($58,872) for the three months ended December 31, 2015 and income of $15,329 for the three months ended December 31, 2014. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $291,000 for the three months ended December 31, 2015 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of December 31, 2015, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 E. to our unaudited consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Extension and Amendment Agreement, dated as of October 24, 2015, by and between Castle Brands (USA) Corp. and Pallini S.p.A. (f/k/a Pallini Internazionale S.r.l.). Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 29, 2015).

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

February 9, 2016

