Form 10-K
period 2016-03-31
Castle Brands Inc
filed 2016-06-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32849

Castle Brands Inc.

(Exact name of registrant as specified in its charter)

Florida	41-2103550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 5000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2015 closing price was approximately $108,600,000 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 160,524,777 shares of common stock outstanding at June 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.

FORM 10-K

PART I

Item 1. Business

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, France, Finland, Norway, Sweden, Denmark, United Arab Emirates, Australia and the Duty Free markets, and in a number of other countries. We market the following brands, among others:

•	Goslings rum®
•	Goslings Stormy Ginger Beer
•	Goslings Dark ‘n Stormy® ready-to-drink cocktail
•	Jefferson’s® bourbon
•	Jefferson’s Reserve®
•	Jefferson’s Ocean Aged at Sea ®
•	Jefferson’s Wine Finish Collection
•	Jefferson’s The Manhattan: Barrel Finished Cocktail
•	Jefferson’s Chef’s Collaboration
•	Jefferson’s Wood Experiment
•	Jefferson's Presidential Select™
•	Jefferson’s Rye whiskey
•	Pallini® liqueurs
•	Clontarf® Irish whiskey
•	Knappogue Castle Whiskey®
•	Brady's® Irish Cream
•	Boru® vodka
•	Tierras™ tequila
•	Celtic Honey® liqueur
•	Gozio® amaretto

Our brands

We market the premium and super premium brands listed below.

Goslings rum and ginger beer. We are the exclusive U.S. distributor for Goslings rums, including Goslings Black Seal Dark Rum, Goslings Gold Seal Rum and Goslings Old Rum. The Gosling family produces these rums in Bermuda, where Goslings rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold a 60% controlling interest in Gosling-Castle Partners Inc., or GCP, a global export venture between us and the Gosling family. GCP has the exclusive long-term export and distribution rights for the Goslings rum products for all countries other than Bermuda. The Goslings rum brands accounted for approximately 26% and 30% of our revenues for our 2016 and 2015 fiscal years, respectively. We also distribute Goslings Stormy Ginger Beer, an essential non-alcoholic ingredient in Goslings trademarked Dark ‘n Stormy® rum cocktail and the Goslings Dark ‘n Stormy® cocktail in a ready-to-drink can.

Jefferson’s bourbons and rye whiskey. We develop and market four premium, very small batch bourbons: Jefferson’s, Jefferson’s Reserve, Jefferson’s Ocean Aged at Sea and Jefferson’s Presidential Select. Each of these four distinct premium Kentucky bourbons is blended in batches using select barrels of certain mash bills and ages to produce specific flavor profiles. We also market Jefferson's Straight Rye Whiskey, a premium whiskey distilled from 100% North American rye, Jefferson’s Chef’s Collaboration, a blend of bourbon and rye, Jefferson’s The Manhattan: Barrel Finished Cocktail, a ready-to-drink cocktail, Jefferson’s Wine Finish Collection, bourbons aged in wine barrels, and Jefferson’s Wood Experiment, innovative wood-finished bourbons.

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

Pallini liqueurs. We have the exclusive U.S. distribution rights (excluding duty free sales) for Pallini Limoncello and its related brand extensions. Pallini Limoncello is a premium lemon liqueur, which is served iced cold, on the rocks or as an ingredient in a wide variety of drinks, ranging from martinis to iced tea. It is also used in cooking, particularly for pastries and cakes. Pallini Limoncello is crafted from an authentic family recipe. It is made with Italy’s finest Sfusato Amalfitano lemons that are hand-selected for optimal freshness and flavor. There are two other flavor extensions of this Italian liqueur: Pallini Peachcello, made with white peaches, and Pallini Raspicello, made from a combination of raspberries and other berries.

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

Our strategy

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

•	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
•	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskies, sales of which have grown substantially in recent years;
•	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
•	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
•	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

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

Goslings rum and ginger beer

Goslings rums have been produced by the Gosling family in Hamilton, Bermuda for over 200 years and, under our distribution arrangements with Gosling’s Export (Bermuda) Limited (“Gosling’s Export”), they have retained the right to act as the sole supplier to GCP with respect to our Goslings rum requirements. Goslings sources its rums in the Caribbean and transports them to Bermuda where they are blended according to proprietary recipes. The rums are then sent to a plant, owned and operated by a third party, in the United States, where they are bottled, packaged, stored and shipped to our third-party warehouse. We believe that Gosling’s Export’s blending and storage facilities in Bermuda will accommodate our projected supply needs for the foreseeable future. We believe our third-party U.S. bottler has ample capacity to meet our projected bottling needs for the foreseeable future. See “Strategic brand-partner relationships.”

Our Goslings Stormy Ginger Beer is produced, canned and/or bottled by third-party soft-drink bottlers and canners to Goslings’ formula and requirements. We believe these bottlers and canners have ample capacity to meet our projected supply needs for the foreseeable future.

Knappogue Castle and Clontarf Irish whiskeys

In 2012, we entered into two long-term supply agreements with Irish Distillers Limited (“IDL”), a subsidiary of Pernod Ricard, under which it has agreed to supply us with the aged single malt and grain whiskeys used in our Knappogue Castle whiskey products and all of our Clontarf Irish whiskey products. The first supply agreement provides for the production of blended Irish whiskeys for us until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least six years prior notice, except for breach. Under this agreement, we provide IDL with a forecast of the estimated amount of liters of pure alcohol we require for the next four fiscal contract years and agree to purchase that amount, subject to certain annual adjustments. The second supply agreement provides for the production of single malt Irish whiskeys for us until the contract is terminated by either party in accordance with the terms of the agreement. IDL may terminate the contract if it provides at least thirteen years prior notice, except for breach. Under this agreement, we provide IDL with a forecast of the estimated amount of liters of pure alcohol we require for the next twelve fiscal contract years and agree to purchase that amount, subject to certain annual adjustments. We are not obligated to pay for any product not yet received. The whiskeys are then sent to Terra Limited (“Terra”) in Baileyboro, Ireland, where they are bottled in bottles we designed and packaged for shipment. We believe that Terra, which also acts as bottler for certain of our Boru vodka and as producer and bottler of our Brady’s Irish Cream (and as bottler for Celtic Honey, which is supplied to us by one of Terra’s affiliates), has sufficient bottling capacity to meet our current needs, and both Terra and IDL have the capacity to meet our projected supply needs for the foreseeable future.

Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2016. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Jefferson’s whiskeys

Our Jefferson’s whiskey portfolio is bottled for us by Luxco, Inc. (“Luxco”), in Cleveland, OH, from our stocks of aged bourbon and rye. Bourbon has been in short supply in the U.S. in recent years, and we have been actively seeking alternate sourcing for future supply. We have acquired stocks of aged bourbon, which we anticipate will supply our currently forecasted needs for the Jefferson’s brand, although there is no assurance we can source adequate amounts of bourbon or rye, if demand is greater than expected, at satisfactory prices.

We have entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides us with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. We are not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount.

Boru vodka

We have a supply agreement with a leading European producer of grain neutral spirits to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for the producer to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2016, in quantities designated by us. We believe that the producer has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the production agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

The five-times distilled alcohol is delivered from the producer to the bottling premises at Terra, where it is filtered in several proprietary ways, and pure water is added to achieve the desired proof. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the U.S. and bottled at Luxco, where we bottle certain sizes for the U.S. market. We believe that both Terra and Luxco have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our anticipated future supply needs. As described above, our bottling and services agreement with Terra will expire on June 30, 2016. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Brady’s Irish Cream

Brady’s Irish Cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand. As described above, our bottling and services agreement with Terra will expire on June 30, 2016. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Celtic Honey liqueur

Gaelic Heritage Corporation Limited, an affiliate of Terra, has a contractual right to act as the sole supplier to us of Celtic Honey. Gaelic Heritage mixes the ingredients comprising Celtic Honey using a proprietary formula and then Terra bottles it for them in bottles designed for us. We believe that the necessary ingredients are available to Gaelic Heritage in sufficient supply and that Terra’s bottling capacity is currently adequate to meet our projected supply needs for the foreseeable future. See “Strategic brand-partner relationships.”

Pallini liqueurs

Pallini SpA ("Pallini"), as successor in interest to I.L.A.R. S.p.A., an Italian company based in Rome and owned since 1875 by the Pallini family, produces Pallini Limoncello, Raspicello and Peachcello. Pallini bottles the liqueurs at its plant in Rome and ships them to us under our long-term exclusive U.S. marketing and distribution agreement. We believe that Pallini has adequate facilities to produce and bottle sufficient Limoncello, Peachcello and Raspicello to meet our projected supply needs for the foreseeable future. See “Strategic brand-partner relationships.”

Gozio amaretto

We are the exclusive U.S. distributor for Gozio amaretto. Gozio amaretto is produced by Distillerie Franciacorta, a spirits company founded in 1901 and owned by the Gozio family. The company is located in Franciacorta, in the Italian Region of Lombardy. We believe that Distillerie Franciacorta has sufficient capacity to meet our projected supply needs for the foreseeable future for this brand.

Tierras tequilas

Tierras Tequila Autenticas de Jalisco or “Tierras” is being produced for us in Mexico by Autentica Tequilera S.A. de C.V. Autentica Tequilera currently sources organic agave from third-parties, and together with its affiliates is in the process of cultivating its own supply of organic agave. Autentica Tequilera distills and bottles the tequila at its facility in the Jalisco region of Mexico. Tierras is available as blanco, reposado and añejo. The blanco is unaged, the reposado is aged in oak barrels at the distillery for up to one year, and the añejo is aged in oak barrels at the distillery for at least one year. We believe that, given the ability of Autentica Tequilera to purchase organic agave and its anticipated cultivation of organic agave, Autentica Tequilera has sufficient capacity to meet our projected supply needs for the foreseeable future for this brand.

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

For fiscal 2016, our U.S. sales represented approximately 87.1% of our revenues, and we expect them to remain relatively consistent as a percentage of our total sales in the near future. See note 16 to our accompanying consolidated financial statements.

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

Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, France, Finland, Norway, Sweden, Denmark, China and the Duty Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2016, non-U.S. sales represented approximately 12.9% of our revenues. See note 16 to our accompanying consolidated financial statements.

Significant customers

Sales to one distributor, Southern Wine and Spirits and related entities, accounted for approximately 31.4% of our consolidated revenues for fiscal 2016.

Our sales team

While we currently expect more rapid growth in the U.S., our primary market, international markets hold potential for future growth and are part of our global strategy.

We currently have a total sales force of 22 people, including five regional U.S. vice presidents who have significant industry experience with premium beverage alcohol brands.

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

Strategic brand-partner relationships

We forge strategic relationships with emerging and established spirits brand owners seeking opportunities to increase their sales beyond their home markets and achieve global growth. This ability is a key component of our growth strategy and one of our competitive strengths. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships for Goslings rums, Pallini liqueurs, Celtic Honey liqueur, Tierras tequilas and Gozio amaretto, as described below, and we intend to seek to expand our brand portfolio through similar future arrangements.

Gosling-Castle Partners Inc./Goslings rums and ginger beer

In 2005, we entered into an exclusive national distribution agreement with Gosling’s Export for the Goslings rum products. We subsequently purchased a 60% controlling interest in GCP, a strategic export venture with the Gosling family. Gosling's Export holds the exclusive distribution rights for Goslings rum products on a worldwide basis (other than in Bermuda), through GCP, and assigned to GCP all of Gosling’s Export’s interest in our January 2005 U.S. distribution agreement with them. The export agreement expires in April 2020, subject to a 15 year extension if certain case sale targets are met. Under the export agreement, GCP is generally entitled to a share of the proceeds from the sale, if ever, of the ownership of any of the Gosling’s brands to a third-party, through a sale of the stock of Gosling’s Export or its parent, with the size of such share depending upon the number of case sales made during the twelve months preceding the sale. Also, prior to selling the ownership of any of their brands that are subject to these agreements, Gosling’s Export must first offer such brand to GCP and then to us. The Goslings, through Gosling Brothers Limited, have the right to act as the sole supplier to GCP for our Goslings rum requirements.

Pallini SpA/Pallini liqueurs

We have an exclusive marketing and distribution agreement with Pallini under which we distribute Pallini Limoncello, Peachcello and Raspicello liqueurs in the U.S. We began shipping these products in September 2005.

Our agreement with Pallini expires on March 31, 2021, subject to successive five-year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. Under the agreement, if minimum shipment targets are not achieved and not cured, Pallini has the right to terminate the agreement without payment of termination fees to us. However, if such targets are met, we have the right under the agreement to receive certain termination payments and other payments upon the non-renewal of the agreement, certain terminations of the agreement or the sale of the brand. The exclusive territory under the agreement is the 50 states of the U.S. and the District of Columbia.

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

Gozio amaretto

In November 2011, we entered into an exclusive distribution agreement with Distillerie Franciacorta S.p.A. under which we are the exclusive distributor of Gozio amaretto in the U.S. The agreement has a five-year term, with automatic five-year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. During the term, we have the right to purchase Gozio amaretto at stipulated prices and Distillerie Franciacorta Spa must maintain certain standards for its products. We are required to prepare periodic reports detailing the development of the brand’s sales and prepare annual strategic marketing and growth plans.

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

We have entered into distribution agreements for brands owned by third parties, such as the Goslings rums, the Pallini liqueurs, Tierras tequilas and Gozio amaretto. The Goslings rum brands, Pallini liqueurs and Gozio amaretto are registered by their respective owners and we have the exclusive right to distribute the Goslings rums on a worldwide basis (other than in Bermuda) and the Pallini liqueur brands and Gozio amaretto in the U.S. Goslings also has a trademark for their signature rum cocktail, Dark ‘n Stormy. Autentica Tequiliera holds the registered U.S. trademark for Tequila Tierras Autenticas de Jalisco and its distinctive label. See “Strategic brand-partner relationships.”

Seasonality

Our industry is subject to seasonality with seasonal holiday buying generally generating peak retail sales in the fourth calendar quarter (our third fiscal quarter). Historically, this holiday demand typically resulted in slightly higher sales for us in our third and/or fourth fiscal quarters.

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

By focusing on the premium and super-premium segments of the market, which typically have higher margins, and having an established, experienced sales force, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Our U.S. regional vice presidents provide long-standing relationships with distributor personnel and with their major customers. Finally, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size wine and spirits companies, such as ourselves, as the major companies contract their portfolios to focus on fewer brands.

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

Employees

As of March 31, 2016, we had 51 full-time employees, 33 of which were in sales and marketing and 18 of which were in management, finance and administration. We had 51 full-time employees as of March 31, 2015. As of March 31, 2016, 48 of our employees were located in the U.S. and three were located in Ireland.

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

Available Information

Our corporate filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Exchange Act and any amendments to those filings, are available, free of charge, on our investor website, http://investor.castlebrandsinc.com , as soon as reasonably practicable after we or our officers and directors electronically file or furnish such material with the SEC. You may also find our code of business conduct, nominating and corporate governance committee charter and audit committee charter on our website. We do not intend for information contained in our website, or those of our subsidiaries, to be a part of this annual report on Form 10-K. Shareholders may request paper copies of these filings and corporate governance documents, without charge, by written request to Castle Brands Inc., 122 East 42nd St., Suite 5000, New York, NY 10168, Attn: Investor Relations.

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

We have incurred losses since our inception, including a net loss of $2.5 million for fiscal 2016, and had an accumulated loss of $145.9 million as of March 31, 2016. We believe that we will continue to incur consolidated net losses as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. In addition, GCP, in which we hold a 60% controlling interest, is a profitable entity that does not file consolidated tax returns with us and is subject to U.S. federal and state income tax, increasing our consolidated net loss. We also anticipate that our cash needs will exceed our income from sales for the near future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow from operations, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

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

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the U.S., Bermuda, the Caribbean, Australia and Europe. We rely on the owners of Goslings rum, Pallini liqueurs, Gozio amaretto and Tierras tequila to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, IDL is the sole provider of our single malt, blended and grain Irish whiskeys. We do not have long-term written agreements with all of our suppliers. We do not currently have a long-term source for supply of aged rye and there can be no assurance we can source adequate amounts of aged bourbon or rye at satisfactory prices, or at all. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. For the fiscal year ended March 31, 2016, sales to one distributor accounted for 31.4% of revenues. For the fiscal year ended March 31, 2015, sales to this same distributor accounted for 29.7% of revenues. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

For fiscal 2016, non-U.S. operations accounted for approximately 12.9% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Also, for fiscal 2016, Euro denominated sales accounted for approximately 8.0% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We do not currently hedge against these risks.

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

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. The competitive position of our brands could also be affected adversely by any failure to achieve consistent, reliable quality in the product or in service levels to customers.

Our business performance is substantially dependent upon the continued growth of rum and whiskey sales.

A significant part of our business is based on rum and whiskey sales, which represented approximately 62.1% and 62.9% of our revenues for fiscal 2016 and 2015, respectively. Changes in consumer preferences regarding these categories of beverage alcohol products may have an adverse effect on our sales and financial condition. Given the importance of our rum and whiskey brands to our overall Company success, a significant or sustained decline in volume or selling price of these products would likely have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain and increase the relevance of the brands in the minds of today’s and tomorrow’s consumer, our business and operating results could suffer.

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

Companies in the beverage alcohol industry are, from time to time, exposed to class action or other litigation relating to alcohol advertising, product liability, alcohol abuse problems or health consequences from the misuse of alcohol. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

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

The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation, fermentation or bottling processes could lead to low beverage quality as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands. We may also be required to recall products in the event of contamination or damage. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations.

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

As of June 9, 2016, our executive officers, directors and principal shareholders beneficially owned approximately 41% of our common stock, including options that are exercisable within 60 days of the date of this annual report and assuming full exercise of such options and conversion of our 5% October 2013 Convertible notes held by such persons. As a result, if they act in concert, they could significantly influence matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our executive offices are located in New York, NY, where we lease approximately 5,000 square feet of office space under a lease that expires in February 2020. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in October 2016 and approximately 1,700 square feet of office space in Houston, TX under a lease that expires in June 2018.

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

Fiscal 2016	High	Low
First Quarter (April 1 — June 30, 2015)	$1.83	$1.30
Second Quarter (July 1 — September 30, 2015)	$1.45	$1.03
Third Quarter (October 1 — December 31, 2015)	$1.47	$1.16
Fourth Quarter (January 1 — March 31, 2016)	$1.25	$0.78

Fiscal 2015
First Quarter (April 1 — June 30, 2014)	$1.41	$0.78
Second Quarter (July 1 — September 30, 2014)	$1.32	$0.80
Third Quarter (October 1 — December 31, 2014)	$2.03	$1.20
Fourth Quarter (January 1 — March 31, 2015)	$1.70	$1.15

Holders

At June 9, 2016, there were approximately 190 record holders of our common stock.

Dividend policy

We did not declare or pay any cash dividends in fiscal 2016 or 2015 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant. Further, our ability to declare and pay cash dividends is restricted by certain covenants in our loan agreements.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2016 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,508,086	$0.79	4,767,000
Equity compensation plans not approved by security holders	-	-	-
Total	13,508,086	$0.79	4,767,000

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Years ended March 31,
	2016	2015	2014	2013	2012

Consolidated statement of operations data
(in thousands, except per share data):
Sales, net (1)	$72,220	$57,457	$48,140	$41,443	$35,495
Gross profit	28,554	21,573	17,604	14,320	12,525
Selling expense	19,223	15,255	12,530	11,265	10,502
Operating income (loss) (2)	1,006	(1,078)	(1,320)	(4,402)	(3,877)

Loss before item shown below	(256)	(2,195)	(3,170)	(5,259)	(5,218)
Net change in fair value of warrant liability	—	—	(5,392)	302	110
Loss before provision for income taxes	(256)	(2,195)	(8,562)	(4,957)	(5,108)
Income tax (expense) benefit (3)	(1,451)	(1,279)	590	118	148
Net loss	(1,707)	(3,474)	(7,972)	(4,839)	(4,960)
Net income attributable to noncontrolling interests	(810)	(326)	(935)	(610)	(272)
Net income attributable to controlling interests	(2,517)	(3,800)	(8,907)	(5,449)	(5,232)
Dividends to preferred shareholders	—	—	(385)	(744)	(715)
Net loss attributable to common shareholders	$(2,517)	$(3,800)	$(9,292)	$(6,193)	$(5,947)

Net loss per common share basic and diluted (4)	$(0.02)	$(0.02)	$(0.08)	$(0.06)	$(0.06)
Weighted average shares outstanding basic and diluted	159,380	155,456	116,511	108,509	107,636

(1)	Sales, net include excise taxes of $7,452, $6,754, $6,421, $5,964 and $5,461, respectively.

(2)	Operating loss for the year ended March 31, 2013 includes a $1,716 loss on wine assets.

(3)	Consists of federal, state and local taxes attributable to GCP, which does not file a consolidated return.

(4)	Per share computations were positively impacted by the increase in shares outstanding in each of the above years.

	As of March 31,
	2016	2015	2014	2013	2012

Selected balance sheet data
(in thousands):
Cash and cash equivalents	$1,431	$1,192	$909	$439	$484
Working capital	29,365	25,660	19,068	13,948	11,594
Total assets	50,292	44,039	36,522	33,117	31,355
Total debt	13,975	12,789	7,575	9,298	4,061
Total liabilities	26,540	22,944	16,586	20,207	13,772
Total controlling shareholders’ equity	20,400	18,551	17,717	11,628	16,910

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

•	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
•	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskies, sales of which have grown substantially in recent years;
•	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
•	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
•	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

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

Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. We purchase certain products, such as Goslings rums and ginger beer, Pallini liqueurs, Gozio amaretto and Tierras tequila, as finished goods. For other products, such as Jefferson’s bourbons, we purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. Our U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S.

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

While we expect the absolute level of selling expense to increase in the coming years, we expect selling expense as a percentage of revenues and on a per case basis to decline or remain constant, as our volumes expand and our sales team sells a larger number of brands.

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2017 to be higher than fiscal 2016 due to costs associated with increased infrastructure to support our growth. However, we expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Year ended March 31,
	2016	2015	2014
Cases
United States	340,782	310,106	307,584
International	85,558	82,632	81,790

Total	426,340	392,738	389,374

Rum	180,698	171,189	166,939
Whiskey	109,990	84,713	70,592
Liqueur	91,010	89,369	91,832
Vodka	43,608	46,347	55,145
Tequila	1,034	1,106	1,153
Wine	—	—	3,709
Other spirits	—	14	4

Total	426,340	392,738	389,374

Percentage of Cases
United States	79.9%	79.0%	79.0%
International	20.1%	21.0%	21.0%

Total	100.0%	100.0%	100.0%

Rum	42.5%	43.6%	42.8%
Whiskey	25.8%	21.6%	18.1%
Liqueur	21.3%	22.7%	23.6%
Vodka	10.2%	11.8%	14.2%
Tequila	0.2%	0.3%	0.3%
Wine	—%	—%	1.0%
Other spirits	—%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Goslings Stormy Ginger Beer, for the periods presented:

	Year ended March 31,
	2016	2015	2014
Cases
United States	1,070,173	682,190	403,195
International	45,101	33,232	26,323

Total	1,115,274	715,422	429,518

United States	96.0%	95.4%	93.9%
International	4.0%	4.6%	6.1%

Total	100.0%	100.0%	100.0%

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

Goodwill and other intangible assets

At each of March 31, 2016 and 2015, we had $0.5 million of goodwill that arose from acquisitions. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. We may also elect not to perform the qualitative assessment and, instead, proceed direct to the quantitative impairment test. Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment.

Under the goodwill two-step quantitative impairment test we evaluate the recoverability of goodwill and indefinite lived intangible assets at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

Under the goodwill qualitative assessment at March 31, 2016 and 2015, various events and circumstances that would affect the estimated fair value of each reporting unit were identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment. Based on this assessment, we determined that no quantitative assessment was required.

We did not record any impairment on goodwill or other intangible assets for fiscal 2016, 2015 or 2014.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We are required to amortize intangible assets with estimable useful lives over their respective estimated useful lives to the estimated residual values and to review intangible assets with estimable useful lives for impairment in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets.”

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Stock-based compensation was $1.4 million, $0.8 million and $0.4 million for fiscal 2016, 2015 and 2014, respectively. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2016, 2015 and 2014 are included in note 12 to our accompanying consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Year ended March 31,
	2016	2015	2014
Sales, net	100.0%	100.0%	100.0%
Cost of sales	60.5%	62.5%	63.4%

Gross profit	39.5%	37.5%	36.6%

Selling expense	26.6%	26.5%	26.0%
General and administrative expense	10.2%	11.3%	11.5%
Depreciation and amortization	1.3%	1.6%	1.8%

Income (loss) from operations	1.4%	(1.9)%	(2.7)%

Income (loss) from equity investment in non-consolidated affiliate	0.0%	0.0%	(1.0)%
Foreign exchange loss	(0.3)%	(0.0)%	(0.6)%
Interest expense, net	(1.5)%	(2.0)%	(2.2)%
Net change in fair value of warrant liability	0.0%	0.0%	(11.2)%
Loss before provision for income taxes	(0.4)%	(3.9)%	(17.7)%
Income tax (expense) benefit, net	(2.0)%	(2.2)%	1.2%

Net loss	(2.4)%	(6.1)%	(16.5)%
Net income attributable to noncontrolling interests	(1.1)%	(0.6)%	(1.9)%

Net loss attributable to controlling interests	(3.5)%	(6.7)%	(18.4)%

Dividend to preferred shareholders	0.0%	0.0%	(0.8)%

Net loss attributable to common shareholders	(3.5)%	(6.7)%	(19.2)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Year ended March 31,
	2016	2015	2014
Net loss attributable to common shareholders	$(2,516,368)	$(3,799,742)	$(9,291,346)
Adjustments:
Interest expense, net	1,088,539	1,129,047	1,062,219
Income tax expense (benefit), net	1,450,848	1,278,999	(590,414)
Depreciation and amortization	939,513	907,540	860,254
EBITDA income (loss)	962,532	(484,156)	(7,959,287)
Allowance for doubtful accounts	61,000	236,000	403,049
Allowance for obsolete inventory	200,000	281,000	200,000
Stock-based compensation expense	1,370,556	787,710	393,914
Other expense (income), net	666	(16,602)	—
(Income) loss from equity investment in non-consolidated affiliate	(18,667)	—	502,518
Foreign exchange loss	190,867	4,564	284,962
Net change in fair value of warrant liability	—	—	5,392,594
Net income attributable to noncontrolling interests	809,662	325,829	935,035
Dividend to preferred shareholders	—	—	384,599
EBITDA, as adjusted	3,576,616	1,134,345	537,384

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

Our EBITDA, as adjusted, improved to $3.6 million for the year ended March 31, 2016, as compared to $1.1 million for the prior year, primarily as a result of our increased sales and gross profit. Our EBITDA, as adjusted, improved to $1.1 million for the year ended March 31, 2015, as compared to $0.5 million for the prior year, primarily as a result of our increased sales and gross profit.

Fiscal 2016 compared with fiscal 2015

Net sales. Net sales increased 25.7% to $72.2 million for the year ended March 31, 2016, as compared to $57.5 million for the prior fiscal year, due to sales growth of our Jefferson’s portfolio and our Goslings rum and Goslings Stormy Ginger Beer, partially offset by decreases in sales of vodka. Also, for the year ended March 31, 2016, sales of our Goslings Stormy Ginger Beer increased by 400,223 cases, or 56.0%, overall, including a 388,354 case increase, or 57.0%, in U.S. case sales as compared to the prior year. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer and Goslings brand awareness, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the year ended March 31, 2016 as compared to the year ended March 31, 2015:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	9,509	9,452	5.6%	7.6%
Whiskey	25,277	20,734	29.8%	38.4%
Liqueur	1,641	2,644	1.8%	3.0%
Vodka	(2,739)	(2,068)	(5.9)%	(4.9)%
Tequila	(72)	(72)	(6.5)%	(6.5)%
Other spirits	(14)	(14)	(100.0)%	(100.0)%

Total	33,602	30,676	8.6%	9.9%

Our international spirits case sales as a percentage of total spirits case sales decreased to 20.1% for the year ended March 31, 2016 as compared to 21.0% for the prior year, primarily due to the timing of shipments of rum to our international wholesaler.

The following table presents the increase in case sales of related non-alcoholic beverage products for the year ended March 31, 2016 as compared to the year ended March 31, 2015:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	399,852	387,983	55.9%	56.9%

Gross profit. Gross profit increased 32.4% to $28.6 million for the year ended March 31, 2016 from $21.6 million for the prior fiscal year, and our gross margin increased to 39.5% for the year ended March 31, 2016 compared to 37.5% for the prior year. The increase in gross profit was primarily due to increased sales volume and revenue in the current period, while the increase in gross margin was due to increased sales of our more profitable brands, in particular the Jefferson’s bourbons, partially offset by increased sales of lower-margin Goslings Stormy Ginger Beer. During the year ended March 31, 2016, we recorded an addition to allowance for obsolete and slow moving inventory of $0.2 million, as compared to $0.3 million for the prior fiscal year. We recorded these allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charges have been recorded as an increase to cost of sales in the relevant period. Net of the allowance for obsolete inventory, our gross margin for the year ended March 31, 2016 was 39.8% as compared to 38.0% for the prior year.

Selling expense. Selling expense increased 26.0% to $19.2 million for the year ended March 31, 2016 from $15.3 million for the prior year, primarily due to a $2.7 million increase in advertising, marketing and promotion expense related to increased sales volume and the timing of certain sales and marketing programs, including the 35th America’s Cup sponsorship, and a $1.3 million increase in employee costs. The increase in sales resulted in selling expense as a percentage of net sales remaining relatively constant at 26.6% for the year ended March 31, 2016 as compared to 26.5% for the prior fiscal year.

General and administrative expense. General and administrative expense increased 13.8% to $7.4 million for the year ended March 31, 2016 from $6.5 million for the prior year, primarily due to a $0.5 million increase in employee expense, a $0.4 million increase in professional fees and a $0.4 million increase in stock-based compensation expense. Increased sales resulted in general and administrative expense as a percentage of net sales decreasing to 10.2% for the year ended March 31, 2016 as compared to 11.3% for the prior fiscal year. As a result of our becoming an accelerated filer, we expect general and administrative expense to further increase in the near term due to the costs and fees associated with the additional regulatory requirements.

Depreciation and amortization. Depreciation and amortization was $0.9 million for each of the years ended March 31, 2016 and 2015.

Income (loss) from operations. As a result of the foregoing, results from operations improved to income of $1.0 million for the year ended March 31, 2016 as compared to a loss of ($1.1) million for the prior year. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, GCP, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($1.5) million for the year ended March 31, 2016 as compared to net expense of ($1.3) million for the prior year.

Foreign exchange loss. Foreign exchange loss for the year ended March 31, 2016 was ($0.2) million as compared to a de minimis loss for the prior fiscal year due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.1) million for each of the years ended March 31, 2016 and 2015 due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was ($0.8) million for the year ended March 31, 2016 as compared to ($0.3) million for the prior year, both the result of allocated net income recorded by our 60% owned subsidiary, GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($2.5) million for the year ended March 31, 2016 as compared to ($3.8) million for the prior year. Net loss per common share, basic and diluted, was ($0.02) per share for each of the years ended March 31, 2016 and 2015.

Fiscal 2015 compared with fiscal 2014

Net sales. Net sales increased 19.4% to $57.5 million for the year ended March 31, 2015, as compared to $48.1 million for the prior year, due to the overall growth of our Goslings Stormy Ginger Beer, Jefferson's and Jefferson’s Reserve bourbons, Clontarf Irish whiskey and Pallini liqueurs. Overall spirits sales volume for fiscal 2015 was negatively impacted by the cessation of sales of Hasse Apple Pie Liqueurs and wines, and our inability to source supply for Jefferson’s Rye in fiscal 2015, all of which we sold in fiscal 2014 but did not sell in fiscal 2015. Sales volume was also negatively impacted by lower sales volume of vodka and destocking of Goslings rums at the wholesale level. These shortfalls were partially offset by increases in sales of our Jefferson’s, Jefferson’s Reserve and Jefferson’s Ocean Aged at Sea bourbons and our Irish whiskey portfolio. Also, fiscal 2015 sales of our Goslings Stormy Ginger Beer increased by 286,140 cases, or 66.7%, overall, including a 279,231 case increase, or 69.4%, in U.S. case sales as compared to fiscal 2014.

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

General and administrative expense. General and administrative expense increased 17.3% to $6.5 million for the year ended March 31, 2015 from $5.5 million for the prior year, primarily due to a $0.3 million increase in each of professional fees, employee expense and non-cash stock-based compensation expense, and a $0.1 million increase in insurance expense. The increase in sales resulted in general and administrative expense as a percentage of net sales remaining relatively constant at 11.3% for the year ended March 31, 2015 as compared to 11.5% for the prior fiscal year.

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

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended March 31, 2016, we had a net loss of $1.7 million, and used cash of $2.9 million in operating activities. As of March 31, 2016, we had cash and cash equivalents of $1.4 million and had an accumulated deficit of $145.9 million.

Existing Financing

We and our wholly-owned subsidiary Castle Brands (USA) Corp. (“CB-USA”) are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), , which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskies in support of the growth of our Jefferson’s bourbons, in the amount of $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit)..

Pursuant to the Loan Agreement Amendment, we and CB-USA may borrow up to the lesser of (x) $19.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces our bourbon term loan (the “Bourbon Term Loan”), which was paid in full in the normal course of business in May 2015.

In connection with the Loan Agreement, we entered into a Reaffirmation Agreement with (i) certain of our officers, including John Glover, our Chief Operating Officer, T. Kelley Spillane, our Senior Vice President - Global Sales, and Alfred J. Small, our Senior Vice President, Chief Financial Officer, Treasurer & Secretary and (ii) certain junior lenders of ours, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director of ours and a principal shareholder of ours, Mark E. Andrews, III, a director of ours and our Chairman, an affiliate of Richard J. Lampen, a director of ours and our President and Chief Executive Officer, an affiliate of Glenn Halpryn, a former director of ours, Dennis Scholl, a former director of ours, and Vector Group Ltd., a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Phillip Frost, M.D. is a principal shareholder, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, us and ACF.

ACF also required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), and Alfred J. Small ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the Loan Agreement Amendment and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 6.0% and the Purchased Inventory Sublimit currently bears interest at 7.75%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets.

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2016, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

In December 2009, GCP, a 60% owned subsidiary, issued a promissory note in the aggregate principal amount of $0.2 million to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity.

We have arranged various credit facilities aggregating €0.3 million or $0.3 million (translated at the March 31, 2016 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the March 31, 2016 exchange rate) with the bank to secure these borrowings.

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

We may forcibly convert all or any part of the Convertible Notes and all accrued but unpaid interest thereon if (i) the average daily volume of the Common Stock (as reported on the principal market or exchange on which the Common Stock is listed or quoted for trading) exceeds $50,000 per trading day and (ii) the volume weighted average price of the Common Stock for at least twenty (20) trading days during any thirty (30) consecutive trading day period exceeds 250% of the then-current Conversion Price. Any forced conversion will be applied ratably to the holders of all Convertible Notes based on each holder’s then-current note holdings.

In November 2014, we entered into a distribution agreement (the “2014 Distribution Agreement”) with Barrington Research Associates, Inc. (“Barrington”) as sales agent, under which we may issue and sell over time and from time to time, to or through Barrington, shares (the “Shares”) of our Common Stock having a gross sales price of up to $10.0 million. The 2014 Distribution Agreement replaced the prior equity distribution agreement entered into with Barrington in November 2013, under which we could offer and sell Shares having a gross sale price of up to $6.0 million.

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

During the twelve months ended March 31, 2016, we sold 2.1 million Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of approximately $3.3 million, before deducting sales agent and offering expenses of approximately $0.1 million. We used a portion of the proceeds to finance our investment in Copperhead Distillery Company and intend to use the remaining and any future proceeds for general corporate purposes. As of June 9, 2016, approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of March 31, 2016, we had shareholders’ equity of $23.8 million as compared to $21.1 million at March 31, 2015. This increase is primarily due to the net issuance of $3.2 million of Common Stock under the 2014 Distribution Agreement, partially offset by our $1.7 million net loss, the $0.6 million subsidiary dividend paid to noncontrolling interests and our total comprehensive loss for the year ended March 31, 2016.

We had working capital of $29.4 million at March 31, 2016 as compared to $25.7 million at March 31, 2015. This increase is primarily due to a $6.1 million increase in inventory and a $0.2 million increase in cash and cash equivalents, partially offset by a net $3.2 million increase in accounts payable and accrued expenses.

As of March 31, 2016, we had cash and cash equivalents of approximately $1.4 million, as compared to $1.2 million as of March 31, 2015. The increase is primarily attributable to the equity issued and debt raised, offset by the funding of our operations and working capital needs for the year ended March 31, 2016. At March 31, 2016, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

As of March 31, 2016, we had borrowed $12.1 million of the $19.0 million available under the Credit Facility, including $2.6 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.5 million in potential availability for working capital needs under the Credit Facility and $4.4 million available for aged whiskey inventory purchases. As of the date of this report, we had borrowed $11.7 million of the $19.0 million available under the Credit Facility, including $2.5 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.8 million in potential availability for working capital needs under the Credit Facility and $4.5 million available for aged whiskey inventory purchases. We believe our current cash and working capital, the availability under the Credit Facility and the additional funds that may be raised under the 2014 Distribution Agreement will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least March 2017.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Year ended March 31,
	2016	2015	2014
		(in thousands)
Net cash provided by (used in):
Operating activities	$(2,854)	$(8,852)	$(5,820)
Investing activities	(990)	(495)	(208)
Financing activities	4,087	9,627	6,494

Effect of foreign currency translation	(4)	3	3

Net increase in cash and cash equivalents	$239	$283	$469

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Tierras tequila, or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at March 31, 2016 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the year ended March 31, 2016, net cash used in operating activities was $2.9 million, consisting primarily of a net loss of $1.7 million, a $6.5 million increase in inventory, a $0.6 million decrease in due to related parties and a $0.1 million increase in prepaid expenses and supplies. These uses of cash were partially offset by a $3.2 million increase in accounts payable and accrued expense, a $0.1 million increase in due from affiliates, stock based compensation expense of $1.4 million and depreciation and amortization expense of $0.9 million.

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

Investing Activities. Net cash used in investing activities was $1.0 million for the year ended March 31, 2016, representing a $0.5 million investment in Copperhead Distillery and $0.5 million used in the acquisition of fixed and intangible assets.

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

Financing activities. Net cash provided by financing activities for the year ended March 31, 2016 was $4.1 million, consisting primarily of $3. 1 million in net proceeds from the issuance of Common Stock pursuant to the 2014 Distribution Agreement, $2.0 million in net proceeds from the Credit Facility and $0.4 million from the exercise of Common Stock options, partially offset by $0.7 million paid on the Bourbon Term Loan and $0.6 million in dividends paid to non-controlling interests of GCP.

Net cash provided by financing activities for the year ended March 31, 2015 was $9.6 million, consisting of $8.2 million in net proceeds from the Credit Facility, $3.1 million in net proceeds from the issuance of Common Stock under our distribution agreements with Barrington, $0.6 million in proceeds from the exercise of 2011 Warrants and $0.2 million in proceeds from the exercise of stock options, partially offset by the $1.25 million repayment of a junior loan and the $1.3 million paid on the Bourbon Term Loan.

Net cash provided by financing activities for the year ended March 31, 2014 was $6.5 million, consisting of $4.3 million in net proceeds from the issuance of Common Stock under our previous distribution agreement with Barrington, $3.8 million in proceeds from the exercise of 2011 Warrants, $2.1 million from the issuance of the Convertible Notes and $1.25 million from issuance of a junior loan, offset by the $4.5 million paid on the Credit Facility, $0.5 million paid on the Bourbon Term Loan and $0.1 million paid on the foreign revolving credit facilities.

Obligations and commitments

The table sets forth our contractual commitments as of March 31, 2016:

	Payments due by period
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
	(In thousands)

Long-term debt obligations (1)	$837	$1,674	$14,287	$-	$16,798
Supply agreements (2)	3,454	8,714	6,102	9,011	27,281
Operating leases (3)	365	706	310	-	1,381
Total	$4,656	$11,094	$20,699	$9,011	$45,460

Interest payments are based on current interest rates at March 31, 2016. Debt principal and debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of March 31, 2016. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2016. Our estimate assumes that we will maintain the same levels of indebtedness and financial performance through the credit facility’s maturity in July 2019.

(1)	Long-term debt obligations. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and note 8 to our accompanying consolidated financial statements.

(2)	Supply agreements. For a discussion of our supply agreements, see note 14 to our accompanying consolidated financial statements.

(3)	Operating leases. For a discussion of our operating leases, please see note 14 E to our accompanying consolidated financial statements.

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

Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2016, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2016, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S.$1.13553 (equivalent to U.S.$1.00 = €0.88065) and £1.00 = U.S.$1.43677 (equivalent to U.S.$1.00 = £0.69601).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2016, 2015 or 2014. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Recent accounting pronouncements

We discuss recently issued and adopted accounting standards in the “Accounting standards adopted” and “Recent accounting pronouncements” sections of note 1 to our accompanying consolidated financial statements.

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2016, we had $12.1 million outstanding under the Credit Facility, including $2.6 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of March 31, 2016, we had nothing outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $12.1 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at March 31, 2016 would have an impact of approximately $101,003 on our interest expense for the year.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the year ended March 31, 2016, Euro denominated sales accounted for approximately 8.0% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the year ended March 31, 2016, Euro denominated expenses accounted for approximately 8.0% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $567,571 on our income from operations for the year ended March 31, 2016.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At March 31, 2016 and 2015, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was income of $92,131 for the year ended March 31, 2016, a loss of ($561,009) for the year ended March 31, 2015 and income of $193,178 for the year ended March 31, 2014. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $308,000 for the year ended March 31, 2016 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of March 31, 2016, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2016. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 13, 2016, appearing under Item 9A of the Company’s March 31, 2016 annual report on Form 10-K, expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

June 13, 2016

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2016	March 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$1,430,532	$1,191,603
Accounts receivable — net of allowance for doubtful accounts of $245,238 and $154,434 at March 31, 2016 and 2015, respectively	10,410,571	10,550,990
Due from shareholders and affiliates	3,279	138,750
Inventories— net of allowance for obsolete and slow moving inventory of $331,008 and $267,557 at March 31, 2016 and 2015, respectively	27,233,322	21,068,241
Prepaid expenses and other current assets	1,611,797	1,492,806

Total Current Assets	40,689,501	34,442,390

Equipment — net	876,255	665,373

Intangible assets — net of accumulated amortization of $7,372,585 and $6,713,774 at March 31, 2016 and 2015, respectively	7,048,302	7,683,227
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	518,667	—
Restricted cash	345,076	329,471
Other assets	300,386	385,253

Total Assets	$50,274,413	$44,001,940

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$—	$34,141
Accounts payable	5,652,260	5,753,617
Accrued expenses	4,352,170	1,067,460
Due to shareholders and affiliates	1,338,072	1,963,883

Total Current Liabilities	11,342,502	8,819,101

Long-Term Liabilities
Credit facility (including $275,625 of related-party participation at March 31, 2016 and none at March 31, 2015)	12,088,594	10,123,544
Bourbon term loan (including $179,063 of related-party participation at March 31, 2015)	—	744,900
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at March 31, 2016 and 2015)	1,675,000	1,675,000
Notes payable – GCP Note	211,580	211,580
Deferred tax liability	1,204,000	1,333,152

Total Liabilities	26,521,676	22,907,277

Commitments and Contingencies (Note 14)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and 2015	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at March 31, 2016 and 2015, 160,474,777 and 157,187,658 shares issued and outstanding at March 31, 2016 and 2015, respectively	1,604,748	1,571,877
Additional paid-in capital	166,866,671	162,626,893
Accumulated deficit	(145,878,079)	(143,361,711)
Accumulated other comprehensive loss	(2,193,794)	(2,285,925)

Total controlling shareholders’ equity	20,399,546	18,551,134

Noncontrolling interests	3,353,191	2,543,529

Total Equity	23,752,737	21,094,663

Total Liabilities and Equity	$50,274,413	$44,001,940

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	2016	2015	2014
Sales, net*	$72,220,368	$57,457,421	$48,140,483
Cost of sales*	43,666,798	35,884,632	30,536,667

Gross profit	28,553,570	21,572,789	17,603,816

Selling expense	19,222,659	15,254,818	12,529,684
General and administrative expense	7,385,851	6,488,336	5,533,711
Depreciation and amortization	939,513	907,540	860,254

Income (loss) from operations	1,005,547	(1,077,905)	(1,319,833)

Other (expense) income, net	(666)	16,602	—
Income (loss) from equity investment in non-consolidated affiliate	18,667	—	(502,518)
Foreign exchange loss	(190,867)	(4,564)	(284,962)
Interest expense, net	(1,088,539)	(1,129,047)	(1,062,219)
Net change in fair value of warrant liability	—	—	(5,392,594)

Loss before provision for income taxes	(255,858)	(2,194,914)	(8,562,126)
Income tax (expense) benefit, net	(1,450,848)	(1,278,999)	590,414

Net loss	(1,706,706)	(3,473,913)	(7,971,712)
Net income attributable to noncontrolling interests	(809,662)	(325,829)	(935,035)

Net loss attributable to controlling interests	(2,516,368)	(3,799,742)	(8,906,747)

Dividend to preferred shareholders	—	—	(384,599)

Net loss attributable to common shareholders	$(2,516,368)	$(3,799,742)	$(9,291,346)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.02)	$(0.02)	$(0.08)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	159,380,223	155,456,341	116,511,444

*Sales, net and Cost of sales include excise taxes of $7,451,569, $6,754,453 and $6,420,730 for the years ended March 31, 2016, 2015 and 2014, respectively.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Years ended March 31,
	2016	2015	2014
Net loss	$(1,706,706)	$(3,473,913)	$(7,971,712)
Other comprehensive income (loss):
Foreign currency translation adjustment	92,131	(561,009)	193,178

Total other comprehensive income (loss):	92,131	(561,009)	193,178

Comprehensive loss	$(1,614,575)	$(4,034,922)	$(7,778,534)

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
BALANCE, MARCH 31, 2013	6,701	$67,013	108,773,034	$1,087,730	$142,661,542	$(130,270,623)	$(1,918,094)	$1,282,665	$12,910,233

Net (loss) income						(8,906,747)		935,035	(7,971,712)
Foreign currency translation adjustment							193,178		193,178
Issuance of common stock, net of issuance costs			5,394,608	53,946	4,293,356				4,347,302
Conversion of series A preferred stock and accrued dividends	(6,701)	(67,013)	27,465,610	274,656	(207,643)				—
Exercise of common stock warrants			10,127,123	101,271	3,747,061				3,848,332
Exercise of common stock options			80,758	808	25,168				25,976
Accrued dividends - series A convertible preferred stock					384,599	(384,599)			—
Reclassification of liability to equity-warrant					6,187,968				6,187,968
Stock-based compensation					393,914				393,914

BALANCE, MARCH 31, 2014	—	$—	151,841,133	$1,518,411	$157,485,965	$(139,561,969)	$(1,724,916)	$2,217,700	$19,935,191
Net (loss) income						(3,799,742)		325,829	(3,473,913)
Foreign currency translation adjustment							(561,009)		(561,009)
Issuance of common stock, net of issuance costs			2,537,924	25,379	3,108,189				3,133,568
Exercise of common stock warrants			1,657,802	16,578	613,387				629,965
Surrender of common stock in connection with exercise of common stock warrant			(27,902)	(279)	(30,971)				(31,250)
Conversion of 5% convertible notes and accrued interest thereon			501,574	5,017	446,400				451,417
Exercise of common stock options			677,127	6,771	216,213				222,984
Stock-based compensation					787,710				787,710

BALANCE, MARCH 31, 2015	—	$—	157,187,658	$1,571,877	$162,626,893	$(143,361,711)	$(2,285,925)	$2,543,529	$21,094,663

Net (loss) income						(2,516,368)		809,662	(1,706,706)
Foreign currency translation adjustment							92,131		92,131
Issuance of common stock, net of issuance costs of $124,876			2,119,282	21,193	3,105, 920				3,127,113
Exercise of common stock options			1,079,602	10,796	364,184				374,980
Common stock issued under 2013 incentive compensation plan			88,235	882	119,118				120,000
Subsidiary dividend paid to non-controlling interests					(600,000)				(600,000)
Stock-based compensation					1,250,556				1,250,556

BALANCE, MARCH 31, 2016	—	$—	160,474,777	$1,604,748	$166,866,671	$(145,878,079)	$(2,193,794)	$3,353,191	$23,752,737

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended March 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,706,706)	$(3,473,913)	$(7,971,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	939,513	907,540	860,254
Provision for doubtful accounts	61,000	(49,984)	133,726
Amortization of deferred financing costs	177,127	166,942	161,178
Change in fair value of warrant liability	—	—	5,392,594
Deferred income tax expense (benefit), net	(129,152)	288,178	(590,414)
Net (income) loss from equity investment in non-consolidated affiliate	(18,667)	—	502,518
Effect of changes in foreign currency translation	190,867	4,564	284,962
Stock-based compensation expense	1,370,556	787,710	393,914
Addition to provision for obsolete inventories	200,000	281,000	200,000
Changes in operations, assets and liabilities:
Accounts receivable	85,040	(1,671,925)	(1,959,593)
Due from affiliates	135,471	(23,462)	(193,680)
Inventory	(6,498,338)	(7,223,601)	(1,246,553)
Prepaid expenses and supplies	(117,258)	77,587	(591,188)
Other assets	(92,260)	(272,000)	(188,867)
Accounts payable and accrued expenses	3,163,818	1,321,722	(597,127)
Accrued interest	10,579	—	6,379
Due to related parties	(625,812)	27,642	(416,064)

Total adjustments	(1,147,516)	(5,378,087)	2,152,039

NET CASH USED IN OPERATING ACTIVITIES	(2,854,222)	(8,852,000)	(5,819,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(466,462)	(333,742)	(234,693)
Acquisition of intangible assets	(23,885)	(160,109)	(26,980)
Investment in non-consolidated affiliate, at equity	(500,000)	—	—
Change in restricted cash	(257)	(929)	60,137
Payments under contingent consideration agreements	—	—	(5,940)

NET CASH USED IN INVESTING ACTIVITIES	(990,604)	(494,780)	(207,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) credit facility	1,965,050	8,170,507	(4,548,284)
Payments on Bourbon term loan	(744,900)	(1,270,100)	(481,000)
(Payments on) proceeds from Junior loan	—	(1,250,000)	1,250,000
Proceeds from 5% Convertible notes	—	—	2,125,000
Net (payments on) proceeds from foreign revolving credit facility	(34,743)	21,278	(73,797)
Proceeds from issuance of common stock	3,251,989	3,319,915	4,531,643
Payments for costs of stock issuance	(124,876)	(186,347)	(184,341)
Subsidiary dividend paid to non-controlling interests	(600,000)	—	—
Proceeds from exercise of common stock warrants	—	598,715	3,848,332
Proceeds from exercise of common stock options	374,980	222,984	25,976

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,087,500	9,626,952	6,493,529

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(3,745)	2,930	2,798
NET INCREASE IN CASH AND CASH EQUIVALENTS	238,929	283,102	469,178
CASH AND CASH EQUIVALENTS — BEGINNING	1,191,603	908,501	439,323

CASH AND CASH EQUIVALENTS — ENDING	$1,430,532	$1,191,603	$908,501
SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	—	$—	$8,349,539
Surrender of common stock in connection with exercise of common stock warrant	—	$31,250	$—
Conversion of 5% convertible note, and accrued interest thereon, to common stock	—	$451,417	$—

Interest paid	$894,099	$937,973	$867,782
Income taxes paid	$1,079,387	$293,525	$14,848

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Description of business — The consolidated financial statements include the accounts of Castle Brands Inc. (“the Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

C.	Brands — Rum and Ginger Beer — Goslings rums, a family of premium rums with a 200-year history, including the award-winning Goslings Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, and Goslings Stormy Ginger Beer, an essential non-alcoholic ingredient in Goslings trademarked Dark ‘n Stormy ® rum cocktail.

Whiskey —Premium small batch bourbons: Jefferson’s, Jefferson’s Reserve, Jefferson’s Chef’s Collaboration, Jefferson’s Ocean Aged at Sea, Jefferson’s Wine Finish Collection, Jefferson’s Wood Experiments and Jefferson’s Presidential Select, Jefferson’s Rye, an aged rye whiskey, and Jefferson’s The Manhattan: Barrel Finished Cocktail, a ready-to-drink cocktail; the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt and classic pure grain versions; Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years, and Knappogue Twin Wood, the first Sherry Finished Knappogue Castle Whiskey.

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

D.	Cash and cash equivalents — The Company considers all highly liquid instruments with a maturity at date of acquisition of three months or less to be cash equivalents.

E.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

F.	Trade accounts receivable — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of its customers. For the years ended March 31, 2016, 2015 and 2014, the Company recorded an addition to allowances for doubtful accounts of $61,000, $236,000 and $403,409, respectively.

G.	Revenue recognition — Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.	Inventories — Inventories are comprised of distilled spirits, bulk wine, dry good raw materials (bottles, labels, corks and caps), packaging and finished goods, and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded in cost of goods sold. See Note 3.

During the years ended March 31, 2016, 2015 and 2014, the Company recorded an addition to allowances for obsolete and slow moving inventory of $200,000, $281,000 and $200,000, respectively. The Company recorded these allowances on both raw materials and finished goods, primarily in connection with the disposition of wine brands, label and packaging changes made to certain brands, as well as wine spoilage and certain cost variances. The charges have been recorded as increases to Cost of Sales in the respective years.

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

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other”, impairment of goodwill must be tested at least annually by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. An entity may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test shall be used. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. The estimates that most significantly affect the fair value calculation are related to revenue growth, cost of sales, selling and marketing expenses and discount rates. Impairment testing is done at the reporting level. If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid. Rights, trademarks, trade names and formulations are indefinite lived intangible assets not subject to amortization and are tested for impairment at least annually. The impairment test consists of a comparison of the fair value of the asset group allocated to each reporting unit with its allocated carrying amount.

Under the goodwill qualitative assessment at March 31, 2016 and 2015, various events and circumstances that would affect the estimated fair value of each reporting unit were identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment. Based on this assessment, the Company determined that no quantitative assessment was required.

K.	Impairment and disposal of long-lived assets — Under ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. There were no impairments recorded during the years ended March 31, 2016, 2015 and 2014.

L.	Shipping and handling — The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense and were $2,635,430, $2,574,471 and $1,879,881 for the years ended March 31, 2016, 2015 and 2014, respectively.

M.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

N.	Distributor charges and promotional goods — The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. Also, the Company has entered into arrangements with certain of its distributors whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

O.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

P.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

R.	Research and development costs — The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

S.	Advertising — Advertising costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $4,960,301, $3,184,392 and $2,052,819 for the years ended March 31, 2016, 2015 and 2014, respectively.

T.	Use of estimates — The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and equity issuances, warrant valuation, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

U.	Recent accounting pronouncements — In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning April 1, 2016. In June, 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This update addresses presentation and subsequent measurement of debt issuance costs related to line-of credit arrangements. Commitment fees paid to the lender represent the benefit of being able to access capital over the contractual term, and therefore, are not in the scope of the new guidance and it is appropriate to present such fees as an asset on the balance sheet, regardless of whether or not there are outstanding borrowings under the revolver. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

V.	Accounting standards adopted — In November 2015, the FASB issued ASU 2015-17—Balance Sheet Classification of Deferred Taxes. As part of the FASB's accounting simplification initiative, ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for entities for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented. Early adoption is permitted, and the Company adopted this guidance beginning with its Annual Report on Form 10-K for the fiscal year ending March 31, 2016. The adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible notes outstanding. In computing diluted net loss per share for the years ended March 31, 2016, 2015 and 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2016	2015	2014
Stock options	13,508,086	11,988,188	11,174,007
Warrants to purchase common stock	—	120,000	1,777,802
5% Convertible notes	1,861,111	1,861,111	2,361,111

Total	15,369,197	13,969,299	15,312,920

NOTE 3 — INVENTORIES

	March 31,
	2016	2015
Raw materials – net	$11,976,561	$9,250,893
Finished goods – net	15,256,761	11,817,348

Total	$27,233,322	$21,068,241

As of March 31, 2016 and 2015, 11% and 10%, respectively, of raw materials and 5% and 4%, respectively, of finished goods were located outside of the United States.

In the years ended March 31, 2016, 2015 and 2014, the Company acquired $5,441,432, $5,333,763 and $3,343,500 of aged bourbon whiskey, respectively, in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc., consolidated

For the years ended March 31, 2016, 2015 and 2014, GCP had pretax net income on a stand-alone basis of $3,475,006, $814,573 and $2,337,759, respectively. The Company allocated 40% of this net income, or $1,390,002, $325,829 and $935,035, to non-controlling interest for the years ended March 31, 2016, 2015 and 2014, respectively. Combined with the effects of income tax expense, net, allocated to noncontrolling interests as described in Note 1.Q Income Taxes, the cumulative balance allocated to noncontrolling interests in GCP was $3,353,191 and $2,543,529 at March 31, 2016 and 2015, respectively, as shown on the accompanying consolidated balance sheets.

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

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated to the storage of Jefferson’s whiskies. The Company has accounted for this investment under the equity method of accounting. For the initial period ended March 31, 2016, the Company recognized $18,667 of income from this investment. The investment balance was $518,667 at March 31, 2016.

NOTE 5 — EQUIPMENT, NET

Equipment consists of the following:

	March 31,
	2016	2015
Equipment and software	$2,796,064	$2,434,340
Furniture and fixtures	112,676	40,898
Leasehold improvements	42,730	—

	2,951,470	2,475,238
Less: accumulated depreciation	2,075,215	1,809,865

Balance	$876,255	$665,373

Depreciation expense for the years ended March 31, 2016, 2015 and 2014 totaled $280,702, $249,683 and $204,180, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of March 31, 2016 and 2015.

Intangible assets consist of the following:

	March 31,
	2016	2015
Definite life brands	$170,000	$170,000
Trademarks	631,693	631,693
Rights	8,271,555	8,271,555
Product development	185,207	161,321
Patents	994,000	994,000
Other	55,460	55,460
	10,307,915	10,284,029
Less: accumulated amortization	7,372,585	6,713,774

Net	2,935,330	3,570,255
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972
	$7,048,302	$7,683,227

Accumulated amortization consists of the following:

	March 31,
	2016	2015
Definite life brands	$170,000	$170,000
Trademarks	331,366	295,956
Rights	6,065,111	5,513,162
Product development	29,188	24,002
Patents	776,920	710,654
Other	-	-
Accumulated amortization	$7,372,585	$6,713,774

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Amortization expense for the years ended March 31, 2016, 2015 and 2014 totaled $658,811, $655,769 and $654,005, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2017	$660,690
2018	660,566
2019	642,233
2020	602,578
2021	49,585

Total	$2,615,652

NOTE 7 — RESTRICTED CASH

At March 31, 2016 and 2015, the Company had €303,890 or $345,076 (translated at the March 31, 2016 exchange rate) and €303,657 or $329,471 (translated at the March 31, 2015 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 8A below.

NOTE 8 — NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2016	2015
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$34,141
Note payable – GCP note (B)	211,580	211,580
Credit facility (C)	12,088,594	10,123,544
Bourbon term loan (D)	—	744,900
5% Convertible notes (E)	1,675,000	1,675,000

Total	$13,975,174	$12,789,165

A.	The Company has arranged various facilities aggregating €303,890 or $345,076 (translated at the March 31, 2016 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €0 and €31,466 or $34,141 (translated at the March 31, 2015 exchange rate), at March 31, 2016 and 2015, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling's Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2016 and 2015, $10,579 of accrued interest was converted to amounts due to affiliates. At March 31, 2016 and 2015, $211,580 of principal due on the GCP Note was included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $19.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (as amended, the “Amended Agreement”) with ACF FinCo I LP (“ACF”), as successor in interest to Keltic, in order to amend certain terms of the Credit Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modified certain aspects of the existing Credit Facility, including increasing the maximum amount of the Credit Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Credit Facility was extended from December 31, 2016 to July 31, 2019. The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of March 31, 2016, the Credit Facility interest rate was 6.00%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

In connection with the amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement with (a) certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, (b) certain participants in the Bourbon Term Loan and (c) certain junior lenders to the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, an affiliate of Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, an affiliate of Glenn Halpryn, a former director of the Company, Dennis Scholl, a former director of the Company, and Vector Group Ltd., a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer, Henry Beinstein, a director of the Company, is a director and Phillip Frost M.D. is a principal shareholder, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF, as successor-in-interest to Keltic; (ii) an Amended and Restated Term Note; and (iii) an Amended and Restated Revolving Credit Note.

In connection with the Amended Agreement, on September 22, 2014, ACF entered into an amendment to that certain Subordination Agreement, dated as of August 7, 2013 (as amended, the “Subordination Agreement”), by and among ACF, as successor-in-interest to Keltic, and certain junior lenders to the Company; neither the Company nor CB-USA is a party to the Subordination Agreement.

In August 2015, the Company and CB-USA entered into a First Amendment (the “Loan Agreement Amendment”) to the Amended Agreement. Among other changes, the Loan Agreement Amendment increased the amount of the Credit Facility from $12,000,000 to $19,000,000, including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. The maturity date remained unchanged at July 31, 2019. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2016, the interest rate applicable to the Purchased Inventory Sublimit was 7.75%. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. The Company paid ACF an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

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

The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $19,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit. For the year ended March 31, 2016, the Company paid interest at 6% through August 9, 2015, then 5.75% through December 15, 2015, then 6% through March 31, 2016. For the year ended March 31, 2015, the Company paid interest at 6.0%. For the year ended March 31, 2016, the Company paid interest at 7.5% through December 15, 2015, and then at 7.75% through March 31, 2016 on the Purchased Inventory Sublimit. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Loan Agreement Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At March 31, 2016, the Company was in compliance, in all respects, with the covenants under the Amended Agreement.

In August 2015, the Company used $3,000,000 of the Purchased Inventory Sublimit to acquire aged bourbon inventory. Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000) and Alfred J. Small ($15,000) each acquired participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. At March 31, 2016 and 2015, $12,088,594 and $10,123,544, respectively, due on the Credit Facility was included in long-term liabilities. At March 31, 2016 and 2015, there was $6,911,406 and $1,876,456, respectively, in potential availability under the Credit Facility.

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

In connection with the Note Purchase Agreement, each purchaser of the Convertible Notes was required to execute a joinder to the subordination agreement, by and among ACF and certain other junior lenders to the Company; the Company is not a party to the Subordination Agreement.

In the year ended March 31, 2015, Convertible Note holders converted $450,000 of Convertible Notes and $1,417 of accrued interest thereon into 501,574 shares of common stock. At each of March 31, 2016 and 2015, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities, respectively.

Payments due on notes payable are as follows:

Years ending March 31,	Amount
2017	$—
2018	—
2019	1,675,000
2020	12,088,594
2021	211,580
Thereafter	—

Total	$13,975,174

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

During the year ended March 31, 2016, the Company sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and issuance costs of $124,876.

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

Convertible Notes conversion - In the year ended March 31, 2015, Convertible Note holders converted $450,000 of Convertible Notes and $1417 of accrued interest thereon into 501,574 shares of common stock.

Subsidiary dividend - In September 2015, GCP declared and paid a $1,500,000 cash dividend to its shareholders. The Company allocated 40% of this dividend, or $600,000, to non-controlling interests. No dividends were declared or paid in the year ended March 31, 2015.

NOTE 10 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2016 and 2015, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Tax years 2013 through 2016 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2010 through 2016 remain open to examination in certain foreign tax jurisdictions.

The Company’s income tax expense for the years ended March 31, 2016 and 2015 and the Company’s income tax benefit for the year ended March 31, 2014 consist of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company, and foreign taxes. As of March 31, 2016, the Company had federal net operating loss carryforwards of approximately $83,960,000 for U.S. tax purposes, which expire through 2036, and foreign net operating loss carryforwards of approximately $20,100,000, which carry forward without limit of time. Utilization of the U.S. tax losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

The pre-tax income, on a financial statement basis, from foreign sources totaled $129,814 for the year ended March 31, 2016, $90,466 for the year ended March 31, 2015 and $168,233 for the year ended March 31, 2014.

The Company did not have any undistributed earnings from foreign subsidiaries at March 31, 2016 and 2015.

Provision for (benefit from) income taxes consist of the following:

	Federal	State and Local	Total
March 31, 2016:
Current	$1,183,000	$397,000	$1,580,000
Deferred	(148,152)	19,000	(129,152)
Total	$1,034,848	$416,000	$1,450,848

March 31, 2015:
Current	$608,589	$382,232	$990,821
Deferred	214,958	73,220	288,178
Total	$823,547	$455,452	$1,278,999

March 31, 2014:
Current	$—	$31,068	$31,068
Deferred	(550,482)	(71,000)	(621,482)
Total	$(550,482)	$(39,932)	$(590,414)

For the year ended March 31, 2015 the Company incurred $19,501 in interest and penalties which has been included in general and administrative expense on the accompanying consolidated statements of operations.

The following table reconciles the effective income tax rate and the federal statutory rate of 34%.

	Years ended March 31,
	2016	2015	2014
	%	%	%
Computed expected tax benefit, at 34%	(34.00)	(34.00)	(34.00)
Permanent items	176.0	3.10	0.80
Change in valuation allowance	371.5	81.8	5.80
Net change in fair value of warrant liability	0.00	0.00	25.20
Effect of foreign rate differential	12.20	1.80	0.50
Intercompany profit	13.90	2.60	(0.50)
Other	0.0	0.0	3.10
State and local taxes, net of federal benefit	27.5	3.0	(7.76)

Income tax expense (benefit)	567.10	58.30	(6.86)

The Company revised its prior years presentation of the reconciliation of the effective income tax rate to conform to the current year presentation.

In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The deferred tax liability is being reversed over the amortization period of the intangible asset (15 years).

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below.

	March 31,
	2016	2015
Deferred income tax assets:
Foreign currency transactions	$144,000	$74,000
Accounts receivable	103,000	67,000
Inventory	857,000	588,000
Stock based compensation	679,000	522,000
Net operating loss carryforwards — U.S.	33,585,000	32,676,000
Net operating loss carryforwards — foreign	2,003,000	1,990,000
Other	2,000	2,000

Total gross assets	37,373,000	35,919,000
Less: Valuation allowance	(37,355,000)	(35,882,000)

Net deferred asset	$18,000	$37,000

Deferred income tax liability:
Intangible assets acquired in acquisition of subsidiary	$(629,444)	$(629,444)
Intangible assets acquired in investment in GCP	(592,556)	(740,708)

Net deferred income tax liability	$(1,222,000)	$(1,370,152)

The Company revised its schedule of tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities to conform to the current year presentation.

Through March 31, 2013, the Company recorded a full valuation allowance against its deferred tax assets as it believed it was more likely than not that such deferred tax assets would not be realized. The Company released its deferred tax asset valuation allowance allocated to GCP as of March 31, 2014 due to management’s determination that it was “more likely than not” that the GCP’s deferred tax assets would be realized. “More likely than not” is defined as greater than 50% probability of occurrence. Management considered the guidance in paragraphs 21-23 of ASC 740-10-30 in forming its conclusion. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. In 2014, GCP was in a position of cumulative profitability on a pre-tax basis, considering its operating results for the three years ended March 31, 2014. Management concluded that this record of cumulative profitability in recent years, in addition to a long range forecast showing continued profitability for GCP, provided sufficient positive evidence that the net U.S. federal tax benefits more likely than not would be realized. Accordingly, in the year ended March 31, 2014, the Company released the valuation allowance against GCP’s net federal deferred assets, resulting in a $473,330 benefit in provision for income taxes for the year ended March 31, 2014. The Company recognized the $473,330 benefit in provision for income taxes as an expense for the year ended March 31, 2015. In addition, at March 31, 2014, the Company changed its estimate of the cumulative deferred tax asset allocated to the amortization of intangibles. The Company’s income tax benefit and effective tax rate for the years ended March 31, 2016, 2015 and 2014 reflect the impact of this valuation allowance reversal and change in estimate.

The valuation allowance for deferred tax assets as of March 31, 2016 and 2015 was approximately $37,355,000 and $35,882,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2016 and 2015 was $1,473,000 and $1,163,000, respectively. The Company does not offset its deferred tax assets and liabilities because its deferred tax assets and liabilities are in different taxable entities which do not file consolidated returns.

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

In October 2012, the Company’s shareholders approved the 2013 Incentive Compensation Plan (“2013 Plan”) which provides for an aggregate of 10,000,000 shares of the Company’s stock for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. As of March 31, 2016, 5,233,000 shares had been issued under the 2013 Plan, with 4,767,000 shares remaining available for issuance.

Stock-based compensation expense for the years ended March 31, 2016, 2015 and 2014 amounted to $1,370,556, $787,710 and $393,914, respectively, of which $493,666, $178,137 and $81,567, respectively, is included in selling expense and $876,890, $609,573 and $312,347, respectively, is included in general and administrative expense for the years ended March 31, 2016, 2015 and 2014, respectively. At March 31, 2016, total unrecognized compensation cost amounted to approximately $3,199,593, representing 5,576,273 unvested options. This cost is expected to be recognized over a weighted-average period of 2.25 years. There were 1,079,602, 677,127 options and 80,758 options exercised during the years ended March 31, 2016, 2015 and 2014, respectively. The Company did not recognize any related tax benefit for the years ended March 31, 2016, 2015 and 2014, as the effects were de minimis.

Stock Options — A summary of the options outstanding under the 2003 and 2013 Plans is as follows:

			Years ended March 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	11,988,188	$0.58	11,174,007	$0.51	8,120,765	$0.64
Granted	2,622,500	1.63	2,525,000	1.04	3,300,000	0.43
Exercised	(1,079,602)	0.35	(677,127)	0.33	(80,758)	0.32
Forfeited	(23,000)	4.30	(1,033,692)	1.10	(166,000)	5.79

Outstanding and expected to vest at end of period	13,508,086	$0.79	11,988,188	$0.58	11,174,007	$0.51

Exercisable at period end	7,931,813	$0.53	7,064,133	$0.49	5,511,447	$0.63

Weighted average fair value of grants during the period		$1.07		$0.65		$0.26

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2016:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.01 — $0.25	326,900	2.49	326,900	$0.22	$235,437
$0.26 — $0.40	7,757,186	5.24	6,549,913	0.34	3,954,614
$0.41 — $1.00	2,273,500	8.26	529,000	1.00	—
$1.01 — $2.00	3,027,500	8.90	403,000	1.34	—
$6.01 — $7.00	17,000	0.98	17,000	6.36	—
$7.01 — $8.00	98,500	0.28	98,500	7.21	—
$8.01 — $9.00	7,500	0.85	7,500	9.00	—

	13,508,086	6.46	7,931,813	$0.53	$4,190,051

Total stock options exercisable as of March 31, 2016 were 7,931,813. The weighted average exercise price of these options was $0.53. The weighted average remaining life of the options outstanding was 6.46 years and of the options exercisable was 5.10 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2016, 2015 and 2014:

		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2013	3,871,807	$0.32

Granted	3,300,000	0.43
Canceled or expired	(10,000)	0.32
Vested	(1,499,247)	0.32

Unvested at March 31, 2014	5,662,560	$0.32

Granted	2,525,000	1.04
Canceled or expired	(954,083)	0.44
Vested	(2,309,422)	0.41

Unvested at March 31, 2015	4,924,055	$0.70

Granted	2,622,500	1.63
Canceled or expired	(12,000)	0.97
Vested	(1,958,282)	0.70

Unvested at March 31, 2016	5,576,273	$1.17

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

The fair value of options at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	March 31,
	2016	2015	2014
Risk-free interest rate	1.39% - 1.81%	1.47% - 1.76%	0.86% - 1.85%
Expected option life in years	5.5 - 6.25	5.5 - 6.25	5.5 - 6.25
Expected stock price volatility	70% - 73%	74% - 77%	65% - 76%
Expected dividend yield	0%	0%	0%

B.	Warrants — The Company has entered into various warrant agreements.

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

For the year ended March 31, 2016, 120,000 warrant shares expired unexercised.

The following is a summary of the Company’s outstanding warrants for the periods presented:

		Weighted
		Average
		Exercise
		Price
	Warrants	Per Warrant
Warrants outstanding and exercisable, March 31, 2013	11,904,925	$0.46

Granted	—	—
Exercised	(10,127,123)	0.38
Forfeited	—	—

Warrants outstanding and exercisable, March 31, 2014	1,777,802	$0.90

Granted	—	—
Exercised	(1,657,802)	0.38
Forfeited	—	—

Warrants outstanding and exercisable, March 31, 2015	120,000	$8.00

Granted	—	—
Exercised	—	—
Forfeited	(120,000)	8.00

Warrants outstanding and exercisable, March 31, 2016	—	$—

NOTE 13 — RELATED PARTY TRANSACTIONS

A.	Pallini S.p.A. (“Pallini”), as successor in interest to I.L.A.R. S.p.A., is a shareholder in the Company and one of the officers of Pallini served as a director of the Company until March 26, 2015. In January 2011, CB-USA entered into an agreement ("New Agreement") with Pallini regarding the importation and distribution of certain Pallini brand products. The terms of the New Agreement were effective as of April 1, 2010.

Pallini is no longer a related party effective April 1, 2015.

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

B.	In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2016, 2015 and 2014, Vector Group was paid $85,396, $135,475 and $104,746, respectively, under this agreement. These charges have been included in general and administrative expense.

C.	In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”) for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2016, 2015 and 2014, LTS was paid $131,054, $210,875 and $126,000, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and four other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

D.	As described in Note 8C, in March 2013, the Company entered into a Participation Agreement with certain related parties. As described in Notes 8D and 8E, in August and October 2013, the Company entered into various notes with certain related parties.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2016, the Company has contracted to purchase approximately €883,673 or $946,661 (translated at the March 31, 2016 exchange rate) in bulk Irish whiskey, of which €783,469, or $889,653, has been purchased as of March 31, 2016. For the contract year ending June 30, 2017, the Company has contracted to purchase approximately €900,386 or $1,022,415 (translated at the March 31, 2016 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2016, the Company has contracted to purchase approximately €343,787 or $390,380 (translated at the March 31, 2016 exchange rate) in bulk Irish whiskey, of which €288,781, or $327,920, has been purchased as of March 31, 2016. For the year ending June 30, 2017, the Company has contracted to purchase approximately €394,961 or $448,490 (translated at the March 31, 2016 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ended December 31, 2015, the Company contracted and purchased approximately $1,643,000 in newly distilled bourbon. For the contract year ending December 31, 2016, the Company contracted to purchase approximately $2,053,750 in newly distilled bourbon, none of which had been purchased as of March 31, 2016. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount.

D.	The Company has a distribution agreement with an international supplier to be the sole-producer of Celtic Honey, one of the Company’s products, for an indefinite period.

E.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,249 (translated at the March 31, 2016 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2017	$365,089
2018	364,829
2019	341,079
2020	310,322

Total	$1,381,319

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $335,047, $359,714 and $356,280 for the years ended March 31, 2016, 2015 and 2014, respectively, and is included in general and administrative expense.

F.	Under the amended terms of the agreement under which the Company purchased McLain & Kyne, the Company was obligated to pay an earn-out to the sellers based on the financial performance of the acquired business. As of June 30, 2013, the Company had reached the specified case sale threshold for contingent consideration under the agreement. Accordingly, no further contingent consideration will be due. For the years ended March 31, 2016, 2015 and 2014, the sellers earned $0, $0 and $5,940, respectively, under this agreement.

G.	As described in Note 8C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014 and August 2015.

H.	Except as set forth below, the Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 15 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies, accounted for approximately, 31.4%, 29.7% and 31.9% of the Company’s net sales for the years ended March 31, 2016, 2015 and 2014, respectively, and approximately 27.7% and 30.1% of accounts receivable at March 31, 2016 and 2015, respectively.

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

	Years ended March 31,
	2016		2015		2014
Consolidated Sales, net:
International	$9,302,134	12.9%	$7,938,393	13.8%	$7,305,516	15.2%
United States	62,918,234	87.1%	49,519,028	86.2%	40,834,967	84.8%

Total Consolidated Sales, net	$72,220,368	100.0%	$57,457,421	100.0%	$48,140,483	100.0%

Consolidated Income (Loss) from Operations:
International	$(34,268)	(3.4)%	$17,172	(1.6)%	$(266)	0.0%
United States	1,039,815	103.4%	(1,095,077)	101.6%	(1,319,567)	100.0%

Total Consolidated Income (Loss) from Operations	$1,005,547	100.0%	$(1,077,905)	100.0%	$(1,319,833)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$11,490	(0.5)%	$(101,453)	2.7%	$(153,419)	1.7%
United States	(2,527,858)	100.5%	(3,698,289)	97.3%	(8,753,328)	98.3%

Total Consolidated Net Loss Attributable to Controlling Interests	$(2,516,368)	100.0%	$(3,799,742)	100.0%	$(8,906,747)	100.0%

Income tax (expense) benefit, net:
United States	$(1,450,848)	100.0%	$(1,278,999)	100.0%	$590,414	100.0%

Consolidated Sales, net by category:
Rum	$18,858,554	26.1%	$16,998,034	29.6%	$16,643,640	34.6%
Whiskey	26,009,839	36.0%	19,147,028	33.3%	13,521,875	28.1%
Liqueurs	8,567,121	11.9%	8,756,376	15.2%	8,992,277	18.7%
Vodka	2,364,429	3.3%	2,413,994	4.2%	2,852,956	5.9%
Tequila	198,330	0.3%	208,845	0.4%	218,552	0.5%
Wine	—	0.0%	—	0.0%	284,806	0.6%
Related Non-Alcoholic Beverage Products	16,222,095	22.5%	9,933,144	17.3%	5,626,377	11.6%

Total Consolidated Sales, net	$72,220,368	100.0%	$57,457,421	100.0%	$48,140,483	100.0%

	As of March 31,
	2016		2015
Consolidated Assets:
International	$2,786,333	5.5%	$2,052,583	4.7%
United States	47,506,080	94.5%	41,986,357	95.3%

Total Consolidated Assets	$50,292,413	100.0%	$44,038,940	100.0%

NOTE 17 — QUARTERLY FINANCIAL DATA (unaudited)

	1st	2nd	3rd	4th
Fiscal 2016:

Sales, net	$16,513,079	$18,536,509	$17,207,372	$19,963,408

Gross profit	6,627,314	7,056,402	6,702,095	8,167,759

Net (loss) income	$(850,144)	$(682,057)	$(595,911)	$421,406

Net (income) loss attributable to noncontrolling interests	(273,518)	(329,214)	(211,792)	4,862

Net (loss) income attributable to controlling interests	(1,123,662)	(1,011,271)	(807,703)	426,268

Net (loss) income attributable to common
stockholders	$(1,123,662)	$(1,011,271)	$(807,703)	$426,268

Net (loss) income per common share, basic,
attributable to common shareholders	$(0.01)	$(0.01)	$(0.01)	$0.00
Net (loss) income per common share, diluted,
attributable to common shareholders	$(0.01)	$(0.01)	$(0.01)	$0.00
Weighted average shares used in computation,
basic, attributable to common shareholders	157,535,571	159,774,811	160,031,891	160,167,121
Weighted average shares used in computation,
diluted, attributable to common shareholders	157,535,571	159,774,811	160,031,891	167,331,808

	1st	2nd	3rd	4th
Fiscal 2015:

Sales, net	$11,982,199	$13,381,704	$15,936,514	$16,157,004

Gross profit	4,546,654	4,883,673	5,994,860	6,147,602

Net loss	$(1,190,495)	$(869,464)	$(311,886)	$(1,102,068)

Net (income) loss attributable to noncontrolling interests	(305,336)	(211,049)	(279,110)	469,666

Net loss attributable to controlling interests	(1,495,831)	(1,080,513)	(590,996)	(632,402)

Net loss attributable to common
stockholders	$(1,495,831)	$(1,080,513)	$(590,996)	$(632,402)

Net loss per common share, basic and diluted,
attributable to common shareholders	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares used in computation,
basic and diluted, attributable to common shareholders	153,929,182	155,189,679	155,838,146	156,882,587

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive and Principal Financial Officers and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management, including the Principal Executive and Principal Financial Officers, conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of March 31, 2016, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, have concluded that our internal control over financial reporting was effective as of March 31, 2016 based on their evaluation of our internal control over financial reporting under the framework in Internal Control — Integrated Framework (2013) .

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of March 31, 2016 as stated in its reports which are included herein.

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

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Castle Brands Inc.

We have audited Castle Brands Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2016, and our report dated June 13, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
June 13, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements — See Index to Financial Statements at Item 8 on page 32 of this annual report on Form 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

1.1	Equity Distribution Agreement, dated November 20, 2014, between Castle Brands Inc. and Barrington Research Associates, Inc., as sales agent (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed with the SEC on November 21, 2014)

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 30, 2014)

3.2	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

4.2	Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on September 24, 2014)

4.3	Amended and Restated Revolving Credit Note, dated as of August 7, 2015, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on August 10, 2015)

4.4	5% Convertible Subordinated Note Purchase Agreement , dated as of October 21, 2013, among the Company and the parties set forth on the signature pages attached thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

4.5	Form of 5% Subordinated Convertible Note Due 2018, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on November 1, 2013)

4.6	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 7, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

4.7	Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 17, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 18, 2015)

10.1	Export Agreement, dated as of February 14, 2005 between Gosling Partners Inc. and Gosling’s Export (Bermuda) Limited (Exhibit 10.1)(1)(2)

10.2	Amendment No. 1 to Export Agreement, dated as of February 18, 2005, by and among Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited (Exhibit 10.2)(1)(2)

10.3	National Distribution Agreement, dated as of September 3, 2004, by and between Castle Brands (USA) Corp. and Gosling’s Export (Bermuda) Limited (Exhibit 10.3)(1)(2)

10.4	Subscription Agreement, dated as of February 18, 2005, by and between Castle Brands Inc. and Gosling-Castle Partners Inc. (Exhibit 10.4)(1)

10.5	Stockholders' Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (Exhibit 10.5)(1)

10.6	Agreement, dated as of January 12, 2011, between Pallini SpA and Castle Brands (USA) Corp. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

10.7	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.8)(1)(2)

10.8	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.9)(1)

10.9	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.10	Form of Indemnification Agreement entered into with directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on August 14, 2013)

10.11	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.12	Amended and Restated Employment Agreement, dated as of November 13, 2007, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 13, 2007)#

10.13	Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.14	Amended and Restated Employment Agreement, effective as of May 2, 2005, by and between Castle Brands Inc. and T. Kelley Spillane (1)#

10.15	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.16	Amendment to Amended and Restated Employment Agreement, dated as of May 6, 2010, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 7, 2010)#

10.17	Reaffirmation Agreement, dated as of August 7, 2015, by and among the Company, Castle Brands (USA) Corp., the officers signatory thereto and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

10.18	Castle Brands Inc. 2003 Stock Incentive Plan, as amended (Exhibit 10.29)(1)#

10.19	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (Exhibit 10.30)(1)#

10.20	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.21	Amended and Restated Warrant Agreement, dated September 27, 2005, by and between Castle Brands Inc. and Keltic Financial Partners, LP (Exhibit 10.52)(1)

10.22	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q filed with the SEC on February 17, 2009)#

10.23	Employment Agreement, made as of January 24, 2008, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to our annual report on Form 10-K filed with the SEC on July 29, 2009)#

10.24	Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.25	Amendment to Employment Agreement, made as of July 26, 2011, by and between Castle Brands Inc. and John S. Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 27, 2011).#

10.26	Employment Letter, dated July 29, 2011, by and between Castle Brands USA Corp. and Maria Alejandra Pena (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed with the SEC on November 14, 2011) #

10.27	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 17, 2012)#

10.28	Amendment to Amended and Restated Employment Agreement, dated as of May 11, 2012, between Castle Brands Inc. and Alfred J. Small (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 17, 2012)#

10.29	Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

10.30	Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2012 annual meeting of shareholders, filed with the SEC on September 11, 2012)#

10.31	Amendment to Fourth Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 27, 2014)#

10.32	Amendment to Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and John Glover (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 27, 2014)#

10.33	Amendment to Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on January 27, 2014)#

10.34	Amendment to Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on January 27, 2014)#

10.35	Extension and Amendment Agreement, dated as of October 24, 2015, by and between Castle Brands (USA) Corp. and Pallini S.p.A. (f/k/a Pallini Internazionale S.r.l.) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 29, 2015)(2)

10.36	Amendment to Third Amended and Restated Employment Agreement, dated as of February 1, 2016, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 3, 2016)#

10.37	Amendment to Employment Agreement, dated as of February 1, 2016, by and between Castle Brands Inc. and John Glover (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on February 3, 2016)#

10.38	Amendment to Amended and Restated Employment Agreement, dated as of February 1, 2016, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on February 3, 2016)#

10.39	Amendment to Amended and Restated Employment Agreement, dated as of February 1, 2016, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on February 3, 2016)#

21.1	List of Subsidiaries*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

#	Management Compensation Contract

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006, and incorporated by reference herein.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2016.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	June 13, 2016
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	June 13, 2016
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews	Director	June 13, 2016
Mark Andrews

/s/ John F. Beaudette	Director	June 13, 2016
John F. Beaudette

/s/ Henry C. Beinstein	Director	June 13, 2016
Henry C. Beinstein

/s/ Phillip Frost, M.D.	Director	June 13, 2016
Phillip Frost, M.D.

/s/ Dr. Richard M. Krasno	Director	June 13, 2016
Dr. Richard M. Krasno

/s/ Steven D. Rubin	Director	June 13, 2016
Steven D. Rubin

/s/ Mark Zeitchick	Director	June 13, 2016
Mark Zeitchick