Form 10-K/A
period 2016-03-31
Castle Brands Inc
filed 2016-07-29
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ________________

Form 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

         ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

________________

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

________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2015 closing price was approximately $108,600,000 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 160,558,777 shares of common stock outstanding at July 18, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Castle Brands Inc. is filing this Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2016 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2016 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

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

Mark E. Andrews, III, 66, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005. Mr. Andrews served as our chief executive officer from December 2003 until November 2008. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. He also serves as a life trustee of The New York Presbyterian Hospital in New York City. Mr. Andrews' pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

John F. Beaudette, 59, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been president and chief executive officer of MHW Ltd., a national beverage alcohol import, distribution and service company located in Manhasset, New York. MHW Ltd. provides U.S. import and distribution services to wineries, breweries, and distilleries throughout the world. He serves as Vice Chairman of the board of directors of The National Association of Beverage Importers Inc. (NABI). Mr. Beaudette's pertinent experience, qualifications, attributes and skills include industry expertise, managerial experience and the knowledge and experience he has attained through his service as a director of our corporation.

Henry C. Beinstein, 73, has served as a director of our company since January 2009. He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since March 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns more than 70% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Since May 2001, Mr. Beinstein has served as a director of Ladenburg Thalmann Financial Services Inc., a publicly-traded diversified financial services company. Mr. Beinstein is a certified public accountant in New York and New Jersey and previously was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 79, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company. Since July 2006, Dr. Frost has served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. Since December 2015, Dr. Frost has served as vice chairman of the board of directors of IDI, Inc., a data analytics company. Dr. Frost also serves as a director for CoCrystal Pharma, Inc., a biotechnology company and Sevion Therapeutics, Inc. (formerly Senesco Technologies, Inc.), a clinical-stage biotech company specializing in cancer therapeutics. He also serves as chairman of Temple Emanu-El, as a member of the Florida Council of 100 and as a trustee for each of the University of Miami, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. Dr. Frost served as a director of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, from January 2006 until February 2015, served as chairman of the board of directors of Teva from March 2010 until December 2014 and served as vice chairman of the board of directors from January 2006 when Teva acquired IVAX Corporation until March 2010. Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986 and served as chairman of the board of directors and chief executive officer of IVAX from 1987 to January 2006. Dr. Frost previously served as a director of Northrop Grumman Corp., Continucare Corp. (until its merger with Metropolitan Health Networks, Inc.), PROLOR Biotech, Inc. (until it was acquired by OPKO Health, Inc.) and TransEnterix, Inc. (formerly SafeStitch Medical, Inc.), and as governor and co-vice-chairman of the American Stock Exchange (now NYSE MKT). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Dr. Richard M. Krasno, 74, has served as a director of our company since March 2015. Dr. Krasno has served as a director of Ladenburg Thalmann Financial Services Inc. since 2006 and has served as its lead director since November 2014. From 1999 to 2014, he served as the executive director of the William R. Kenan, Jr. Charitable Trust and, from 1999 to 2010, as president of the four affiliated William R. Kenan, Jr. Funds. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a director of the University of North Carolina Health Care System and served as chairman of the board of directors from 2009 to 2012. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Dr. Krasno’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Richard J. Lampen, 62, has served as our president and chief executive officer and as a director of our company since October 2008. Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996. Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc. Mr. Lampen has served as a director of Ladenburg Thalmann Financial Services Inc. since January 2002. Mr. Lampen currently serves as vice chairman of the board of directors of the Financial Services Institute, and in 2017 will serve as the chairman of its board of directors. From January 1997 until January 2014, Mr. Lampen served as a director of SG Blocks, Inc., and from November 1998 until November 2011 served as its president and chief executive officer. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company and as president and chief executive officer since 2008, his managerial experience and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Steven D. Rubin, 56, has served as a director of our company since January 2009. Mr. Rubin has served as executive vice president — administration since May 2007 and as a director of OPKO Health, Inc. since February 2007. Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until its merger with Teva in January 2006. Mr. Rubin currently serves on the board of directors of IDI, Inc., Kidville, Inc., which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Tiger X Medical, Inc., previously an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, Cocrystal Pharma, Inc., a biotechnology company developing antiviral therapeutics for human diseases, Sevion Therapeutics, Inc., a clinical stage company which discovers and develops next-generation biologics for the treatment of cancer and immunological diseases, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices. Mr. Rubin previously served as a director of Dreams, Inc., a vertically integrated sports licensing and products company, SafeStitch Medical, Inc. prior to its merger with TransEnterix, Inc., and PROLOR Biotech, Inc., prior to its acquisition by OPKO in August 2013. Mr. Rubin’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, legal experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Mark Zeitchick, 51, has served as a director of our company since March 2014. Mr. Zeitchick has been executive vice president of Ladenburg Thalmann Financial Services Inc. since September 2006 and has served as a director of Ladenburg Thalmann Financial Services Inc. since 1999. From August 1999 until December 2003, Mr. Zeitchick served as an executive vice president of Ladenburg Thalmann Financial Services Inc. and from September 2006 until December 2011, Mr. Zeitchick served as president and chief executive officer of its subsidiary Ladenburg Thalmann & Co. Inc. Mr. Zeitchick has been a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick's pertinent experience, qualifications, attributes and skills include managerial and financial experience and the knowledge and experience he has attained through his service as a director and officer of a publicly-traded corporation.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	62	President and Chief Executive Officer
John S. Glover	61	Chief Operating Officer
T. Kelley Spillane	53	Senior Vice President — Global Sales
Alfred J. Small	47	Senior Vice President, Chief Financial Officer, Treasurer & Secretary
Alejandra Peña	49	Senior Vice President — Marketing

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

Alejandra Peña, our senior vice president — marketing, joined us in September 2010. Prior to joining Castle Brands, Ms. Peña most recently served as marketing vice president for liqueurs and spirits for Remy Cointreau USA, where she was responsible for the marketing of Cointreau Liqueur and Mount Gay Rum in addition to other brands. Earlier in her career, she was employed with Banfi and served as marketing director of Italian Estate Wines. Ms. Peña started her career as a strategic consultant and is fluent in English, Spanish and Italian.

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended March 31, 2016, except that John F. Beaudette filed a late Form 4 on August 19, 2015 reporting the purchase of 10,000 shares of common stock on August 13, 2015.

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

Audit Committee Information

Our board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Beinstein (Chair), Beaudette and Rubin comprise our audit committee. Our board of directors has determined that each member of the audit committee is an independent director and is financially literate as required by the applicable rules of NYSE MKT and the SEC. The audit committee is responsible for, among other things:

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

Compensation Discussion and Analysis

This “Compensation Discussion and Analysis” section discusses the compensation programs and policies for our executive officers and the compensation committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including our “named executive officers.”

Our compensation committee has the sole authority and responsibility to review and determine, or recommend to our board of directors for determination, the compensation package of our chief executive officer and each of our other named executive officers, each of whom is identified in the Summary Compensation Table below. Our compensation committee also considers the design and effectiveness of the compensation program for our other executive officers and approves the final compensation package, employment agreements and stock award and option grants for all of our executive officers. Our compensation committee is composed entirely of independent directors who have never served as officers of our company. Our compensation committee is authorized to engage compensation consultants, but did not do so in the fiscal years ended March 31, 2016 or 2015.

Set forth below is a discussion of the policies and decisions that shape our executive compensation program, including the specific objectives and elements. Information regarding director compensation is included under the heading “Director Compensation” below.

General Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for our continued growth and success and to align the interests of these executives with those of our shareholders. To achieve this objective, besides annual base salaries, our executive compensation program utilizes a combination of annual incentives through cash bonuses and long-term incentives through equity-based compensation. Our compensation committee believes that cash bonuses reward our named executive officers for their own performance, as well as the company’s overall performance, and that long-term equity-based compensation aligns the interests of our named executive officers with the long-term performance of our company. Long-term equity-based compensation for our named executive officers is typically subject to time-based vesting over a period of four years. We do not have specific policies for allocating between long-term and currently paid out compensation or between cash and non-cash compensation, rather such amounts are determined by our compensation committee on an annual basis as described below.

In establishing overall executive compensation levels, our compensation committee considers a number of criteria, including the executive’s scope of responsibilities, prior and current period performance and attainment of individual and overall company performance objectives and retention concerns. Our president and chief executive officer and our compensation committee believe that substantial portions of executive compensation should be linked to the overall performance of our company, and that the contribution of individuals over the course of the relevant period to the goal of building a profitable business and shareholder value will be considered in the determination of each executive’s compensation. We do not use benchmarking against a peer group or otherwise.

Generally, our compensation committee reviews and, as appropriate, modifies compensation arrangements for executive officers in the first quarter of each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below. Annual equity awards, if any, are typically granted in the first quarter of each fiscal year as well. For the fiscal year ended March 31, 2016, except for our president and chief executive officer’s compensation, our compensation committee also considered our president and chief executive officer’s executive compensation recommendations, which recommendations were presented at the time of our compensation committee’s annual review of executive performance and compensation arrangements. In making such determinations, the compensation committee considered the overall performance of each executive and their contribution to the growth of our company and its products as well as overall company performance through personal and corporate achievements. The compensation committee considered each executive officer’s contributions to brand growth, cost management and long-term value creation for our shareholders for the fiscal year ended March 31, 2016, as well as the retention of our executive officers.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on our company.

Material Tax Implications of Our Compensation Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our shareholders. Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We did not pay any compensation during fiscal 2016 that would be subject to the limitations set forth in section 162(m).

Consideration of Our Most Recent Shareholder Advisory Vote on Executive Compensation

Last year, at our 2015 Annual Meeting, our shareholders cast an advisory vote on executive compensation, referred to as a “say-on-pay proposal”, as required by Section 14A of the Exchange Act. At the 2015 Annual Meeting, our shareholders overwhelmingly approved the say-on-pay proposal, and we have considered such approval an endorsement of our executive compensation philosophy and programs. Therefore, our executive compensation philosophy and programs have been confirmed and remain substantially unchanged since last year. The next say-on-pay proposal will be included in the proxy statement for our 2016 Annual Meeting.

Compensation Committee Interlocks and Insider Participation

Each of John F. Beaudette, Glenn L. Halpryn, Dr. Richard M. Krasno and Steven D. Rubin served on our compensation committee for some period during fiscal 2016, with Mr. Halpryn serving as chairman from April 1, 2015 through March 17, 2016 and Dr. Richard M. Krasno serving as chairman for the remainder of the fiscal year following Mr. Halpryn’s decision not to stand for reelection to the Company’s board of directors. No member of the compensation committee during fiscal 2016 was an officer, employee or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure pursuant to SEC rules and regulations. None of our executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure pursuant to SEC rules and regulations.

Compensation Committee Report on Executive Compensation

The information contained in this Compensation Committee Report shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any document we file with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that such report is specifically stated to be incorporated by reference into such document.

In fulfilling our role, we met and held discussions with the Company’s management and reviewed and discussed the Compensation Discussion and Analysis contained in this annual report. Based on the review and discussions with management and our business judgment, we recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report and the Company’s proxy statement for filing with the SEC.

Submitted by the Compensation Committee of the Board of Directors:

John F. Beaudette
Dr. Richard M. Krasno, Chair
Steven D. Rubin

Summary Compensation Table

The following table shows the compensation paid to our named executive officers for our 2016, 2015 and 2014 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
Richard J. Lampen	2016	—	—	$247,556	—		$247,556
President and chief executive officer	2015	—	—	147,620	—		147,620
	2014	—	—	85,886	—		85,886
John S. Glover	2016	$313,995	$100,000	123,778	—		537,773
Chief operating officer	2015	$304,849	$60,000	73,988	—		438,837
	2014	295,970	50,000	44,193	—		390,163
T. Kelley Spillane	2016	302,084	55,000	56,805	$1,415	(2)	415,305
Senior vice president – global sales	2015	293,286	35,000	24,701	$1,415	(2)	354,401
	2014	284,744	25,000	15,153	1,415	(2)	326,312
Alfred J. Small Senior vice president, chief financial officer, treasurer & secretary (3)	2016	264,983	65,000	58,691	—		388,674
	2015	240,000	35,000	25,808	—		300,808
Alejandra Peña Senior vice president – marketing (3)	2016	198,000	50,000	43,512	—		291,512
	2015	180,353	35,000	14,623	—		229,976

_____________________________

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2016, 2015 and 2014 fiscal years for the fair value of stock-based compensation granted in fiscal 2016 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended March 31, 2016 included in the Original 10-K regarding the assumptions underlying the valuation of these grants.
(2)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane.
(3)	Mr. Small and Ms. Peña did not serve as named executive officers during fiscal 2014.

Narrative Disclosure to Summary Compensation Table

Material Terms of Named Executive Officers’ Employment Agreements

The material terms of Messrs. Glover’s, Spillane’s and Small’s and Ms. Peña’s employment agreements are described in the table below. Mr. Lampen, our president and chief executive officer, does not receive a salary or benefits from us in connection with his service. Instead, we are party to a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group Ltd. agreed to make available to us Mr. Lampen’s services. For a discussion of this agreement, see “Item 13 - Certain Relationships and Related Transactions, and Director Independence - Related Party Transactions - Agreement with Vector Group Ltd.”

Certain Material Terms of Employment Agreements with Named Executive Officers

Named Executive Officer	Date of Agreement		Current Annual Base Salary under the Agreement (1)	Performance Bonus (as Percentage of Annual Base Salary Unless Otherwise Indicated)	Expiration Date of Agreement	Duration of Severance Payments (2)
Richard J. Lampen	—		—	—	—	—
John S. Glover	1/24/2008	(3)	$323,415	Up to 60%	3/31/2018	12 months
T. Kelley Spillane	5/2/2005	(3)	311,147	— (4)	3/31/2018	12 months
Alfred J. Small	11/13/2007	(3)	278,512	Up to 60%	5/19/2018	12 months
Alejandra Peña	7/29/2011		203,940	Up to 30%	N/A	6 months

_____________________________

(1)	Increases in Messrs. Glover’s, Spillane’s and Small’s and Ms. Peña’s base salaries are at the compensation committee’s sole discretion.
(2)	Please see “Potential Payments Upon Termination or Change in Control” below for a full description of these severance obligations.
(3)	This employment agreement was amended on February 1, 2016.
(4)	Mr. Spillane’s employment agreement calls for him to receive performance bonuses at the discretion of our compensation committee, with no specific percentage stated.

Annual Incentives to Named Executive Officers

We paid aggregate cash bonuses to our named executive officers for fiscal 2016 as follows: Mr. Glover – $100,000, Mr. Spillane – $55,000, Mr. Small – $65,000 and Ms. Peña – $50,000. We paid aggregate cash bonuses to our named executive officers for fiscal 2015 as follows: Mr. Glover – $60,000, Mr. Spillane – $35,000, Mr. Small – $35,000 and Ms. Peña – $35,000. We paid aggregate cash bonuses to our named executive officers for fiscal 2014 as follows: Mr. Glover – $50,000 and Mr. Spillane – $25,000. Mr. Lampen did not receive a cash bonus for fiscal 2016, 2015 or 2014. These bonus payments are included in the Summary Compensation Table above under the heading “Bonus.”

Grants of Plan-Based Awards in Fiscal 2016

The following table shows grants made to our named executive officers in fiscal 2016. The grant date fair value of option awards may not be realized by the individuals.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Option Award (1) ($)
Richard Lampen	6/2/2015	500,000	$1.67	$550,000
John S. Glover	6/2/2015	250,000	$1.67	$275,000
T. Kelley Spillane	6/2/2015	150,000	$1.67	$165,000
Alfred J. Small	6/2/2015	150,000	$1.67	$165,000
Alejandra Peña	6/2/2015	125,000	$1.67	$137,500

(1)	Represents the dollar amount of expenses to be recognized over the four year vesting period for financial statement purposes with respect to the fair value of stock-based compensation granted in fiscal 2016 in accordance with ASC 718 “Compensation — Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended March 31, 2016 included in the Original 10-K regarding the assumptions underlying the valuation of these grants.

Outstanding Equity Awards at March 31, 2016 Fiscal Year End

The following table summarizes the outstanding option awards held by our named executive officers at March 31, 2016.

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard J. Lampen	900,000	—		$0.35	11/3/2018
	400,000	—		$0.35	6/11/2020
	500,000	—		$0.33	6/20/2021
	375,000	125,000	(1)	$0.31	6/8/2022
	250,000	250,000	(2)	$0.38	6/5/2023
	125,000	375,000	(3)	$1.00	5/28/2024
	—	500,000	(4)	$1.67	6/2/2025
John S. Glover	60,000	—		$1.90	1/24/2018
	15,400	—		$0.21	6/9/2018
	50,000	—		$0.35	6/22/2019
	225,000	—		$0.35	6/11/2020
	250,000	—		$0.33	6/20/2021
	187,500	62,500	(1)	$0.31	6/8/2022
	125,000	125,000	(2)	$0.38	6/5/2023
	62,500	187,500	(3)	$1.00	5/28/2024
	—	250,000	(4)	$1.67	6/2/2025
T. Kelley Spillane	7,500	—		$7.23	6/12/2016
	33,900	—		$0.21	6/9/2018
	35,000	—		$0.35	6/22/2019
	65,000	—		$0.35	6/11/2020
	17,100	—		$0.35	12/7/2020
	44,650	—		$0.31	6/15/2021
	20,800	—		$0.26	12/19/2021
	43,333	—		$0.28	6/13/2022
	56,667	28,333	(5)	$0.38	6/5/2023
	25,000	75,000	(3)	$1.00	5/28/2024
	—	150,000	(4)	$1.67	6/2/2025
Alfred J. Small	3,000	—		$7.23	6/12/2016
	25,000	—		$0.35	6/22/2019
	65,000	—		$0.35	6/11/2020
	65,000	—		$0.33	6/20/2021
	56,250	18,750	(1)	$0.31	6/8/2022
	42,500	42,500	(2)	$0.38	6/5/2023
	25,000	75,000	(3)	$1.00	5/28/2024
	—	150,000	(4)	$1.67	6/2/2025
Alejandra Peña	25,000	—		$0.26	9/6/2021
	15,000	5,000	(1)	$0.31	6/8/2022
	25,000	25,000	(2)	$0.38	6/5/2023
	17,500	52,500	(3)	$1.00	5/28/2024
	—	125,000	(4)	$1.67	6/2/2025

(1)	This option vests in four equal annual installments with the first installment vested on June 8, 2013.
(2)	This option vests in four equal annual installments with the first installment vested on June 5, 2014.
(3)	This option vests in four equal annual installments with the first installment vested on May 28, 2015.
(4)	This option vests in four equal annual installments with the first installment vested on June 2, 2016.
(5)	This option vests in three equal annual installments with the first installment vested on June 5, 2014.

Option Exercises and Stock Vested

The following table sets forth information regarding the exercise of stock options and vesting of restricted stock for our named executive officers during fiscal 2016:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard J. Lampen	100,000	49,000	—	—
John S. Glover	—	—	—	—
T. Kelley Spillane	—	—	—	—
Alfred J. Small	25,100	17,068	—	—
Alejandra Peña	—	—	—	—

(1)	Represents the difference between the exercise price and the market price of the common stock on the date of exercise for each option.

Pension Benefits

We do not provide pension benefits to our named executive officers.

Nonqualified Deferred Compensation

We do not maintain defined contribution or other plans providing for the deferral of compensation on a basis that is not tax qualified.

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

Severance and Change in Control Benefits

We provide certain severance and change in control benefits to Messrs. Glover, Spillane and Small and Ms. Peña. Information about these benefits is listed below under the heading “Potential Payments Upon Termination or Change in Control.”

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

Termination Without Cause

Each of Messrs. Glover, Spillane and Small and Ms. Peña has an employment agreement with us that provides for potential payments in the event of their termination.

Under Messrs. Glover, Spillane and Small’s employment agreements, if we terminate the executive’s employment without “cause,” we have agreed to pay the executive his annual base salary and a pro-rated bonus, and for Messrs. Glover and Small, provide benefits to maintain medical insurance, for 12 months following termination.

Under Ms. Peña’s employment letter, if we terminate her employment without “cause,” we have agreed to pay Ms. Peña her annual base salary for six months following termination.

Also, if we terminate any of Messrs. Glover, Spillane and Small without “cause,” then such executive is entitled to accelerated vesting or other treatment of some or all of the stock options granted to such executive under the terms of such executive’s employment agreement.

For Messrs. Glover and Small, the vesting of any options held accelerates with respect to the number of shares of our common stock that equals (x) the number of shares that would have vested during the 12 months following termination, multiplied by (y) a fraction, the numerator of which is the number of full calendar months that have elapsed since the last vesting date or the original issue date (if a vesting date has not occurred) and the denominator of which is the number of full calendar months from the last vesting date or the original issue date (if a vesting date has not occurred) to the vesting date during the 12 months following termination. For Mr. Spillane, any unvested options that would have become vested if his employment continued during the 12 month period following his termination will become vested at the end of such 12 month period and will be exercisable for a period of two years after termination.

For Messrs. Glover and Small, “cause” is defined as (i) personal dishonesty, (ii) willful misconduct, (iii) breach of fiduciary duty, (iv) failure to substantially perform assigned duties relating to his performance under his agreement, (v) conviction or entry of any plea of guilty or nolo contendere to any felony or other lesser crime that would require removal from his position with us (e.g. any alcohol or drug related misdemeanor) or (vi) material breach of any provision of his employment agreement for a period of 15 days after written demand by us.

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

For Ms. Peña, “cause” is defined as (i) personal dishonesty, (ii) willful misconduct, (iii) breach of fiduciary duty, (iv) failure to substantially perform assigned duties relating to her performance as reasonably determined by our board of directors, (v) any violation of any law, rule or regulation (other than non-alcohol related traffic violations or similar offenses) or (vi) material breach of any provision of her employment as reasonably determined by our board of directors.

Non-Renewal of Employment Agreement

If we do not renew the employment agreements with Messrs. Glover, Spillane or Small, then such executive is entitled to receive his annual base salary and medical benefits for six months and a pro-rata share of his annual incentive bonus.

Termination Due to Disability

The employment agreements of Messrs. Glover, Spillane and Small each provide that, in each case, if we terminate such executive due to a “disability,” we must pay such executive his annual base salary for a period of one year following the date of termination, minus any other disability benefits provided by us to the executive during this period, plus a pro-rated bonus for the year in which the termination occurs. For each of our named executive officers, a “disability” is defined in his employment agreement as a failure, because of illness or incapacity, to perform the duties of his employment for six months.

Termination by Employee with Good Reason

Each of Messrs. Glover’s, Spillane’s and Small’s employment agreements provides that if he terminates his employment for “good reason,” we have agreed to pay the executive his annual base salary and a pro-rated bonus, and for Mr. Glover and Mr. Small, provide benefits to maintain medical insurance, for 12 months following termination.

For Messrs. Glover and Small, “good reason” means a termination of his employment within 30 days after (i) a material diminution in nature, title or status of his responsibilities, (ii) dissolution or divestiture of all or a significant portion of our assets or another material change to us that would materially adversely diminish the nature, title or status of his job responsibilities, (iii) a relocation of his principal place of work to a location of more than 50 miles from our current office or (iv) our failure to perform any obligation under his employment agreement for a period of 15 days following written notice by him. For Mr. Spillane, “good reason” means a termination of his employment within 30 days after (i) a material diminution in nature or status of his responsibilities, (ii) dissolution or divestiture of all or a significant portion of our assets or another material change to us that would materially adversely diminish the nature or status of his job responsibilities or (iii) our material breach of any provision under his employment agreement which is not cured within 15 business days following written notice by him.

Any severance payments to Messrs. Glover, Spillane and Small described above under “Termination Without Cause,” “Non-Renewal of Employment Agreement,” “Termination Due to Disability” and “Termination by Employee with Good Reason” are in consideration of the non-compete provisions contained in such named executive officer’s employment agreement.

Each of Messrs. Glover, Spillane and Small is prohibited from, during the term of his employment and for 12 months thereafter, (i) competing with us, (ii) soliciting our employees and (iii) soliciting our customers.

Change in Control

If any of Messrs. Glover, Spillane or Small is terminated following or in connection with a “change of control” of our company (as defined for each executive below), by the executive for “good reason” or by our company or its successor without “cause,” all unvested stock options granted to the executive will vest without further action on the date of termination and all stock options granted to the executive will be exercisable during the remainder of their original terms.

For Messrs. Glover, Spillane and Small, a “change of control” is defined as (i) any person becoming the beneficial owner of 35% or more of our outstanding voting stock, other than directly from us; (ii) a merger or consolidation of our company where 49% or more of the voting stock of the surviving company is held by persons other than our former shareholders; (iii) during any period of two consecutive years, individuals who at the beginning of such period were members of our board of directors cease to constitute at least a majority thereof (unless the appointment, election or the nomination for election by our shareholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period); or (iv) a sale or disposal of substantially all of our assets to an outside entity or entities. Subclause (i) of the prior sentence will not apply to any acquisition of our securities by Dr. Frost, any member of his immediate family, any “person” or “group” (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership, corporate or other entity controlled by any of the foregoing.

The following table quantifies for each named executive officer the estimated potential severance payments and benefits that would be provided, if each termination circumstance set forth below occurred on March 31, 2016.

Named Executive Officer	Severance Payment(1)	Estimated Value of Benefits(2)	Benefit of Acceleration for Vesting of Option Awards(3)
Richard J. Lampen
Termination without cause/with good reason	—	—	—
Non-renewal of employment agreement	—	—	—
Termination due to disability	—	—	—
Change in control	—	—	$218,750
John S. Glover
Termination without cause/with good reason	$313,995	$20,174	109,375
Non-renewal of employment agreement	156,997	10,087	N/A
Termination due to disability	313,995	20,174	109,375
Change in control	313,995	20,174	109,375
T. Kelley Spillane
Termination without cause/with good reason	302,084	N/A	15,867
Non-renewal of employment agreement	151,042	14,354	N/A
Termination due to disability	302,084	N/A	15,867
Change in control	302,084	N/A	15,867
Alfred J. Small
Termination without cause/with good reason	264,983	28,707	35,613
Non-renewal of employment agreement	132,492	14,354	N/A
Termination due to disability	264,983	28,707	35,613
Change in control	264,983	28,707	35,613
Alejandra Peña
Termination without cause/with good reason	99,000	N/A	N/A
Non-renewal of employment agreement	N/A	N/A	N/A
Termination due to disability	N/A	N/A	N/A
Change in control	N/A	N/A	N/A

_____________________________

(1)	Severance payments would be paid out over the duration of the severance period.
(2)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2016.
(3)

The estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 31, 2016, which was $0.94, and the exercise price of the stock option. This column shows a benefit for each of Messrs. Lampen, Glover, Spillane and Small due to the accelerated vesting of option awards granted to each such named executive officer.

Director Compensation

The following table summarizes compensation paid to directors during our 2016 fiscal year.

Fiscal 2016 Director Compensation

Name	Fees Earned or Paid in Cash		Option Awards (Includes Prior Fiscal Years) (1)		Total
Mark E. Andrews, III	—	(2)	$123,778	(2)	$123,778
John Beaudette	$12,500		18,400	(3)	30,900
Henry C. Beinstein	17,500		18,400	(4)	35,900
Phillip Frost, M.D.	10,000		18,400	(5)	28,400
Glenn L. Halpryn (6)	17,500		18,400	(7)	35,900
Dr. Richard M. Krasno	15,000		24,300	(8)	39,300
Richard J. Lampen	—	(9)	—		—
Steven D. Rubin	20,000		18,400	(10)	38,400
Mark Zeitchick	10,000		36,437	(11)	46,437

_____________________________

(1)	Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2016 fiscal year for the fair value of stock options granted in fiscal 2016 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 12 to our consolidated financial statements for fiscal 2016 included in the Original 10-K regarding the assumptions underlying the valuation of these option grants.
(2)	Mr. Andrews, our chairman, receives an annual salary of $100,000. We do not pay any additional cash compensation for his services as a director. As of March 31, 2016, Mr. Andrews held options to purchase 1,525,000 shares of our common stock.
(3)	As of March 31, 2016, Mr. Beaudette held options to purchase 159,500 shares of our common stock.
(4)	As of March 31, 2016, Mr. Beinstein held options to purchase 120,000 shares of our common stock.
(5)	As of March 31, 2016, Dr. Frost held options to purchase 60,000 shares of our common stock.
(6)	Mr. Halpryn did not stand for re-election at the 2015 annual meeting of shareholders.
(7)	As of March 31, 2016, Mr. Halpryn held options to purchase 220,000 shares of our common stock.
(8)	As of March 31, 2016, Dr. Krasno held options to purchase 120,000 shares of our common stock.
(9)	Mr. Lampen, our president and chief executive officer, receives no additional compensation for his services as a director.
(10)	As of March 31, 2016, Mr. Rubin held options to purchase 220,000 shares of our common stock.
(11)	As of March 31, 2016, Mr. Zeitchick held options to purchase 140,000 shares of our common stock.

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

Share Ownership

The table below shows the number of shares of our common stock beneficially owned as of July 18, 2016 by (i) those persons or groups known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, who we refer to as named executive officers, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each individual or group is based upon information in SEC documents, other publicly available information or information available to us. Percentage ownership information is based on 160,558,777 shares of our common stock issued and outstanding as of July 18, 2016.

Shares of our common stock issuable upon the exercise of options or the conversion of convertible notes that are presently exercisable or convertible or exercisable within 60 days of July 18, 2016 are deemed to be outstanding and beneficially owned by the person holding the options or convertible notes for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares	Percent

Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., Suite 1500
Miami, FL 33137	53,938,662	33.5%
Vector Group Ltd. (2)
4400 Biscayne Blvd., 10th Floor
Miami, FL 33137	12,893,382	8.0%
Mark E. Andrews, III (3)	5,917,978	3.7%
John Beaudette (4)	173,746	*
Henry C. Beinstein (5)	300,000	*
John S. Glover (6)	1,702,927	1.1%
Dr. Richard M. Krasno (7)	45,000	*
Richard J. Lampen (8)	5,623,026	3.4%
Alejandra Peña (9)	148,750	*
Steven D. Rubin (10)	201,000	*
Alfred J. Small (11)	611,716	*
T. Kelley Spillane (12)	675,846	*
Mark Zeitchick (13)	120,000	*
All directors and executive officers as a group (12 persons) (14)	69,458,651	41.31%

_____________________________

* Less than 1 percent.

(1)	Includes 40,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016. Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust. Frost-Nevada Limited Partnership is the sole and exclusive beneficiary of Frost Nevada Investments Trust, of which Dr. Frost is the trustee. Dr. Frost is one of five limited partners of Frost-Nevada Limited Partnership and the sole shareholder of Frost-Nevada Corporation, which is the sole general partner of Frost Nevada Limited Partnership. Dr. Frost disclaims beneficial ownership of the shares held by Frost Nevada Investments Trust, except to the extent of his pecuniary interest. Also includes (i) 43,192,540 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee and (ii) 555,556 shares of common stock issuable upon conversion of $500,000 aggregate principal amount of convertible notes held by Frost Gamma Investments Trust. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.
(2)	This information has been derived from a Schedule 13D, as amended, filed with the SEC on March 14, 2014. Includes 222,223 shares of common stock issuable upon conversion of $200,000 aggregate principal amount of convertible notes. Excludes (i) 5,623,026 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group, and a director and the president and chief executive officer of our company, and (ii) 300,000 shares of common stock beneficially owned by Henry C. Beinstein, a director of our company, who is also a director of Vector Group.

(3)	Includes 1,183,079 shares of common stock held by Knappogue Corp. Knappogue Corp. is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Includes 55,556 shares of common stock issuable upon conversion of $50,000 aggregate principal amount of convertible notes. Also includes 1,100,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016 and 2,867,659 shares of common stock held jointly by Mr. Andrews and his wife.
(4)	Includes 9,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal interest holder. Mr. Beaudette disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 139,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016.
(5)	Includes 100,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Beinstein serves as a director.
(6)	Includes 1,225,400 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016.
(7)	Includes 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016.
(8)	Includes 3,050,000 shares of common stock issuable upon exercise of options held by Mr. Lampen exercisable within 60 days of July 18, 2016. Also includes (i) 960,000 shares of common stock and (ii) 55,556 shares of common stock issuable upon conversion of $50,000 aggregate principal amount of convertible notes, each held by Mr. Lampen’s wife. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Lampen serves as an executive officer.
(9)	Includes 148,750 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016.
(10)	Includes 200,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016.
(11)	Includes 381,250 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016.
(12)	Includes 432,283 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016.
(13)	Includes 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016.
(14)	Includes (i) 6,912,183 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2016 and (ii) 666,668 shares of common stock issuable upon conversion of $800,000 aggregate principal amount of convertible notes.

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

Related-Party Policy

Our code of conduct requires us to avoid related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board of directors or audit committee. Related-party transactions are defined as transactions in which:

·	the aggregate amount involved is expected to exceed $120,000 in any calendar year;

·	we or any of our subsidiaries is a participant; and

·	any (a) executive officer, director or director nominee, (b) 5% or greater beneficial owner of our common stock, or (c) immediate family member, of the persons listed in clauses (a) and (b), has or will have a material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

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

The audit committee considers all relevant factors when determining whether to approve a related party transaction, including:

·	whether the transaction is on terms no less favorable to us than terms generally available to an unaffiliated third-party under the same or similar circumstances; and

·	the extent of the related party’s interest in the transaction.

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

Related Party Transactions

Agreement with Ladenburg Thalmann Financial Services Inc.

In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. for its costs in providing certain administrative, legal and financial services to us. Mr. Lampen, our president and chief executive officer and a director, is the president and chief executive officer and a director of Ladenburg Thalmann Financial Services Inc. Dr. Frost, one of our directors and our principal shareholder, is the chairman and principal shareholder of Ladenburg Thalmann Financial Services Inc. Mr. Beinstein and Dr. Krasno, two of our directors, are directors of Ladenburg Thalmann Financial Services Inc. Mr. Zeitchick, one of our directors, is an executive vice president and a director of Ladenburg Thalmann Financial Services Inc. For the fiscal year ended March 31, 2016, Ladenburg Thalmann Financial Services Inc. was paid $131,054 under this agreement.

Agreement with Vector Group Ltd.

In November 2008, we entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder of ours, under which Vector Group agreed to make available to us the services of Mr. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with corporate taxes and complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. During the fiscal year ended March 31, 2016, we paid Vector Group $85,396 under this agreement. Mr. Beinstein, a director of our company, is also a director of Vector Group and Dr. Frost, a director of ours and our principal shareholder, is a principal shareholder of Vector Group.

Loans from Certain Executive Officers, Directors and Shareholders

In October 2013, we entered into a 5% Convertible Subordinated Note Purchase Agreement, which we refer to as the Note Purchase Agreement, with the lending parties thereto, which provides for the issuance of an aggregate initial principal amount of $2.1 million unsecured subordinated notes, which we refer to as the Convertible Notes. The lending parties include certain related parties of ours, including an affiliate of Dr. Frost ($500,000), a director of ours and our principal shareholder, Mr. Andrews ($50,000), our chairman, an affiliate of Mr. Lampen ($50,000), a director of ours and our president and chief executive officer, an affiliate of Mr. Halpryn ($200,000), a former director of ours, and Vector Group Ltd. ($200,000), a more than 5% shareholder of ours, of which Mr. Lampen is an executive officer, Mr. Beinstein is a director and Dr. Frost is a principal shareholder. We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson’s bourbon brand.

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

As of July 18, 2016, an aggregate of $1.7 million, consisting of $1.7 million of principal and $9,306 of accrued interest, was outstanding under the Convertible Notes. No amount of principal was paid on the Convertible Notes during the fiscal year ended March 31, 2016. During the fiscal year ended March 31, 2016, we paid the following amounts of interest to the related party holders of the Convertible Notes: an affiliate of Dr. Frost ($25,000), Mr. Andrews ($2,500), an affiliate of Mr. Lampen ($2,500), an affiliate of Mr. Halpryn ($10,000) and Vector Group Ltd. ($10,000).

In March 2013, we entered into a Second Amendment to our Loan Agreement with Keltic Financial Partners II, LP, which we refer to as Keltic, that, among other things, provided for a term loan of $2.5 million, which we refer to as the Bourbon Term Loan, which was used for the purchase of bourbon inventory in March 2013. In August 2013, the Bourbon Term Loan was amended to provide us with the ability to increase the maximum aggregate principal amount of the Bourbon Term Loan from $2.5 million to up to $4.0 million. In September 2014, we entered into an Amended and Restated Loan and Security Agreement with ACF FinCo I LP, as successor in interest to Keltic, which we refer to as the Amended Loan Agreement. The Bourbon Term Loan interest rate was the rate that, when annualized, was the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Keltic required as a condition to funding the Bourbon Term Loan that Keltic had entered into the participation agreement providing for an aggregate of $750,000 of the initial $2.5 million principal amount of the Bourbon Term Loan to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Bourbon Term Loan, including an affiliate of Dr. Frost ($500,000), Mr. Andrews ($50,000) and an affiliate of Mr. Lampen ($50,000). Under the terms of the participation agreement, the junior participants received interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we paid the junior participants an aggregate commitment fee of $45,000 paid in three equal annual installments of $15,000. During the fiscal year ended March 31, 2016, we paid the following amounts of principal to related parties under the participation agreement: an affiliate of Dr. Frost ($149,219), Mr. Andrews ($14,922) and an affiliate of Mr. Lampen ($14,922). During the fiscal year ended March 31, 2016, we paid the following amounts of interest to related parties under the participation agreement: an affiliate of Dr. Frost ($845), Mr. Andrews ($85) and an affiliate of Mr. Lampen ($85). The Bourbon Term Loan was paid in full in the normal course of business in May 2015.

In August 2015, we entered into amendments to the Amended Loan Agreement (together, the “Amendments”). The Amendments provided for a sublimit to our revolving credit facility in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”), subject to certain conditions set forth in the Amended Loan Agreement. The Purchased Inventory Sublimit replaced the Bourbon Term Loan, which was paid in full in May 2015 in the normal course of business. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. The Purchased Inventory Sublimit currently bears interest at 7.50%.

ACF required as a condition to entering into the Amendments that ACF had entered into a participation agreement providing for an aggregate of $900,000 of the initial $3.0 million principal amount of the Purchased Inventory Sublimit to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Purchased Inventory Sublimit, including an affiliate of Dr. Frost ($150,000), Mr. Andrews ($50,000), an affiliate of Mr. Lampen ($100,000) and Alfred J. Small ($15,000), our senior vice president, chief financial officer, treasure and secretary. Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. The participation agreement provides that ACF's commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all such advances equal to $4.9 million. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we were obligated to pay the junior participants a closing fee of $18,000 and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date of the Amendments until the junior participants' obligations are terminated pursuant to the participation agreement. During the fiscal year ended March 31, 2016, we paid the following amounts of principal to related parties under the participation agreement: an affiliate of Dr. Frost ($18,750), Mr. Andrews ($6,250), an affiliate of Mr. Lampen ($12,500) and Alfred J. Small ($1,875). During the fiscal year ended March 31, 2016, we paid the following amounts of interest to related parties under the participation agreement: an affiliate of Dr. Frost ($7,179), Mr. Andrews ($2,393), an affiliate of Mr. Lampen ($4,786) and Alfred J. Small ($718).

Independence of Directors

We follow the NYSE MKT rules in determining if a director is independent. Our board of directors also consults with our counsel to ensure that the board’s determination is consistent with those rules and all other relevant laws and regulations regarding director independence. Consistent with these considerations, our board of directors has determined that Messrs. Beaudette, Beinstein, Krasno, Rubin and Zeitchick are independent directors. The other remaining directors may not be deemed independent under the NYSE MKT rules because they currently have relationships with us that may result in them being deemed not “independent.” All members of our audit, compensation and nominating and corporate governance committees are independent. The members of our audit committee are also independent under Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

Fees Paid to EisnerAmper LLP

The following table sets forth the fees that we were billed for the audit and other services provided by EisnerAmper LLP, our independent registered public accounting firm, in fiscal years 2016 and 2015:

	2016	2015
Audit Fees	$519,613	$531,621
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$519,613	$531,621

Audit Fees

This category includes the audit of our annual financial statements, reviews of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, including the audit of our internal control over financial reporting. This category also includes fees for advice on accounting matters that arose during, or as a result of, the annual audit or the reviews of interim financial statements.

Audit-Related Fees

This category includes assurance and related services provided by EisnerAmper LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

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

Our audit committee pre-approved all fees of EisnerAmper LLP, our independent registered public accounting firm, for fiscal 2016.

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

_____________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2016.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	July 29, 2016
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	July 29, 2016
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting Officer)

/s/ Mark E. Andrews, III*	Director	July 29, 2016
Mark E. Andrews, III

/s/ John F. Beaudette*	Director	July 29, 2016
John F. Beaudette

/s/ Henry C. Beinstein*	Director	July 29, 2016
Henry C. Beinstein

/s/ Phillip Frost, M.D.*	Director	July 29, 2016
Phillip Frost, M.D.

/s/ Dr. Richard M. Krasno *	Director	July 29, 2016
Dr. Richard M. Krasno

/s/ Steven D. Rubin*	Director	July 29, 2016
Steven D. Rubin

/s/ Mark Zeitchick *	Director	July 29, 2016
Mark Zeitchick

* By Alfred J. Small, as Attorney-in-Fact pursuant to a Power of Attorney included on the signature page to the Original 10-K.