Form 10-Q
period 2016-06-30
Castle Brands Inc
filed 2016-08-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32849

CASTLE BRANDS INC.

(Exact name of registrant as specified in its charter)

Florida	41-2103550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 East 42nd Street, Suite 5000,	10168
New York, New York	(Zip Code)
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

The Company had 160,658,777 shares of $.01 par value common stock outstanding at August 5, 2016.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2016	March 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$329,873	$1,430,532
Accounts receivable — net of allowance for doubtful accounts of $285,001 and $245,238 at June 30 and March 31, 2016, respectively	10,135,057	10,410,571
Due from shareholders and affiliates	2,351	3,279
Inventories— net of allowance for obsolete and slow moving inventory of $348,949 and $331,008 at June 30 and March 31, 2016, respectively	28,840,782	27,233,322
Prepaid expenses and other current assets	2,326,003	1,611,797

Total Current Assets	41,634,066	40,689,501

Equipment — net	917,408	876,255

Intangible assets — net of accumulated amortization of $7,533,429 and $7,372,585 at June 30 and March 31, 2016, respectively	6,887,458	7,048,302
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	523,150	518,667
Restricted cash	344,541	345,076
Other assets	114,546	129,486

Total Assets	$50,917,395	$50,103,513

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$59,432	$—
Accounts payable	6,377,086	5,652,260
Accrued expenses	4,259,398	4,352,170
Due to shareholders and affiliates	1,866,930	1,338,072

Total Current Liabilities	12,562,846	11,342,502

Long-Term Liabilities
Credit facility, net (including $263,970 and $275,625 of related-party participation at June 30 and March 31, 2016, respectively)	11,800,055	11,917,694
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at June 30 and March 31, 2016)	1,675,000	1,675,000
Notes payable – GCP Note	214,225	211,580
Deferred tax liability	1,166,962	1,204,000

Total Liabilities	27,419,088	26,350,776

Commitments and Contingencies (Note 11)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30 and March 31, 2016	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at June 30 and March 31, 2016, 160,558,777 and 160,474,777 shares issued and outstanding at June 30 and March 31, 2016, respectively	1,605,588	1,604,748
Additional paid-in capital	167,251,076	166,866,671
Accumulated deficit	(146,643,898)	(145,878,079)
Accumulated other comprehensive loss	(2,237,766)	(2,193,794)

Total controlling shareholders’ equity	19,975,000	20,399,546

Noncontrolling interests	3,523,307	3,353,191

Total Equity	23,498,307	23,752,737

Total Liabilities and Equity	$50,917,395	$50,103,513

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2016	2015
Sales, net*	$16,750,925	$16,513,079
Cost of sales*	10,034,810	9,885,765

Gross profit	6,716,115	6,627,314

Selling expense	4,630,915	4,351,945
General and administrative expense	1,990,235	2,066,091
Depreciation and amortization	253,634	228,256

Loss from operations	(158,669)	(18,978)

Other expense, net	(306)	(821)
Income from equity investment in non-consolidated affiliate	4,483	—
Foreign exchange gain (loss)	79,863	(49,219)
Interest expense, net	(310,261)	(257,164)

Loss before provision for income taxes	(384,890)	(326,182)
Income tax expense, net	(210,813)	(523,962)

Net loss	(595,703)	(850,144)
Net income attributable to noncontrolling interests	(170,116)	(273,518)

Net loss attributable to common shareholders	$(765,819)	$(1,123,662)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.00)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	160,521,947	157,535,571

* Sales, net and Cost of sales include excise taxes of $1,715,961 and $1,768,980 for the three months ended June 30, 2016 and 2015, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,
	2016	2015
Net loss	$(595,703)	$(850,144)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(43,972)	47,002

Total other comprehensive (loss) income:	(43,972)	47,002

Comprehensive loss	$(639,675)	$(803,142)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2016	160,474,777	$1,604,748	$166,866,671	$(145,878,079)	$(2,193,794)	$3,353,191	$23,752,737

Net loss				(765,819)		170,116	(595,703)
Foreign currency translation adjustment					(43,972)		(43,972)
Common stock issuance costs	--	--	(12,000)				(12,000)
Exercise of common stock options	84,000	840	44,005				44,845
Stock-based compensation			352,400				352,400

BALANCE, JUNE 30, 2016	160,558,777	$1,605,588	$167,251,076	$(146,643,898)	$(2,237,766)	$3,523,307	$23,498,307

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(595,703)	$(850,144)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	253,634	228,256
Provision for doubtful accounts	11,550	36,674
Amortization of deferred financing costs	44,804	43,459
Deferred income tax benefit, net	(37,038)	(54,038)
Net income from equity investment in non-consolidated affiliate	(4,483)	--
Effect of changes in foreign currency translation	(79,863)	49,219
Stock-based compensation expense	352,400	239,940
Addition to provision for obsolete inventories	50,000	100,000
Changes in operations, assets and liabilities:
Accounts receivable	261,134	987,973
Due from affiliates	928	138,750
Inventory	(1,613,666)	982,293
Prepaid expenses and supplies	(715,339)	(107,240)
Other assets	(23,097)	(5,480)
Accounts payable and accrued expenses	635,823	122,497
Accrued interest	2,645	2,645
Due to related parties	528,859	(128,716)

Total adjustments	(331,709)	2,636,232

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(927,412)	1,786,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(134,147)	(105,667)
Acquisition of intangible assets	--	(17,138)
Investment in non-consolidated affiliate, at equity	--	(500,000)
Change in restricted cash	(7,228)	(92)

NET CASH USED IN INVESTING ACTIVITIES	(141,375)	(622,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on credit facility	(124,406)	(2,479,917)
Payments on Bourbon term loan	--	(744,900)
Net proceeds from (payments on) foreign revolving credit facility	60,440	(34,795)
Proceeds from issuance of common stock	--	3,251,989
Payments for costs of stock issuance	(12,000)	(65,160)
Proceeds from exercise of common stock options	44,845	25,250

NET CASH USED IN FINANCING ACTIVITIES	(31,121)	(47,533)

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(751)	527
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,100,659)	1,116,185
CASH AND CASH EQUIVALENTS — BEGINNING	1,430,532	1,191,603

CASH AND CASH EQUIVALENTS — ENDING	$329,873	$2,307,788

SUPPLEMENTAL DISCLOSURES:
Interest paid	$276,762	$224,093
Income taxes paid	$1,010,780	$1,079,270

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 —  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2016 is derived from the March 31, 2016 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2016 included in the Company’s annual report on Form 10-K for the year ended March 31, 2016, as amended (“2016 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2016 Form 10-K for additional disclosures and a description of accounting policies.

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Liquidity – The Company believes that its current cash and working capital, the availability under the Credit Facility (as defined in Note 7C) and the additional funds that may be raised under the 2014 Distribution Agreement (as defined in Note 8) will enable it to fund its obligations until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least June 2017.

C.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskeys, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

D.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

E.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

F.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

G.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

H.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the condensed consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

I.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

-	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are directly or indirectly observable for the asset or liability for substantially the full term of the financial instrument.
-	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

J.	Income taxes — Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has not recognized any adjustments for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded by the Company.

The Company’s income tax expense for the three months ended June 30, 2016 and 2015 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For the three months ended June 30, 2016 and June 30, 2015, the Company recognized ($210,813) and ($523,962) of income tax expense, net, respectively.

K.	Recent accounting pronouncements — In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after April 1, 2017, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

L.

Accounting standards adopted — In September 2015, the FASB issued ASU 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments”, which requires adjustments to provisional amounts initially recorded in a business combination that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires the disclosure of the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance became effective for the Company beginning April 1, 2016. The Company will apply the guidance prospectively for all future business combinations.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance became effective for the Company beginning April 1, 2016. In June, 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement” at June 18, 2015 EITF Meeting. This update addresses presentation and subsequent measurement of debt issuance costs related to line of credit arrangements. Commitment fees paid to the lender represent the benefit of being able to access capital over the contractual term, and therefore, are not in the scope of the new guidance and it is appropriate to present such fees as an asset on the balance sheet, regardless of whether or not there are outstanding borrowings under the revolver. The Company determined that the adoption of this guidance will not have a material effect on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 —  BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible notes outstanding. In computing diluted net loss per share for the three months ended June 30, 2016 and 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2016	2015
Stock options	16,339,086	14,440,688
Warrants to purchase common stock	--	120,000
5% Convertible notes	1,861,111	1,861,111

Total	18,200,197	16,421,799

NOTE 3 —  INVENTORIES

	June 30,	March 31,
	2016	2016
Raw materials	$12,401,725	$11,976,561
Finished goods – net	16,439,057	15,256,761

Total	$28,840,782	$27,233,322

As of June 30 and March 31, 2016, 13% and 11%, respectively, of raw materials and 4% and 5%, respectively, of finished goods were located outside of the United States.

In the three months ended June 30, 2016, the Company acquired $1,485,422 of aged bourbon whiskey in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 —  EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc., consolidated

For the three months ended June 30, 2016 and 2015, GCP had pretax net income on a stand-alone basis of $636,103 and $1,244,796, respectively. The Company allocated 40% of this net income, or $254,441 and $497,918, to non-controlling interest for the three-month periods ended June 30, 2016 and 2015, respectively. Combined with the effects of income tax expense, net, allocated to noncontrolling interests as described in Note 1.I Income Taxes, the cumulative balance allocated to noncontrolling interests in GCP was $3,523,307 and $3,353,191 at June 30 and March 31, 2016, respectively, as shown on the accompanying condensed consolidated balance sheets.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated to the storage of Jefferson’s whiskies. The Company has accounted for this investment under the equity method of accounting. For the three months ended June 30, 2016 and 2015, the Company recognized $4,483 and $0 of income from this investment, respectively. The investment balance was $523,150 and $518,667 at June 30 and March 31, 2016, respectively, as shown on the accompanying condensed consolidated balance sheets.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 5 —  GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of June 30 and March 31, 2016.

Intangible assets consist of the following:

	June 30, 2016	March 31, 2016
Definite life brands	$170,000	$170,000
Trademarks	631,693	631,693
Rights	8,271,555	8,271,555
Product development	185,207	185,207
Patents	994,000	994,000
Other	55,460	55,460

	10,307,915	10,307,915
Less: accumulated amortization	7,533,429	7,372,585

Net	2,774,486	2,935,330
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$6,887,458	$7,048,302

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	June 30, 2016	March 31, 2016
Definite life brands	$170,000	$170,000
Trademarks	337,655	331,366
Rights	6,203,098	6,065,111
Product development	29,189	29,188
Patents	793,487	776,920
Other	-	-

Accumulated amortization	$7,533,429	$7,372,585

NOTE 6 —  RESTRICTED CASH

At June 30 and March 31, 2016, the Company had €310,291 or $344,541 (translated at the June 30, 2016 exchange rate) and €303,890 or $345,076 (translated at the March 31, 2016 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 —  NOTES PAYABLE

	June 30, 2016	March 31, 2016
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$59,432	$—
Note payable – GCP note (B)	214,225	211,580
Credit facility, net (C)	11,800,055	11,917,694
5% Convertible notes (D)	1,675,000	1,675,000

Total	$13,748,712	$13,804,274

A.	The Company has arranged various facilities aggregating €310,291 or $344,541 (translated at the June 30, 2016 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €53,524 or $59,432 (translated at the June 30, 2016 exchange rate) and €0 at June 30 and March 31, 2016, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2016, $10,579 of accrued interest was converted to amounts due to affiliates. At June 30, 2016, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2016, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	The Company and CB-USA are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide working capital, including capital to finance purchases of aged whiskeys in support of the growth of the Jefferson’s bourbons, in the amount of $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

Pursuant to the Loan Agreement, the Company and CB-USA may borrow up to the lesser of (x) $19.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. The Company and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement. The Purchased Inventory Sublimit replaced the bourbon term loan (the “Bourbon Term Loan”), which was paid in full in the normal course of business in May 2015.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

In connection with the Loan Agreement, the Company entered into a Reaffirmation Agreement with (i) certain of its officers, including John Glover, Chief Operating Officer, T. Kelley Spillane, Senior Vice President - Global Sales, and Alfred J. Small, Senior Vice President, Chief Financial Officer, Treasurer & Secretary and (ii) certain junior lenders, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and a principal shareholder of the Company, Mark E. Andrews, III, the Company’s Chairman, an affiliate of Richard J. Lampen, a director and the Company’s President and Chief Executive Officer, an affiliate of Glenn Halpryn, a former director, Dennis Scholl, a former director, and Vector Group Ltd., a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer, Henry Beinstein, a director of the Company, is a director and Phillip Frost, M.D. is a principal shareholder, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company and ACF.

ACF also required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of the Company, including Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), and Alfred J. Small ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. The Company is not a party to the participation agreement. However, the Company and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which the Company and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the First Amendment to the Loan Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

The Company may borrow up to the maximum amount of the Credit Facility, provided that the Company has a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement), the Company is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 6.0% (reflecting a discount for achieving one such EBITDA target) and the Purchased Inventory Sublimit currently bears interest at 7.75%. The Company is required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from the bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). The Company’s obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of its assets.

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict the Company’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At June 30, 2016, the Company was in compliance, in all material respects, with the covenants under the Loan Agreement.

At June 30 and March 31, 2016, $11,800,055 and $11,917,694, respectively, due on the Credit Facility, net, was included in long-term liabilities, including $2,514,000 and $2,625,000 outstanding under the Purchased Inventory Sublimit, respectively. At June 30 and March 31, 2016, there was $7,035,812 and $6,911,406, respectively, in potential availability under the Credit Facility, net.

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

At each of June 30 and March 31, 2016, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities, respectively.

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

The Company did not sell any Shares pursuant to the 2014 Distribution Agreement during the three months ended June 30, 2016, but incurred $12,000 of issuance costs related to the 2014 Distribution Agreement.

During the three months ended June 30, 2015, the Company sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and issuance costs of $65,160.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 —  FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30 and March 31, 2016, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 10 —   STOCK-BASED COMPENSATION

In June 2016, the Company granted to employees, directors and certain consultants options to purchase an aggregate of 3,170,000 shares of the Company’s common stock at an exercise price of $0.90 per share under the Company’s 2013 Incentive Compensation Plan. The options, which expire in June 2026, vest 25% on each of the first four anniversaries of the grant date. The Company has valued the options at $1,806,900 using the Black-Scholes option pricing model.

Stock-based compensation expense for the three months ended June 30, 2016 and 2015 amounted to $352,400 and $239,940, respectively. At June 30, 2016, total unrecognized compensation cost amounted to $4,522,997, representing 6,635,125 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 3.08 years. There were 84,000 options exercised during the three months ended June 30, 2016 and 50,000 options exercised during the three months ended June 30, 2015. The Company did not recognize any related tax benefit for the three months ended June 30, 2016 and 2015 from option exercises, as the effects were de minimis.

NOTE 11 —  COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2017, the Company has contracted to purchase approximately €900,386 or $999,771 (translated at the June 30, 2016 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.

The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the year ending June 30, 2017, the Company has contracted to purchase approximately €394,961 or $438,557 (translated at the June 30, 2016 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.

The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ended December 31, 2015, the Company contracted and purchased approximately $1,643,000 in newly distilled bourbon. For the contract year ending December 31, 2016, the Company contracted to purchase approximately $2,053,750 in newly distilled bourbon, $964,725 of which had been purchased as of June 30, 2016. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2016 and provides for monthly payments of €1,100 or $1,221 (translated at the June 30, 2016 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

E.	As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014 and August 2015.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

F.	Except as set forth below, the Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 12 —  CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers — Sales to one customer, the Southern Wine and Spirits of America, Inc. family of companies, accounted for approximately, 23.1% and 30.0% of the Company’s net sales for the three months ended June 30, 2016 and 2015, respectively, and approximately 23.6% and 27.7% of accounts receivable at June 30 and March 31, 2016, respectively.

NOTE 13 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the amounts and percentage of consolidated sales, net, consolidated loss from operations, consolidated net loss attributable to controlling interests, consolidated income tax expense and consolidated assets from the U.S. and foreign countries and consolidated sales, net by category.

	Three months ended June 30,
	2016		2015
Consolidated Sales, net:
International	$1,739,499	10.4%	$2,105,422	12.8%
United States	15,011,426	89.6%	14,407,657	87.2%

Total Consolidated Sales, net	$16,750,925	100.0%	$16,513,079	100.0%

Consolidated (Loss) Income from Operations:
International	$(98,224)	61.9%	$55,023	(289.9)%
United States	(60,445)	38.1%	(74,001)	389.9%

Total Consolidated Loss from Operations	$(158,669)	100.0%	$(18,978)	100.0%

Consolidated Net (Loss) Income Attributable to Controlling Interests:
International	$(80,005)	10.4%	$64,876	(5.8)%
United States	(685,814)	89.6%	(1,188,538)	105.8%

Total Consolidated Net Loss Attributable to Controlling Interests	$(765,819)	100.0%	$(1,123,662)	100.0%

Income tax expense, net:
United States	$(210,813)	100.0%	$(523,962)	100.0%

Consolidated Sales, net by category:
Rum	$4,611,916	27.5%	$4,563,506	27.6%
Whiskey	5,499,418	32.8%	6,191,059	37.6%
Liqueurs	1,945,373	11.6%	1,824,515	11.0%
Vodka	377,585	2.3%	524,224	3.2%
Tequila	58,608	0.4%	73,906	0.4%
Related Non-Alcoholic Beverage Products	4,258,025	25.4%	3,335,869	20.2%

Total Consolidated Sales, net	$16,750,925	100.0%	$16,513,079	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	As of June 30, 2016		As of March 31, 2016
Consolidated Assets:
International	$2,872,742	5.6%	$2,786,333	5.6%
United States	48,044,653	94.4%	47,317,180	94.4%

Total Consolidated Assets	$50,917,395	100.0%	$50,103,513	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, France, Finland, Norway, Sweden, Denmark, United Arab Emirates, Australia and the Duty Free markets, and in a number of other countries. We market the following brands, among others:

•	Goslings rum®
•	Goslings Stormy Ginger Beer
•	Goslings Dark ‘n Stormy® ready-to-drink cocktail
•	Jefferson’s® bourbon
•	Jefferson’s Reserve®
•	Jefferson’s Ocean Aged at Sea®
•	Jefferson’s Wine Finish Collection
•	Jefferson’s The Manhattan: Barrel Finished Cocktail
•	Jefferson’s Chef’s Collaboration
•	Jefferson’s Wood Experiment
•	Jefferson’s Presidential Select™
•	Jefferson’s Rye whiskey
•	Pallini® liqueurs
•	Clontarf® Irish whiskey
•	Knappogue Castle Whiskey®
•	Brady’s® Irish Cream
•	Boru® vodka
•	Tierras™ tequila
•	Celtic Honey® liqueur
•	Gozio® amaretto

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

•	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
•	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskeys, sales of which have grown substantially in recent years;
•	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
•	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
•	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2016, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2016, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.11038 (equivalent to U.S. $1.00 = €0.90059) and £1.00 = U.S. $1.20575 (equivalent to U.S. $1.00 = £0.82936).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2016, as amended, which we refer to as our 2016 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended
	June 30,
	2016	2015
Cases:
United States	76,840	78,275
International	17,102	21,894

Total	93,942	100,169

Rum	44,283	45,725
Whiskey	21,144	25,837
Liqueurs	20,438	18,840
Vodka	7,765	9,394
Tequila	312	373

Total	93,942	100,169

Percentage of Cases:
United States	81.8%	78.1%
International	18.2%	21.9%

Total	100.0%	100.0%

Rum	47.1%	45.6%
Whiskey	22.5%	25.8%
Liqueurs	21.8%	18.8%
Vodka	8.3%	9.4%
Tequila	0.3%	0.4%

Total	100.0%	100.0%

 The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Gosling’s Stormy Ginger Beer, for the periods presented:

	Three months ended June 30,
	2016	2015
Cases:
United States	276,165	223,435
International	24,817	4,620

Total	300,982	228,055

United States	91.8%	98.0%
International	8.2%	2.0%

Total	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended June 30,
	2016	2015
Sales, net	100.0%	100.0%
Cost of sales	59.9%	59.9%

Gross profit	40.1%	40.1%

Selling expense	27.6%	26.3%
General and administrative expense	11.9%	12.5%
Depreciation and amortization	1.5%	1.4%

Loss from operations	(0.9)%	(0.1)%

Other expense, net	(0.0%)	(0.0%)
Income from equity investment in non-consolidated affiliate	0.0%	0.0%
Foreign exchange gain (loss)	0.5%	(0.3)%
Interest expense, net	(1.9)%	(1.6)%
Loss before provision for income taxes	(2.3)%	(2.0)%
Income tax expense, net	(1.3)%	(3.2)%

Net loss	(3.6)%	(5.2)%
Net income attributable to noncontrolling interests	(1.0)%	(1.7)%

Net loss attributable to common shareholders	(4.6)%	(6.9)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended June 30,
	2016	2015
Net loss attributable to common shareholders	$(765,819)	$(1,123,662)
Adjustments:
Interest expense, net	310,261	257,164
Income tax expense, net	210,813	523,962
Depreciation and amortization	253,634	228,256
EBITDA (loss)	8,889	(114,280)
Allowance for doubtful accounts	11,550	34,000
Allowance for obsolete inventory	50,000	100,000
Stock-based compensation expense	352,400	239,940
Other expense, net	306	821
Income from equity investment in non-consolidated affiliate	(4,483)	--
Foreign exchange (gain) loss	(79,863)	49,219
Net income attributable to noncontrolling interests	170,116	273,518
EBITDA, as adjusted	$508,915	$583,218

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, other income, net, income from equity investment in non-consolidated affiliate, foreign exchange and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, decreased to income of $0.5 million for the three months ended June 30, 2016, as compared to income of $0.6 million for the comparable prior-year period, primarily as a result of increased selling costs relative to net revenue.

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net sales. Net sales increased 1.4% to $16.8 million for the three months ended June 30, 2016, as compared to $16.5 million for the comparable prior-year period, due to U.S. sales growth of Goslings rum and increased sales of Goslings Stormy Ginger Beer and Pallini Liqueurs, partially offset by decreases in vodka and whiskey sales. Prior-year period spirits sales were positively impacted by increased sales of our Jefferson’s, Jefferson’s Reserve and Jefferson’s Ocean Aged at Sea bourbons, which benefitted from the introduction of barrel finishes and barrel aged cocktails during such period. For the three months ended June 30, 2016, sales of our Goslings Stormy Ginger Beer increased 27.6% to $4.3 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer and Goslings brand awareness, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(1,442)	1,136	(3.2)%	3.5%
Whiskey	(4,693)	(2,221)	(18.2)%	(12.3)%
Liqueur	1,598	1,438	8.5%	7.6%
Vodka	(1,629)	(1,726)	(17.3)%	(19.6)%
Tequila	(61)	(61)	(16.4)%	(16.4)%
Total	(6,227)	(1,434)	(6.2)%	(1.8)%

Our international spirits case sales as a percentage of total spirits case sales decreased to 18.2% for the three months ended June 30, 2016 as compared to 21.9% for the comparable prior-year period, primarily due to the timing of shipments of rum and whiskey to our international wholesaler.

The following table presents the increase in case sales of related non-alcoholic beverage products for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	U.S.	Overall	Overall	U.S.
Related Non-Alcoholic Beverage Products	72,927	52,730	32.0%	23.6%

Gross profit. Gross profit increased 1.3% to $6.7 million for the three months ended June 30, 2016 from $6.6 million for the comparable prior-year period, and our gross margin remained constant at 40.1% for each of the three-month periods ended June 30, 2016 and 2015. The increase in gross profit was primarily due to increased aggregate revenue in the current period. During the three months ended June 30, 2016, we recorded an addition to allowance for obsolete and slow moving inventory of $0.05 million, as compared to $0.1 million for the comparable prior-year period. We recorded these allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charges have been recorded as an increase to cost of sales in the relevant period. Net of the allowance for obsolete inventory, our gross margin for the three months ended June 30, 2016 was 40.4% as compared to 40.7% for the prior year.

Selling expense. Selling expense increased 6.4% to $4.6 million for the three months ended June 30, 2016 from $4.4 million for the comparable prior-year period, primarily due to a $0.6 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, partially offset by a $0.2 million decrease in shipping costs from lower sales volume. The increase in selling costs resulted in selling expense as a percentage of net sales increasing to 27.6% for the three months ended June 30, 2016 as compared to 26.3% for the comparable prior-year period.

General and administrative expense. General and administrative expense decreased 3.7% to $2.0 million for the three months ended June 30, 2016 from $2.1 million for the comparable prior-year period, primarily due to a $0.1 million decrease in professional fees. Increased sales and decreased expenses resulted in general and administrative expense as a percentage of net sales decreasing to 11.9% for the three months ended June 30, 2016 as compared to 12.5% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.3 million for the three months ended June 30, 2016 as compared to $0.2 million for the comparable prior-year period.

Loss from operations. As a result of the foregoing, we had a loss from operations of $(0.2) million for the three months ended June 30, 2016 as compared to a loss from operations of ($0.02) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, GCP, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.2) million for the three months ended June 30, 2016 as compared to net expense of ($0.5) million for the comparable prior-year period.

Foreign exchange gain (loss). Foreign exchange gain for the three months ended June 30, 2016 was $0.08 million as compared to a loss of ($0.05) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.3) million for each of the three-month periods ended June 30, 2016 and 2015 due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was ($0.2) million for the three months ended June 30, 2016 as compared to ($0.3) million for the comparable prior-year period, both the result of allocated net income recorded by our 60% owned subsidiary, GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($0.8) million for the three months ended June 30, 2016 as compared to ($1.1) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.00) per share for the three months ended June 30, 2016 as compared to ($0.01) for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated cumulative positive cash flows from operations. For the three months ended June 30, 2016, we had a net loss of ($0.6) million, and used cash of $0.9 million in operating activities. As of June 30, 2016, we had cash and cash equivalents of $0.3 million and had an accumulated deficit of $146.7 million.

We believe our current cash and working capital, the availability under the Credit Facility (as defined below) and the additional funds that may be raised under our 2014 Distribution Agreement (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2017.

Existing Financing

We and our wholly-owned subsidiary Castle Brands (USA) Corp. (“CB-USA”) are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s bourbons, in the amount of $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

Pursuant to the Loan Agreement, we and CB-USA may borrow up to the lesser of (x) $19.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement. The Purchased Inventory Sublimit replaced our bourbon term loan (the “Bourbon Term Loan”), which was paid in full in the normal course of business in May 2015.

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

ACF required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), and Alfred J. Small ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the amendment to the Loan Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 6.0% (reflecting a discount for achieving one such EBITDA target) and the Purchased Inventory Sublimit currently bears interest at 7.75%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets.

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At June 30, 2016, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

In December 2009, GCP, a 60% owned subsidiary, issued a promissory note in the aggregate principal amount of $0.2 million to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity.

We have arranged various credit facilities aggregating €0.3 million or $0.3 million (translated at the June 30, 2016 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the June 30, 2016 exchange rate) with the bank to secure these borrowings.

In October 2013, we issued an aggregate principal amount of $2.1 million of unsecured 5% convertible subordinated notes (the “Convertible Notes”). We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson’s bourbon brand.

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

As of August 9, 2016, Shares having a gross sales price of up to approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of June 30, 2016, we had shareholders’ equity of $23.5 million as compared to $23.8 million at March 31, 2016. Our $0.6 million net loss and our total comprehensive loss for the three months ended June 30, 2016, were partially offset by the exercise of stock options and stock based compensation expense of $0.4 million.

We had working capital of $29.1 million at June 30, 2016 as compared to $29.4 million at March 31, 2016, primarily due to a $1.6 million increase in inventory partially offset by a net $0.6 million increase in accounts payable and accrued expenses and a $1.1 million decrease in cash and cash equivalents.

As of June 30, 2016, we had cash and cash equivalents of approximately $0.3 million, as compared to $1.4 million as of March 31, 2016. The decrease is primarily attributable to the funding of our operations and working capital needs for the three months ended June 30, 2016. At June 30, 2016, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

As of June 30, 2016, we had borrowed $12.0 million of the $19.0 million available under the Credit Facility, including $2.5 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.6 million in potential availability for working capital needs under the Credit Facility and $4.5 million available for aged whiskey inventory purchases. As of the date of this report, we had borrowed $12.6 million of the $19.0 million available under the Credit Facility, including $2.5 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $1.9 million in potential availability for working capital needs under the Credit Facility and $4.5 million available for aged whiskey inventory purchases. We believe our current cash and working capital, the availability under the Credit Facility and the additional funds that may be raised under the 2014 Distribution Agreement will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2017.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three months ended June 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(927)	$1,786
Investing activities	(141)	(623)
Financing activities	(31)	(48)
Subtotal	(1,099)	1,115
Effect of foreign currency translation	(1)	1

Net (decrease) increase in cash and cash equivalents	$(1,100)	$1,116

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Tierras tequila, or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at June 30, 2016 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the three months ended June 30, 2016, net cash used in operating activities was $0.9 million, consisting primarily of a $1.6 million increase in inventory, a net loss of $0.6 million and a $0.7 million increase in prepaid expenses. These uses of cash were partially offset by a $0.3 million decrease in accounts receivable, a $0.6 million increase in accounts payable and accrued expenses, a $0.5 million increase in due to related parties, stock based compensation expense of $0.4 million and depreciation and amortization expense of $0.3 million

During the three months ended June 30, 2015, net cash provided by operating activities was $1.8 million, consisting primarily of a $1.0 million decrease in inventory, a $1.0 million decrease in accounts receivable, a $0.1 million increase in accounts payable and accrued expense, stock based compensation expense of $0.2 million and depreciation and amortization expense of $0.2 million. These sources of cash were partially offset by a net loss of $0.9 million, a $0.1 million decrease in due to related parties and a $0.1 million increase in prepaid expenses.

Investing Activities. Net cash used in investing activities was $0.1 million for the three months ended June 30, 2016, representing $0.1 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.6 million for the three months ended June 30, 2015, representing a $0.5 million investment in Copperhead Distillery and $0.1 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash used in financing activities for the three months ended June 30, 2016 was $0.03 million, consisting of $0.1 million in net payments on the Credit Facility, partially offset by $0.06 million in net proceeds from the foreign revolving credit facility and $0.04 million from the exercise of stock options.

Net cash used in financing activities for the three months ended June 30, 2015 was $0.05 million, consisting of $2.5 million in net payments on the Credit Facility and $0.7 million paid on the Bourbon Term Loan, partially offset by $3.2 million in net proceeds from the issuance of Common Stock pursuant to the 2014 Distribution Agreement.

Recent accounting standards issued and adopted

We discuss recently issued and adopted accounting standards in the “Recent accounting pronouncements” section of Note 1 of the “Notes to Unaudited Condensed Consolidated Financial Statements” in the accompanying unaudited condensed consolidated financial statements.

Cautionary Note Regarding Forward Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2016, as amended, and as follows:

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

Interest rate risk

Interest on our Credit Facility is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of June 30, 2016, we had $9,450,188 outstanding under the Credit Facility, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of June 30, 2016, we had €53,524 outstanding under our foreign revolving credit facilities, none of which is currently being hedged.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $11,964,188 of unhedged debt outstanding under our Credit Facility and our foreign revolving credit facilities at June 30, 2016 would have an impact of approximately $9,970 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended June 30, 2016, Euro denominated sales accounted for approximately 10.4% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended June 30, 2016, Euro denominated expenses accounted for approximately 7% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro would have had an impact of approximately $118,102 on our loss from operations for the three months ended June 30, 2016.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At June 30 and March 31, 2016, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was a loss of (43,972) for the three months ended June 30, 2016 and income of $47,002 for the three months ended June 30, 2015. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro would have had an impact of approximately $10,000 for the three months ended June 30, 2016 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of June 30, 2016, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 F. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

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

August 9, 2016