Form 10-Q
period 2016-09-30
Castle Brands Inc
filed 2016-11-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The Company had 160,961,277 shares of $.01 par value common stock outstanding at November 7, 2016.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2016	March 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$679,583	$1,430,532
Accounts receivable — net of allowance for doubtful accounts of $304,492 and $245,238 at September 30 and March 31, 2016, respectively	11,621,916	10,410,571
Due from shareholders and affiliates	2,748	3,279
Inventories— net of allowance for obsolete and slow moving inventory of $364,705 and $331,008 at September 30 and March 31, 2016, respectively	28,017,837	27,233,322
Prepaid expenses and other current assets	1,962,486	1,611,797

Total Current Assets	42,284,570	40,689,501

Equipment — net	855,568	876,255

Intangible assets — net of accumulated amortization of $7,694,273 and $7,372,585 at September 30 and March 31, 2016, respectively	6,726,614	7,048,302
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	541,987	518,667
Restricted cash	348,208	345,076
Other assets	116,606	129,486

Total Assets	$51,369,779	$50,103,513

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6,521,695	$5,652,260
Accrued expenses	4,179,591	4,352,170
Due to shareholders and affiliates	1,881,868	1,338,072

Total Current Liabilities	12,583,154	11,342,502

Long-Term Liabilities
Credit facility, net (including $234,885 and $275,625 of related-party participation at September 30 and March 31, 2016, respectively)	12,192,610	11,917,694
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at September 30 and March 31, 2016)	1,675,000	1,675,000
Notes payable – GCP Note	216,869	211,580
Deferred tax liability	1,129,924	1,204,000

Total Liabilities	27,797,557	26,350,776

Commitments and Contingencies (Note 11)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30 and March 31, 2016	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at September 30 and March 31, 2016, 160,951,277 and 160,474,777 shares issued and outstanding at September 30 and March 31, 2016, respectively	1,609,513	1,604,748
Additional paid-in capital	167,791,293	166,866,671
Accumulated deficit	(147,344,608)	(145,878,079)
Accumulated other comprehensive loss	(2,218,139)	(2,193,794)

Total controlling shareholders’ equity	19,838,059	20,399,546

Noncontrolling interests	3,734,163	3,353,191

Total Equity	23,572,222	23,752,737

Total Liabilities and Equity	$51,369,779	$50,103,513

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Sales, net*	$19,627,791	$18,536,509	$36,378,716	$35,049,588
Cost of sales*	11,900,531	11,480,107	21,935,341	21,365,872

Gross profit	7,727,260	7,056,402	14,443,375	13,683,716

Selling expense	5,031,597	4,941,213	9,662,512	9,293,158
General and administrative expense	2,140,659	1,691,332	4,130,894	3,757,423
Depreciation and amortization	253,463	233,069	507,097	461,325

Income from operations	301,541	190,788	142,872	171,810

Other (expense) income, net	(27)	600	(333)	(221)
Income from equity investment in non-consolidated affiliate	18,837	4,513	23,320	4,513
Foreign exchange (loss) gain	(3,375)	(40,360)	76,488	(89,579)
Interest expense, net	(328,868)	(257,636)	(639,129)	(514,800)

Loss before provision for income taxes	(11,892)	(102,095)	(396,782)	(428,277)
Income tax expense, net	(477,962)	(579,962)	(688,775)	(1,103,924)

Net loss	(489,854)	(682,057)	(1,085,557)	(1,532,201)
Net income attributable to noncontrolling interests	(210,856)	(329,214)	(380,972)	(602,732)

Net loss attributable to common shareholders	$(700,710)	$(1,011,271)	$(1,466,529)	$(2,134,933)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	160,698,696	159,774,811	160,610,804	158,661,309

* Sales, net and Cost of sales include excise taxes of $1,912,740 and $1,919,019 for the three months ended September 30, 2016 and 2015, respectively, and $3,628,701 and $3,687,999 for the six months ended September 30, 2016 and 2015, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Net loss	$(489,854)	$(682,057)	$(1,085,557)	$(1,532,201)
Other comprehensive income (loss):
Foreign currency translation adjustment	19,627	27,199	(24,345)	74,201

Total other comprehensive income (loss):	19,627	27,199	(24,345)	74,201

Comprehensive loss	$(470,227)	$(654,858)	$(1,109,902)	$(1,458,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2016	160,474,777	$1,604,748	$166,866,671	$(145,878,079)	$(2,193,794)	$3,353,191	$23,752,737

Net loss				(1,466,529)		380,972	(1,085,557)
Foreign currency translation adjustment					(24,345)		(24,345)
Common stock issuance costs	—	—	(14,355)				(14,355)
Exercise of common stock options	476,500	4,765	176,480				181,245
Stock-based compensation			762,497				762,497

BALANCE, SEPTEMBER 30, 2016	160,951,277	$1,609,513	$167,791,293	$(147,344,608)	$(2,218,139)	$3,734,163	$23,572,222

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,085,557)	$(1,532,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	507,097	461,325
Provision for doubtful accounts	23,100	43,000
Amortization of deferred financing costs	89,608	92,181
Deferred income tax expense, net	(74,076)	(90,076)
Net income from equity investment in non-consolidated affiliate	(23,320)	(4,513)
Effect of changes in foreign exchange	(76,488)	89,579
Stock-based compensation expense	762,497	698,390
Addition to provision for obsolete inventory	100,000	100,000
Changes in operations, assets and liabilities:
Accounts receivable	(1,235,903)	264,416
Due from affiliates	531	137,283
Inventory	(828,416)	(2,662,691)
Prepaid expenses and supplies	(351,239)	202,982
Other assets	(43,725)	(86,667)
Accounts payable and accrued expenses	700,370	1,648,871
Accrued interest	5,289	5,289
Due to shareholders and affiliates	543,796	(491,966)

Total adjustments	99,121	407,403

NET CASH USED IN OPERATING ACTIVITIES	(986,436)	(1,124,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(164,840)	(202,260)
Acquisition of intangible assets	—	(17,138)
Investment in non-consolidated affiliate, at equity	—	(500,000)
Change in restricted cash	(7,190)	(159)

NET CASH USED IN INVESTING ACTIVITIES	(172,030)	(719,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility	241,913	384,074
Payments on Bourbon term loan	—	(744,900)
Net payments on foreign revolving credit facility	—	(34,896)
Proceeds from issuance of common stock	—	3,251,989
Payments for costs of stock issuance	(14,355)	(95,344)
Subsidiary dividend paid to non-controlling interests	—	(600,000)
Proceeds from exercise of common stock options	181,245	234,088

NET CASH PROVIDED BY FINANCING ACTIVITIES	408,803	2,395,011

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(1,286)	(3,019)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(750,949)	547,637
CASH AND CASH EQUIVALENTS — BEGINNING	1,430,532	1,191,603

CASH AND CASH EQUIVALENTS — ENDING	$679,583	$1,739,240

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Surrender of common stock in connection with exercise of common stock warrant	$—	$31,250
Conversion of 5% convertible note to common stock	$—	$250,000

Interest paid	$551,428	$485,685
Income taxes paid	$1,010,780	$35,000

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

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Liquidity – The Company believes that its current cash and working capital, the availability under the Credit Facility (as defined in Note 7C) and the additional funds that may be raised under the 2014 Distribution Agreement (as defined in Note 8) will enable it to fund its obligations until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least November 2017.

C.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskeys, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

D.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

E.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

F.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

G.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

H.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the condensed consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

I.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company’s income tax expense for the three-month and six-month periods ended September 30, 2016 and 2015 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For the three months ended September 30, 2016 and 2015, the Company recognized ($477,962) and ($579,962) of income tax expense, net, respectively. For the six months ended September 30, 2016 and 2015, the Company recognized ($688,775) and ($1,103,924) of income tax expense, net, respectively.

K.

Recent accounting pronouncements — In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory.” This ASU removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. Entities must apply a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. The new standard is effective for the Company as of April 1, 2018, with early adoption permitted. Adoption is required to be on a retrospective basis, unless impracticable for any of the amendments, in which case a prospective application is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for the Company as of April 1, 2017. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company as of April 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for the Company as of April 1, 2018, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for the Company as of April 1, 2017, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company as of April 1, 2018. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance became effective for the Company beginning April 1, 2016.

In June, 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement” at June 18, 2015 EITF Meeting. This update addresses presentation and subsequent measurement of debt issuance costs related to line of credit arrangements. Commitment fees paid to the lender represent the benefit of being able to access capital over the contractual term, and therefore, are not in the scope of the new guidance and it is appropriate to present such fees as an asset on the balance sheet, regardless of whether or not there are outstanding borrowings under the revolver. The Company adopted this guidance beginning with its Annual Report on Form 10-K for the fiscal year ended March 31, 2016. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible notes outstanding. In computing diluted net loss per share for the six months ended September 30, 2016 and 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Six months ended September 30,
	2016	2015
Stock options	15,946,586	13,877,699
Warrants to purchase common stock	—	120,000
5% Convertible notes	1,861,111	1,861,111

Total	17,807,697	15,858,810

NOTE 3 — INVENTORIES

	September 30,	March 31,
	2016	2016
Raw materials	$13,136,443	$11,976,561
Finished goods – net	14,881,394	15,256,761

Total	$28,017,837	$27,233,322

As of September 30 and March 31, 2016, 13% and 11%, respectively, of raw materials and 6% and 5%, respectively, of finished goods were located outside of the United States.

In the six months ended September 30, 2016, the Company acquired $1,853,670 of aged bourbon whiskey in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc., consolidated

For the three months ended September 30, 2016 and 2015, GCP had pretax net income on a stand-alone basis of $1,005,101 and $1,440,035, respectively. The Company allocated 40% of this net income, or $402,040 and $576,014, to non-controlling interest for the three-month periods ended September 30, 2016 and 2015, respectively. For the six months ended September 30, 2016 and 2015, GCP had pretax net income on a stand-alone basis of $1,641,204 and $2,684,831, respectively. The Company allocated 40% of this net income, or $656,482 and $1,073,932, to non-controlling interest for the six-month periods ended September 30, 2016 and 2015, respectively. Combined with the effects of income tax expense, net, allocated to noncontrolling interests as described in Note 1.J Income Taxes, the cumulative balance allocated to noncontrolling interests in GCP was $3,734,163 and $3,353,191 at September 30 and March 31, 2016, respectively, as shown on the accompanying condensed consolidated balance sheets.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated to the storage of Jefferson’s whiskies. The Company has accounted for this investment under the equity method of accounting. For the three months ended September 30, 2016 and 2015, the Company recognized $18,837 and $4,513 of income from this investment, respectively, and for the six months ended September 30, 2016 and 2015, the Company recognized $23,320 and $4,513 of income from this investment, respectively The investment balance was $541,987 and $518,667 at September 30 and March 31, 2016, respectively, as shown on the accompanying condensed consolidated balance sheets.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of September 30 and March 31, 2016.

Intangible assets consist of the following:

	September 30, 2016	March 31, 2016
Definite life brands	$170,000	$170,000
Trademarks	631,693	631,693
Rights	8,271,555	8,271,555
Product development	185,207	185,207
Patents	994,000	994,000
Other	55,460	55,460

	10,307,915	10,307,915
Less: accumulated amortization	7,694,273	7,372,585

Net	2,613,642	2,935,330
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$6,726,614	$7,048,302

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	September 30, 2016	March 31, 2016
Definite life brands	$170,000	$170,000
Trademarks	343,945	331,366
Rights	6,341,087	6,065,111
Product development	29,188	29,188
Patents	810,053	776,920
Other	-	-

Accumulated amortization	$7,694,273	$7,372,585

NOTE 6 — RESTRICTED CASH

At September 30 and March 31, 2016, the Company had €310,296 or $348,208 (translated at the September 30, 2016 exchange rate) and €303,890 or $345,076 (translated at the March 31, 2016 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 — NOTES PAYABLE

	September 30, 2016	March 31, 2016
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$—
Note payable – GCP note (B)	216,869	211,580
Credit facility, net (C)	12,192,610	11,917,694
5% Convertible notes (D)	1,675,000	1,675,000

Total	$14,084,479	$13,804,274

A.	The Company has arranged various facilities aggregating €310,296 or $348,208 (translated at the September 30, 2016 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 rate minus 1.70%. The balance on the credit facilities included in notes payable was €0 at September 30 and March 31, 2016, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5% to be accrued and paid at maturity. At March 31, 2016, $10,579 of accrued interest was converted to amounts due to affiliates. At September 30, 2016, $216,869, consisting of $211,580 of principal and $5,289 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2016, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	The Company and CB-USA are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide working capital, including capital to finance purchases of aged whiskeys in support of the growth of the Jefferson’s bourbons, in the amount of $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

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

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict the Company’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2016, the Company was in compliance, in all material respects, with the covenants under the Loan Agreement.

At September 30 and March 31, 2016, $12,192,610 and $11,917,694, respectively, due on the Credit Facility, net, was included in long-term liabilities, including $2,237,000 and $2,625,000 outstanding under the Purchased Inventory Sublimit, respectively. At September 30 and March 31, 2016, there was $6,669,493 and $7,082,306, respectively, in potential availability under the Credit Facility, net.

In connection with the adoption of ASU 2015-03, the Company included $137,897 and $170,895 of debt issuance costs at September 30 and March 31, 2016, respectively, as direct deductions from the carrying amount of the related debt liability.

In October 2016, the Company acquired $1,553,400 in aged bulk bourbon, including $1,440,000 purchased under the Purchased Inventory Sublimit, with certain related parties of the Company, including Frost Gamma Investments Trust ($72,000), Richard J. Lampen ($48,000), Mark E. Andrews, III ($24,000), and Alfred J. Small ($7,200), as junior participants in the Purchased Inventory Sublimit with respect to such purchase.

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

At each of September 30 and March 31, 2016, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities.

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

The Company did not sell any Shares pursuant to the 2014 Distribution Agreement during the six months ended September 30, 2016, but incurred $14,355 of issuance costs related to the 2014 Distribution Agreement.

During the six months ended September 30, 2015, the Company sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and issuance costs of $95,344.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30 and March 31, 2016, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Stock-based compensation expense for the three months ended September 30, 2016 and 2015 and for the six months ended September 30, 2016 and 2015 amounted to $410,097 and $458,450, respectively, and $762,497 and $698,390, respectively. At September 30, 2016, total unrecognized compensation cost amounted to $4,112,900, representing 6,635,125 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.83 years. There were 476,500 options exercised during the six months ended September 30, 2016 and 612,989 options exercised during the six months ended September 30, 2015. The Company did not recognize any related tax benefit for the six months ended September 30, 2016 and 2015 from option exercises, as the effects were de minimis.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years’ prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2017, the Company has contracted to purchase approximately €900,386 or $1,010,395 (translated at the September 30, 2016 exchange rate) in bulk Irish whiskey, of which €338,508 or $379,867 (translated at the September 30, 2016 exchange rate), has been purchased as of September 30, 2016. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years’ prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the year ending June 30, 2017, the Company has contracted to purchase approximately €394,961 or $443,217 (translated at the September 30, 2016 exchange rate) in bulk Irish whiskey, of which €138,364 or $155,269 (translated at the September 30, 2016 exchange rate), has been purchased as of September 30, 2016. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ended December 31, 2015, the Company contracted and purchased approximately $1,643,000 in newly distilled bourbon. For the contract year ending December 31, 2016, the Company contracted to purchase approximately $2,053,750 in newly distilled bourbon, $964,725 of which had been purchased as of September 30, 2016. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,683 (translated at the September 30, 2016 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

E.	As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014 and August 2015.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

F.	Except as set forth below, the Company believes that neither it, nor any of its subsidiaries, is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 12 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers — Sales to one customer, the Southern Glazer’s Wine & Spirits (“SWS”) family of companies, accounted for approximately 35.7% and 40.9% of the Company’s net sales for the three months ended September 30, 2016 and 2015, respectively. Sales to SWS accounted for approximately 34.5% and 39.5% of the Company’s revenues for the six months ended September 30, 2016 and 2015, respectively, and approximately 33.2% and 27.7% of accounts receivable at September 30 and March 31, 2016, respectively.

NOTE 13 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the amounts and percentage of consolidated sales, net, consolidated income from operations, consolidated net loss attributable to common shareholders, consolidated income tax expense and consolidated assets from the U.S. and foreign countries and consolidated sales, net by category.

	Three Months ended September 30,
	2016		2015
Consolidated Sales, net:
International	$2,060,044	10.5%	$1,692,542	9.1%
United States	17,567,747	89.5%	16,843,967	90.9%

Total Consolidated Sales, net	$19,627,791	100.0%	$18,536,509	100.0%

Consolidated Income (Loss) from Operations:
International	$(6,843)	(2.3)%	$(17,990)	(9.4)%
United States	308,384	102.3%	208,778	109.4%

Total Consolidated Income from Operations	$301,541	100.0%	$190,788	100.0%

Consolidated Net Income (Loss) Attributable to Common Shareholders:
International	$17,871	2.6%	$(10,420)	1.0%
United States	(718,581)	(102.6)%	(1,000,851)	99.0%

Total Consolidated Net Loss Attributable to Common Shareholders	$(700,710)	100.0%	$(1,011,271)	100.0%

Income tax expense, net:
United States	$(477,962)	100.0%	$(579,962)	100.0%

Consolidated Sales, net by category:
Whiskey	$6,486,287	33.0%	$5,442,195	29.4%
Rum	4,837,653	24.7%	4,827,273	26.0%
Liqueur	2,560,819	13.0%	2,916,310	15.7%
Vodka	414,052	2.1%	606,317	3.3%
Tequila	68,731	0.4%	50,130	0.3%
Related Non-Alcoholic Beverage Products	5,260,249	26.8%	4,694,285	25.3%

Total Consolidated Sales, net	$19,627,791	100.0%	$18,536,509	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	Six Months ended September 30,
	2016		2015
Consolidated Sales, net:
International	$3,799,543	10.4%	$3,797,964	10.8%
United States	32,579,173	89.6%	31,251,624	89.2%

Total Consolidated Sales, net	$36,378,716	100.0%	$35,049,588	100.0%

Consolidated Income (Loss) from Operations:
International	$(105,068)	(73.5)%	$37,033	21.6%
United States	247,940	173.5%	134,767	78.4%

Total Consolidated Income from Operations	$142,872	100.0%	$171,810	100.0%

Consolidated Net Income (Loss) Attributable to Common Shareholders:
International	$(62,134)	4.2%	$54,456	2.6%
United States	(1,404,395)	95.8%	(2,189,389)	(102.6)%

Total Consolidated Net Loss Attributable to Common Shareholders	$(1,466,529)	100.0%	$(2,134,933)	100.0%

Income tax expense, net:
United States	(688,775)	100.0%	(1,103,924)	100.0%

Consolidated Sales, net by category:
Whiskey	$11,985,706	32.8%	$11,633,254	33.2%
Rum	9,449,569	26.0%	9,390,780	26.8%
Liqueur	4,506,191	12.4%	4,740,824	13.5%
Vodka	791,637	2.2%	1,130,541	3.2%
Tequila	127,339	0.4%	124,036	0.4%
Related Non-Alcoholic Beverage Products	9,518,274	26.2%	8,030,153	22.9%

Total Consolidated Sales, net	$36,378,716	100.0%	$35,049,588	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	As of September 30, 2016		As of March 31, 2016
Consolidated Assets:
International	$3,328,967	6.5%	$2,786,333	5.6%
United States	48,040,812	93.5%	47,317,180	94.4%

Total Consolidated Assets	$51,369,779	100.0%	$50,103,513	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We also develop and market related non-alcoholic beverage products, including Goslings Stormy Ginger Beer. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, France, Finland, Norway, Sweden, Denmark, United Arab Emirates, Australia and the Duty Free markets, and in a number of other countries. We market the following brands, among others:

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

Recent developments

Bourbon Purchase

In October 2016, we acquired an additional $1.6 million in aging bulk bourbon in support of our current and near term needs for the Jefferson’s brand. We paid for $1.4 million of this purchase using funds from the Purchased Inventory Sublimit of our Credit Facility, each as defined below under “Liquidity and capital resources – Existing Financing.”

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2016, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2016, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.12218 (equivalent to U.S. $1.00 = €0.89112) and £1.00 = U.S. $1.30059 (equivalent to U.S. $1.00 = £0.76888).

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cases
United States	88,181	91,064	165,021	169,339
International	19,843	15,704	36,945	37,598

Total	108,024	106,768	201,966	206,937

Rum	46,510	46,951	90,793	92,676
Whiskey	27,111	21,561	48,255	47,398
Liqueur	25,950	26,457	46,388	45,297
Vodka	8,084	11,545	15,849	20,939
Tequila	369	254	681	627

Total	108,024	106,768	201,966	206,937

Percentage of Cases
United States	81.6%	85.3%	81.7%	81.8%
International	18.4%	14.7%	18.3%	18.2%

Total	100.0%	100.0%	100.0%	100.0%

Rum	43.1%	44.0%	45.0%	44.7%
Whiskey	25.1%	20.2%	23.9%	22.8%
Liqueur	24.0%	24.8%	23.0%	22.1%
Vodka	7.5%	10.8%	7.8%	10.1%
Tequila	0.3%	0.2%	0.3%	0.3%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Goslings Stormy Ginger Beer, for the periods presented:

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cases
United States	344,132	311,501	620,297	534,936
International	15,915	13,593	40,732	18,213

Total	360,047	325,094	661,029	553,149

Percentage of Cases
United States	95.6%	95.8%	93.8%	96.7%
International	4.4%	4.2%	6.2%	3.3%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.6%	61.9%	60.3%	61.0%

Gross profit	39.4%	38.1%	39.7%	39.0%

Selling expense	25.7%	26.7%	26.6%	26.5%
General and administrative expense	10.9%	9.1%	11.4%	10.7%
Depreciation and amortization	1.3%	1.3%	1.4%	1.3%

Income from operations	1.5%	1.0%	0.3%	0.5%

Other (expense) income, net	0.0%	0.0%	0.1%	0.1%
Foreign exchange loss	0.0%	(0.2)%	0.2%	(0.3)%
Income from equity investment in non-consolidated affiliate	0.1%	0.0%	0.1%	0.0%
Interest expense, net	(1.7)%	(1.4)%	(1.8)%	(1.5)%

Loss before provision for income taxes	(0.1)%	(0.6)%	(1.1)%	(1.2)%
Income tax expense, net	(2.4)%	(3.1)%	(1.9)%	(3.1)%

Net loss	(2.5)%	(3.7)%	(3.0)%	(4.4)%
Net income attributable to noncontrolling interests	(1.1)%	(1.8)%	(1.0)%	(1.7)%
Net loss attributable to common shareholders	(3.6)%	(5.5)%	(4.0)%	(6.1)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss attributable to common shareholders	$(700,710)	$(1,011,271)	$(1,466,529)	$(2,134,933)
Adjustments:
Interest expense, net	328,868	257,636	639,129	514,800
Income tax expense, net	477,962	579,962	688,775	1,103,924
Depreciation and amortization	253,463	233,069	507,097	461,325
EBITDA income (loss)	359,583	59,396	368,472	(54,884)
Allowance for doubtful accounts	11,550	9,000	23,100	43,000
Allowance for obsolete inventory	50,000	—	100,000	100,000
Stock-based compensation expense	410,097	458,450	762,497	698,390
Other expense (income), net	27	(600)	333	221
Income from equity investments in non-consolidated affiliate	(18,837)	(4,513)	(23,320)	(4,513)
Foreign exchange loss (gain)	3,375	40,360	(76,488)	89,579
Net income attributable to noncontrolling interests	210,856	329,214	380,972	602,732
EBITDA, as adjusted	1,026,651	891,307	1,535,566	1,474,525

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, other expense (income), net, income from equity investment in non-consolidated affiliate, foreign exchange and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, increased to income of $1.0 million for the three months ended September 30, 2016, as compared to income of $0.9 million for the comparable prior-year period, and our EBITDA, as adjusted, increased to income of $1.54 million for the six months ended September 30, 2016, as compared to income of $1.47 million for the comparable prior-year period, both primarily as a result of increased revenue.

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Net sales. Net sales increased 5.9% to $19.6 million for the three months ended September 30, 2016, as compared to $18.5 million for the comparable prior-year period, due to U.S. sales growth of Jefferson’s bourbons and Goslings Stormy Ginger Beer, partially offset by decreases in vodka, liqueur and rum sales. For the three months ended September 30, 2016, sales of our Goslings Stormy Ginger Beer increased 12.1% to $5.3 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the planned distribution to new large national retailers, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(441)	(3,685)	(0.9)%	(9.5)%
Whiskey	5,550	3,265	25.7%	20.7%
Liqueur	(507)	(270)	(1.9)%	(1.0)%
Vodka	(3,461)	(2,307)	(30.0)%	(22.9)%
Tequila	115	115	45.3%	45.3%
Total	1,256	(2,883)	1.2%	(3.2)%

Our international spirits case sales as a percentage of total spirits case sales grew to 18.4% for the three months ended September 30, 2016 as compared to 14.7% for the comparable prior-year period, due to increased whiskey and rum sales in certain international markets.

The following table presents the increase in case sales of related non-alcoholic beverage products for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	34,953	32,631	10.8%	10.5%

Gross profit. Gross profit increased 9.5% to $7.7 million for the three months ended September 30, 2016 from $7.1 million for the comparable prior-year period, and gross margin improved to 39.4% for the three months ended September 30, 2016 as compared to 38.1% for the comparable prior-year period. The increase in gross profit was primarily due to increased aggregate revenue in the current period, while the increase in gross margin was due to the increase in our whiskey sales over the prior-year period. During the three months ended September 30, 2016, we recorded an allowance for obsolete and slow moving inventory of $0.05 million, as compared to $0 for the comparable prior-year period. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charge has been recorded as an increase to cost of sales in the current period. Net of the allowance for obsolete inventory, gross margin for the three months ended September 30, 2016 was 39.6%.

Selling expense. Selling expense increased 1.8% to $5.0 million for the three months ended September 30, 2016 from $4.9 million for the comparable prior-year period, primarily due to a $0.3 million increase in salaries and personnel expense due to increased sales staff and compensation costs, partially offset by a $0.1 million decrease in shipping costs from lower sales volume in the U.S. The increase in revenue, however, resulted in selling expense as a percentage of net sales decreasing to 25.6% for the three months ended September 30, 2016 as compared to 26.7% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 26.6% to $2.1 million for the three months ended September 30, 2016 from $1.7 million for the comparable prior-year period, primarily due to a $0.3 million increase in salaries and personnel expense due to increased staff and compensation costs, and a $0.1 million increase in professional fees. Increased revenue for the period partially offset the increase in general and administrative expense. As a result, general and administrative expense as a percentage of net sales increased to 10.9% for the three months ended September 30, 2016 as compared to 9.1% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.3 million for the three months ended September 30, 2016 as compared to $0.2 million for the comparable prior-year period.

Income from operations. As a result of the foregoing, we had income from operations of $0.3 million for the three months ended September 30, 2016 as compared to income from operations of $0.2 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, GCP, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.5) million for the three months ended September 30, 2016 as compared to net expense of ($0.6) million for the comparable prior-year period.

Foreign exchange loss. Foreign exchange loss for the three months ended September 30, 2016 was de minimis as compared to a loss of ($0.04) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.3) million for each of the three-month periods ended September 30, 2016 and 2015 due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.2 million for the three months ended September 30, 2016 as compared to $0.3 million for the comparable prior-year period, both the result of net income allocated to the 40% noncontrolling interests in GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($0.7) million for the three months ended September 30, 2016 as compared to ($1.0) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.00) per share for the three months ended September 30, 2016 as compared to ($0.01) for the comparable prior-year period.

Six months ended September 30, 2016 compared with six months ended September 30, 2015

Net sales. Net sales increased 3.8% to $36.4 million for the six months ended September 30, 2016, as compared to $35.0 million for the comparable prior-year period, due to U.S. sales growth of Jefferson’s bourbons and Goslings Stormy Ginger Beer, partially offset by decreases in vodka and rum sales. For the six months ended September 30, 2016, sales of our Goslings Stormy Ginger Beer increased 18.5% to $9.5 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the planned distribution to new large national retailers, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the six months ended September 30, 2016 as compared to the six months ended September 30, 2015:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(1,883)	(2,549)	(2.0)%	(3.6)%
Whiskey	857	1,044	1.8%	3.1%
Liqueur	1,091	1,167	2.4%	2.6%
Vodka	(5,090)	(4,034)	(24.3)%	(21.4)%
Tequila	54	54	8.6%	8.6%
Total	(4,970)	(4,317)	(2.4)%	(2.5)%

Our international spirits case sales as a percentage of total spirits case sales remained relatively constant at 18.3% for the six months ended September 30, 2016 as compared to 18.2% for the comparable prior-year period, as increased rum sales were offset by decreased vodka sales.

The following table presents the increase in case sales of related non-alcoholic beverage products for the six months ended September 30, 2016 as compared to the six months ended September 30, 2015:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	107,880	85,361	19.5%	16.0%

Gross profit. Gross profit increased 5.6% to $14.4 million for the six months ended September 30, 2016 from $13.7 million for the comparable prior-year period, and gross margin improved to 39.7% for the six months ended September 30, 2016 as compared to 39.0% for the comparable prior-year period. The increase in gross profit was primarily due to increased aggregate revenue in the current period, while the increase in gross margin was due to the increase in our whiskey sales over the prior-year period. During each of the six-month periods ended September 30, 2016 and 2015, we recorded an addition to allowance for obsolete and slow moving inventory of $0.1 million. We recorded these allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charges have been recorded as an increase to cost of sales in the relevant period. Net of the allowance for obsolete inventory, gross margin for the six months ended September 30, 2016 was 40.0% as compared to 39.3% for the prior-year period.

Selling expense. Selling expense increased 4.0% to $9.7 million for the six months ended September 30, 2016 from $9.3 million for the comparable prior-year period, primarily due to a $0.6 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, and a $0.3 million increase in salaries and personnel expense due to increased staff and compensation costs, partially offset by a $0.3 million decrease in shipping costs from lower sales volume. The increase in selling costs resulted in selling expense as a percentage of net sales increasing to 26.6% for the six months ended September 30, 2016 as compared to 26.5% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 9.9% to $4.1 million for the six months ended September 30, 2016 from $3.8 million for the comparable prior-year period, primarily due to a $0.2 million increase in salaries and personnel expense due to increased staff and compensation costs, and a $0.1 million increase in professional fees. Increased revenue for the period partially offset the increase in general and administrative expenses, which resulted in general and administrative expense as a percentage of net sales increasing to 11.4% for the six months ended September 30, 2016 as compared to 10.7% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.5 million for each of the six-month periods ended September 30, 2016 and 2015.

Income from operations. As a result of the foregoing, we had income from operations of $0.1 million for the six months ended September 30, 2016 as compared to income from operations of $0.2 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense attributable to the net taxable income recorded by our 60% owned subsidiary, GCP, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.7) million for the six months ended September 30, 2016 as compared to net expense of ($1.1) million for the comparable prior-year period.

Foreign exchange gain (loss). Foreign exchange gain for the six months ended September 30, 2016 was $0.1 million as compared to a loss of ($0.1) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.6) million for the six months ended September 30, 2016 as compared to ($0.5) million for the comparable prior-year period due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.4 million for the six months ended September 30, 2016 as compared to $0.6 million for the comparable prior-year period, both the result of net income allocated to the 40% noncontrolling interests in GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($1.5) million for the six months ended September 30, 2016 as compared to ($2.1) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the six months ended September 30, 2016 as compared to ($0.01) for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated cumulative positive cash flows from operations. For the six months ended September 30, 2016, we had a net loss of ($0.6) million, and used cash of $1.0 million in operating activities. As of September 30, 2016, we had cash and cash equivalents of $0.7 million and had an accumulated deficit of $147.0 million.

We believe our current cash and working capital, the availability under the Credit Facility (as defined below) and the additional funds that may be raised under our 2014 Distribution Agreement (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least November 2017.

Existing Financing

We and our wholly-owned subsidiary, Castle Brands (USA) Corp. (“CB-USA”), are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s bourbons, in the amount of $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

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

In October 2016, we acquired $1.6 million in aged bulk bourbon, including $1.4 million purchased under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($72,000), Richard J. Lampen ($48,000), Mark E. Andrews, III ($24,000) and Alfred J. Small ($7,200), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2016, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

In December 2009, GCP, a 60% owned subsidiary, issued a promissory note in the aggregate principal amount of $0.2 million to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity.

We have arranged various credit facilities aggregating €0.3 million or $0.3 million (translated at the September 30, 2016 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the September 30, 2016 exchange rate) with the bank to secure these borrowings.

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

As of November 9, 2016, Shares having a gross sales price of up to approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of September 30, 2016, we had shareholders’ equity of $23.6 million as compared to $23.8 million at March 31, 2016. Our $1.1 million net loss and our total comprehensive loss for the six months ended September 30, 2016, were partially offset by the exercise of stock options and stock based compensation expense of $0.9 million.

We had working capital of $29.7 million at September 30, 2016 as compared to $29.3 million at March 31, 2016, primarily due to a $1.2 million increase in accounts receivable and an $0.8 million increase in inventory, which was partially offset by a $0.5 million increase in due to shareholders and affiliates, a net $0.7 million increase in accounts payable and accrued expenses and a $0.8 million decrease in cash and cash equivalents.

As of September 30, 2016, we had cash and cash equivalents of approximately $0.7 million, as compared to $1.4 million as of March 31, 2016. The decrease is primarily attributable to the funding of our operations and working capital needs. At September 30, 2016, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We continue to implement sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. We seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. As our brands continue to grow, our working capital requirements will increase. In particular, the growth of our Jefferson’s brands requires a significant amount of working capital relative to our other brands, as we are required to purchase and hold ever increasing amounts of aged bourbon to meet growing demand. While we are seeking solutions to our long-term bourbon supply needs, we are required to purchase and hold several years’ worth of aged bourbon in inventory until such time as it is aged to our specific brand taste profiles, increasing our working capital requirements and negatively impacting cash flows.

We may also seek additional brands and agency relationships to leverage our existing distribution platform. We intend to finance any such brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We continue to control expenses, seek improvements in routes to market and contain production costs to improve cash flows.

As of September 30, 2016, we had borrowed $12.3 million of the $19.0 million available under the Credit Facility, including $2.2 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $1.9 million in potential availability for working capital needs under the Credit Facility and $4.8 million available for aged whiskey inventory purchases. As of the date of this report, we had borrowed $9.7 million of the $19.0 million available under the Credit Facility, including $3.6 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.3 million in potential availability for working capital needs under the Credit Facility and $3.4 million available for aged whiskey inventory purchases. We believe our current cash and working capital, the availability under the Credit Facility and the additional funds that may be raised under the 2014 Distribution Agreement will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least November 2017.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Six months ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(987)	$(1,125)
Investing activities	(172)	(719)
Financing activities	409	2,395
Subtotal	(749)	551
Effect of foreign currency translation	(1)	(3)

Net (decrease) increase in cash and cash equivalents	$(751)	$548

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at September 30, 2016 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the six months ended September 30, 2016, net cash used in operating activities was $1.0 million, consisting primarily of a $1.2 million increase in accounts receivable, an $0.8 million increase in inventory, a net loss of $0.6 million and a $0.4 million increase in prepaid expenses. These uses of cash were partially offset by a $0.7 million increase in accounts payable and accrued expenses, a $0.5 million increase in due to related parties, stock based compensation expense of $0.8 million and depreciation and amortization expense of $0.5 million

During the six months ended September 30, 2015, net cash used in operating activities was $1.1 million, consisting primarily of a net loss of $1.5 million, a $2.7 million increase in inventory and a $0.5 million decrease in due to related parties. These uses of cash were partially offset by a $1.6 million increase in accounts payable and accrued expense, a $0.2 million decrease in accounts receivable, a $0.1 million increase in due from affiliates, stock based compensation expense of $0.7 million and depreciation and amortization expense of $0.5 million.

Investing Activities. Net cash used in investing activities was $0.2 million for the six months ended September 30, 2016, representing $0.2 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.7 million for the six months ended September 30, 2015, representing a $0.5 million investment in Copperhead Distillery and $0.2 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the six months ended September 30, 2016 was $0.4 million, consisting of $0.2 million in net proceeds from the Credit Facility and $0.2 million from the exercise of stock options.

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

Interest rate risk

Interest on our Credit Facility is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of September 30, 2016, we had $10,093,507 outstanding under the Credit Facility (excluding the Purchased Inventory Sublimit), none of which is currently being hedged. Interest on our Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of September 30, 2016, we had $2,237,000 outstanding under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of September 30, 2016, we had €0 outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $12,330,507 of unhedged debt outstanding under our Credit Facility, Purchased Inventory Sublimit and our foreign revolving credit facilities at September 30, 2016 would have an impact of approximately $32,059 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended September 30, 2016, Euro denominated sales accounted for approximately 10.5% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended September 30, 2016, Euro denominated expenses accounted for approximately 7% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro would have had an impact of approximately $134,151 on our income from operations for the three months ended September 30, 2016.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At September 30 and March 31, 2016, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was income of $19,627 for the three months ended September 30, 2016 and income of $27,199 for the three months ended September 30, 2015. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro would have had an impact of approximately $3,000 for the three months ended September 30, 2016 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of September 30, 2016, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

November 9, 2016