Form 10-Q
period 2016-12-31
Castle Brands Inc
filed 2017-02-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The Company had 160,970,167 shares of $.01 par value common stock outstanding at February 7, 2017.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2016	March 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$937,750	$1,430,532
Accounts receivable — net of allowance for doubtful accounts of $268,815 and $245,238 at December 31 and March 31, 2016, respectively	10,988,112	10,410,571
Due from shareholders and affiliates	4,221	3,279
Inventories— net of allowance for obsolete and slow moving inventory of $391,596 and $331,008 at December 31 and March 31, 2016, respectively	30,943,596	27,233,322
Prepaid expenses and other current assets	1,919,733	1,611,797

Total Current Assets	44,793,412	40,689,501

Equipment — net	940,841	876,255

Intangible assets — net of accumulated amortization of $7,869,704 and $7,372,585 at December 31 and March 31, 2016, respectively	6,560,557	7,048,302
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	568,349	518,667
Restricted cash	326,296	345,076
Other assets	100,166	129,486

Total Assets	$53,785,847	$50,103,513

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,128,293	$5,652,260
Accrued expenses	2,862,983	4,352,170
Due to shareholders and affiliates	1,309,806	1,338,072

Total Current Liabilities	12,301,082	11,342,502

Long-Term Liabilities
Credit facility, net (including $423,161 and $312,813 of related-party participation at December 31 and March 31, 2016, respectively)	13,849,629	11,917,694
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at December 31 and March 31, 2016)	1,675,000	1,675,000
Notes payable – GCP Note	219,514	211,580
Deferred tax liability	977,563	1,204,000

Total Liabilities	29,022,788	26,350,776

Commitments and Contingencies (Note 11)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31 and March 31, 2016	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at December 31 and March 31, 2016, 160,970,167 and 160,474,777 shares issued and outstanding at December 31 and March 31, 2016, respectively	1,609,702	1,604,748
Additional paid-in capital	168,206,656	166,866,671
Accumulated deficit	(146,922,042)	(145,878,079)
Accumulated other comprehensive loss	(2,335,218)	(2,193,794)

Total controlling shareholders’ equity	20,559,098	20,399,546

Noncontrolling interests	4,203,961	3,353,191

Total Equity	24,763,059	23,752,737

Total Liabilities and Equity	$53,785,847	$50,103,513

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Sales, net*	$18,309,539	$17,207,372	$54,688,255	$52,256,960
Cost of sales*	10,639,299	10,505,277	32,574,640	31,871,149

Gross profit	7,670,240	6,702,095	22,113,615	20,385,811

Selling expense	4,642,419	4,618,614	14,304,931	13,911,772
General and administrative expense	1,922,675	1,751,369	6,053.569	5,508,792
Depreciation and amortization	251,410	235,250	758,507	696,575

Income from operations	853,736	96,862	996,608	268,672

Other expense, net	(70)	—	(403)	(221)
Income from equity investment in non-consolidated affiliate	26,362	4,500	49,682	9,013
Foreign exchange gain (loss)	68,720	(41,634)	145,208	(131,213)
Interest expense, net	(330,165)	(271,677)	(969,294)	(786,477)

Income (loss) before provision for income taxes	618,583	(211,949)	221,801	(640,226)
Income tax benefit (expense), net	273,781	(383,962)	(414,994)	(1,487,886)

Net income (loss)	892,364	(595,911)	(193,193)	(2,128,112)
Net income attributable to noncontrolling interests	(469,798)	(211,792)	(850,770)	(814,524)

Net income (loss) attributable to common shareholders	$422,566	$(807,703)	$(1,043,963)	$(2,942,636)

Net income (loss) per common share, basic, attributable to common shareholders	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average shares used in computation, basic, attributable to common shareholders	160,963,862	160,031,891	160,728,918	159,119,831

Net income (loss) per common share, diluted, attributable to common shareholders	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average shares used in computation, diluted, attributable to common shareholders	165,245,935	160,031,891	160,728,918	159,119,831

* Sales, net and Cost of sales include excise taxes of $1,646,486 and $1,542,619 for the three months ended December 31, 2016 and 2015, respectively, and $5,275,187 and $5,230,618 for the nine months ended December 31, 2016 and 2015, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net income (loss)	$892,364	$(595,911)	$(193,193)	$(2,128,112)
Other comprehensive income (loss):
Foreign currency translation adjustment	(117,079)	(58,872)	(141,424)	15,329

Total other comprehensive income (loss):	(117,079)	(58,872)	(141,424)	15,329

Comprehensive income (loss)	$775,285	$(654,783)	$(334,617)	$(2,112,783)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2016	160,474,777	$1,604,748	$166,866,671	$(145,878,079)	$(2,193,794)	$3,353,191	$23,752,737

Net loss				(1,043,963)		850,770	(193,193)
Foreign currency translation adjustment					(141,424)		(141,424)
Common stock issuance costs	—	—	(14,355)				(14,355)
Exercise of common stock options	495,390	4,954	182,332				187,286
Stock-based compensation			1,172,008				1,172,008

BALANCE, DECEMBER 31, 2016	160,970,167	$1,609,702	$168,206,656	$(146,922,042)	$(2,335,218)	$4,203,961	$24,763,059

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193,193)	$(2,128,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	758,507	696,575
Provision for doubtful accounts	34,650	52,000
Amortization of deferred financing costs	124,650	138,031
Deferred income tax expense, net	(226,437)	(92,114)
Net income from equity investment in non-consolidated affiliate	(49,682)	(9,013)
Effect of changes in foreign exchange	(145,208)	131,213
Stock-based compensation expense	1,172,008	1,036,412
Addition to provision for obsolete inventory	150,000	100,000
Changes in operations, assets and liabilities:
Accounts receivable	(621,122)	1,702,199
Due from affiliates	(942)	138,750
Inventory	(3,827,236)	(6,140,728)
Prepaid expenses and supplies	(312,315)	(183,176)
Other assets	(50,273)	(86,667)
Accounts payable and accrued expenses	1,004,720	4,514,429
Accrued interest	7,934	7,934
Due to shareholders and affiliates	(28,263)	118,294

Total adjustments	(2,009,009)	2,124,139

NET CASH USED IN OPERATING ACTIVITIES	(2,202,202)	(3,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(320,331)	(299,594)
Acquisition of intangible assets	(9,375)	(23,885)
Investment in non-consolidated affiliate, at equity	—	(500,000)
Change in restricted cash	(7,102)	(208)

NET CASH USED IN INVESTING ACTIVITIES	(336,808)	(823,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility	1,886,878	(478,517)
Payments on Bourbon term loan	—	(744,900)
Net payments on foreign revolving credit facility	—	(34,757)
Proceeds from issuance of common stock	—	3,251,989
Payments for costs of stock issuance	(14,355)	(95,344)
Subsidiary dividend paid to non-controlling interests	—	(600,000)
Proceeds from exercise of common stock options	187,286	243,094

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,059,809	1,541,565

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(13,581)	(9,311)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(492,782)	704,594
CASH AND CASH EQUIVALENTS — BEGINNING	1,430,532	1,191,603

CASH AND CASH EQUIVALENTS — ENDING	$937,750	$1,896,197

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Surrender of common stock in connection with exercise of common stock warrant	$—	$31,250
Conversion of 5% convertible note to common stock	$—	$451,417

Interest paid	$847,235	$652,262
Income taxes paid	$1,553,377	$1,079,387

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

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 60% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Liquidity – The Company believes that its current cash and working capital, the availability under the Credit Facility (as defined in Note 7C) and the additional funds that may be raised under the 2014 Distribution Agreement (as defined in Note 8) will enable it to fund its obligations until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least February 2018.

C.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskeys, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

D.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

E.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

F.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

G.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

H.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the condensed consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

I.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company’s income tax benefit (expense) for the three-month and nine-month periods ended December 31, 2016 and 2015 consists of federal, state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. The difference between the book basis and tax basis created a deferred tax liability that is being amortized over a period of 15 years (the life of the licensing agreement) on a straight-line basis. For the three months ended December 31, 2016 the Company recognized $273,781 of income tax benefit and for the three months ended December 31, 2015 the Company recognized ($383,962) of income tax expense, net, respectively. For the nine months ended December 31, 2016 and 2015, the Company recognized ($414,994) and ($1,487,886) of income tax expense, net, respectively.

K.	Recent accounting pronouncements — In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU, which must be applied prospectively, provides a narrower framework to be used to determine if a set of assets and activities constitutes a business than under current guidance and is generally expected to result in greater consistency in the application of ASC Topic 805, Business Combinations. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”).” The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory.” This ASU removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. Entities must apply a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. This guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending March 31, 2017. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible notes outstanding. In computing diluted net loss per share for the nine months ended December 31, 2016 and 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Nine months ended December 31,
	2016	2015
Stock options	15,907,696	13,831,399
5% Convertible notes	1,861,111	1,861,111

Total	17,768,807	15,692,510

NOTE 3 — INVENTORIES

	December 31,	March 31,
	2016	2016
Raw materials	$16,297,000	$11,976,561
Finished goods – net	14,646,596	15,256,761

Total	$30,943,596	$27,233,322

As of December 31 and March 31, 2016, 10% and 11%, respectively, of raw materials and 12% and 5%, respectively, of finished goods were located outside of the United States.

In the nine months ended December 31, 2016, the Company acquired $5,093,345 of new-fill and aged bourbon whiskey in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc., consolidated

For the three months ended December 31, 2016 and 2015, GCP had pretax net income on a stand-alone basis of $1,016,217 and $950,481, respectively. The Company allocated 40% of this net income, or $406,487 and $380,193, to non-controlling interest for the three-month periods ended December 31, 2016 and 2015, respectively. For the nine months ended December 31, 2016 and 2015, GCP had pretax net income on a stand-alone basis of $2,657,241 and $3,635,312, respectively. The Company allocated 40% of this net income, or $1,062,896 and $1,454,125, to non-controlling interest for the nine-month periods ended December 31, 2016 and 2015, respectively. Combined with the effects of income tax expense, net, allocated to noncontrolling interests as described in Note 1.J Income Taxes, the cumulative balance allocated to noncontrolling interests in GCP was $4,203,961 and $3,353,191 at December 31 and March 31, 2016, respectively, as shown on the accompanying condensed consolidated balance sheets.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated to the storage of Jefferson’s whiskies. The Company has accounted for this investment under the equity method of accounting. For the three months ended December 31, 2016 and 2015, the Company recognized $26,362 and $4,500 of income from this investment, respectively, and for the nine months ended December 31, 2016 and 2015, the Company recognized $49,682 and $9,013 of income from this investment, respectively The investment balance was $568,349 and $518,667 at December 31 and March 31, 2016, respectively, as shown on the accompanying condensed consolidated balance sheets.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of December 31 and March 31, 2016.

Intangible assets consist of the following:

	December 31, 2016	March 31, 2016
Definite life brands	$170,000	$170,000
Trademarks	631,693	631,693
Rights	8,271,555	8,271,555
Product development	194,581	185,207
Patents	994,000	994,000
Other	55,460	55,460

	10,317,289	10,307,915
Less: accumulated amortization	7,869,704	7,372,585

Net	2,447,585	2,935,330
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$6,560,557	$7,048,302

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	December 31, 2016	March 31, 2016
Definite life brands	$170,000	$170,000
Trademarks	358,705	331,366
Rights	6,479,074	6,065,111
Product development	35,305	29,188
Patents	826,620	776,920
Other	-	-

Accumulated amortization	$7,869,704	$7,372,585

NOTE 6 — RESTRICTED CASH

At December 31 and March 31, 2016, the Company had €310,300 or $326,296 (translated at the December 31, 2016 exchange rate) and €303,890 or $345,076 (translated at the March 31, 2016 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 — NOTES PAYABLE

	December 31, 2016	March 31, 2016
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$—
Note payable – GCP note (B)	219,514	211,580
Credit facility, net (C)	13,849,629	11,917,694
5% Convertible notes (D)	1,675,000	1,675,000

Total	$15,744,143	$13,804,274

A.	The Company has arranged various facilities aggregating €310,300 or $326,296 (translated at the December 31, 2016 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 rate minus 1.70%. The balance on the credit facilities included in notes payable was €0 at December 31 and March 31, 2016, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5% to be accrued and paid at maturity. At March 31, 2016, $10,579 of accrued interest was converted to amounts due to affiliates. At December 31, 2016, $219,514, consisting of $211,580 of principal and $7,934 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2016, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	The Company and CB-USA are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide working capital, including capital to finance purchases of aged whiskeys in support of the growth of the Jefferson’s bourbons, in the amount of $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

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

ACF also required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of the Company, including Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), Brian L. Heller, Special Counsel to and Assistant Secretary of the Company ($42,500), and Alfred J. Small ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. The Company is not a party to the participation agreement. However, the Company and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which the Company and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the First Amendment to the Loan Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

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

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict the Company’s ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2016, the Company was in compliance, in all material respects, with the covenants under the Loan Agreement.

At December 31 and March 31, 2016, $13,849,629 and $11,917,694, respectively, due on the Credit Facility, net, was included in long-term liabilities, including $3,551,000 and $2,625,000 outstanding under the Purchased Inventory Sublimit, respectively. At December 31 and March 31, 2016, there was $5,024,528 and $6,911,411, respectively, in potential availability under the Credit Facility, net.

In connection with the adoption of ASU 2015-03, the Company included $125,843 and $170,895 of debt issuance costs at December 31 and March 31, 2016, respectively, as direct deductions from the carrying amount of the related debt liability.

In January 2017, the Company acquired $1,030,000 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of the Company, including Frost Gamma Investments Trust ($51,500), Richard J. Lampen ($34,333), Mark E. Andrews, III ($17,167), Brian L. Heller ($14,592), and Alfred J. Small ($5,150), as junior participants in the Purchased Inventory Sublimit with respect to such purchase.

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

At each of December 31 and March 31, 2016, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities.

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

The Company did not sell any Shares pursuant to the 2014 Distribution Agreement during the nine months ended December 31, 2016, but incurred $14,355 of issuance costs related to the 2014 Distribution Agreement.

During the nine months ended December 31, 2015, the Company sold 2,119,282 Shares pursuant to the 2014 Distribution Agreement, with total gross proceeds of $3,251,989, before deducting sales agent and issuance costs of $95,344.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At December 31 and March 31, 2016, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

Stock-based compensation expense for the three months ended December 31, 2016 and 2015 and for the nine months ended December 31, 2016 and 2015 amounted to $409,511 and $338,023, respectively, and $1,172,008 and $1,036,412, respectively. At December 31, 2016, total unrecognized compensation cost amounted to $3,692,188, representing 6,616,375 unvested options. This cost is expected to be recognized over a weighted-average vesting period of 2.83 years. There were 495,390 options exercised during the nine months ended December 31, 2016 and 612,989 options exercised during the nine months ended December 31, 2015. The Company did not recognize any related tax benefit for the nine months ended December 31, 2016 and 2015 from option exercises, as the effects were de minimis.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years’ prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2017, the Company has contracted to purchase approximately €900,386 or $946,801 (translated at the December 31, 2016 exchange rate) in bulk Irish whiskey, of which €555,067 or $583,680 (translated at the December 31, 2016 exchange rate), has been purchased as of December 31, 2016. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years’ prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2017, the Company has contracted to purchase approximately €394,961 or $415,321 (translated at the December 31, 2016 exchange rate) in bulk Irish whiskey, of which €313,081 or $329,220 (translated at the December 31, 2016 exchange rate), has been purchased as of December 31, 2016. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ended December 31, 2015, the Company contracted and purchased approximately $1,643,000 in newly distilled bourbon. For the contract year ended December 31, 2016, the Company contracted and purchased approximately $2,032,493 in newly distilled bourbon. For the contract year ending December 31, 2017, the Company contracted to purchase approximately $2,464,500 in newly distilled bourbon. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount. Either party may terminate the agreement, with or without cause, by providing notice to the other party six months prior to the end of the 2017 or any other subsequent contract year.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,577 (translated at the December 31, 2016 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

E.	As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014 and August 2015.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

F.	Except as set forth below, the Company believes that neither it, nor any of its subsidiaries, is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 12 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers — Sales to one customer, the Southern Glazer’s Wine & Spirits (“SWS”) family of companies, accounted for approximately 42.3% and 34.5% of the Company’s net sales for the three months ended December 31, 2016 and 2015, respectively. Sales to SWS accounted for approximately 37.1% and 37.9% of the Company’s revenues for the nine months ended December 31, 2016 and 2015, respectively, and approximately 38.2% and 33.0% of accounts receivable at December 31 and March 31, 2016, respectively.

NOTE 13 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products. The Company reports its operations in two geographic areas: International and United States.

The consolidated financial statements include revenues and assets generated in or held in the U.S. and foreign countries. The following table sets forth the amounts and percentage of consolidated sales, net, consolidated income from operations, consolidated net income (loss) attributable to common shareholders, consolidated income tax expense and consolidated assets from the U.S. and foreign countries and consolidated sales, net by category.

	Three Months ended December 31,
	2016		2015
Consolidated Sales, net:
International	$2,062,991	11.3%	$3,738,064	21.7%
United States	16,246,548	88.7%	13,469,308	78.3%

Total Consolidated Sales, net	$18,309,539	100.0%	$17,207,372	100.0%

Consolidated Income (Loss) from Operations:
International	$15,988	1.9%	$(30,627)	(31.6)%
United States	837,748	98.1%	127,489	131.6%

Total Consolidated Income from Operations	$853,736	100.0%	$96,862	100.0%

Consolidated Net Income (Loss) Attributable to Common Shareholders:
International	$16,250	3.8%	$(23,269)	2.9%
United States	406,316	96.2%	(784,434)	97.1%

Total Consolidated Net Income (Loss) Attributable to Common Shareholders	$422,566	100.0%	$(807,703)	100.0%

Income tax benefit (expense), net
United States	$273,781	100.0%	$(383,962)	100.0%

Consolidated Sales, net by category:
Whiskey	$7,656,767	41.8%	$6,686,512	38.9%
Rum	3,392,725	18.5%	4,625,872	26.9%
Liqueur	1,871,683	10.2%	1,942,976	11.3%
Vodka	354,884	1.9%	483,086	2.8%
Tequila	53,788	0.3%	24,451	0.1%
Related Non-Alcoholic Beverage Products	4,979,692	27.2%	3,444,475	20.0%

Total Consolidated Sales, net	$18,309,539	100.0%	$17,207,372	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	Nine months ended December 31,
	2016		2015
Consolidated Sales, net:
International	$5,862,534	10.7%	$7,536,028	14.4%
United States	48,825,721	89.3%	44,720,932	85.6%

Total Consolidated Sales, net	$54,688,255	100.0%	$52,256,960	100.0%

Consolidated Income (Loss) from Operations:
International	$(89,079)	(8.9)%	$6,405	2.4%
United States	1,085,687	108.9%	262,267	97.6%

Total Consolidated Income from Operations	$996,608	100.0%	$268,672	100.0%

Consolidated Net Income (Loss) Attributable to Common Shareholders:
International	$(45,884)	4.4%	$31,187	(1.1)%
United States	(998,079)	95.6%	(2,973,823)	101.1%

Total Consolidated Net Loss Attributable to Common Shareholders	$(1,043,963)	100.0%	$(2,942,636)	100.0%

Income tax expense, net:
United States	(414,994)	100.0%	(1,487,886))	100.0%

Consolidated Sales, net by category:
Whiskey	$19,642,471	35.9%	$18,319,766	35.0%
Rum	12,842,295	23.5%	14,016,651	26.8%
Liqueur	6,377,875	11.7%	6,683,801	12.8%
Vodka	1,146,521	2.1%	1,613,626	3.1%
Tequila	181,127	0.3%	148,487	0.3%
Related Non-Alcoholic Beverage Products	14,497,966	26.5%	11,474,629	22.0%

Total Consolidated Sales, net	$54,688,255	100.0%	$52,256,960	100.0%

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

	As of December 31, 2016		As of March 31, 2016
Consolidated Assets:
International	$4,114,946	7.7%	$2,786,333	5.6%
United States	49,670,901	92.3%	47,317,180	94.4%

Total Consolidated Assets	$53,785,847	100.0%	$50,103,513	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We also develop and market related non-alcoholic beverage products, including Goslings Stormy Ginger Beer. We distribute our products in all 50 U.S. states and the District of Columbia, in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, Israel, France, Finland, Norway, Sweden, Denmark, United Arab Emirates, Australia and the Duty Free markets, and in a number of other countries. We market the following brands, among others:

•	Goslings rum®
•	Goslings Stormy Ginger Beer
•	Goslings Dark ‘n Stormy® ready-to-drink cocktail
•	Jefferson’s® bourbon
•	Jefferson’s Reserve®
•	Jefferson’s Ocean Aged at Sea®
•	Jefferson’s Wine Finish Collection
•	Jefferson’s The Manhattan: Barrel Finished Cocktail
•	Jefferson’s Chef’s Collaboration
•	Jefferson’s Wood Experiment
•	Jefferson’s Presidential Select™
•	Jefferson’s Rye whiskey
•	Pallini® liqueurs
•	Clontarf® Irish whiskey
•	Knappogue Castle Whiskey®
•	Brady’s® Irish Cream
•	Boru® vodka
•	Tierras™ tequila
•	Celtic Honey® liqueur
•	Gozio® amaretto
•	The Arran Malt® Single Malt Scotch Whisky
•	The Robert Burns Scotch Whisky
•	Machrie Moor Scotch Whisky

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

•	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
•	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskeys, sales of which have grown substantially in recent years;
•	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
•	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
•	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. Additionally, we recently added the Arran Scotch Whiskys to our portfolio as agency brands. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

Recent developments

Bourbon Purchase

In January 2017, we acquired an additional $1.0 million in aged bulk bourbon in support of our current and near term needs for the Jefferson’s brand. We paid for this purchase using funds from the Purchased Inventory Sublimit of our Credit Facility, each as defined below under “Liquidity and capital resources – Existing Financing.”

Isle of Arran Distillers

In February 2017, we announced a five-year exclusive U.S. distribution agreement with Isle of Arran Distillers Limited under which we are leveraging our distribution platform to market Isle of Arran Distillers’ award-winning premium Scotch Whiskys. We believe that adding the Isle of Arran Scotch Whiskys to our Jefferson’s bourbon and our Irish whiskey portfolios sets us apart in the premium whiskey category.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2016, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2016, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.05155 (equivalent to U.S. $1.00 = €0.95098) and £1.00 = U.S. $1.23363 (equivalent to U.S. $1.00 = £0.81062).

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Cases
United States	73,816	72,320	238,837	241,659
International	19,541	32,560	56,486	70,158

Total	93,357	104,880	295,323	311,817

Rum	33,196	42,919	123,989	135,595
Whiskey	29,365	30,209	77,620	77,607
Liqueur	22,673	22,431	69,061	67,728
Vodka	7,839	9,183	23,688	30,122
Tequila	284	138	965	765

Total	93,357	104,880	295,323	311,817

Percentage of Cases
United States	79.1%	69.0%	80.9%	77.5%
International	20.9%	31.0%	19.1%	22.5%

Total	100.0%	100.0%	100.0%	100.0%

Rum	35.5%	40.9%	42.0%	43.5%
Whiskey	31.5%	28.8%	26.3%	24.9%
Liqueur	24.3%	21.4%	23.4%	21.7%
Vodka	8.4%	8.8%	8.0%	9.7%
Tequila	0.3%	0.1%	0.3%	0.2%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Goslings Stormy Ginger Beer, for the periods presented:

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Cases
United States	328,566	221,585	948,863	756,521
International	10,071	15,408	50,803	33,621

Total	338,637	236,993	999,666	790,142

Percentage of Cases
United States	97.0%	93.5%	94.9%	95.7%
International	3.0%	6.5%	5.1%	4.3%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1%	61.1%	59.6%	61.0%

Gross profit	41.9%	38.9%	40.4%	39.0%

Selling expense	25.4%	26.7%	26.2%	26.7%
General and administrative expense	10.5%	10.2%	11.1%	10.5%
Depreciation and amortization	1.4%	1.4%	1.4%	1.3%

Income from operations	4.7%	0.6%	1.7%	0.5%

Other expense, net	0.0%	0.0%	0.1%	0.0%
Foreign exchange gain (loss)	0.4%	(0.2)%	0.3%	(0.3)%
Income from equity investment in non-consolidated affiliate	0.1%	0.0%	0.1%	0.0%
Interest expense, net	(1.8)%	(1.6)%	(1.8)%	(1.4)%

Income (loss) before provision for income taxes	3.4%	(1.2)%	0.4%	(1.2)%
Income tax benefit (expense), net	1.5%	(2.2)%	(0.8)%	(2.8)%

Net income (loss)	4.9%	(3.4)%	(0.4)%	(4.0)%
Net income attributable to noncontrolling interests	(2.6)%	(1.2)%	(1.6)%	(1.6)%
Net income (loss) attributable to common shareholders	2.3%	(4.6)%	(2.0)%	(5.6)%

The following is a reconciliation of net income (loss) attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net Income (loss) attributable to common shareholders	$422,566	$(807,703)	$(1,043,963)	$(2,942,636)
Adjustments:
Interest expense, net	330,165	271,677	969,294	786,477
Income tax (benefit) expense, net	(273,781)	383,962	414,994	1,487,886
Depreciation and amortization	251,410	235,250	758,507	696,575
EBITDA income (loss)	730,360	83,186	1,098,833	28,302
Allowance for doubtful accounts	11,550	9,000	34,650	52,000
Allowance for obsolete inventory	50,000	—	150,000	100,000
Stock-based compensation expense	409,511	338,023	1,172,008	1,036,412
Other expense, net	70	—	403	221
Income from equity investments in non-consolidated affiliate	(26,362)	(4,500)	(49,682)	(9,013)
Foreign exchange (gain) loss	(68,720)	41,634	(145,209)	131,213
Net income attributable to noncontrolling interests	469,798	211,792	850,770	814,524
EBITDA, as adjusted	$1,576,207	$679,135	$3,111,773	$2,153,659

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

Our EBITDA, as adjusted, increased to $1.6 million for the three months ended December 31, 2016, as compared to $0.7 million for the comparable prior-year period, and our EBITDA, as adjusted, increased to $3.1 million for the nine months ended December 31, 2016, as compared to $2.2 million for the comparable prior-year period, both primarily as a result of increased revenue.

Three months ended December 31, 2016 compared with three months ended December 31, 2015

Net sales. Net sales increased 6.4% to $18.3 million for the three months ended December 31, 2016, as compared to $17.2 million for the comparable prior-year period, due to U.S. sales growth of Jefferson’s bourbons and Goslings Stormy Ginger Beer, partially offset by decreases in vodka, certain liqueurs and rum sales. For the three months ended December 31, 2016, sales of our Goslings Stormy Ginger Beer increased 44.6% to $5.0 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the planned distribution to large national retailers, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(9,723)	(1,858)	(22.7)%	(7.7)%
Whiskey	(844)	4,525	(2.8)%	25.2%
Liqueur	242	299	1.1%	1.3%
Vodka	(1,344)	(1,616)	(14.6)%	(20.3)%
Tequila	146	146	105.8%	105.8%
Total	(11,523)	1,496	(11.0)%	2.1%

Our international spirits case sales as a percentage of total spirits case sales decreased to 20.9% for the three months ended December 31, 2016 as compared to 31.0% for the comparable prior-year period, due to decreased whiskey and rum sales in certain international markets.

The following table presents the increase in case sales of related non-alcoholic beverage products for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	101,644	106,981	42.9%	48.3%

Gross profit. Gross profit increased 14.4% to $7.7 million for the three months ended December 31, 2016 from $6.7 million for the comparable prior-year period, and gross margin improved to 41.9% for the three months ended December 31, 2016 as compared to 38.9% for the comparable prior-year period. The increase in gross profit was primarily due to increased aggregate revenue in the current period, while the increase in gross margin was due to the increase in our whiskey sales over the prior-year period. During the three months ended December 31, 2016, we recorded an allowance for obsolete and slow moving inventory of $0.05 million, as compared to $0 for the comparable prior-year period. We recorded this allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charge has been recorded as an increase to cost of sales in the current period. Net of the allowance for obsolete inventory, gross margin for the three months ended December 31, 2016 was 42.2%.

Selling expense. Selling expense was $4.6 million for each of the three-month periods ended December 31, 2016 and 2015, primarily due to a $0.3 million increase in salaries and personnel expense due to increased sales staff and compensation costs and $0.1 million increase in shipping costs from increase U.S. sales volume, offset by a $0.4 million decrease in advertising and marketing expense due to the timing of certain marketing programs. The increase in revenue, however, resulted in selling expense as a percentage of net sales decreasing to 25.4% for the three months ended December 31, 2016 as compared to 26.7% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 9.8% to $1.9 million for the three months ended December 31, 2016 from $1.8 million for the comparable prior-year period, primarily due to a $0.1 million increase in salaries and personnel expense due to increased staff and compensation costs. Increased revenue for the period partially offset the increase in general and administrative expense. As a result, general and administrative expense as a percentage of net sales increased to 10.5% for the three months ended December 31, 2016 as compared to 10.2% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.3 million for the three months ended December 31, 2016 as compared to $0.2 million for the comparable prior-year period.

Income from operations. As a result of the foregoing, we had income from operations of $0.9 million for the three months ended December 31, 2016 as compared to income from operations of $0.1 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax benefit (expense), net. Income tax benefit (expense), net is the estimated tax benefit (expense) primarily attributable to the net taxable income recorded by our 60% owned subsidiary, GCP, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net benefit of $0.3 million for the three months ended December 31, 2016 as compared to net expense of ($0.4) million for the comparable prior-year period. The net benefit for the three months ended December 31, 2016 includes $0.1 million from the change in our deferred tax liability.

Foreign exchange gain (loss). Foreign exchange gain for the three months ended December 31, 2016 was $0.1 million as compared to a loss of ($0.04) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.3) million for each of the three-month periods ended December 31, 2016 and 2015 due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.5 million for the three months ended December 31, 2016 as compared to $0.2 million for the comparable prior-year period, both the result of net income allocated to the 40% noncontrolling interests in GCP.

Net income (loss) attributable to common shareholders. As a result of the net effects of the foregoing, net income attributable to common shareholders was $0.4 million for the three months ended December 31, 2016 as compared to a net loss of ($0.8) million for the comparable prior-year period. Net income per common share, basic and diluted, was $0.00 per share for the three months ended December 31, 2016 as compared to a net loss of ($0.01) for the comparable prior-year period.

Nine months ended December 31, 2016 compared with nine months ended December 31, 2015

Net sales. Net sales increased 4.7% to $54.7 million for the nine months ended December 31, 2016, as compared to $52.3 million for the comparable prior-year period, due to U.S. sales growth of Jefferson’s bourbons and Goslings Stormy Ginger Beer, partially offset by decreases in vodka and rum sales. For the nine months ended December 31, 2016, sales of our Goslings Stormy Ginger Beer increased 26.3% to $14.5 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the planned distribution to new large national retailers, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(11,606)	(4,407)	(8.6)%	(4.6)%
Whiskey	13	5,569	0.0%	10.8%
Liqueur	1,333	1,466	2.0%	2.2%
Vodka	(6,434)	(5,650)	(21.4)%	(21.1)%
Tequila	200	200	26.1%	26.1%
Total	(16,493)	(2,821)	(5.3)%	(1.2)%

Our international spirits case sales as a percentage of total spirits case sales decreased to 19.1% for the three months ended December 31, 2016 as compared to 22.5% for the comparable prior-year period, due to decreased whiskey and rum sales in certain international markets.

The following table presents the increase in case sales of related non-alcoholic beverage products for the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	209,524	192,342	26.5%	25.4%

Gross profit. Gross profit increased 8.5% to $22.1 million for the nine months ended December 31, 2016 from $20.4 million for the comparable prior-year period, and gross margin improved to 40.4% for the nine months ended December 31, 2016 as compared to 39.0% for the comparable prior-year period. The increase in gross profit was primarily due to increased aggregate revenue in the current period, while the increase in gross margin was due to the increase in our whiskey sales over the prior-year period. During the nine months ended December 31, 2016, we recorded an addition to allowance for obsolete and slow moving inventory of $0.2 million as compared to $0.1 million in the comparable prior-year period. We recorded these allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost variances. The net charges have been recorded as an increase to cost of sales in the relevant period. Net of the allowance for obsolete inventory, gross margin for the nine months ended December 31, 2016 was 40.7% as compared to 39.2% for the prior-year period.

Selling expense. Selling expense increased 2.8% to $14.3 million for the nine months ended December 31, 2016 from $13.9 million for the comparable prior-year period, primarily due to a $0.2 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, and a $0.5 million increase in salaries and personnel expense due to increased staff and compensation costs, partially offset by a $0.3 million decrease in shipping costs from lower sales volume. The increase in selling costs resulted in selling expense as a percentage of net sales decreasing to 26.2% for the nine months ended December 31, 2016 as compared to 26.7% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 9.9% to $6.1 million for the nine months ended December 31, 2016 from $5.5 million for the comparable prior-year period, primarily due to a $0.5 million increase in salaries and personnel expense due to increased staff and compensation costs, and a $0.1 million increase in insurance costs, partially offset by a $0.1 million decrease in professional fees. Increased revenue for the period partially offset the increase in general and administrative expenses, which resulted in general and administrative expense as a percentage of net sales increasing to 11.1% for the nine months ended December 31, 2016 as compared to 10.5% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.8 million for the nine months ended December 31, 2016 as compared to $0.7 million for the comparable prior-year period.

Income from operations. As a result of the foregoing, we had income from operations of $1.0 million for the nine months ended December 31, 2016 as compared to income from operations of $0.3 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by our 60% owned subsidiary, GCP, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.4) million for the nine months ended December 31, 2016 as compared to net expense of ($1.5) million for the comparable prior-year period. The net tax expense for the nine months ended December 31, 2016 is net of a $0.1 million tax benefit from the change in our deferred tax liability.

Foreign exchange gain (loss). Foreign exchange gain for the nine months ended December 31, 2016 was $0.1 million as compared to a loss of ($0.1) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.0) million for the nine months ended December 31, 2016 as compared to ($0.8) million for the comparable prior-year period due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.9 million for the nine months ended December 31, 2016 as compared to $0.8 million for the comparable prior-year period, both the result of net income allocated to the 40% noncontrolling interests in GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($1.0) million for the nine months ended December 31, 2016 as compared to ($2.9) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the nine months ended December 31, 2016 as compared to ($0.02) for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated cumulative positive cash flows from operations. For the nine months ended December 31, 2016, we had a net loss of ($1.0) million, and used cash of $2.2 million in operating activities. As of December 31, 2016, we had cash and cash equivalents of $0.9 million and had an accumulated deficit of $146.9 million.

We believe our current cash and working capital, the availability under the Credit Facility (as defined below) and the additional funds that may be raised under our 2014 Distribution Agreement (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least February 2018.

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

Pursuant to the Loan Agreement, we and CB-USA may borrow up to the lesser of (x) $19.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement. The Purchased Inventory Sublimit replaced our bourbon term loan (the “Bourbon Term Loan”), which was paid in full in May 2015.

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

ACF required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), Brian L. Heller, our Special Counsel and Assistant Secretary ($42,500) and Alfred J. Small ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the amendment to the Loan Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

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

In January 2017, we acquired $1.0 million in aged bulk bourbon purchased under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($51,500), Richard J. Lampen ($34,333), Mark E. Andrews, III ($17,167), Brian L. Heller ($14,592) and Alfred J. Small ($5,150), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2016, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

In December 2009, GCP, a 60% owned subsidiary, issued a promissory note in the aggregate principal amount of $0.2 million to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity.

We have arranged various credit facilities aggregating €0.3 million or $0.3 million (translated at the December 31, 2016 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the December 31, 2016 exchange rate) with the bank to secure these borrowings.

In October 2013, we issued an aggregate principal amount of $2.1 million of unsecured 5% convertible subordinated notes (the “Convertible Notes”). We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson’s bourbon brand.

The Convertible Notes bear interest at a rate of 5% per annum and mature on December 15, 2018. The Convertible Notes, and accrued but unpaid interest thereon, are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock, par value $0.01 per share (“Common Stock”), at a conversion price of $0.90 per share (the “Conversion Price”). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. The Convertible Note purchasers included certain related parties of ours, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000) and Vector Group Ltd. ($200,000).

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

As of February 9, 2017, Shares having a gross sales price of up to approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of December 31, 2016, we had shareholders’ equity of $24.8 million as compared to $23.8 million at March 31, 2016. Our $0.2 million net loss and our total comprehensive loss for the nine months ended December 31, 2016, were partially offset by the exercise of stock options and stock based compensation expense of $1.2 million.

We had working capital of $32.5 million at December 31, 2016 as compared to $29.3 million at March 31, 2016, primarily due to a $0.6 million increase in accounts receivable and an $3.7 million increase in inventory, which was partially offset by a net $1.0 million increase in accounts payable and accrued expenses and a $0.5 million decrease in cash and cash equivalents.

As of December 31, 2016, we had cash and cash equivalents of approximately $0.9 million, as compared to $1.4 million as of March 31, 2016. The decrease is primarily attributable to the funding of our operations and working capital needs. At December 31 and March 31, 2016, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

As of December 31, 2016, we had borrowed $14.0 million of the $19.0 million available under the Credit Facility, including $3.6 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $1.6 million in potential availability for working capital needs under the Credit Facility and $3.4 million available for aged whiskey inventory purchases. As of the date of this report, we had borrowed $13.7 million of the $19.0 million available under the Credit Facility, including $4.5 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.7 million in potential availability for working capital needs under the Credit Facility and $2.5 million available for aged whiskey inventory purchases. We believe our current cash and working capital, the availability under the Credit Facility and the additional funds that may be raised under the 2014 Distribution Agreement will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least February 2018.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended December 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,202)	$(4)
Investing activities	(337)	(824)
Financing activities	2,060	1,542
Subtotal	(479)	714
Effect of foreign currency translation	(14)	(9)

Net (decrease) increase in cash and cash equivalents	$(493)	$705

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at December 31, 2016 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the nine months ended December 31, 2016, net cash used in operating activities was $2.2 million, consisting primarily of a $3.8 million increase in inventory, $0.6 million increase in accounts receivable, a net loss of ($0.2) million and a $0.3 million increase in prepaid expenses. These uses of cash were partially offset by a $1.0 million increase in accounts payable and accrued expenses, stock based compensation expense of $1.2 million and depreciation and amortization expense of $0.8 million

During the nine months ended December 31, 2015, net cash used in operating activities was de minimis, consisting primarily of a net loss of $2.1 million, a $6.0 million increase in inventory and a $0.2 million increase in prepaid expenses and supplies. These uses of cash were partially offset by a $4.6 million increase in accounts payable and accrued expense, a $1.7 million decrease in accounts receivable, a $0.1 million increase in due from affiliates, stock based compensation expense of $1.0 million and depreciation and amortization expense of $0.7 million.

Investing Activities. Net cash used in investing activities was $0.3 million for the nine months ended December 31, 2016, representing $0.3 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.8 million for the nine months ended December 31, 2015, representing a $0.5 million investment in Copperhead Distillery and $0.3 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the nine months ended December 31, 2016 was $2.1 million, consisting of $1.9 million in net proceeds from the Credit Facility and $0.2 million from the exercise of stock options.

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

Interest rate risk

Interest on our Credit Facility is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of December 31, 2016, we had $10,424,472 outstanding under the Credit Facility (excluding the Purchased Inventory Sublimit), none of which is currently being hedged. Interest on our Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of December 31, 2016, we had $3,551,000 outstanding under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of December 31, 2016, we had €0 outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $13,975,472 of unhedged debt outstanding under our Credit Facility, Purchased Inventory Sublimit and our foreign revolving credit facilities at December 31, 2016 would have an impact of approximately $35,523 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended December 31, 2016, Euro denominated sales accounted for approximately 11.3% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended December 31, 2016, Euro denominated expenses accounted for approximately 7% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro would have had an impact of approximately $129,132 on our income from operations for the three months ended December 31, 2016.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At December 31 and March 31, 2016, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was a loss of ($117,079) for the three months ended December 31, 2016 and a loss of ($58,872) for the three months ended December 31, 2015. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro would have had an impact of approximately $6,000 for the three months ended December 31, 2016 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of December 31, 2016, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

February 9, 2017

