Form 10-K
period 2017-03-31
Castle Brands Inc
filed 2017-06-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2016 closing price was approximately $74,623,615 based on the closing price per share as reported on the NYSE MKT on such date. The registrant had 163,122,883 shares of common stock outstanding at June 9, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.

FORM 10-K

PART I

Item 1. Business

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We also develop and market related non-alcoholic beverage products, including Goslings Stormy Ginger Beer. We distribute our products in all 50 U.S. states and the District of Columbia and in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Finland, Norway, Sweden, Denmark, and the Duty Free markets. We market the following brands, among others:

●	Goslings rum®
●	Goslings Stormy Ginger Beer
●	Goslings Dark ‘n Stormy® ready-to-drink cocktail
●	Jefferson’s® bourbon
●	Jefferson’s Reserve®
●	Jefferson’s Ocean Aged at Sea®
●	Jefferson’s Wine Finish Collection
●	Jefferson’s The Manhattan: Barrel Finished Cocktail
●	Jefferson’s Chef’s Collaboration
●	Jefferson’s Wood Experiment
●	Jefferson’s Presidential Select™
●	Jefferson’s Straight Rye whiskey
●	Pallini® liqueurs
●	Clontarf® Irish whiskey
●	Knappogue Castle Whiskey®
●	Brady’s® Irish Cream
●	Boru® vodka
●	Tierras™ tequila
●	Celtic Honey® liqueur
●	Gozio® amaretto
●	The Arran Malt® Single Malt Scotch Whisky
●	The Robert Burns Scotch Whiskeys
●	Machrie Moor Scotch Whiskeys

Our brands

We market the premium and super premium brands listed below.

Goslings rums and ginger beer. We are the exclusive global distributor (other than in Bermuda) for Goslings rums, including Goslings Black Seal Dark Rum, Goslings Gold Seal Rum and Goslings Old Rum. The Gosling family produces these rums in Bermuda, where Goslings rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold an 80.1% controlling interest in Gosling-Castle Partners Inc., or GCP, a global export venture between us and the Gosling family. GCP has the exclusive long-term export and distribution rights for the Goslings rum products for all countries other than Bermuda. The Goslings rum brands accounted for approximately 24% and 26% of our revenues for our 2017 and 2016 fiscal years, respectively. We also are the exclusive global distributor (other than in Bermuda and various regional markets) of Goslings Stormy Ginger Beer, an essential non-alcoholic ingredient in Goslings trademarked Dark ‘n Stormy® rum cocktail and the Goslings Dark ‘n Stormy® cocktail in a ready-to-drink can.

Jefferson’s bourbons and rye whiskey. We develop and market four premium, very small batch bourbons: Jefferson’s, Jefferson’s Reserve, Jefferson’s Ocean Aged at Sea and Jefferson’s Presidential Select. Each of these four distinct premium Kentucky bourbons is blended in batches using select barrels of certain mash bills and ages to produce specific flavor profiles. We also market Jefferson’s Straight Rye Whiskey, a premium whiskey distilled from 100% North American rye, Jefferson’s Chef’s Collaboration, a blend of bourbon and rye, Jefferson’s The Manhattan: Barrel Finished Cocktail, a ready-to-drink cocktail, Jefferson’s Wine Finish Collection, bourbons aged in wine barrels, and Jefferson’s Wood Experiment, innovative wood-finished bourbons.

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

Pallini liqueurs. We have the exclusive U.S. distribution rights (excluding duty free sales) for Pallini Limoncello and its related brand extensions. Pallini Limoncello is a premium lemon liqueur, which is served ice cold, on the rocks or as an ingredient in a wide variety of drinks, ranging from martinis to iced tea. It is also used in cooking, particularly for pastries and cakes. Pallini Limoncello is crafted from an authentic family recipe. It is made with Italy’s finest Sfusato Amalfitano lemons that are hand-selected for optimal freshness and flavor. There are two other flavor extensions of this Italian liqueur: Pallini Peachcello, made with white peaches, and Pallini Raspicello, made from a combination of raspberries and other berries.

Tierras tequilas. “Tequila Tierras Autenticas de Jalisco”™ or “Tierras” is an organic, super-premium, USDA certified organic tequila and is available as blanco, reposado and añejo. We are the exclusive U.S. importer and marketer of Tierras.

Gozio amaretto. We are the exclusive U.S. distributor for Gozio amaretto, which is made from a secret recipe that combines selected fruits from four continents.

Arran Scotch whiskies. In 2017, we became the exclusive U.S. distributor for the Arran Scotch whiskies. Arran Scotch whiskies are produced by Isle of Arran Distillers, an independent distiller of premium quality Single Malt Scotch whiskies. Located in the village of Lochranza on the Isle of Arran, the distillery opened in 1995 and is the only whisky producer on the island. The Arran portfolio includes the classic 10 Years Old, the new 18 Years Old as well as the official Robert Burns whiskies, endorsed by the World Burns Federation, and the limited edition Machrie Moor Scotch Whiskies.

Our strategy

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

●	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
●	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskies, sales of which have grown substantially in recent years;
●	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
●	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
●	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. Additionally, we recently added the Arran Scotch whiskies to our portfolio as agency brands. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

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

For our spirits brands, rather than removing flavor, various complex flavor profiles are achieved through one or more of the following techniques: infusion of fruit, addition of various flavoring substances, and, in the case of rums and whiskeys, aging of the brands in various types of casks for extended periods of time and the blending of several rums or whiskeys to achieve a unique flavor profile for each brand. After the distillation, purification and flavoring processes are completed, the various liquids are bottled. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging of the bottles in various configurations for shipment.

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

Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2017. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Jefferson’s whiskeys

Our Jefferson’s whiskey portfolio is bottled for us by Luxco, Inc. (“Luxco”), in Cleveland, OH, from our stocks of aged bourbon and rye. Bourbon has been in short supply in the U.S. in recent years, and we continue to actively seek alternate sourcing for future supply. We have acquired stocks of aged bourbon, which we anticipate will supply our currently forecasted needs for the Jefferson’s brand, although there is no assurance we can source adequate amounts of bourbon or rye, if demand is greater than expected, at satisfactory prices.

We are parties to a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through June 30, 2026. Under this agreement, the distiller provides us with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. We are not obligated to pay the distiller for any product not yet received. Also, if the distiller has excess inventory in any year, we have the right, but not the obligation, to purchase such excess.

We have entered into another supply agreement with a bourbon distiller, which provided for the production of newly distilled bourbon whiskey through December 31, 2019. In March 2017, the distiller notified us that it would terminate this agreement effective on December 31, 2017. Under this agreement, the distiller provides us with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. We are not obligated to pay the distiller for any product not yet received. We believe we can obtain alternative sources of newly distilled bourbon following the termination of this agreement.

Boru vodka

We have a supply agreement with a leading European producer of grain neutral spirits to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for the producer to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2017, in quantities designated by us. We believe that the producer has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the production agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

The five-times distilled alcohol is delivered from the producer to the bottling premises at Terra, where it is filtered in several proprietary ways, and pure water is added to achieve the desired proof. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the U.S. and bottled at Luxco, where we bottle certain sizes for the U.S. market. We believe that both Terra and Luxco have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our anticipated future supply needs. As described above, our bottling and services agreement with Terra will expire on June 30, 2017. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Brady’s Irish Cream

Brady’s Irish Cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand. As described above, our bottling and services agreement with Terra will expire on June 30, 2017. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

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

Pallini liqueurs

Pallini SpA (“Pallini”), as successor in interest to I.L.A.R. S.p.A., an Italian company based in Rome and owned since 1875 by the Pallini family, produces Pallini Limoncello, Raspicello and Peachcello. Pallini bottles the liqueurs at its plant in Rome and ships them to us under our long-term exclusive U.S. marketing and distribution agreement. We believe that Pallini has adequate facilities to produce and bottle sufficient Limoncello, Peachcello and Raspicello to meet our projected supply needs for the foreseeable future. See “Strategic brand-partner relationships.”

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

Tierras tequilas

Tierras is being produced for us in Mexico by Autentica Tequilera S.A. de C.V. Autentica Tequilera currently sources organic agave from third-parties, and together with its affiliates is in the process of cultivating its own supply of organic agave. Autentica Tequilera distills and bottles the tequila at its facility in the Jalisco region of Mexico. Tierras is available as blanco, reposado and añejo. The blanco is unaged, the reposado is aged in oak barrels at the distillery for up to one year, and the añejo is aged in oak barrels at the distillery for at least one year. We believe that, given the ability of Autentica Tequilera to purchase organic agave and its anticipated cultivation of organic agave, Autentica Tequilera has sufficient capacity to meet our projected supply needs for the foreseeable future for this brand.

Arran Scotch Whiskies

We are the exclusive U.S. distributor for the Isle of Arran premium whisky portfolio, produced by the Isle of Arran Distillers. The Isle of Arran Distillers is an independent distiller of premium quality Single Malt Scotch whiskeys. Located in the village of Lochranza on the Isle of Arran, the distillery opened in 1995 and is the only whisky producer on the island. The Arran’s portfolio includes the classic 10 Years Old, the new 18 Years Old as well as the official Robert Burns whiskeys, endorsed by the World Burns Federation, and the Machrie Moor whiskeys. We believe that the Isle of Arran Distillers has sufficient capacity to meet our projected supply needs for the foreseeable future for these brands.

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

The U.S. spirits industry has consolidated dramatically over the last ten years due to merger and acquisition activity. There are currently at least twelve major spirits companies, each of which own and operate their own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the U.S. The major companies are exerting increasing influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors. We believe our established distribution network in all 50 states allows us to overcome a significant barrier to entry in the U.S. beverage alcohol market and enhances our attractiveness as a strategic partner for smaller companies lacking comparable distribution.

For fiscal 2017, our U.S. sales represented approximately 90.3% of our revenues, and we expect them to remain relatively consistent as a percentage of our total sales in the near future. See note 16 to our accompanying consolidated financial statements.

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

International distribution

In our foreign markets, most countries permit sales directly from the brand owner to retail establishments, including liquor stores, chain stores, restaurants and pubs, without requiring that sales go through a wholesaler tier. In our international markets, we rely primarily on established spirits distributors in much the same way as we do in the U.S. We have engaged an international beverage alcohol broker to represent our brands in approximately twenty international markets. We use Terra and other bonded warehouses and logistic providers to handle the billing, inventory and shipping for us for some products in certain of our non-U.S. markets.

As in the U.S., the beverage alcohol industry has undergone consolidation internationally, with considerable realignment of brands and brand ownership. The number of major spirits companies internationally has been reduced significantly due to mergers and brand ownership consolidation. While there are still a substantial number of companies owning one or more brands, most business is now done by the twelve major companies, each of which owns and operates its own distribution company that distributes in the major international markets. These captive distribution companies focus primarily on the brands of the companies that own them.

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

Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Finland, Norway, Sweden, Denmark and the Duty Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2017, non-U.S. sales represented approximately 9.7% of our revenues. See note 16 to our accompanying consolidated financial statements.

Significant customers

Sales to one distributor, Southern Glazer’s Wine and Spirits and related entities, accounted for approximately 36.6% of our consolidated revenues for fiscal 2017.

Our sales team

While we currently expect more rapid growth in the U.S., our primary market, international markets hold potential for future growth and are part of our global strategy.

We currently have a total sales force of 25 people, including five regional U.S. vice presidents who have significant industry experience with premium beverage alcohol brands.

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

Strategic brand-partner relationships

We forge strategic relationships with emerging and established spirits brand owners seeking opportunities to increase their sales beyond their home markets and achieve global growth. This ability is a key component of our growth strategy and one of our competitive strengths. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships for Goslings rums, Pallini liqueurs, Celtic Honey liqueur, the Arran Scotch Whiskies, Tierras tequilas and Gozio amaretto, as described below, and we intend to seek to expand our brand portfolio through similar future arrangements.

Gosling-Castle Partners Inc./Goslings rums and ginger beer

In 2005, we entered into an exclusive national distribution agreement with Gosling’s Export for the Goslings rum products. We subsequently purchased a 60% controlling interest in GCP, a strategic export venture with the Gosling family. In March 2017, we purchased an additional 20.1% interest in GCP and, accordingly, we now own 80.1% of GCP. Pursuant to an export agreement entered into between Gosling’s Export and GCP, Gosling’s Export assigned to GCP all of Gosling’s Export’s interest in our distribution agreement with them. GCP holds the exclusive distribution rights for Goslings rum products and Goslings Stormy Ginger Beer on a worldwide basis (other than in Bermuda). The export agreement expires in April 2030, with ten-year renewal terms thereafter, subject to specific termination rights held by each party. Under the export agreement, in the event Gosling’s Export decides to sell any or all of its trademarks (or other intellectual property rights) relating to the Goslings’ products (other than Goslings Stormy Ginger Beer) during the term of the export agreement, GCP has a right of first refusal to purchase said trademark(s) (and intellectual property rights, if applicable) at the same price being offered by a bona fide third-party offerer. If GCP does not exercise its right of first refusal, then we have an identical right of first refusal. In the event Gosling’s Export decides to sell any or all of its products (other than Goslings Stormy Ginger Beer) and/or trademark(s) (other than Goslings Stormy Ginger Beer), whether sold to an affiliate, a third party, GCP or us, GCP is entitled to share in the proceeds of such sale, according to a schedule specified in the export agreement. Also, in the event Gosling’s Export should decide to sell Goslings Stormy Ginger Beer or trademarks relating to Goslings Stormy Ginger Beer, whether sold to an affiliate, a third party, GCP or us, then, Gosling’s Export agrees to share with GCP an amount equal to a certain percentage of the proceeds of any such sale as specified in the export agreement. The Goslings, through Gosling Brothers Limited, have the right to act as the sole supplier to GCP for our Goslings rum requirements. Polar Corp., the exclusive U.S. manufacturer of the ginger beer, is authorized to purchase product from GCP to sell directly on a non-exclusive basis to its existing customers that are grocery supermarket chains, drug store chains or convenience store chains located in New England and New York through direct store delivery or approved wholesalers, and on a limited basis to sell to liquor stores in New England that are its existing clients. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments for additional information regarding the March 2017 Goslings share acquisition.

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

Gozio amaretto

In November 2011, we entered into an exclusive distribution agreement with Distillerie Franciacorta S.p.A. under which we are the exclusive distributor of Gozio amaretto in the U.S. The agreement had an initial five-year term, and has automatic five-year renewals unless either party delivers a notice of non-renewal six months prior to the end of the term. During the term, we have the right to purchase Gozio amaretto at stipulated prices and Distillerie Franciacorta Spa must maintain certain standards for its products. We are required to prepare periodic reports detailing the development of the brand’s sales and prepare annual strategic marketing and growth plans.

Arran Scotch Whiskies

In February 2017, we entered into an exclusive distribution agreement with the Isle of Arran Distillers under which we are the exclusive distributors for The Arran Malt Single Malt Scotch Whiskies, the Robert Burns Single Malt Scotch Whisky and Blended Scotch Whisky and the Machrie Moor whiskeys in the U.S. market. The agreement has an initial term expiring on March 31, 2022, and has automatic five-year renewals upon our achieving certain minimum purchase requirements. During the term, we have the right to purchase Isle of Arran, Robert Burns and Machrie Moor products at stipulated prices and Isle of Arran must maintain certain standards for its products. We are required to prepare periodic reports detailing the development of the brand’s sales and prepare annual strategic marketing and growth plans.

Intellectual property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S., the European Union and most other countries where we distribute, or plan to distribute, our brands. The trademarks may be registered in the names of our subsidiaries and related companies. Generally, the term of a trademark registration varies from country to country, and, in the U.S., trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

We have entered into distribution agreements for brands owned by third parties, such as the Goslings rums, the Pallini liqueurs, Isle of Arran whiskeys, Tierras tequilas and Gozio amaretto. The Goslings rum brands, Pallini liqueurs, Isle of Arran and Robert Burns Scotch whiskeys and Gozio amaretto are registered by their respective owners and we have the exclusive right to distribute the Goslings rums on a worldwide basis (other than in Bermuda) and the Pallini liqueur brands, Isle of Arran, Robert Burns and Machrie Moor Scotch whiskeys and Gozio amaretto in the U.S. Goslings also has a trademark for their signature rum cocktail, Dark ‘n Stormy. Autentica Tequiliera holds the registered U.S. trademark for Tequila Tierras Autenticas de Jalisco and its distinctive label. See “Strategic brand-partner relationships.”

Seasonality

Our industry is subject to seasonality with seasonal holiday buying typically generating peak retail sales in the fourth calendar quarter (our third fiscal quarter). Historically, this holiday demand typically resulted in slightly higher sales for us in our third and/or fourth fiscal quarters.

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

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today there are at least twelve major companies: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., Remy Cointreau S.A., LVMH Moët Hennessy Louis Vuitton S.A, Constellation Brands, Inc., Proximo Spirits, Sazerac Company, Inc., Heaven Hill Brands and William Grant & Sons Distillers, Ltd.

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

Employees

As of March 31, 2017, we had 55 employees, 37 of which were in sales and marketing and 18 of which were in management, finance and administration. As of March 31, 2017, 51 of our employees were located in the U.S. and four were located in Ireland.

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

Also, you may read and copy any materials we file with the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10a.m. to 3p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Risks Relating To Our Business

We have never been profitable, and believe we will continue to incur net losses for the foreseeable future.

We have incurred losses since our inception, including a net loss  attributable to common shareholders of $0.9 million for fiscal 2017, and had an accumulated loss of $148.2 million as of March 31, 2017. We believe that we will continue to incur consolidated net losses as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the near future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow from operations, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

Worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.

The worldwide and domestic economies have experienced adverse conditions and may be subject to future deterioration. We are subject to risks associated with these adverse conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets.

This global economic situation could adversely impact our major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could impact our ability to distribute our products.

There can be no assurance that market conditions will not deteriorate in the near future. A prolonged downturn, worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations.

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

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the U.S., Bermuda, the Caribbean and Europe. We rely on the owners of Goslings rum, Pallini liqueurs, Isle of Arran whiskeys, Gozio amaretto and Tierras tequila to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, IDL is the sole provider of our single malt, blended and grain Irish whiskeys. We do not have long-term written agreements with all of our suppliers. We do not currently have a long-term source for supply of aged rye and there can be no assurance we can source adequate amounts of aged bourbon or rye at satisfactory prices, or at all. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. For the fiscal year ended March 31, 2017, sales to one distributor accounted for 36.6% of revenues. For the fiscal year ended March 31, 2016, sales to this same distributor accounted for 31.4% of revenues. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

While most of our international markets do not require the use of independent distributors by law, we have chosen to conduct our sales through distributors in all of our markets and, accordingly, we face similar risks to those set forth above with respect to our international distribution. Some of these international markets may have only a limited number of viable distributors.

We must maintain a relatively large inventory of our products, including aging bourbon, to support customer delivery requirements, and if this inventory is lost due to theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.

We must maintain relatively large inventories to meet customer delivery requirements for our products. In particular, we must maintain sufficient supplies of aging bourbon to support the Jefferson’s bourbons. We are always at risk of loss of that inventory due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

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

A component of our growth strategy is the acquisition of additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth could be limited. Also, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include:

●	difficulties in assimilating acquired operations or products;
●	unanticipated costs that could materially adversely affect our results of operations;
●	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;
●	diversion of management’s attention from other business concerns;
●	adverse effects on existing business relationships with suppliers, distributors and retail customers;
●	risks of entering new markets or markets in which we have limited prior experience; and
●	the potential inability to retain and motivate key employees of acquired businesses.

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

For fiscal 2017, non-U.S. operations accounted for approximately 9.7% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Also, for fiscal 2017, Euro denominated sales accounted for approximately 6.1% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We do not currently hedge against these risks.

We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address this weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this annual report, management identified a material weakness in our internal control over financial reporting related to the allocation of excise taxes and freight costs to inventory. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in implementing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if other material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may result in untimely or inaccurate reporting of our financial condition or results of operations. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, limit our ability to access the capital markets in the future and require us to incur additional costs to improve our internal control systems and procedures.

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

Increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems. The trend toward public notifications of such incidents could exacerbate the harm to our business operations or financial condition.

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

A significant part of our business is based on rum and whiskey sales, which represented approximately 61.0% and 62.1% of our revenues for fiscal 2017 and 2016, respectively. Changes in consumer preferences regarding these categories of beverage alcohol products may have an adverse effect on our sales and financial condition. Given the importance of our rum and whiskey brands to our overall Company success, a significant or sustained decline in volume or selling price of these products would likely have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain and increase the relevance of the brands in the minds of today’s and tomorrow’s consumer, our business and operating results could suffer.

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

Risks Relating to Owning Our Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our stock at prices you find attractive.

The trading price of our common stock, as reported by the NYSE MKT, has ranged from a low of $0.65 to a high of $1.63 per share for the 52 week period ended March 31, 2017. We expect that the market price of our common stock will continue to fluctuate significantly.

The market price of our stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

●	variations in quarterly operating results;

●	general economic and business conditions;

●	trading prices of similar securities;

●	fluctuations in stock market prices and volume;

●	our announcements of significant contracts, milestones or acquisitions;

●	our relationships with other companies, including our suppliers and distributors;

●	our ability to obtain needed capital;

●	sales of common stock, conversion of securities convertible into common stock, exercise of options to purchase common stock or termination of stock transfer restrictions;

●	changes in financial estimates by securities analysts;

●	additions or departures of key personnel;

●	the initiation or outcome of litigation or arbitration proceedings; and

●	legislation or regulatory policies, practices or actions.

Any one of these factors could have an adverse effect on the market price of our common stock. Also, the stock market in recent years has experienced significant price and volume fluctuations that have materially affected the market prices of equity securities of many companies and that often have been unrelated to such companies’ operating performance. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future. Also, shareholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and divert our management’s time and attention. These factors, among others, could significantly depress the price of our common stock.

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

As of June 9, 2017, our executive officers, directors and principal shareholders beneficially owned approximately 41.8% of our common stock, including options that are exercisable within 60 days of the date of this annual report and assuming full exercise of such options and conversion of our 5% October 2013 convertible notes held by such persons. As a result, if they act in concert, they could significantly influence matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

Provisions in our articles of incorporation, our bylaws and Florida law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing shareholders.

Our articles of incorporation, our bylaws and the Florida Business Corporation Act contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of our shareholders. These include provisions limiting the shareholders’ powers to remove directors. Our articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock. Florida law also imposes conditions on certain “affiliated transactions” with “interested shareholders.”

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our executive offices are located in New York, NY, where we lease approximately 5,000 square feet of office space under a lease that expires in February 2020. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in October 2019 and approximately 1,700 square feet of office space in Houston, TX under a lease that expires in June 2018.

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

Fiscal 2017	High	Low
First Quarter (April 1 — June 30, 2016)	$1.08	$0.70
Second Quarter (July 1 — September 30, 2016)	$0.95	$0.74
Third Quarter (October 1 — December 31, 2016)	$0.88	$0.65
Fourth Quarter (January 1 — March 31, 2017)	$1.63	$0.72

Fiscal 2016
First Quarter (April 1 — June 30, 2015)	$1.83	$1.30
Second Quarter (July 1 — September 30, 2015)	$1.45	$1.03
Third Quarter (October 1 — December 31, 2015)	$1.47	$1.16
Fourth Quarter (January 1 — March 31, 2016)	$1.25	$0.78

Holders

At June 9, 2017, there were approximately 175 record holders of our common stock.

Dividend policy

We did not declare or pay any cash dividends in fiscal 2017 or 2016 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant. Further, our ability to declare and pay cash dividends is restricted by certain covenants in our loan agreements.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2017 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	15,798,558	$0.78	11,711,000
Equity compensation plans not approved by security holders	-	-	-
Total	15,798,558	$0.78	11,711,000

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Years ended March 31,
	2017	2016	2015	2014	2013

Consolidated statement of operations data
(in thousands, except per share data):
Sales, net (1)	$77,269	$72,220	$57,457	$48,140	$41,443
Gross profit	31,700	28,554	21,573	17,604	14,320
Selling expense	20,122	19,223	15,255	12,530	11,265
Operating income (loss) (2)	1,905	1,006	(1,078)	(1,320)	(4,402)

Income (loss) before item shown below	694	(256)	(2,195)	(3,170)	(5,259)
Net change in fair value of warrant liability	—	—	—	(5,392)	302
Income (loss) before provision for income taxes	694	(256)	(2,195)	(8,562)	(4,957)
Income tax (expense) benefit (3)	(188)	(1,451)	(1,279)	590	118
Net income (loss)	506	(1,707)	(3,474)	(7,972)	(4,839)
Net income attributable to noncontrolling interests	(1,359)	(810)	(326)	(935)	(610)
Net loss attributable to controlling interests	(853)	(2,517)	(3,800)	(8,907)	(5,449)
Dividends to preferred shareholders	—	—	—	(385)	(744)
Net loss attributable to common shareholders	$(853)	$(2,517)	$(3,800)	$(9,292)	$(6,193)

Net loss per common share basic and diluted (4)	$(0.01)	$(0.02)	$(0.02)	$(0.08)	$(0.06)
Weighted average shares outstanding basic and diluted	160,812	159,380	155,456	116,511	108,509

(1)	Sales, net includes excise taxes of $7,646, $7,452, $6,754, $6,421 and $5,964, respectively, for fiscal 2017 - 2013.

(2)	Operating loss for the year ended March 31, 2013 includes a $1,716 loss on wine assets.

(3)	Consists of federal, state and local taxes attributable to GCP, which did not file a consolidated return.

(4)	Per share computations were impacted positively by the increase in shares outstanding in each of the above years.

	As of March 31,
	2017	2016	2015	2014	2013

Selected balance sheet data
(in thousands):
Cash and cash equivalents	$611	$1,431	$1,192	$909	$439
Working capital	31,171	27,854	24,167	17,575	12,454
Total assets	54,342	48,610	42,546	35,048	31,624
Total debt	34,920	13,975	12,789	7,575	9,298
Total liabilities	49,876	26,540	22,944	16,586	20,207
Total controlling shareholders’ equity	1,987	18,906	17,058	16,224	10,134

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

●	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;

●	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskeys, sales of which have grown substantially in recent years;

●	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;

●	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and

●	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. Additionally, we recently added the Arran Scotch Whiskies to our portfolio as agency brands. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

Recent Developments

On March 29, 2017, we entered into a Stock Purchase Agreement under which we acquired 201,000 shares (the “GCP Share Acquisition”) of the common stock of Gosling-Castle Partners Inc., or GCP, representing a 20.1% equity interest in GCP. GCP is a strategic global export venture between Castle Brands and the Gosling family. As a result of the completion of the GCP Share Acquisition, our total equity interest in GCP increased to 80.1%. The consideration for the GCP Share Acquisition was (i) $20,000,000 in cash and (ii) 1,800,000 shares of our common stock, which shares are subject to an 18 month lockup covenant. As a result of the GCP Share Acquisition, GCP will file as part of our U.S. federal consolidated income tax group for periods subsequent to the acquisition.

In connection with the GCP Share Acquisition, we also entered into an Amended and Restated Distribution Agreement and an Export Agreement Amendment. Under the Amended and Restated Distribution Agreement, our subsidiary, Castle Brands (USA) Corp. (“CB-USA”), continues as the exclusive long-term importer and distributor of certain beverage products, including “Goslings Rum” and “Goslings Stormy Ginger Beer” (collectively, the “Distribution Products”) throughout the United States, and such other markets as may be added by mutual consent of the parties (the “Distribution Territory”). The initial term of the Amended and Restated Distribution Agreement extends through March 31, 2030, with automatic ten-year renewal terms thereafter, subject to specific termination rights held by each party. The Amended and Restated Distribution Agreement automatically terminates upon the termination, for any reason, of the Export Agreement. CB-USA will purchase Distribution Products from GCP for distribution in the Distribution Territory at prices set forth in the Amended and Restated Distribution Agreement, as may be mutually changed by the parties. CB-USA is entitled to receive a net margin amount, certain reimbursement costs, and a specified fee to defray normal overhead costs, all as specified in the Amended and Restated Distribution Agreement. GCP will maintain primary responsibility and bear the costs for the overall marketing, advertising, and promotion of the Distribution Products. Also, CB-USA has a right of first refusal regarding the distribution of any other current or future rum or ginger beer products GCP currently maintains in, or adds to, its product line for sale in the Distribution Territory.

Under the Export Agreement Amendment, GCP maintains all global distribution rights (with the exception of Bermuda) during the term of the Export Agreement and continues as the exclusive authorized global exporter of certain beverage products (the “Export Products”) in all national or international markets, except Bermuda. The Export Agreement Amendment, among other things, assigns to GCP global distribution and exporting rights to Goslings Stormy Ginger Beer and all other Goslings Ginger Beer products and extends the initial term of the Export Agreement from 15 to 25 years, through March 31, 2030, with ten-year renewal terms thereafter, subject to specific termination rights held by each party. Under the Export Agreement Amendment, in the event Gosling’s Export decides to sell any or all of its trademarks (or other intellectual property rights) relating to the Export Products (other than Goslings Stormy Ginger Beer) during the term of the Export Agreement, GCP has a right of first refusal to purchase the trademark(s) (and intellectual property rights, if applicable) at the same price being offered by a bona fide third-party offeror. If GCP does not exercise its right of first refusal, then we will acquire an identical right of first refusal. In the event Gosling’s Export decides to sell any or all of its Export Products and/or trademark(s), whether sold to an affiliate, a third party, GCP or us, GCP is entitled to share in the proceeds of such sale, as specified in the Export Agreement Amendment. A copy of the Amended and Restated Distribution Agreement and a Restated Export Agreement are filed as exhibits to this annual report on Form 10-K. See Note

Operations overview

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

Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. We purchase certain products, such as Goslings rums and ginger beer, Pallini liqueurs, Arran whiskies, Gozio amaretto and Tierras tequila, as finished goods. For other products, such as Jefferson’s bourbons, we purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. Our U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S.

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

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2018 to be higher than fiscal 2017 due to costs associated with increased infrastructure to support our growth. However, we expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

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

We continue to believe the following industry trends will create growth opportunities for us, including:

●	the divestiture of smaller and emerging non-core brands by major spirits companies as they continue to consolidate;

●	increased barriers to entry, particularly in the U.S., due to continued consolidation and the difficulty in establishing an extensive distribution network, such as the one we maintain; and

●	the trend by small private and family-owned spirits brand owners to partner with, or be acquired by, a company with global distribution. We expect to be an attractive alternative to our larger competitors for these brand owners as one of the few modestly-sized publicly-traded spirits companies.

Our growth strategy is based upon growing existing brands, partnering with other brands and acquiring smaller and emerging brands. To identify potential partner and acquisition candidates we plan to rely on our management’s industry experience and our extensive network of industry contacts. We also plan to maintain and grow our U.S. and international distribution channels so that we are more attractive to spirits companies who are looking for a route to market for their products. We expect to compete for foreign and small private and family-owned spirits brands by offering flexible and creative structures, which present an alternative to the larger spirits companies.

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Year ended March 31,
	2017	2016	2015
Cases
United States	341,256	340,782	310,106
International	75,113	85,558	82,632

Total	416,369	426,340	392,738

Rum	180,914	180,698	171,189
Whiskey	109,223	109,990	84,713
Liqueur	93,201	91,010	89,369
Vodka	31,907	43,608	46,347
Tequila	1,124	1,034	1,106
Other spirits	—	—	14

Total	416,369	426,340	392,738

Percentage of Cases
United States	82.0%	79.9%	79.0%
International	18.0%	20.1%	21.0%

Total	100.0%	100.0%	100.0%

Rum	43.4%	42.5%	43.6%
Whiskey	26.2%	25.8%	21.6%
Liqueur	22.4%	21.3%	22.7%
Vodka	7.7%	10.2%	11.8%
Tequila	0.3%	0.2%	0.3%
Other spirits	—%	—%	0.0%

Total	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Goslings Stormy Ginger Beer, for the periods presented:

	Year ended March 31,
	2017	2016	2015
Cases
United States	1,326,140	1,070,173	682,190
International	61,740	45,101	33,232

Total	1,387,880	1,115,274	715,422

United States	95.6%	96.0%	95.4%
International	4.4%	4.0%	4.6%

Total	100.0%	100.0%	100.0%

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

Inventory valuation

Our inventory, which consists of distilled spirits, non-beverage alcohol products, dry good raw materials (bottles, cans, labels and caps), packaging, excise taxes, freight and finished goods, is valued at the lower of cost or market, using the weighted average cost method. We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reduction to the carrying value of inventories is recorded in cost of goods sold.

Goodwill and other intangible assets

At each of March 31, 2017 and 2016, we had $0.5 million of goodwill that arose from acquisitions. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. We may also elect not to perform the qualitative assessment and, instead, proceed direct to the quantitative impairment test. Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment.

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

Under the goodwill qualitative assessment at March 31, 2017 and 2016, various events and circumstances that would affect the estimated fair value of each reporting unit were identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment. Based on this assessment, we determined that no quantitative assessment was required. We did not record any impairment on goodwill or other intangible assets for fiscal 2017, 2016 or 2015.

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

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options and restricted stock, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Stock-based compensation was $1.6 million, $1.4 million and $0.8 million for fiscal 2017, 2016 and 2015, respectively. We use the Black-Scholes option-pricing model to estimate the fair value of options and restricted stock granted. The assumptions used in valuing the options granted during fiscal 2017, 2016 and 2015 are included in note 12 to our accompanying consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Year ended March 31,
	2017	2016	2015
Sales, net	100.0%	100.0%	100.0%
Cost of sales	59.0%	60.5%	62.5%

Gross profit	41.0%	39.5%	37.5%

Selling expense	26.0%	26.6%	26.5%
General and administrative expense	11.2%	10.2%	11.3%
Depreciation and amortization	1.3%	1.3%	1.6%

Income (loss) from operations	2.5%	1.4%	(1.9)%

Income from equity investment in non-consolidated affiliate	0.1%	0.0%	0.0%
Foreign exchange gain (loss)	0.1%	(0.3)%	(0.0)%
Interest expense, net	(1.7)%	(1.5)%	(2.0)%

Income (loss) before provision for income taxes	0.9%	(0.4)%	(3.8)%
Income tax expense, net	(0.2)%	(2.0)%	(2.2)%

Net income (loss)	0.7%	(2.4)%	(6.0)%
Net income attributable to noncontrolling interests	(1.8)%	(1.1)%	(0.6)%

Net loss attributable to common shareholders	(1.1)%	(3.5)%	(6.6)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Year ended March 31,
	2017	2016	2015
Net loss attributable to common shareholders	$(852,613)	$(2,516,368)	$(3,799,742)
Adjustments:
Interest expense, net	1,335,241	1,088,539	1,129,047
Income tax expense, net	187,702	1,450,848	1,278,999
Depreciation and amortization	1,030,093	939,513	907,540
EBITDA income (loss)	1,700,423	962,532	(484,156)
Allowance for doubtful accounts	123,200	61,000	236,000
Allowance for obsolete inventory	240,000	200,000	281,000
Stock-based compensation expense	1,577,994	1,370,556	787,710
Transaction fees	346,704	—	—
Other expense (income), net	10,660	666	(16,602)
Income from equity investment in non-consolidated affiliate	(51,430)	(18,667)	—
Foreign exchange (income) loss	(83,707)	190,867	4,564
Net income attributable to noncontrolling interests	1,359,145	809,662	325,829
EBITDA, as adjusted	5,222,989	3,576,616	1,134,345

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, transaction fees, other expense (income), net, income from equity investment in non-consolidated affiliate, foreign exchange and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved to $5.2 million for the year ended March 31, 2017, as compared to $3.6 million for the prior fiscal year, primarily as a result of our increased sales and gross profit. Our EBITDA, as adjusted, improved to $3.6 million for the year ended March 31, 2016, as compared to $1.1 million for the prior year, primarily as a result of our increased sales and gross profit.

Fiscal 2017 compared with fiscal 2016

Net sales. Net sales increased 7.0% to $77.3 million for the year ended March 31, 2017, as compared to $72.2 million for the prior fiscal year, primarily due to U.S. sales growth of Jefferson’s bourbons and Goslings Stormy Ginger Beer, partially offset by decreases in vodka and international Irish whiskey sales. For the year ended March 31, 2017, sales of our Goslings Stormy Ginger Beer increased 23.3% to $20.0 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the distribution to large national and regional retailers and on-premise accounts, although there is no assurance that we will attain such results. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the year ended March 31, 2017 as compared to the year ended March 31, 2016:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	216	2,046	0.1%	1.5%
Whiskey	(767)	7,356	(0.7)%	9.8%
Liqueur	2,191	2,213	2.4%	2.4%
Vodka	(11,701)	(11,231)	(26.8)%	(28.1)%
Tequila	90	90	8.7%	8.7%
Total	(9,971)	474	(2.3)%	0.1%

Our international spirits case sales as a percentage of total spirits case sales decreased to 18.0% for the year ended March 31, 2017 as compared to 20.1% for the prior fiscal year, primarily due to decreased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Great Britain and Scandinavia.

The following table presents the increase in case sales of related non-alcoholic beverage products for the year ended March 31, 2017 as compared to the year ended March 31, 2016:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Related Non-Alcoholic Beverage Products	272,606	255,967	24.4%	23.9%

Gross profit. Gross profit increased 11.0% to $31.7 million for the year ended March 31, 2017 from $28.6 million for the prior fiscal year, while gross margin increased to 41.0% for the year ended March 31, 2017 as compared to 39.5% for the prior fiscal year. The increase in gross profit was primarily due to increased aggregate revenue in the current period. During each of the years ended March 31, 2017 and 2016, we recorded additions to allowance for obsolete and slow moving inventory of $0.2 million. We recorded these write-offs and allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charges have been recorded as an increase to cost of sales in the relevant period. Net of the allowances for obsolete inventories, gross margin for the year ended March 31, 2017 was 41.2% as compared to 39.8% for the prior-year period.

Selling expense. Selling expense increased 4.7% to $20.1 million for the year ended March 31, 2017 from $19.2 million for the prior fiscal year, primarily due to a $0.3 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, and a $0.9 million increase in salaries and personnel expense due to increased staff and compensation costs, including a $0.2 million increase in travel and entertainment expense, partially offset by a $0.3 million decrease in shipping costs from lower sales volume. Selling expense as a percentage of net sales decreased to 26.0% for the year ended March 31, 2017 as compared to 26.6% for the prior fiscal year due to increased sales.

General and administrative expense. General and administrative expense increased 17.0% to $8.6 million for the year ended March 31, 2017 from $7.4 million for the prior fiscal year, primarily due to a $0.5 million increase in salaries and personnel expense due to increased staff and compensation costs, $0.3 million increase in professional fees due to the GCP Share Acquisition, and a $0.1 million increase each in insurance costs, occupancy expense and stock compensation expense for our Board of Directors. Increased revenue for the year partially offset the increase in general and administrative expenses, which resulted in general and administrative expense as a percentage of net sales increasing to 11.2% for the year ended March 31, 2017 as compared to 10.2% for the prior fiscal year.

Depreciation and amortization. Depreciation and amortization was $1.0 million for the year ended March 31, 2017 as compared to $0.9 million for the prior fiscal year.

Income from operations. As a result of the foregoing, we had income from operations of $1.9 million for the year ended March 31, 2017 as compared to income from operations of $1.0 million for the prior fiscal year. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by our GCP subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.2) million for the year ended March 31, 2017 as compared to net expense of ($1.5) million for the prior fiscal year. The net tax expense for the year ended March 31, 2017 is net of a $0.4 million tax benefit from the change in our deferred tax liability.

Foreign exchange gain (loss). Foreign exchange gain for the year ended March 31, 2017 was $0.1 million as compared to a loss of ($0.2) million for the prior fiscal year due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.3) million for the year ended March 31, 2017 as compared to ($1.1) million for the prior fiscal year due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $1.4 million for the year ended March 31, 2017 as compared to $0.8 million for the prior fiscal year, both the result of net income allocated to the 40.0% noncontrolling interests in GCP. The change in noncontrolling interests from our acquisition of an additional 20.1% of GCP occurred at the end of March 2017 and was immaterial on our results.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($0.9) million for the year ended March 31, 2017 as compared to ($2.5) million for the prior fiscal year. Net loss per common share, basic and diluted, was ($0.01) per share for the year ended March 31, 2017 as compared to ($0.02) for the prior fiscal year.

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

General and administrative expense. General and administrative expense increased 13.8% to $7.4 million for the year ended March 31, 2016 from $6.5 million for the prior year, primarily due to a $0.5 million increase in employee expense, a $0.4 million increase in professional fees and a $0.4 million increase in stock-based compensation expense, offset by a $0.2 million decrease in provision for bad debts and a $0.1 million decrease in insurance expense. Increased sales resulted in general and administrative expense as a percentage of net sales decreasing to 10.2% for the year ended March 31, 2016 as compared to 11.3% for the prior fiscal year. As a result of our becoming an accelerated filer in fiscal 2015, we experienced increased general and administrative expense due to the costs and fees associated with the additional regulatory requirements.

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

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended March 31, 2017, we had net income of $0.5 million, and used cash of $1.7 million in operating activities. As of March 31, 2017, we had cash and cash equivalents of $0.6 million and had an accumulated deficit of $148.2 million.

Existing Financing

We and our wholly-owned subsidiary, CB-USA, are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s bourbons, in the amount of $19.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

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

ACF required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), Brian L. Heller, our Special Counsel and Assistant Secretary ($42,500), and Alfred J. Small ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the amendment to the Loan Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 6.5% (reflecting a discount for achieving one such EBITDA target) and the Purchased Inventory Sublimit currently bears interest at 8.25%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets.

In January 2017, we acquired $1.0 million in aged bulk bourbon purchased under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($51,500), Richard J. Lampen ($34,333), Mark E. Andrews, III ($17,167), Brian L. Heller ($14,592) and Alfred J. Small ($5,150), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2017, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

In March 2017, we issued a promissory note to Frost Nevada Investments Trust (the “Holder”), an entity affiliated with Phillip Frost, M.D., in the aggregate principal amount of $20.0 million (the “Subordinated Note”). The purpose of the Subordinated Note was to finance the GCP Share Acquisition. The Note bears interest quarterly at the rate of 11% per annum. The principal and interest accrued thereon is due and payable in full on March 15, 2019. All claims of the Holder to principal, interest and any other amounts owed under the Subordinated Note are subordinated in right of payment to all indebtedness of the Company existing as of the date of the Subordinated Note. The Subordinated Note contains customary events of default and may be prepaid by the Company, in whole or in part, without penalty, at any time.

In December 2009, GCP issued a promissory note in the aggregate principal amount of $0.2 million to Gosling’s Export in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity.

We have arranged various credit facilities aggregating €0.3 million or $0.3 million (translated at the December 31, 2016 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the March 31, 2017 exchange rate) with the bank to secure these borrowings.

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

No shares were issued in the fiscal year ended March 31, 2017 under the 2014 Distribution Agreement. As of June 9, 2017, Shares having a gross sales price of up to approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of March 31, 2017, we had shareholders’ equity of $4.5 million as compared to $22.2 million at March 31, 2016. This decrease in shareholders’ equity was due to our $0.4 million total comprehensive income for the year ended March 31, 2017, offset by our $22.4 million GCP Share Acquisition (comprised of $20 million in cash and 1.8 million shares of Common Stock), partially offset by the exercise of stock options and stock-based compensation expense of $1.6 million.

We had working capital of $31.2 million at March 31, 2017 as compared to $27.9 million at March 31, 2016, primarily due to a $4.1 million increase in inventory, a $2.1 million increase in prepaid expenses and a $1.1 million increase in accounts receivable, which was partially offset by net income of $0.5 million, a $2.2 million increase in accounts payable and accrued expenses, stock based compensation expense of $1.6 million, a $0.8 million increase in due to related parties and depreciation and amortization expense of $1.0 million.

As of March 31, 2017, we had cash and cash equivalents of approximately $0.6 million, as compared to $1.4 million as of March 31, 2016. The decrease is primarily attributable to the funding of our operations and working capital needs. At March 31, 2017 and 2016, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

The following may materially affect our liquidity over the near-to-mid term:

●	continued cash losses from operations;

●	our ability to obtain additional debt or equity financing should it be required;

●	an increase in working capital requirements to finance higher levels of inventories and accounts receivable;

●	our ability to maintain and improve our relationships with our distributors and our routes to market;

●	our ability to procure raw materials at a favorable price to support our level of sales;

●	potential acquisitions of additional brands; and

●	expansion into new markets and within existing markets in the U.S. and internationally.

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

We intend to restructure a portion of our debt, including the Convertible Notes and Subordinated Note, by a combination of expanding and extending the Loan Agreement and Credit Facility with ACF, extending the term of the existing notes, converting some or all of the debt to equity or paying down the debt with funds that may be raised 2014 Distribution Agreement. If we are unable to restructure or refinance our debt, or are unable to raise equity on terms that are acceptable to us, it could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results.

As of March 31, 2017, we had borrowed $13.1 million of the $19.0 million available under the Credit Facility, including $3.5 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.3 million in potential availability for working capital needs under the Credit Facility and $3.5 million available for aged whiskey inventory purchases. As of June 9, 2017, we had borrowed $13.1 million of the $19.0 million available under the Credit Facility, including $3.1 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.0 million in potential availability for working capital needs under the Credit Facility and $3.9 million available for aged whiskey inventory purchases. We believe our current cash and working capital, the availability under the Credit Facility and the additional funds that may be raised under the 2014 Distribution Agreement will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2018.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Year ended March 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,723)	$(2,854)	$(8,852)
Investing activities	(20,374)	(990)	(495)
Financing activities	21,281	4,087	9,627

Effect of foreign currency translation	(3)	(4)	3

Net (decrease) increase in cash and cash equivalents	$(819)	$239	$283

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskies, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at March 31, 2017 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the year ended March 31, 2017, net cash used in operating activities was $1.7 million, consisting primarily of a $4.3 million increase in inventory, a $2.1 million increase in prepaid expenses and a $1.2 million increase in accounts receivable. These uses of cash were partially offset by $0.5 million in net income, a $2.2 million increase in accounts payable and accrued expenses, stock based compensation expense of $1.6 million, a $0.8 million increase in due to related parties and depreciation and amortization expense of $1.0 million.

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

Investing Activities. Net cash used in investing activities was $20.4 million for the year ended March 31, 2017, consisting of the $20.0 million cash consideration used in the GCP Share Acquisition and $0.4 million used in the acquisition of fixed and intangible assets.

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

Financing activities. Net cash provided by financing activities for the year ended March 31, 2017 was $21.3 million, consisting of $20.0 million in proceeds from the issuance of the 11% Subordinated Note, $1.0 million in net proceeds from the Credit Facility and $0.3 million from the exercise of stock options.

Net cash provided by financing activities for the year ended March 31, 2016 was $4.1 million, consisting primarily of $3.1 million in net proceeds from the issuance of Common Stock pursuant to the 2014 Distribution Agreement, $2.0 million in net proceeds from the Credit Facility and $0.4 million from the exercise of Common Stock options, partially offset by $0.7 million paid on the Bourbon Term Loan and $0.6 million in dividends paid to non-controlling interests of GCP.

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

Obligations and commitments

The table sets forth our contractual commitments as of March 31, 2017:

	Payments due by period
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
	(In thousands)

Long-term debt obligations (1)	$3,211	$38,216	$212	$-	$41,639
Supply agreements (2)	3,613	3,720	3,048	9,494	19,875
Operating leases (3)	385	682	-	-	1,067
Total	$7,209	$42,618	$3,260	$9,494	$62,581

Interest payments are based on current interest rates at March 31, 2017. Debt principal and debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of March 31, 2017. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2017. Our estimate assumes that we will maintain the same levels of indebtedness and financial performance through the credit facility’s maturity in July 2019.

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

Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2017, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2017, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S.$1.06816 (equivalent to U.S.$1.00 = €0.93618) and £1.00 = U.S.$1.24866 (equivalent to U.S.$1.00 = £0.80086).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2017, 2016 or 2015. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and as follows:

●	our history of losses;

●	recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance;

●	our potential need for additional capital, which, if not available on acceptable terms or at all, could restrict our future growth and severely limit our operations;

●	our brands could fail to achieve more widespread consumer acceptance, which may limit our growth;

●	our dependence on a limited number of suppliers, who may not perform satisfactorily or may end their relationships with us, which could result in lost sales, incurrence of additional costs or lost credibility in the marketplace;

●	our annual purchase obligations with certain suppliers;

●	the failure of even a few of our independent wholesale distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations;

●	our need to maintain a relatively large inventory of our products to support customer delivery requirements, which could negatively impact our operations if such inventory is lost due to theft, fire or other damage;

●	the potential limitation to our growth if we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, or integrate such brands after acquisitions;

●	currency exchange rate fluctuations and devaluations may significantly adversely affect our revenues, sales, costs of goods and overall financial results;

●	our business and stock price may be adversely affected if we have material weaknesses or significant deficiencies in our internal control over financial reporting;

●	the possibility that we or our strategic partners will fail to protect our respective trademarks and trade secrets, which could compromise our competitive position and decrease the value of our brand portfolio;

●	the possibility that we cannot secure and maintain listings in control states, which could cause the sales of our products to decrease significantly;

●	an impairment in the carrying value of our goodwill or other acquired intangible assets could negatively affect our operating results and shareholders’ equity;

●	changes in consumer preferences and trends could adversely affect demand for our products;

●	there is substantial competition in our industry and the many factors that may prevent us from competing successfully;

●	adverse changes in public opinion about alcohol could reduce demand for our products;

●	class action or other litigation relating to alcohol misuse or abuse could adversely affect our business; and

●	adverse regulatory decisions and legal, regulatory or tax changes could limit our business activities, increase our operating costs and reduce our margins.

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2017, we had $13.1 million outstanding under the Credit Facility, including $3.5 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of March 31, 2017, we had nothing outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $13.1 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at March 31, 2017 would have an impact of approximately $133,386 on our interest expense for the year.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the year ended March 31, 2017, Euro denominated sales accounted for approximately 6.1% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the year ended March 31, 2017, Euro denominated expenses accounted for approximately 8.6% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $319,801 on our income from operations for the year ended March 31, 2017.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At March 31, 2017 and 2016, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was a loss of ($114,878) for the year ended March 31, 2017, income of $92,131 for the year ended March 31, 2016 and a loss of ($561,009) for the year ended March 31, 2015. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $280,000 for the year ended March 31, 2017 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of March 31, 2017, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Castle Brands Inc.

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and subsidiaries (the “Company") as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2017. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the three-year period March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 14, 2017 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ EisnerAmper LLP

New York, New York

June 14, 2017

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2017	March 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$611,048	$1,430,532
Accounts receivable — net of allowance for doubtful accounts of $302,275 and $245,238 at March 31,2017 and 2016, respectively	11,460,432	10,410,571
Due from shareholders and affiliates	—	3,279
Inventories— net of allowance for obsolete and slow moving inventory of $312,711 and $331,008 at March 31, 2017 and 2016, respectively	29,801,080	25,740,192
Prepaid expenses and other current assets	3,674,923	1,611,797

Total Current Assets	45,547,483	39,196,371

Equipment — net	909,780	876,255

Intangible assets — net of accumulated amortization of $8,035,018 and $7,372,585 at March 31, 2017 and 2016, respectively	6,387,330	7,048,302
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	570,097	518,667
Restricted cash	331,455	345,076
Other assets	99,773	129,486

Total Assets	$54,342,144	$48,610,383

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,549,942	$5,652,260
Accrued expenses	4,668,708	4,352,170
Due to shareholders and affiliates	2,158,318	1,338,072

Total Current Liabilities	14,376,968	11,342,502

Long-Term Liabilities
Credit facility, net (including $412,269 and $312,813 of related-party participation at March 31, 2017 and 2016, respectively)	13,033,075	11,917,694
Note payable – 11% Subordinated note	20,000,000	—
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at March 31, 2017 and 2016)	1,675,000	1,675,000
Notes payable – GCP Note	211,580	211,580
Deferred tax liability	558,766	1,204,000
Other	20,666	—

Total Liabilities	49,876,055	26,350,776

Commitments and Contingencies (Note 11)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and 2016	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at March 31, 2017 and 2016, 162,945,805 and 160,474,777 shares issued and outstanding at March 31, 2017 and 2016, respectively	1,629,458	1,604,748
Additional paid-in capital	150,889,613	166,866,671
Accumulated deficit	(148,223,822)	(147,371,209)
Accumulated other comprehensive loss	(2,308,672)	(2,193,794)

Total controlling shareholders’ equity	1,986,577	18,906,416

Noncontrolling interests	2,479,512	3,353,191

Total Equity	4,466,089	22,259,607

Total Liabilities and Equity	$54,342,144	$48,610,383

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	2017	2016	2015
Sales, net*	$77,269,131	$72,220,368	$57,457,421
Cost of sales*	45,568,774	43,666,798	35,884,632

Gross profit	31,700,357	28,553,570	21,572,789

Selling expense	20,122,490	19,222,659	15,254,818
General and administrative expense	8,642,775	7,385,851	6,488,336
Depreciation and amortization	1,030,093	939,513	907,540

Income (loss) from operations	1,904,999	1,005,547	(1,077,905)

Other (expense) income, net	(10,660)	(666)	16,602
Income from equity investment in non-consolidated affiliate	51,430	18,667	—
Foreign exchange gain (loss)	83,706	(190,867)	(4,564)
Interest expense, net	(1,335,241)	(1,088,539)	(1,129,047)

Income (loss) before provision for income taxes	694,234	(255,858)	(2,194,914)
Income tax expense, net	(187,702)	(1,450,848)	(1,278,999)

Net income (loss)	506,532	(1,706,706)	(3,473,913)
Net income attributable to noncontrolling interests	(1,359,145)	(809,662)	(325,829)

Net loss attributable to common shareholders	$(852,613)	$(2,516,368)	$(3,799,742)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.02)	$(0.02)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	160,811,957	159,380,223	155,456,341

*Sales, net and Cost of sales include excise taxes of $7,645,789, $7,451,569 and $6,754,453 for the years ended March 31, 2017, 2016 and 2015, respectively.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years ended March 31,
	2017	2016	2015
Net income (loss)	$506,532	$(1,706,706)	$(3,473,913)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(114,878)	92,131	(561,009)

Total other comprehensive (loss) income:	(114,878)	92,131	(561,009)

Comprehensive income (loss)	$391,654	$(1,614,575)	$(4,034,922)

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

						Accumulated
				Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
BALANCE, MARCH 31, 2014	151,841,133	$1,518,411	$157,485,965	$(141,055,099)	$(1,724,916)	$2,217,700	$19,935,191
Net (loss) income				(3,799,742)		325,829	(3,473,913)
Foreign currency translation adjustment					(561,009)		(561,009)
Issuance of common stock, net of issuance costs	2,537,924	25,379	3,108,189				3,133,568
Exercise of common stock warrants	1,657,802	16,578	613,387				629,965
Surrender of common stock in connection with exercise of common stock warrant	(27,902)	(279)	(30,971)				(31,250)
Conversion of 5% convertible notes and accrued interest thereon	501,574	5,017	446,400				451,417
Exercise of common stock options	677,127	6,771	216,213				222,984
Stock-based compensation			787,710				787,710

BALANCE, MARCH 31, 2015	157,187,658	$1,571,877	$162,626,893	$(144,854,841)	$(2,285,925)	$2,543,529	$21,094,663

Net (loss) income				(2,516,368)		809,662	(3,199,836)
Foreign currency translation adjustment					92,131		92,131
Issuance of common stock, net of issuance costs of $124,876	2,119,282	21,193	3,105,920				3,127,113
Exercise of common stock options	1,079,602	10,796	364,184				374,980
Common stock issued under 2013 incentive compensation plan	88,235	882	119,118				120,000
Subsidiary dividend paid to non-controlling interests			(600,000)				(600,000)
Stock-based compensation			1,250,556				1,250,556

BALANCE, MARCH 31, 2016	160,474,777	$1,604,748	$166,866,671	$(147,371,209)	$(2,193,794)	$3,353,191	$(22,259,607)

Net (loss) income				(852,613)		1,359,145	506,532
Foreign currency translation adjustment					(114,878)		(114,878)
Common stock issuance costs			(14,355)				(14,355)
Exercise of common stock options	671,028	6,710	244,479				251,189
Common stock issued in connection with the acquisition of an additional 20.1% of noncontrolling interests	1,800,000	18,000	2,430,000				2,448,000
Effect of acquisition of an additional 20.1% of noncontrolling interests			(20,215,176)			(2,232,824)	(22,448,000)
Stock-based compensation			1,577,994				1,577,994

BALANCE, MARCH 31, 2017	162,945,805	$1,629,458	$150,889,613	$(148,223,822)	$(2,308,672)	$2,479,512	$4,466,089

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended March 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$506,532	$(1,706,706)	$(3,473,913)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,030,093	939,513	907,540
Provision for doubtful accounts	123,200	61,000	(49,984)
Amortization of deferred financing costs	160,681	177,127	166,942
Deferred income tax (benefit) expense, net	(645,235)	(129,152)	288,178
Net income from equity investment in non-consolidated affiliate	(51,430)	(18,667)	—
Effect of changes in foreign currency translation	(83,706)	190,867	4,564
Stock-based compensation expense	1,577,994	1,370,556	787,710
Addition to provision for obsolete inventories	240,000	200,000	281,000
Changes in operations, assets and liabilities:
Accounts receivable	(1,182,011)	85,040	(1,671,925)
Due from affiliates	3,279	135,471	(23,462)
Inventory	(4,344,791)	(6,498,338)	(7,223,601)
Prepaid expenses and supplies	(2,066,856)	(117,258)	77,587
Other assets	(60,117)	(92,260)	(272,000)
Accounts payable and accrued expenses	2,217,652	3,163,818	1,321,722
Accrued interest	10,579	10,579	—
Due to related parties	820,247	(625,812)	27,642
Other liabilities	20,666	—	—

Total adjustments	(2,229,755)	(1,147,516)	(5,378,087)

NET CASH USED IN OPERATING ACTIVITIES	(1,723,223)	(2,854,222)	(8,852,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(364,740)	(466,462)	(333,742)
Acquisition of intangible assets	(2,740)	(23,885)	(160,109)
Investment in consolidated entity	(20,000,000)	—	—
Investment in non-consolidated affiliate, at equity	—	(500,000)	—
Change in restricted cash	(7,040)	(257)	(929)

NET CASH USED IN INVESTING ACTIVITIES	(20,374,520)	(990,604)	(494,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) credit facility	1,044,531	1,965,050	8,170,507
Proceeds from 11% Subordinated note	20,000,000	—	—
Payments on Bourbon term loan	—	(744,900)	(1,270,100)
Payments on Junior loan	—	—	(1,250,000)
Net (payments on) proceeds from foreign revolving credit facility	—	(34,743)	21,278
Proceeds from issuance of common stock	—	3,251,989	3,319,915
Payments for costs of stock issuance	(14,355)	(124,876)	(186,347)
Subsidiary dividend paid to non-controlling interests	—	(600,000)	—
Proceeds from exercise of common stock warrants	—	—	598,715
Proceeds from exercise of common stock options	251,189	374,980	222,984

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,281,365	4,087,500	9,626,952

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(3,106)	(3,745)	2,930
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(819,484)	238,929	283,102
CASH AND CASH EQUIVALENTS — BEGINNING	1,430,532	1,191,603	908,501

CASH AND CASH EQUIVALENTS — ENDING	$611,048	$1,430,532	$1,191,603
SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of additional 20.1% of noncontrolling interests	$2,448,000	$—	$—
Surrender of common stock in connection with exercise of common stock warrant	$—	$—	$31,250
Conversion of 5% convertible note, and accrued interest thereon, to common stock	$—	$—	$451,417

Interest paid	$1,159,667	$894,099	$937,973
Income taxes paid	$1,553,377	$1,079,387	$293,525

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Description of business — The consolidated financial statements include the accounts of Castle Brands Inc. (“the Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 80.1% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

C.	Brands — Rum and Ginger Beer — Goslings rums, a family of premium rums with a 200-year history, including the award-winning Goslings Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, and Goslings Stormy Ginger Beer, an essential non-alcoholic ingredient in Goslings trademarked Dark ‘n Stormy ® rum cocktail.

Whiskey —Premium small batch bourbons: Jefferson’s, Jefferson’s Reserve, Jefferson’s Chef’s Collaboration, Jefferson’s Ocean Aged at Sea, Jefferson’s Wine Finish Collection, Jefferson’s Wood Experiments and Jefferson’s Presidential Select, Jefferson’s Rye, an aged rye whiskey, and Jefferson’s The Manhattan: Barrel Finished Cocktail, a ready-to-drink cocktail; the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt and classic pure grain versions; Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years, Knappogue Twin Wood, the first Sherry Finished Knappogue Castle Whiskey; and the Arran Scotch Whiskeys: the single malts, including the 10 Years Old, the 18 Years Old and special finishes, as well as the official Robert Burns whiskeys.

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

D.	Cash and cash equivalents — The Company considers all highly liquid instruments with a maturity at date of acquisition of three months or less to be cash equivalents.

E.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

F.	Trade accounts receivable — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of its customers. For the years ended March 31, 2017, 2016 and 2015, the Company recorded an addition to allowances for doubtful accounts of $123,200, $61,000 and $236,000, respectively.

G.	Revenue recognition — Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

H.

Inventories — Inventories are comprised of distilled spirits, dry good raw materials (bottles, labels, corks and caps), packaging, finished goods, excise taxes and freight and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded in cost of goods sold. See Note 3.

During the years ended March 31, 2017, 2016 and 2015, the Company recorded an addition to allowances for obsolete and slow moving inventory of $240,000, $200,000 and $281,000, respectively. The Company recorded these allowances and write-offs on both raw materials and finished goods, primarily in connection with spoilage and slow moving inventory, label and packaging changes made to certain brands, as well as adjustments to estimated freight costs and excise taxes and certain cost variances. The charges have been recorded as increases to Cost of Sales in the respective years.

I.	Revisions to March 31, 2016 Balance Sheet — The Company has revised its March 31, 2016 consolidated balance sheet for an error in the historical carrying value of inventory. The Company determined that inventory at March 31, 2016 was overstated by $1,493,130, the cumulative result of changes in estimated freight costs and excise taxes and certain cost variances in prior years. The Company assessed the materiality of this error on previously issued consolidated financial statements and concluded that the error was immaterial to any one year. As a result, inventory was decreased by $1,493,130 with accumulated deficit increased by $1,493,130 at March 31, 2016 on the accompanying consolidated balance sheet.

J.

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

Under the goodwill qualitative assessment at March 31, 2017 and 2016, various events and circumstances that would affect the estimated fair value of each reporting unit were identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment. Based on this assessment, the Company determined that no quantitative assessment was required.

L.	Impairment and disposal of long-lived assets — Under ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. There were no impairments recorded during the years ended March 31, 2017, 2016 and 2015.

M.	Shipping and handling — The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense and were $2,347,121, $2,635,430 and $2,574,471 for the years ended March 31, 2017, 2016 and 2015, respectively.

N.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

O.	Distributor charges and promotional goods — The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. Also, the Company has entered into arrangements with certain of its distributors whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

P.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

Q.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

-	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are directly or indirectly observable for the asset or liability for substantially the full term of the financial instrument.
-	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

R.	Income taxes — Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has adopted the provisions of ASC 740 and as of March 31, 2017, the Company had reserves for uncertain tax positions (including related interest and penalties) for various state and local tax issues of $20,666. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

S.	Research and development costs — The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

T.	Advertising — Advertising and marketing costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $4,486,796, $4,960,301 and $3,184,392 for the years ended March 31, 2017, 2016 and 2015, respectively.

U.	Use of estimates — The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and equity issuances, warrant valuation, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

V.

Recent accounting pronouncements — In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In February 2017, the FASB issued ASU 2017-05, “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” ASU 2017-05 also adds guidance for partial sales of nonfinancial assets. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350).” ASU 2017-04 removes Step 2 from the goodwill impairment test. This guidance is effective for the Company as of April 1, 2020, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU, which must be applied prospectively, provides a narrower framework to be used to determine if a set of assets and activities constitutes a business than under current guidance and is generally expected to result in greater consistency in the application of ASC Topic 805, Business Combinations. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for the Company as of April 1, 2017, with early adoption permitted. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

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

W.

Accounting standards adopted — In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures”. The amendments in ASU 2017-03 provide additional detail surrounding disclosures required related to adoption of new pronouncements. The ASU is effective for the periods of each related pronouncement. The Company adopted this guidance beginning with its Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company elected to adopt ASU 2015-17 early, and applied it retrospectively as allowed by the standard. The adoption of ASU 2015-17 did not have a material effect on the Company’s results of operations, cash flows and financial condition.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance, reclassifying $100,049 and $170,895 in debt issuance costs from Other Assets to Credit Facility, net at March 31, 2017 and 2016, respectively, on the accompanying Consolidated Balance Sheet.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. This guidance was effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The Company adopted this guidance beginning with its Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants or conversion of convertible notes outstanding. In computing diluted net loss per share for the years ended March 31, 2017, 2016 and 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2017	2016	2015
Stock options	15,798,558	13,508,086	11,988,188
Warrants to purchase common stock	—	—	120,000
5% Convertible notes	1,861,111	1,861,111	1,861,111

Total	17,659,669	15,369,197	13,969,299

NOTE 3 — INVENTORIES

	March 31,
	2017	2016
Raw materials – net	$16,714,225	$11,976,561
Finished goods – net	13,086,855	13,763,631

Total	$29,801,080	$25,740,192

As of March 31, 2017, and 2016, 9% and 11%, respectively, of raw materials and 7% and 5%, respectively, of finished goods were located outside of the United States.

In the years ended March 31, 2017, 2016 and 2015, the Company acquired $6,900,819, $5,441,432 and $5,333,763 of aged bourbon whiskey, respectively, in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or market.

NOTE 4 — EQUITY INVESTMENT

Investment in Gosling-Castle Partners Inc., consolidated

In March 2017, the Company entered into a Stock Purchase Agreement (“Purchase Agreement”) with Gosling’s Limited (“GL”) and E. Malcolm B. Gosling (“Gosling,” and together with GL, the “Sellers”). Pursuant to the terms of the Purchase Agreement, the Company acquired an additional 201,000 shares (the “GCP Share Acquisition”) of the common stock of GCP, representing a 20.1% equity interest in GCP. GCP is a strategic global export venture between the Company and the Gosling family. As a result of the completion of the GCP Share Acquisition, the Company’s total equity interest in GCP increased to 80.1%. The consideration for the GCP Share Acquisition was (i) $20,000,000 in cash and (ii) 1,800,000 shares of common stock of the Company.

The Company accounted for this transaction in accordance with ASC 810 “Consolidation,” and in particular section 810-10-45. Under the relevant guidance, a parent accounts for such changes in its ownership interest in a subsidiary as equity transactions. The parent cannot recognize a gain or loss in consolidated net income or comprehensive income for such transactions and is not permitted to step up a portion of the subsidiary's net assets to fair value for the additional interests acquired. Any difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent. As a result, the Company reduced the carrying amount of the noncontrolling interest by $2,232,824, with the $20,215,176 excess of the cash and stock paid over the adjustment to the carrying amount of the noncontrolling interest recognized as a decrease in the Company’s additional paid-in capital.

For the years ended March 31, 2017, 2016 and 2015, GCP had pretax net income on a stand-alone basis of $3,762,130, $3,475,006 and $814,573, respectively. The Company allocated a portion of this net income, or $1,359,145, $809,662 and $325,829, to non-controlling interest for the years ended March 31, 2017, 2016 and 2015, respectively. Combined with the effects of income tax expense, net, allocated to noncontrolling interests as described in Note 1.Q Income Taxes, the cumulative balance allocated to noncontrolling interests in GCP was $2,479,512 and $3,353,191 at March 31, 2017 and 2016, respectively, as shown on the accompanying consolidated balance sheets.

As the GCP Share Acquisition occurred at the end of the fiscal year, the additional income attributable to the change in ownership is immaterial and is not presented in these consolidated financial statements for the year ended March 31, 2017.

In September 2015, GCP declared and paid a $1,500,000 cash dividend to its shareholders. The Company recorded 60% of this dividend, or $900,000, as a return of capital and a reduction of its investment in GCP, and allocated 40% of this dividend, or $600,000, to noncontrolling interests and a reduction in the additional paid-in capital of GCP. GCP neither declared nor paid a dividend in the year ended March 31, 2017.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated to the storage of Jefferson’s whiskies. The Company has accounted for this investment under the equity method of accounting. For the year ended March 31, 2017, the Company recognized $51,430 of income from this investment; for the initial period ended March 31, 2016, the Company recognized $18,667 of income from this investment. The investment balance was $570,097 and $518,667 at March 31, 2017 and 2016, respectively.

NOTE 5 — EQUIPMENT, NET

Equipment consists of the following:

	March 31,
	2017	2016
Equipment and software	$2,536,064	$2,796,064
Furniture and fixtures	112,397	112,676
Leasehold improvements	42,730	42,730

	2,691,191	2,951,470
Less: accumulated depreciation	1,781,411	2,075,215

Balance	$909,780	$876,255

Depreciation expense for the years ended March 31, 2017, 2016 and 2015 totaled $366,381, $280,702 and $249,683, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of March 31, 2017 and 2016.

Intangible assets consist of the following:

	March 31,
	2017	2016
Definite life brands	$170,000	$170,000
Trademarks	631,693	631,693
Rights	8,271,555	8,271,555
Product development	186,668	185,207
Patents	994,000	994,000
Other	55,460	55,460
	10,309,376	10,307,915
Less: accumulated amortization	8,035,018	7,372,585

Net	2,274,358	2,935,330
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972
	$6,387,330	$7,048,302

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	March 31,
	2017	2016
Definite life brands	$170,000	$170,000
Trademarks	367,294	331,366
Rights	6,617,062	6,065,111
Product development	37,478	29,188
Patents	843,184	776,920
Accumulated amortization	$8,035,018	$7,372,585

Amortization expense for the years ended March 31, 2017, 2016 and 2015 totaled $663,712, $658,811 and $655,769, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2018	$246,884
2019	228,551
2020	190,384
2021	188,246
2022	183,769

Total	$1,037,834

NOTE 7 — RESTRICTED CASH

At March 31, 2017 and 2016, the Company had €310,305 or $331,455 (translated at the March 31, 2017 exchange rate) and €303,890 or $345,076 (translated at the March 31, 2016 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 8A below.

NOTE 8 — NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2017	2016
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$—
Note payable – GCP note (B)	211,580	211,580
Credit facility (C)	13,133,124	12,088,594
5% Convertible notes (D)	1,675,000	1,675,000
11% Subordinated Note (E)	20,000,000	—

Total	$35,019,704	$13,975,174

A.	The Company has arranged various credit facilities aggregating €310,305 or $331,455 (translated at the March 31, 2017 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €0 at each of March 31, 2017 and 2016.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At each of March 31, 2017 and 2016, $10,579 of accrued interest was converted to amounts due to affiliates. At each of March 31, 2017 and 2016, $211,580 of principal due on the GCP Note was included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $19.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (as amended, the “Amended Agreement”) with ACF FinCo I LP (“ACF”), as successor in interest to Keltic, in order to amend certain terms of the Credit Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modified certain aspects of the existing Credit Facility, including increasing the maximum amount of the Credit Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Credit Facility was extended from December 31, 2016 to July 31, 2019. The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of March 31, 2017, the Credit Facility interest rate was 6.5%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

In connection with the amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement with (a) certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, (b) certain participants in the Bourbon Term Loan and (c) certain junior lenders to the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, an affiliate of Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, an affiliate of Glenn Halpryn, a former director of the Company, Dennis Scholl, a former director of the Company, and Vector Group Ltd., a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer, Henry Beinstein, a director of the Company, and Phillip Frost M.D., a principal shareholder and director, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF, as successor-in-interest to Keltic; (ii) an Amended and Restated Term Note; and (iii) an Amended and Restated Revolving Credit Note.

In connection with the Amended Agreement, on September 22, 2014, ACF entered into an amendment to that certain Subordination Agreement, dated as of August 7, 2013 (as amended, the “Subordination Agreement”), by and among ACF, as successor-in-interest to Keltic, and certain junior lenders to the Company; neither the Company nor CB-USA is a party to the Subordination Agreement.

In August 2015, the Company and CB-USA entered into a First Amendment (the “Loan Agreement Amendment”) to the Amended Agreement. Among other changes, the Loan Agreement Amendment increased the amount of the Credit Facility from $12,000,000 to $19,000,000, including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. The maturity date remained unchanged at July 31, 2019. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2017, the interest rate applicable to the Purchased Inventory Sublimit was 8.25%. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. The Company paid ACF an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

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

The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $19,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit. For the year ended March 31, 2017, the Company paid interest at 6% through December 14, 2016, then 6.25% through March 15, 2017, then 6.5% through March 31, 2017 on the Amended Agreement. For the year ended March 31, 2016, the Company paid interest at 6% through August 9, 2015, then 5.75% through December 15, 2015, then 6% through March 31, 2016 on the Amended Agreement. For the year ended March 31, 2017, the Company paid interest at 7.75% through December 14, 2016, and then at 8.0% through March 15, 2017, then 8.25% through March 31, 2017 on the Purchased Inventory Sublimit. For the year ended March 31, 2016, the Company paid interest at 7.5% through December 15, 2015, and then at 7.75% through March 31, 2016 on the Purchased Inventory Sublimit. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Loan Agreement Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At March 31, 2017, the Company was in compliance, in all respects, with the covenants under the Amended Agreement.

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

At March 31, 2017 and 2016, $13,133,124 and $12,088,594, respectively, due on the Credit Facility was included in long-term liabilities. At March 31, 2017 and 2016, there was $5,866,876 and $6,911,406, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $100,049 and $170,895 of debt issuance costs at March 31, 2017 and 2016, respectively, as direct deductions from the carrying amount of the related debt liability.

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

At each of March 31, 2017 and 2016, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities, respectively.

E.	In March 2017, the Company issued a promissory note to Frost Nevada Investments Trust (the “Holder”), an entity affiliated with Phillip Frost, M.D., in the aggregate principal amount of $20,000,000 (the “Subordinated Note”). The purpose of Company’s issuance of the Subordinated Note was to finance the GCP Share Acquisition. The Subordinated Note bears interest quarterly at the rate of 11% per annum. The principal and interest incurred thereon shall be due and payable in full on March 15, 2019. All claims of the Holder to principal, interest and any other amounts owed under the Subordinated Note are subordinated in right of payment to all indebtedness of the Company existing as of the date of the Subordinated Note. The Subordinated Note contains customary events of default and may be prepaid by the Company, in whole or in part, without penalty, at any time.

Payments due on notes payable are as follows:

Years ending March 31,	Amount
2018	$—
2019	21,675,000
2020	13,133,124
2021	211,580
Thereafter	—

Total	$35,019,704

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

During the year ended March 31, 2017, no shares were issued under the 2014 Distribution Agreement. As of March 31, 2017, Shares having a gross sales price of up to approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

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

GCP Acquisition - As described in Note 4, in March 2017, the Company issued 1,800,000 shares of Common Stock to the Sellers in connection with the GCP Acquisition.

NOTE 10 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2017 and 2016, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

The Company’s income tax expense for the years ended March 31, 2017, 2016 and 2015 consists primarily of federal and state and local taxes attributable to GCP, which does not file a consolidated income tax return with the Company. Effective with the acquisition of the additional 20.1% of GCP as described in Note 4, GCP will file as part of the U.S. federal consolidated income tax group for periods subsequent to the acquisition.

The components of income before the provision (benefit) for income taxes are as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Domestic Operations	$945,985	$(385,672)	$(2,285,380)
Foreign Operations	(251,663)	129,814	90,466
Total	$694,322	$(255,858)	$(2,194,914)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Current provision (benefit)
Federal	$1,617,000	$1,183,000	$608,589
State	(784,000)	397,000	382,232
Foreign	-	-	-
Total current provision (benefit)	$833,000	$1,580,000	$990,821

Deferred provision (benefit)
Federal	$(540,000)	$(148,152)	$214,958
State	9,702	19,000	73,220
Foreign	(115,000)	-	-
Total deferred provision (benefit)	$(645,298)	$(129,152)	$288,178

Total provision (benefit)
Federal	$1,077,000	$1,034,848	$823,547
State	(774,298)	416,000	455,452
Foreign	(115,000)	-	-
Total provision (benefit)	$187,702	$1,450,848	$1,278,999

The effective income tax rate varies from the current statutory federal income tax rate of 34% as follows:

	Years ended March 31,
	2017	2016	2015
	%	%	%
Computed expected tax benefit, at 34%	(34.00)	(34.00)	(34.00)
Permanent items	(29.70)	176.0	3.10
Share based compensation	(48.46)	0.00	0.00
Change in valuation allowance*	73.68	371.5	81.8
Effect of foreign operations	(67.87)	12.20	1.8
Increase in unrecognized tax benefit	(1.65)	0.00	0.00
Intercompany profit	0.0	13.90	2.60
Other	(2.34)	0.0	0.0
State and local taxes, net of federal benefit	83.31	27.5	3.0

Effective tax rate	(27.03)%	567.10%	58.30%

*Change in valuation allowance includes state NOL and deferred tax true-ups.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,
	2017	2016
Deferred income tax assets:
Foreign currency transactions	$-	$144,000
Accounts receivable	112,000	103,000
Inventory	1,204,000	857,000
Share based compensation	665,000	679,000
U.S. federal and state net operating losses	29,374,000	33,585,000
Foreign net operating losses	1,511,000	2,003,000
Other	245,000	2,000

Total gross assets	33,111,000	37,373,000
Less: Valuation allowance	(32,621,000)	(37,355,000)

Total deferred tax asset	$490,000	$18,000

Deferred income tax liability:
Intangible assets	$(994,000)	$(1,222,000)
Fixed assets	(6,000)	-
Other	(48,766)	-

Total deferred tax liability	(1,048,766)	(1,222,000)

Net deferred tax liability	$(558,766)	$(1,204,000)

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. The Company considers the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based on historic operating losses and projected future income, the Company concluded that its net deferred tax assets are not realizable on a more-likely-than-not basis. As such, the Company maintained a full valuation allowance against its net deferred tax assets. The Company’s valuation allowance decreased by $4,734,000 during fiscal 2017.

In accordance with ASC 350-10, the Company does not amortize indefinite lived-intangible assets for financial reporting purposes. The deferred tax liability of $559,000 relates to the tax effects of differences between the financial reporting and tax basis of intangible assets.

As of March 31, 2017, the Company had U.S. federal net operating loss carryforwards of approximately $83,446,000 for U.S. tax purposes, which expire in Fiscal 2023 through 2037, if not utilized. The annual utilization of the net operating loss carryforwards may be limited in future years due to the “change in ownership provisions” set forth in Section 382 of the Internal Revenue Code. The Company also has Irish net operating loss carryforwards of approximately $12,092,000, which have an indefinite life.

As of March 31, 2017, the Company has not provided for U.S. federal and foreign withholding taxes on any excess of financial reporting over the tax basis of investments in foreign subsidiaries, as such earnings are indefinitely reinvested overseas. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Due to the complexities of the tax laws and assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at March 31, 2016	$-
Additions based on tax positions taken in the current and prior years	18,000
Settlements	-
Decreases based on tax positions taken in prior years	-
Other	-
Balance at March 31, 2017	$18,000

Of the amounts reflected above at March 31, 2017, the entire amount would reduce our effective tax rate if recognized. The Company records accrued interest and penalties related to income tax matters in general and administrative expenses. For the year ended March 31, 2017, interest and penalties on unrecognized tax benefits were $2,000. The Company does not believe that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Tax years 2013 through 2017 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2011 through 2017 remain open to examination in certain foreign tax jurisdictions.

NOTE 12 — STOCK-BASED COMPENSATION

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

In October 2012, the Company’s shareholders approved the 2013 Incentive Compensation Plan (“2013 Plan”) which provides for an aggregate of 10,000,000 shares of the Company’s stock for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. In February 2017, the Company’s shareholders approved an amendment to the 2013 Plan to increase the number of shares available under the 2013 Plan from 10,000,000 to 20,000,000. As of March 31, 2017, 8,289,000 shares had been issued under the 2013 Plan, with 11,711,000 shares remaining available for issuance.

Stock-based compensation expense for the years ended March 31, 2017, 2016 and 2015 amounted to $1,577,994, $1,370,556 and $787,710, respectively, of which $495,775, $493,666 and $178,137, respectively, is included in selling expense and $1,082,219, $876,890 and $609,573, respectively, is included in general and administrative expense for the years ended March 31, 2017, 2016 and 2015, respectively. At March 31, 2017, total unrecognized compensation cost amounted to approximately $3,348,495, representing 6,546,375 unvested options. This cost is expected to be recognized over a weighted-average period of 2.35 years. There were 671,028, 1,079,602 and 677,127 options exercised during the years ended March 31, 2017, 2016 and 2015, respectively. The Company did not recognize any related tax benefit for the years ended March 31, 2017, 2016 and 2015, as the effects were de minimis.

Stock Options — A summary of the options outstanding under the 2003 and 2013 Plans is as follows:

	Years ended March 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	13,508,086	$0.79	11,988,188	$0.58	11,174,007	$0.51
Granted	3,280,000	0.91	2,622,500	1.63	2,525,000	1.04
Exercised	(671,028)	0.37	(1,079,602)	0.35	(677,127)	0.33
Forfeited	(318,500)	3.44	(23,000)	4.30	(1,033,692)	1.10

Outstanding and expected to vest at end of period	15,798,558	$0.78	13,508,086	$0.79	11,988,188	$0.58

Exercisable at period end	9,285,121	$0.55	7,931,813	$0.53	7,064,133	$0.49

Weighted average fair value of grants during the period		$0.57		$1.07		$0.65

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2017:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.01 — $0.25	303,100	1.48	303,100	$0.22	$403,354
$0.26 — $0.40	7,132,458	4.32	6,783,396	0.34	8,223,876
$0.41 — $1.00	5,299,500	8.40	1,137,250	0.98	644,688
$1.01 — $1.50	586,000	7.88	391,000	1.24	121,620
$1.51 — $2.00	2,471,500	7.99	664,375	1.69	—
$6.01 — $7.00	6,000	0.22	6,000	6.93	—

	15,798,558	6.34	9,285,121	$0.55	$9,393,538

Total stock options exercisable as of March 31, 2017 were 9,285,121. The weighted average exercise price of these options was $0.55. The weighted average remaining life of the options outstanding was 6.33 years and of the options exercisable was 4.87 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2017, 2016 and 2015:

		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2014	5,662,560	$0.32

Granted	2,525,000	1.04
Canceled or expired	(954,083)	0.44
Vested	(2,309,422)	0.41

Unvested at March 31, 2015	4,924,055	$0.70

Granted	2,622,500	1.63
Canceled or expired	(12,000)	0.97
Vested	(1,958,282)	0.70

Unvested at March 31, 2016	5,576,273	$1.17

Granted	3,280,000	0.91
Canceled or expired	(138,250)	0.55
Vested	(2,171,648)	0.94

Unvested at March 31, 2017	6,546,375	$1.11

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

The fair value of options at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	March 31,
	2017	2016	2015
Risk-free interest rate	1.37% - 1.89%	1.39% - 1.81%	1.47% - 1.76%
Expected option life in years	5.5 - 6.25	5.5 - 6.25	5.5 - 6.25
Expected stock price volatility	68% - 69%	70% - 73%	74% - 77%
Expected dividend yield	0%	0%	0%

Employee Stock Purchase Plan - In February 2017, the Company’s shareholders approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”) which provides for an aggregate of 3,000,000 shares of the Company’s stock reserved for issuance over the term of the 2017 ESPP. The purpose of the 2017 ESPP is to provide incentives for present and future employees of the Company and any designated subsidiary to acquire a proprietary interest in the Company through the purchase of shares of the Company’s common stock. As of March 31, 2017, no shares had been acquired under the 2017 ESPP.

NOTE 13 — RELATED PARTY TRANSACTIONS

A.	Pallini S.p.A. (“Pallini”), as successor in interest to I.L.A.R. S.p.A., is a shareholder in the Company and one of the officers of Pallini served as a director of the Company until March 26, 2015. In January 2011, CB-USA entered into an agreement (“New Agreement”) with Pallini regarding the importation and distribution of certain Pallini brand products. The terms of the New Agreement were effective as of April 1, 2010.

Pallini is no longer a related party effective April 1, 2015. For the year ended March 31, 2015, the Company purchased goods from Pallini for $3,840,446.

B.	In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2017, 2016 and 2015, Vector Group was paid $110,846, $85,396 and $135,475, respectively, under this agreement. These charges have been included in general and administrative expense.

C.	In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”) for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2017, 2016 and 2015, LTS was paid $128,625, $131,054 and $210,875, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and four other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

D.	As described in Note 8C, in March 2013, the Company entered into a Participation Agreement with certain related parties. As described in Notes 8D and 8E, in October 2013 and March 2017, the Company entered into various notes with certain related parties.

E.	As described in Note 4 in March 2017, the Company issued 1,800,000 shares of Common Stock to the Sellers and paid $20,000,000 to the Sellers in connection with the GCP Acquisition.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2017, the Company has contracted to purchase approximately €900,386 or $961,756 (translated at the March 31, 2017 exchange rate) in bulk Irish whiskey, of which €837,164, or $894,225, has been purchased as of March 31, 2017. For the contract year ending June 30, 2018, the Company has contracted to purchase approximately €1,017,189 or $1,086,520 (translated at the March 31, 2017 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2017, the Company has contracted to purchase approximately €394,961 or $421,882 (translated at the March 31, 2017 exchange rate) in bulk Irish whiskey, of which €313,081, or $334,421, has been purchased as of March 31, 2017. For the year ending June 30, 2018, the Company has contracted to purchase approximately €442,274 or $472,420 (translated at the March 31, 2017 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ended December 31, 2016, the Company contracted and purchased approximately $2,053,750 in newly distilled bourbon. For the contract year ending December 31, 2017, the Company originally contracted to purchase approximately $2,464,500 in newly distilled bourbon, none of which had been purchased as of March 31, 2017. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount. In March 2017, the distiller notified the Company of its intent to terminate the contract under its terms after the 2017 contract year, and to limit the purchase amount for the 2017 contract year to the 2016 contract year amount.

D.	The Company has a distribution agreement with an international supplier to be the sole-producer of Celtic Honey, one of the Company’s products, for an indefinite period.

E.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,602 (translated at the March 31, 2017 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2018	$384,994
2019	360,982
2020	321,514

Total	$1,067,490

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $477,460, $335,047 and $359,714 for the years ended March 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expense.

F.	As described in Note 8C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014 and August 2015.

G.	Except as set forth below, the Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

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

B.

Customers — Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies, accounted for approximately, 36.6%, 39.9% and 29.7% of the Company’s net sales for the years ended March 31, 2017, 2016 and 2015, respectively, and approximately 29.3% and 38.6% of accounts receivable at March 31, 2017 and 2016, respectively.

NOTE 16 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum, whiskey, liqueurs, vodka, tequila and ginger beer, a related non-alcoholic beverage product. The Company reports its operations in two geographic areas: International and United States.

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

	Years ended March 31,
	2017		2016		2015
Consolidated Sales, net:
International	$7,528,766	9.7%	$9,302,134	12.9%	$7,938,393	13.8%
United States	69,740,365	90.3%	62,918,234	87.1%	49,519,028	86.2%

Total Consolidated Sales, net	$77,269,131	100.0%	$72,220,368	100.0%	$57,457,421	100.0%

Consolidated Income (Loss) from Operations:
International	$(210,100)	(11.0)%	$(34,268)	(3.4)%	$17,172	(1.6)%
United States	2,115,099	111.0%	1,039,815	103.4%	(1,095,077)	101.6%

Total Consolidated Income (Loss) from Operations	$1,904,999	100.0%	$1,005,547	100.0%	$(1,077,905)	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(109,164)	12.8%	$11,490	(0.5)%	$(101,453)	2.7%
United States	(743,449)	87.2%	(2,527,858)	100.5%	(3,698,289)	97.3%

Total Consolidated Net Loss Attributable to Common Shareholders	$(852,613)	100.0%	$(2,516,368)	100.0%	$(3,799,742)	100.0%

Income tax (expense), net:
United States	$(187,702)	100.0%	$(1,450,848)	100.0%	$(1,278,999)	100.0%

Consolidated Sales, net by category:
Whiskey	$28,339,770	36.7%	$26,009,839	36.0%	$19,147,028	33.3%
Rum	18,759,610	24.3%	$18,858,554	26.1%	$16,998,034	29.6%
Liqueurs	8,386,705	10.9%	8,567,121	11.9%	8,756,376	15.2%
Vodka	1,569,004	2.0%	2,364,429	3.3%	2,413,994	4.2%
Tequila	210,012	0.3%	198,330	0.3%	208,845	0.4%
Ginger beer	20,004,029	25.9%	16,222,095	22.5%	9,933,144	17.3%

Total Consolidated Sales, net	$77,269,131	100.0%	$72,220,368	100.0%	$57,457,421	100.0%

	As of March 31,
	2017		2016
Consolidated Assets:
International	$3,234,536	6.0%	$2,786,333	5.7%
United States	51,107,608	94.0%	45,824,050	94.43%

Total Consolidated Assets	$54,342,144	100.0%	$48,610,383	100.0%

NOTE 17 — QUARTERLY FINANCIAL DATA (unaudited)

	1st	2nd	3rd	4th
Fiscal 2017:

Sales, net	$16,750,925	$19,627,791	$18,309,539	$22,580,876

Gross profit	6,716,115	7,727,260	7,670,240	9,586,742

Net (loss) income	$(595,703)	$(489,854)	$892,364	$699,725

Net (income) attributable to noncontrolling interests	(170,116)	(210,856)	(469,798)	(508,375)

Net (loss) income attributable to common Stockholders	$(765,819)	$(700,710)	$422,566	$191,350

Net (loss) income per common share, basic, attributable to common shareholders	$(0.00)	$(0.00)	$0.00	$0.00
Net (loss) income per common share, diluted, attributable to common shareholders	$(0.00)	$(0.00)	$0.00	$0.00
Weighted average shares used in computation, basic, attributable to common shareholders	160,521,947	160,698,696	160,963,862	161,065,685
Weighted average shares used in computation, diluted, attributable to common shareholders	160,521,947	160,698,696	165,245,935	165,878,218

	1st	2nd	3rd	4th
Fiscal 2016:

Sales, net	$16,513,079	$18,536,509	$17,207,372	$19,963,408

Gross profit	6,627,314	7,056,402	6,702,095	8,167,759

Net (loss) income	$(850,144)	$(682,057)	$(595,911)	$421,406

Net (income) loss attributable to noncontrolling interests	(273,518)	(329,214)	(211,792)	4,862

Net (loss) income attributable to common stockholders	$(1,123,662)	$(1,011,271)	$(807,703)	$426,268

Net (loss) income per common share, basic, attributable to common shareholders	$(0.01)	$(0.01)	$(0.01)	$0.00
Net (loss) income per common share, diluted, attributable to common shareholders	$(0.01)	$(0.01)	$(0.01)	$0.00
Weighted average shares used in computation, basic, attributable to common shareholders	157,535,571	159,774,811	160,031,891	160,167,121
Weighted average shares used in computation, diluted, attributable to common shareholders	157,535,571	159,774,811	160,031,891	167,331,808

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2017. Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2017. In light of the material weakness in internal control over financial reporting, we analyzed the underlying data used for the allocation of excise taxes and freight costs to inventory, prior to filing this Annual Report on Form 10-K.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the Consolidated Financial Statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2017, we did not maintain effective internal controls over the allocation of excise taxes and freight costs to inventory because certain internal controls over the reconciliation of excise taxes and freights costs allocated to inventory were not operating effectively.

The errors arising from the underlying deficiency are not material to the Consolidated Financial Statements reported in any interim or annual period and therefore, did not result in a revision to previously filed Consolidated Financial Statements. However, this control deficiency could result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

The independent registered public accounting firm, EisnerAmper LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

(c) Remediation of the Material Weakness

Since the identification of the material weakness, management has begun implementing a remediation plan to address the control deficiency underlying the material weakness. The remediation plan includes:

•Implementing specific reconciliation and review procedures on a quarterly as well as annual basis designed to ensure inventory is being accurately costed.

Management plans to have its enhanced review procedures in place and operating in the second quarter of the Company’s fiscal year ending March 31, 2018. Management intends to remediate this material weakness by March 31, 2018, assuming the Company has sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Castle Brands Inc.

We have audited Castle Brands Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment under Item 9A. The material weakness related to controls over the allocation of excise taxes and freight costs to inventory and was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the March 31, 2017 financial statements, and this report does not affect our report dated June 14, 2017, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Castle Brands Inc. has not maintained effective internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2017, and our report dated June 14, 2017 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
June 14, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements — See Index to Financial Statements at Item 8 on page 32 of this annual report on Form 10-K.

2.	Financial Statement Schedules — Omitted because they are not applicable or not required.

3.	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

1.1	Equity Distribution Agreement, dated November 20, 2014, between Castle Brands Inc. and Barrington Research Associates, Inc., as sales agent (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed with the SEC on November 21, 2014)

2.1	Stock Purchase Agreement, dated March 29, 2017, by and among Castle Brands Inc., Gosling’s Limited, and E. Malcolm B. Gosling (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on March 30, 2017)

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 30, 2014)

3.2	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

4.2	Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on September 24, 2014)

4.3	Amended and Restated Revolving Credit Note, dated as of August 7, 2015, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on August 10, 2015)

4.4	5% Convertible Subordinated Note Purchase Agreement, dated as of October 21, 2013, among the Company and the parties set forth on the signature pages attached thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

4.5	Form of 5% Subordinated Convertible Note Due 2018, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on November 1, 2013)

4.6	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 7, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

4.7	Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 17, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 18, 2015)

4.8	11% Subordinated Note due 2019, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on March 30, 2017)

10.1	Restated Export Agreement, dated as of May 9, 2017, between Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited*(3)

10.2	Amended and Restated National Distribution Agreement, dated as of March 29, 2017, by and between Castle Brands (USA) Corp. and Gosling-Castle Partners Inc.* (3)

10.3	Stockholders’ Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (Exhibit 10.5)(1)

10.4	Agreement, dated as of January 12, 2011, between Pallini SpA and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

10.5	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.8)(1)(2)

10.6	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.9)(1)

10.7	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.8	Form of Indemnification Agreement entered into with directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on August 14, 2013)

10.9	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.10	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.11	Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.12	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.13	Reaffirmation Agreement, dated as of August 7, 2015, by and among the Company, Castle Brands (USA) Corp., the officers signatory thereto and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

10.14	Castle Brands Inc. 2003 Stock Incentive Plan, as amended (Exhibit 10.29)(1)#

10.15	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (Exhibit 10.30)(1)#

10.16	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.18	Form of Restricted Stock Agreement*#

10.19	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and John Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.20	Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.21	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alejandra Peña (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.22	Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

10.23	Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2012 annual meeting of shareholders, filed with the SEC on September 11, 2012)#

10.24	Amendment No. 1 to the Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-8 filed with the SEC on March 23, 2017)#

10.25	Amendment to Fourth Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 27, 2014)#

10.26	Extension and Amendment Agreement, dated as of October 24, 2015, by and between Castle Brands (USA) Corp. and Pallini S.p.A. (f/k/a Pallini Internazionale S.r.l.) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 29, 2015)(2)

10.27	Amendment to Third Amended and Restated Employment Agreement, dated as of February 1, 2016, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 3, 2016)#

10.28	Castle Brands Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders, filed with the SEC on January 11, 2017)#

10.29	Amendment No. 1 to Stockholders Agreement, dated March 29, 2007, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto*

21.1	List of Subsidiaries*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

#	Management Compensation Contract

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006, and incorporated by reference herein.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

(3)	Confidential portions of this document are omitted pursuant to a request for confidential treatment and have been filed separately with the Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2017.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	June 14, 2017
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	June 14, 2017
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ Mark Andrews	Director	June 14, 2017
Mark Andrews

/s/ John F. Beaudette	Director	June 14, 2017
John F. Beaudette

/s/ Henry C. Beinstein	Director	June 14, 2017
Henry C. Beinstein

/s/ Phillip Frost, M.D.	Director	June 14, 2017
Phillip Frost, M.D.

/s/ Dr. Richard M. Krasno	Director	June 14, 2017
Dr. Richard M. Krasno

/s/ Steven D. Rubin	Director	June 14, 2017
Steven D. Rubin

/s/ Mark Zeitchick	Director	June 14, 2017
Mark Zeitchick

