Form 10-K/A
period 2017-03-31
Castle Brands Inc
filed 2017-07-31
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Castle Brands Inc.

(Exact name of registrant as specified in its charter)

Florida	001-32849	41-2103550
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 5000
New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 356-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X]Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller reporting company
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2016 closing price was approximately $74,623,615 based on the closing price per share as reported on the NYSE American on such date. The registrant had 163,194,883 shares of common stock outstanding at July 18, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Castle Brands Inc. is filing this Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2017 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2017 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

2

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

Mark E. Andrews, III, 67, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005. Mr. Andrews served as our chief executive officer from December 2003 until November 2008. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. He also serves as a life trustee of The New York Presbyterian Hospital in New York City. Mr. Andrews’ pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

John F. Beaudette, 60, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been president and chief executive officer of MHW, Ltd., a national beverage alcohol import, distribution and service company located in Manhasset, New York. MHW, Ltd. provides U.S. import and distribution services to wineries, breweries, and distilleries throughout the world. He serves as Vice Chairman of the board of directors of The National Association of Beverage Importers Inc. (NABI). Mr. Beaudette’s pertinent experience, qualifications, attributes and skills include industry expertise, managerial experience and the knowledge and experience he has attained through his service as a director of our company.

Henry C. Beinstein, 74, has served as a director of our company since January 2009. He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since March 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns more than 70% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Since May 2001, Mr. Beinstein has served as a director of Ladenburg Thalmann Financial Services Inc., a publicly-traded diversified financial services company. Mr. Beinstein is a certified public accountant in New York and New Jersey and previously was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 80, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company. Since July 2006, Dr. Frost has served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. Since December 2015, Dr. Frost has served as vice chairman of the board of directors of Cogint, Inc. (formerly IDI, Inc.), an information solutions provider focused on the data-fusion market. Dr. Frost also serves as a director for CoCrystal Pharma, Inc., a biotechnology company and Sevion Therapeutics, Inc. (formerly Senesco Technologies, Inc.), a clinical-stage biotech company specializing in cancer therapeutics. He also serves as chairman of Temple Emanu-El, as a member of the Florida Council of 100, as a trustee for each of the University of Miami, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center and as a member of the executive committee of the board of trustees of the Phillip and Patricia Frost Museum of Science. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. Dr. Frost served as a director of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, from January 2006 until February 2015, served as chairman of the board of directors of Teva from March 2010 until December 2014 and served as vice chairman of the board of directors from January 2006 when Teva acquired IVAX Corporation until March 2010. Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986 and served as chairman of the board of directors and chief executive officer of IVAX from 1987 to January 2006. Dr. Frost previously served as a director of Continucare Corp. (until its merger with Metropolitan Health Networks, Inc.), PROLOR Biotech, Inc. (until it was acquired by OPKO Health, Inc.) and TransEnterix, Inc. (formerly SafeStitch Medical, Inc.), and as governor and co-vice-chairman of the American Stock Exchange (now NYSE American). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Dr. Richard M. Krasno, 75, has served as a director of our company since March 2015. Dr. Krasno has served as a director of Ladenburg Thalmann Financial Services Inc. since 2006 and has served as its lead director since November 2014. Since October 2016, Dr. Krasno has served as a director of BioCardia, Inc., a clinical-stage regenerative medicine company. Since February 2017, Dr. Krasno has served as a director of OPKO Health, Inc. From 1999 to 2014, he served as the executive director of the William R. Kenan, Jr. Charitable Trust and, from 1999 to 2010, as president of the four affiliated William R. Kenan, Jr. Funds. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a director of the University of North Carolina Health Care System and served as chairman of the board of directors from 2009 to 2012. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Dr. Krasno’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Richard J. Lampen, 63, has served as our president and chief executive officer and as a director of our company since October 2008. Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996. Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc. Mr. Lampen has served as a director of Ladenburg Thalmann Financial Services Inc. since January 2002. Mr. Lampen also currently serves as chairman of the board of directors of the Financial Services Institute, an advocacy organization for independent broker-dealers and their affiliated independent financial advisors. From January 1997 until January 2014, Mr. Lampen served as a director of SG Blocks, Inc. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company and as president and chief executive officer since 2008, and his managerial experience and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Steven D. Rubin, 57, has served as a director of our company since January 2009. Mr. Rubin has served as executive vice president — administration since May 2007 and as a director of OPKO Health, Inc. since February 2007. Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until its merger with Teva in January 2006. From May 2016 to October 2016, Mr. Rubin served as interim chief executive officer and interim chief financial officer of Tiger X Medical, Inc., prior to its merger with BioCardia, Inc. Mr. Rubin currently serves on the board of directors of VBI Vaccines, Inc., a commercial-stage biopharmaceutical company which develops, produces and markets next generation vaccines to address unmet needs in infectious disease and immunooncology, Cogint, Inc., Kidville, Inc., which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Cocrystal Pharma, Inc., Sevion Therapeutics, Inc., Neovasc, Inc., a company developing and marketing medical specialty vascular devices, and ChromaDex Corp., an innovator of proprietary health, wellness and nutritional ingredients that creates science-based solutions for dietary supplement, food and beverage, skin care, sports nutrition, and pharmaceutical products. Mr. Rubin previously served as a director of Dreams, Inc., a vertically integrated sports licensing and products company, SafeStitch Medical, Inc. prior to its merger with TransEnterix, Inc., SciVac Therapeutics, Inc. prior to its merger with VBI Vaccines, Inc., Tiger X Medical, Inc. prior to its merger with BioCardia, Inc. and PROLOR Biotech, Inc., prior to its acquisition by OPKO in August 2013. Mr. Rubin’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, legal experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Mark Zeitchick, 52, has served as a director of our company since March 2014. Mr. Zeitchick has been executive vice president of Ladenburg Thalmann Financial Services Inc. since September 2006 and has served as a director of Ladenburg Thalmann Financial Services Inc. since 1999. From August 1999 until December 2003, Mr. Zeitchick served as an executive vice president of Ladenburg Thalmann Financial Services Inc. and from September 2006 until December 2011, Mr. Zeitchick served as president and chief executive officer of its subsidiary Ladenburg Thalmann & Co. Inc. Mr. Zeitchick has been a registered representative with Ladenburg Thalmann  & Co. Inc. since March 2001. Mr. Zeitchick’s pertinent experience, qualifications, attributes and skills include managerial and financial experience and the knowledge and experience he has attained through his service as a director and officer of a publicly-traded corporation.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	63	President and Chief Executive Officer
John S. Glover	62	Executive Vice President and Chief Operating Officer
T. Kelley Spillane	54	Senior Vice President — Global Sales
Alfred J. Small	48	Senior Vice President, Chief Financial Officer, Treasurer & Secretary
Alejandra Peña	50	Senior Vice President — Marketing

Listed below are biographical descriptions of our current executive officers. For Mr. Lampen’s information, see the description under “Directors” above.

John S. Glover, our executive vice president and chief operating officer, joined us in February 2008. From February 2008 to October 2008, Mr. Glover served as our senior vice president — marketing, from October 2008, he has served as our chief operating officer and since March 2017 he has served as our executive vice president. From June 2006 to February 2008, Mr. Glover served as senior vice president — commercial management of Remy Cointreau USA. From January 2001 to June 2006, Mr. Glover served in various management positions at Remy Cointreau in the United States and France. From January 1999 to January 2001, he was a managing director and chief marketing officer for Bols Royal Distilleries in the Netherlands.

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

Alejandra Peña, our senior vice president — marketing, joined us in September 2010. Prior to joining our company, Ms. Peña most recently served as marketing vice president for liqueurs and spirits for Remy Cointreau USA, where she was responsible for the marketing of Cointreau Liqueur and Mount Gay Rum in addition to other brands. Earlier in her career, she was employed with Banfi and served as marketing director of Italian Estate Wines. Ms. Peña started her career as a strategic consultant and is fluent in English, Spanish and Italian.

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended March 31, 2017.

Code of Conduct

Our board of directors has adopted a code of conduct, which applies to all of our directors, executive officers and employees. The code of conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees. Our code of conduct is posted on our investor relations website at http:/investor.castlebrandsinc.com. We intend to post amendments to, or waivers from a provision of, our code of business conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website.

Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee Information

Our board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Beinstein (Chair), Beaudette and Rubin comprise our audit committee. Our board of directors has determined that each member of the audit committee is an independent director and is financially literate as required by the applicable rules of the NYSE American and the SEC. The audit committee is responsible for, among other things:

●	appointing, replacing, overseeing and compensating the work of our independent registered public accounting firm;

●	reviewing and discussing with management and our independent registered public accounting firm our quarterly financial statements and discussing with management our earnings releases;

●	pre-approving all auditing services and permissible non-audit services provided by our independent registered public accounting firm;

●	engaging in a dialogue with our independent registered public accounting firm regarding relationships that may adversely affect the independence of the independent registered public accounting firm and, based on such review, assessing the independence of our independent registered public accounting firm;

●	providing the audit committee report to be filed with the SEC in our annual proxy statement;

●	reviewing with our independent registered public accounting firm the adequacy and effectiveness of the internal controls over our financial reporting;

●	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the confidential anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

●	reviewing and pre-approving related-party transactions;

●	reviewing and discussing with management and our independent registered public accounting firm management’s annual assessment of the effectiveness of the internal controls and our independent registered public accounting firm’s attestation;

●	appointing or replacing the independent auditor;

●	reviewing and discussing with management and our independent registered public accounting firm the adequacy and effectiveness of our internal controls including any significant deficiencies in the design or operation of our internal controls or material weaknesses and any fraud, whether or not material, that involves our management or other employees who have a significant role in our internal controls and the adequacy and effectiveness of our disclosure controls and procedures; and

●	reviewing and assessing annually the adequacy of the audit committee charter.

Our audit committee charter is posted on our investor relations website at http://investor.castlebrandsinc.com.

Financial Expert on Audit Committee

Our board of directors has determined that Henry C. Beinstein is our “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) and is an “independent” director under applicable NYSE American rules.

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

Our compensation committee has the sole authority and responsibility to review and determine, or recommend to our board of directors for determination, the compensation package of our chief executive officer and each of our other named executive officers, each of whom is identified in the Summary Compensation Table below. Our compensation committee also considers the design and effectiveness of the compensation programs for our other executive officers and approves the final compensation package, employment agreements, and stock awards and option grants for all of our executive officers. Our compensation committee is composed entirely of independent directors who have never served as officers of our company.

Our compensation committee may engage outside advisors, experts and others to assist it in determining executive compensation. Our compensation committee engaged GK Partners, Inc. to provide services in connection with its compensation review for the fiscal year ended March 31, 2017. In particular, GK Partners reviewed the terms of the new employment agreements entered into in April 2017 for our named executive officers (other than Mr. Lampen who does not have an employment agreement with our company). The compensation committee, considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act and applicable NYSE American rules, is not aware of any conflict of interest that has been raised by the work performed by GK Partners. Other than the services for which the compensation committee directly engaged GK Partners, GK Partners provided no services to us for the fiscal year ended March 31, 2017. Our compensation committee did not engage compensation consultants with respect to the fiscal year ended March 31, 2016.

Set forth below is a discussion of the policies and decisions that shape our executive compensation programs, including the specific objectives and elements. Information regarding director compensation is included under the heading “Director Compensation” below.

General Executive Compensation Objectives and Philosophy

The objective of our executive compensation programs is to attract, retain and motivate talented executives who are critical for our continued growth and success and to align the interests of these executives with those of our shareholders. To achieve this objective, besides annual base salaries, our executive compensation programs utilize a combination of annual incentives through cash bonuses, and long-term incentives through equity-based compensation. Our compensation committee believes that cash bonuses reward our named executive officers for their own performance, as well as our company’s overall performance, and that equity-based compensation aligns the interests of our named executive officers with the long-term performance of our company. Long-term equity-based compensation for our named executive officers is typically subject to time-based vesting over a period of four years. We do not have specific policies for allocating between long-term and currently paid out compensation or between cash and non-cash compensation. Such amounts are determined by our compensation committee on an annual basis as described below.

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

Generally, our compensation committee reviews and, as appropriate, modifies compensation arrangements for executive officers in the first quarter of each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below. Annual equity awards, if any, are typically granted in the first quarter of each fiscal year as well. For the fiscal year ended March 31, 2017, except with respect to our president and chief executive officer’s compensation, our compensation committee considered our president and chief executive officer’s executive compensation recommendations, which recommendations were presented at the time of our compensation committee’s annual review of executive performance and compensation arrangements. In making such determinations, the compensation committee considered the overall performance of each executive and their contribution to the growth of our company and its products as well as overall company performance through personal and corporate achievements. The compensation committee considered each executive officer’s contributions to brand growth, cost management and long-term value creation for our shareholders for the fiscal year ended March 31, 2017, as well as the retention of our executive officers.

For the fiscal year ended March 31, 2017, we granted a $105,000 cash bonus to Mr. Glover; a $70,000 cash bonus to Mr. Spillane; a $70,000 cash bonus to Mr. Small; and a $60,000 cash bonus to Ms. Peña.

In June 2016, we granted options to purchase 600,000 shares of common stock to Mr. Lampen, options to purchase 325,000 shares of common stock to Mr. Glover, options to purchase 300,000 shares of common stock to Mr. Andrews, options to purchase 200,000 shares of common stock to each of Mr. Spillane and Mr. Small and options to purchase 170,000 shares of common stock to Ms. Peña. The exercise price for these options is $0.90 per share, the closing market price on the grant date. The foregoing options vest in four equal annual installments beginning on the first anniversary of the grant date. No further option grants were made in 2017 with respect to 2016 performance with the intent that any equity-related compensation awarded at that time would be in the form of restricted stock.

In April 2017, we granted 130,000 restricted shares of common stock to Mr. Glover, 120,000 restricted shares of common stock to Mr. Andrews, 90,000 restricted shares of common stock to each of Mr. Spillane and Mr. Small and 75,000 restricted shares of common stock to Ms. Peña. The foregoing restricted shares vest in four equal annual installments beginning on the first anniversary of the grant date, subject to certain exceptions. In lieu of a restricted stock grant to Mr. Lampen, in June 2017 Mr. Lampen received a retention award of $400,000, which vests in two equal installments on March 31, 2018 and March 31, 2019. Under the terms of the retention award, Mr. Lampen is required to return 100% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in the retention award) prior to March 31, 2018. Mr. Lampen is required to return 50% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in the retention award) during the period from April 1, 2018 through March 31, 2019. The retention award will be reported in the Summary Compensation Table during the years in which it vests based on his continued service.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on our company.

Material Tax Implications of Our Compensation Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility of compensation over $1 million to any of our named executive officers unless the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our shareholders. Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We did not pay any compensation during fiscal 2017 that would be subject to the limitations set forth in section 162(m).

Consideration of Our Most Recent Shareholder Advisory Vote on Executive Compensation

Last year, at our 2016 Annual Meeting, our shareholders cast an advisory vote on executive compensation, referred to as a “say-on-pay proposal”, as required by Section 14A of the Exchange Act. At the 2016 Annual Meeting, our shareholders overwhelmingly approved the say-on-pay proposal, and we have considered such approval an endorsement of our executive compensation philosophy and programs. Therefore, our executive compensation philosophy and programs have been confirmed and remain substantially unchanged since last year. The next say-on-pay proposal will be included in the proxy statement for our 2017 Annual Meeting.

Compensation Committee Interlocks and Insider Participation

Each of John F. Beaudette, Dr. Richard M. Krasno and Steven D. Rubin served on our compensation committee during fiscal 2017, with Dr. Richard M. Krasno serving as chairman. No member of the compensation committee during fiscal 2017 was an officer, employee or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure pursuant to SEC rules and regulations. None of our executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure pursuant to SEC rules and regulations.

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

Submitted by the Compensation Committee of the Board of Directors:

John F. Beaudette
Dr. Richard M. Krasno, Chair
Steven D. Rubin

Summary Compensation Table

The following table shows the compensation paid to our named executive officers for our 2017, 2016 and 2015 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
Richard J. Lampen	2017	—	—	$342,000	—		$342,000
President and chief executive officer	2016	—	—	550,000	—		550,000
	2015	—	—	310,000	—		310,000

John S. Glover	2017	$323,415	$105,000	185,250	—		613,665
Executive vice president and chief	2016	313,995	100,000	275,000	—		688,995
operating officer	2015	304,849	60,000	155,000	—		519,849

T. Kelley Spillane	2017	311,147	70,000	114,000	$1,415	(2)	496,562
Senior vice president – global sales	2016	302,084	55,000	165,000	1,415	(2)	523,499
	2015	293,286	35,000	62,000	1,415	(2)	391,701

Alfred J. Small	2017	278,512	70,000	114,000	—		462,512
Senior vice president, chief financial	2016	264,983	65,000	165,000	—		494,983
officer, treasurer & secretary	2015	240,000	35,000	62,000	—		337,000

Alejandra Peña	2017	203,940	60,000	96,900	—		360,840
Senior vice president – marketing	2016	198,000	50,000	137,500	—		385,500
	2015	180,353	35,000	43,400	—		258,753

(1)	Represents the aggregate grant date fair value of stock options granted for each of the three fiscal years ended March 31, 2017, 2016 and 2015 as determined in accordance with ASC 718 “Compensation — Stock Compensation” (“ASC 718”), rather than an amount paid to or realized by the named executive officer. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended March 31, 2017 included in our annual report on Form 10-K, filed with the SEC on June 14, 2017, regarding the assumptions underlying the valuation of these grants. The ASC 718 amounts from these grants may never be realized by the named executive officer.

(2)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane.

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

Certain Material Terms of Employment Agreements with Named Executive Officers

Named Executive Officer	Date of Agreement	Current Annual Base Salary under the Agreement (1)	Performance Bonus Eligibility (as Percentage of Annual Base Salary)	Expiration Date of Agreement (2)	Duration of Severance Payments (3)
Richard J. Lampen	—	—	—	—	—
John S. Glover	4/7/2017	$333,117	0-60%	3/30/2020	24 months
T. Kelley Spillane	4/7/2017	320,481	0-60%	3/30/2020	24 months
Alfred J. Small	4/7/2017	286,867	0-60%	3/30/2020	24 months
Alejandra Peña	4/7/2017	210,058	0-30%	3/30/2020	12 months

(1)	Increases in Messrs. Glover’s, Spillane’s and Small’s and Ms. Peña’s base salaries are at the compensation committee’s sole discretion.

(2)	The agreements automatically renew for successive one (1) year terms, unless either party gives written notice of such party’s intention not to renew no later than sixty (60) days prior to the end of each such term.

(3)	Please see “Potential Payments Upon Termination or Change in Control” below for a full description of these severance obligations.

Annual Incentives to Named Executive Officers

We paid cash bonuses to our named executive officers for fiscal 2017 as follows: Mr. Glover – $105,000, Mr. Spillane – $70,000, Mr. Small – $70,000 and Ms. Peña – $60,000. We paid cash bonuses to our named executive officers for fiscal 2016 as follows: Mr. Glover – $100,000, Mr. Spillane – $55,000, Mr. Small – $65,000 and Ms. Peña – $50,000. We paid cash bonuses to our named executive officers for fiscal 2015 as follows: Mr. Glover – $60,000, Mr. Spillane – $35,000, Mr. Small – $35,000 and Ms. Peña – $35,000. These bonus payments are included in the Summary Compensation Table above under the heading “Bonus.”

Mr. Lampen did not receive a cash bonus for fiscal 2017, 2016 or 2015. In June 2017, Mr. Lampen received a retention award of $400,000 in lieu of a restricted stock grant. The retention award will be reported in the Summary Compensation Table during the years in which it vests based on his continued service.

Grants of Plan-Based Awards in Fiscal 2017

The following table shows grants made to our named executive officers in fiscal 2017. The grant date fair value of option awards may not be realized by the named executive officers.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Option Award (1) ($)
Richard Lampen	6/3/2016	600,000	$0.90	$342,000
John S. Glover	6/3/2016	325,000	$0.90	$185,250
T. Kelley Spillane	6/3/2016	200,000	$0.90	$114,000
Alfred J. Small	6/3/2016	200,000	$0.90	$114,000
Alejandra Peña	6/3/2016	170,000	$0.90	$96,900

(1)	Represents the dollar amount of expenses to be recognized over the four year vesting period for financial statement purposes with respect to the fair value of stock-based compensation granted in fiscal 2017 in accordance with ASC 718 “Compensation — Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended March 31, 2017 included in the Original 10-K regarding the assumptions underlying the valuation of these grants.

Outstanding Equity Awards at March 31, 2017 Fiscal Year End

The following table summarizes the outstanding option awards held by our named executive officers at March 31, 2017.

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard J. Lampen	700,000	—	$0.35	11/3/2018
	400,000	—	$0.35	6/11/2020
	500,000	—	$0.33	6/20/2021
	500,000	—	$0.31	6/8/2022
	375,000	125,000(1)	$0.38	6/5/2023
	250,000	250,000(2)	$1.00	5/28/2024
	125,000	375,000(3)	$1.67	6/2/2025
	—	600,000(4)	$0.90	6/3/2026

John S. Glover	60,000	—	$1.90	1/24/2018
	15,400	—	$0.21	6/9/2018
	50,000	—	$0.35	6/22/2019
	225,000	—	$0.35	6/11/2020
	250,000	—	$0.33	6/20/2021
	250,000	—	$0.31	6/8/2022
	187,500	62,500(1)	$0.38	6/5/2023
	125,000	125,000(2)	$1.00	5/28/2024
	62,500	187,500(3)	$1.67	6/2/2025
	—	325,000(4)	$0.90	6/3/2026

T. Kelley Spillane	33,900	—	$0.21	6/9/2018
	35,000	—	$0.35	6/22/2019
	65,000	—	$0.35	6/11/2020
	17,100	—	$0.35	12/7/2020
	44,650	—	$0.31	6/15/2021
	20,800	—	$0.26	12/19/2021
	43,333	—	$0.28	6/13/2022
	85,000	—	$0.38	6/5/2023
	50,000	50,000(2)	$1.00	5/28/2024
	37,500	112,500(3)	$1.67	6/2/2025
	—	200,000(4)	$0.90	6/3/2026

Alfred J. Small	25,000	—	$0.35	6/22/2019
	65,000	—	$0.35	6/11/2020
	65,000	—	$0.33	6/20/2021
	75,000	—	$0.31	6/8/2022
	63,750	21,250(1)	$0.38	6/5/2023
	50,000	50,000(2)	$1.00	5/28/2024
	37,500	112,500(3)	$1.67	6/2/2025
	—	200,000(4)	$0.90	6/3/2026
	25,000	—	$0.26	9/6/2021

Alejandra Peña	20,000	—	$0.31	6/8/2022
	37,500	12,500(1)	$0.38	6/5/2023
	35,000	35,000(2)	$1.00	5/28/2024
	31,250	93,750(3)	$1.67	6/2/2025
	—	170,000(4)	$0.90	6/3/2026

(1)	This option vests in four equal annual installments with the first installment vested on June 5, 2014.
(2)	This option vests in four equal annual installments with the first installment vested on May 28, 2015.
(3)	This option vests in four equal annual installments with the first installment vested on June 2, 2016.
(4)	This option vests in four equal annual installments with the first installment vested on June 3, 2017.

Option Exercises and Stock Vested

The following table sets forth information regarding the exercise of stock options and vesting of restricted stock for our named executive officers during fiscal 2017:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard J. Lampen	200,000	98,000	—	—
John S. Glover	—	—	—	—
T. Kelley Spillane	—	—	—	—
Alfred J. Small	—	—	—	—
Alejandra Peña	—	—	—	—

(1)	Represents the difference between the exercise price and the market price of the common stock on the date of exercise for each option.

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

Potential Payments Upon Termination or Change in Control

The following describes the potential payments upon termination or a change in control for our named executive officers pursuant to their current employment agreements entered into in April 2017. These employment agreements supersede the employment agreements that were in effect during the fiscal year ended March 31, 2017, which were previously described in our filings with the SEC.

Termination Without Cause

Each of Messrs. Glover, Spillane and Small and Ms. Peña has an employment agreement with us that provides for potential payments in the event of their termination.

Under Messrs. Glover, Spillane and Small’s employment agreements, if we terminate the executive’s employment without “cause,” we have agreed to pay the executive his annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and to provide benefits, including medical insurance, for 24 months following termination. Under Ms. Peña’s employment agreement, if we terminate her employment without “cause,” we have agreed to pay her annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and to provide benefits, including medical insurance, for 12 months following termination.

Also, if we terminate any of the executives without “cause,” then such executive is entitled to accelerated vesting or other treatment of some or all of the stock awards granted to such executive under the terms of such executive’s employment agreement.

Subject to their compliance with the terms of their respective employment agreements, for Messrs. Glover, Spillane and Small, any tranche of unvested shares or options held by the executive that would have vested during the 24 month period following termination will accelerate and vest without any further action of any kind by our company or the executive. Further, any stock option held by the executive that is vested at the time of the executive’s termination will be exercisable until the earlier to occur of (i) the expiration date of such option pursuant to its terms and (ii) 24 months following the date of termination. Subject to her compliance with the terms of her employment agreement, for Ms. Peña, any tranche of unvested shares or options held by her that would have vested during the 12 month period following termination will accelerate and vest without any further action of any kind by our company or Ms. Peña. Further, any stock option held by Ms. Peña that is vested at the time of her termination will be exercisable until the earlier to occur of (i) the expiration date of such option pursuant to its terms and (ii) 12 months following the date of termination.

Per the employment agreements, “cause” is defined as the executive’s (i) having committed in the performance of his or her duties under the agreement one or more acts or omissions constituting fraud, dishonesty, or willful injury to our company which results in a material adverse effect on the business, financial condition or results of operations of our company, (ii) having committed one or more acts constituting gross neglect or willful misconduct which results in a material adverse effect on the business, financial condition or results of operations of our company, (iii) breach of his or her fiduciary duties, (iv) failure to substantially perform assigned duties relating to executive’s performance under the agreement (other than any such failure owing to the executive becoming disabled as reasonably determined by a majority of our compensation committee, after consultation with our chief executive officer, (v) conviction of, or the entry by the executive of any plea of guilty or nolo contendere to, any felony, or (vi) material breach of any provision of the employment agreement as reasonably determined by our compensation committee, after consultation with our chief executive officer, subject to a thirty (30) day cure period.

Non-Renewal of Employment Agreement

If we do not renew the employment agreements with Messrs. Glover, Spillane or Small, then such executive is entitled to receive his annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and benefits, including medical insurance, for 24 months following termination. If we do not renew the employment agreement with Ms. Peña, then she is entitled to receive her annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and benefits, including medical insurance, for 12 months following termination.

Termination Due to Death or Disability

The employment agreements of Messrs. Glover, Spillane and Small and Ms. Peña each provide that, in each case, if we terminate such executive due to a “disability,” or if such executive’s employment is terminated as a result of such executive’s death, the executive will be entitled to any salary owed to the executive through the date of termination, bonus for the year in which the termination occurred, and base salary for the duration of such executive’s severance period (24 months in the case of Messrs. Glover, Spillane and Small and 12 months in the case of Ms. Peña). Further, all stock options and restricted stock awards held by the executive will fully vest and be exercisable for a period of two (2) years from date of termination for death or disability in the case of Messrs. Glover, Spillane and Small and one (1) year in the case of Ms. Peña. For each of our named executive officers, a “disability” is defined in the employment agreements as the executive becoming physically or mentally disabled or incapacitated to the extent that the executive has been or will be unable to perform the duties under the employment agreement on account of such disabilities or incapacitation for a continuous period of six (6) months as determined by a qualified independent physician or group of physicians selected by our company and approved by the executive or his or her representative.

Termination by Employee with Good Reason

Each of Messrs. Glover’s, Spillane’s and Small’s employment agreements provides that if he terminates his employment for “good reason,” we have agreed to pay the executive his annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and to provide benefits, including medical insurance, for 24 months following termination. Under Ms. Peña’s employment agreement, if she terminates her employment for “good reason,” we have agreed to pay her annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and to provide benefits, including medical insurance, for 12 months following termination.

Subject to their compliance with the terms of their respective employment agreements, for Messrs. Glover, Spillane and Small, any tranche of unvested shares or options held by the executive that would have vested during the 24 month period following termination for “good reason” will accelerate and vest without any further action of any kind by our company or the executive. Further, any stock option held by the executive that is vested at the time of the executive’s termination for “good reason” will be exercisable until the earlier to occur of (i) the expiration date of such option pursuant to its terms and (ii) 24 months following the date of termination. Subject to her compliance with the terms of her employment agreement, for Ms. Peña, any tranche of unvested shares or options held by her that would have vested during the 12 month period following termination for “good reason” will accelerate and vest without any further action of any kind by our company or Ms. Peña. Further, any stock option held by Ms. Peña that is vested at the time of her termination for “good reason” will be exercisable until the earlier to occur of (i) the expiration date of such option pursuant to its terms and (ii) 12 months following the date of termination.

Per the agreements, “good reason” means a termination by executive of such executive’s employment within sixty (60) days after (i) any material diminution in the nature, title, base salary, target incentive bonus opportunity as a percentage of base salary or status of such executive’s job responsibilities from those in effect on the effective date of executive’s employment agreement or the most recent anniversary thereof, (ii) relocation by our company of the executive’s office to any location not within fifty (50) miles from executive’s principal place of employment in New York City as of the effective date of the executive’s employment agreement or (iii) our company’s material breach of any provision of the executive’s employment agreement which is not cured within thirty (30) days after written notice thereof from executive to our company.

Any severance payments to Messrs. Glover, Spillane and Small and Ms. Peña described above under “Termination Without Cause,” “Non-Renewal of Employment Agreement,” “Termination Due to Death or Disability” and “Termination by Employee with Good Reason” are in consideration of the non-compete provisions contained in such named executive officer’s employment agreement.

Each of Messrs. Glover, Spillane and Small is prohibited from, during the term of his employment and for 18 months thereafter, (i) soliciting employees to terminate their employment, (ii) soliciting business from our customers or (iii) ownership of, or employment or consultation with, competing companies. Ms. Peña is prohibited from, during the term of her employment and for 12 months thereafter, (i) soliciting employees to terminate their employment, (ii) soliciting business from our customers or (iii) ownership of, or employment or consultation with, competing companies.

Change in Control

If any of Messrs. Glover, Spillane or Small or Ms. Peña is terminated within two years after any “change of control” (as defined below), either by the executive for “good reason” or by our company or its successor without “cause,” the executive will be paid a lump sum payment equal to two times such executive’s base salary and bonus (in the case of Messrs. Glover, Spillane and Small) or one time such executive’s base salary and bonus (in the case of Ms. Peña). The executive will also be entitled to participate in all benefit plans during such executive’s severance period.

For Messrs. Glover, Spillane and Small and Ms. Peña, a “change of control” is defined as: (i) any person (as such term is used in Section 13(d) of the Exchange Act, other than Dr. Phillip Frost, any member of his immediate family, and any “person” or “group” (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership, corporate or other entity controlled by any of the foregoing, becomes the “beneficial owner” (as determined pursuant to Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of our company representing more than thirty-five percent (35%) of the aggregate voting power of our company’s then outstanding securities, other than by acquisition directly from our company; (ii) there has been a merger or equivalent combination involving our company after which forty-nine percent (49%) or more of the voting stock of the surviving corporation is held by persons other than former shareholders of our company; (iii) during any period of two consecutive years, individuals who at the beginning of such period were members of our board of directors cease for any reason to constitute at least a majority thereof (unless the appointment, election, or the nomination for election by our stockholders, of each director elected during such consecutive two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period); or (iv) our company sells or disposes of all or substantially all of its assets.

The following table quantifies for each named executive officer the estimated potential severance payments and benefits that would be provided, if each termination circumstance set forth below occurred on March 31, 2017 (assuming the current employment agreement for each named executive officer was in effect on such date).

Named Executive Officer	Severance Payment (1)	Estimated Value of Benefits (2)	Benefit of Acceleration for Vesting of Option Awards (3)
Richard J. Lampen
Termination without cause/with good reason	—	—	—
Non-renewal of employment agreement	—	—	—
Termination due to death/disability	—	—	—
Change in control	—	—	$361,250
John S. Glover
Termination without cause/with good reason	$876,234	$44,388	192,813
Non-renewal of employment agreement	876,234	44,388	192,813
Termination due to death/disability	771,234	N/A	192,813
Change in control	876,234	44,388	192,813
T. Kelley Spillane
Termination without cause/with good reason	780,963	63,151	111,250
Non-renewal of employment agreement	780,963	63,151	111,250
Termination due to death/disability	710,963	N/A	111,250
Change in control	780,963	63,151	111,250
Alfred J. Small
Termination without cause/with good reason	713,735	63,151	111,250
Non-renewal of employment agreement	713,735	63,151	111,250
Termination due to death/disability	643,735	N/A	111,250
Change in control	713,735	63,151	111,250
Alejandra Peña
Termination without cause/with good reason	263,940	31,576	92,500
Non-renewal of employment agreement	263,940	31,576	92,500
Termination due to death/disability	263,940	N/A	92,500
Change in control	263,940	31,576	92,500

(1)	Severance payments (including bonus) would be paid out over the duration of the severance period, except in the case of a change in control wherein payment would be made in a lump sum.
(2)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2017.
(3)	The estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 31, 2017, which was $1.55, and the exercise price of the stock option. This column shows a benefit for each of Messrs. Lampen, Glover, Spillane and Small and Ms. Peña due to the accelerated vesting of option awards granted to each such named executive officer.

Director Compensation

The following table summarizes compensation paid to directors during our 2017 fiscal year.

Fiscal 2017 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (Includes Prior Fiscal Years) (1)	Total
Mark E. Andrews, III	—(2)	$171,000(2)	$171,000
John Beaudette	$15,000	12,400(3)	27,400
Henry C. Beinstein	17,500	12,400(4)	29,900
Phillip Frost, M.D.	10,000	12,400(5)	22,400
Dr. Richard M. Krasno	17,500	12,400(6)	29,900
Richard J. Lampen	—(7)	—	—
Steven D. Rubin	20,000	12,400(8)	32,400
Mark Zeitchick	12,500	12,400(9)	24,900

(1)	Represents the aggregate grant date fair value of stock options granted for the fiscal year ended March 31, 2017 in accordance with ASC 718, rather than the amount paid to or realized by the director. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 12 to our consolidated financial statements for fiscal 2017 included in our annual report on Form 10-K, filed with the SEC on June 14, 2017, regarding the assumptions underlying the valuation of these option grants. The ASC 718 amounts from these grants may never be realized.
(2)	Mr. Andrews, our chairman, receives an annual salary of $100,000. We do not pay any additional cash compensation for his services as a director. As of March 31, 2017, Mr. Andrews held options to purchase 1,775,000 shares of our common stock.
(3)	As of March 31, 2017, Mr. Beaudette held options to purchase 172,000 shares of our common stock.
(4)	As of March 31, 2017, Mr. Beinstein held options to purchase 140,000 shares of our common stock.
(5)	As of March 31, 2017, Dr. Frost held options to purchase 80,000 shares of our common stock.
(6)	As of March 31, 2017, Dr. Krasno held options to purchase 140,000 shares of our common stock.
(7)	Mr. Lampen, our president and chief executive officer, receives no additional compensation for his services as a director.
(8)	As of March 31, 2017, Mr. Rubin held options to purchase 240,000 shares of our common stock.
(9)	As of March 31, 2017, Mr. Zeitchick held options to purchase 160,000 shares of our common stock.

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

Share Ownership

The table below shows the number of shares of our common stock beneficially owned as of July 18, 2017 by (i) those persons or groups known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, who we refer to as named executive officers, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each individual or group is based upon information in SEC documents, other publicly available information, or information available to us. Percentage ownership information is based on 163,194,883 shares of our common stock issued and outstanding as of July 18, 2017.

Shares of our common stock issuable upon the exercise of options or the conversion of convertible notes that are presently exercisable or convertible or exercisable within 60 days of July 18, 2017 are deemed to be outstanding and beneficially owned by the person holding the options or convertible notes for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares	Percent

Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., Suite 1500
Miami, FL 33137	54,108,662	33.0%

Vector Group Ltd. (2)
4400 Biscayne Blvd., 10th Floor
Miami, FL 33137	12,893,382	7.9%
Mark E. Andrews, III (3)	6,300,478	3.8%
John Beaudette (4)	186,246	*
Henry C. Beinstein (5)	320,000	*
John S. Glover (6)	2,101,677	1.3%
Dr. Richard M. Krasno (7)	120,000	*
Richard J. Lampen (8)	6,238,026	3.7%
Alejandra Peña (9)	327,500	*
Steven D. Rubin (10)	221,000	*
Alfred J. Small (11)	837,466	*
T. Kelley Spillane (12)	878,346	*
Mark Zeitchick (13)	195,000	*
All directors and executive officers as a group (12 persons) (14)	71,834,401	41.73%

* Less than 1 percent.

(1)	Includes 60,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017. Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust. Frost-Nevada Limited Partnership is the sole and exclusive beneficiary of Frost Nevada Investments Trust, of which Dr. Frost is the trustee. Dr. Frost is one of five limited partners of Frost-Nevada Limited Partnership and the sole shareholder of Frost-Nevada Corporation, which is the sole general partner of Frost Nevada Limited Partnership. Dr. Frost disclaims beneficial ownership of the shares held by Frost Nevada Investments Trust, except to the extent of his pecuniary interest. Also includes (i) 43,342,540 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee and (ii) 555,556 shares of common stock issuable upon conversion of $500,000 aggregate principal amount of convertible notes held by Frost Gamma Investments Trust. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.

(2)	This information has been derived from a Schedule 13D, as amended, filed with the SEC on March 14, 2014. Includes 222,223 shares of common stock issuable upon conversion of $200,000 aggregate principal amount of convertible notes. Excludes (i) 6,238,026 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group, and a director and the president and chief executive officer of our company, and (ii) 320,000 shares of common stock beneficially owned by Henry C. Beinstein, a director of our company, who is also a director of Vector Group.

(3)	Includes 1,183,079 shares of common stock held by Knappogue Corp. Knappogue Corp. is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Includes 55,556 shares of common stock issuable upon conversion of $50,000 aggregate principal amount of convertible notes. Also includes 1,362,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017 and 2,867,659 shares of common stock held jointly by Mr. Andrews and his wife.

(4)	Includes 9,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal interest holder. Mr. Beaudette disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 152,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017.

(5)	Includes 120,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Beinstein serves as a director.

(6)	Includes 1,494,150 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017.

(7)	Includes 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017.

(8)	Includes 3,375,000 shares of common stock issuable upon exercise of options held by Mr. Lampen exercisable within 60 days of July 18, 2017. Also includes (i) 960,000 shares of common stock and (ii) 55,556 shares of common stock issuable upon conversion of $50,000 aggregate principal amount of convertible notes, each held by Mr. Lampen’s wife, as to which he disclaims beneficial ownership. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Lampen serves as an executive officer.

(9)	Includes 252,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017.

(10)	Includes 220,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017.

(11)	Includes 515,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017.

(12)	Includes 544,783 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017.

(13)	Includes 115,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017.

(14)	Includes (i) 8,280,933 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2017 and (ii) 666,668 shares of common stock issuable upon conversion of $800,000 aggregate principal amount of convertible notes.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2017 regarding compensation plans under which our equity securities are authorized for issuance.

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

Related-Party Policy

Our code of conduct requires us to avoid related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board of directors or audit committee. Related-party transactions are defined as transactions in which:

●	the aggregate amount involved is expected to exceed $120,000 in any calendar year;

●	we or any of our subsidiaries is a participant; and

●	any (a) executive officer, director or director nominee, (b) 5% or greater beneficial owner of our common stock, or (c) immediate family member, of the persons listed in clauses (a) and (b), has or will have a material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

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

The audit committee considers all relevant factors when determining whether to approve a related party transaction, including:

●	whether the transaction is on terms no less favorable to us than terms generally available to an unaffiliated third-party under the same or similar circumstances; and

●	the extent of the related party’s interest in the transaction.

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

Related Party Transactions

Agreement with Ladenburg Thalmann Financial Services Inc.

In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. for its costs in providing certain administrative, legal and financial services to us. Mr. Lampen, our president and chief executive officer and a director, is the president and chief executive officer and a director of Ladenburg Thalmann Financial Services Inc. Dr. Frost, one of our directors and our principal shareholder, is the chairman and principal shareholder of Ladenburg Thalmann Financial Services Inc. Mr. Beinstein and Dr. Krasno, two of our directors, are directors of Ladenburg Thalmann Financial Services Inc. Mr. Zeitchick, one of our directors, is an executive vice president and a director of Ladenburg Thalmann Financial Services Inc. For the fiscal year ended March 31, 2017, Ladenburg Thalmann Financial Services Inc. was paid $128,625 under this agreement.

Agreement with Vector Group Ltd.

In November 2008, we entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder of ours, under which Vector Group agreed to make available to us the services of Mr. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with corporate taxes and complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. During the fiscal year ended March 31, 2017, we paid Vector Group $110,846 under this agreement. Mr. Beinstein, a director of our company, is also a director of Vector Group and Dr. Frost, a director of ours and our principal shareholder, is a principal shareholder of Vector Group.

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

As of July 18, 2017, an aggregate of $1.7 million, consisting of $1.7 million of principal and $7,677 of accrued interest, was outstanding under the Convertible Notes. No amount of principal was paid on the Convertible Notes during the fiscal year ended March 31, 2017. During the fiscal year ended March 31, 2017, we paid the following amounts of interest to the related party holders of the Convertible Notes: an affiliate of Dr. Frost ($25,000), Mr. Andrews ($2,500), an affiliate of Mr. Lampen ($2,500) and Vector Group Ltd. ($10,000).

In August 2015, we entered into amendments (together, the “Amendments”) to our Amended and Restated Loan and Security Agreement with ACF FinCo I LP (the “Amended Loan Agreement”). The Amendments provided for a sublimit to our revolving credit facility in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”), subject to certain conditions set forth in the Amended Loan Agreement. The Purchased Inventory Sublimit replaced a term loan of $2.5 million with the predecessor entity of ACF FinCo I LP, which was paid in full in May 2015 in the normal course of business. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. The Purchased Inventory Sublimit currently bears interest at 7.50%.

ACF required as a condition to entering into the Amendments that ACF had entered into a participation agreement providing for an aggregate of $900,000 of the initial $3.0 million principal amount of the Purchased Inventory Sublimit to be purchased by junior participants. Certain related parties of ours purchased a portion of these junior participations in the Purchased Inventory Sublimit, including an affiliate of Dr. Frost ($150,000), Mr. Andrews ($50,000), an affiliate of Mr. Lampen ($100,000) and Mr. Small ($15,000). Under the terms of the participation agreement, the junior participants receive interest at the rate of 11% per annum. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit will be limited to seventy percent (70%), up to an aggregate maximum principal amount for all such advances equal to $4.9 million. We are not a party to the participation agreement. However, we are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we were obligated to pay the junior participants a closing fee of $18,000 and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date of the Amendments until the junior participants’ obligations are terminated pursuant to the participation agreement. During the fiscal year ended March 31, 2017, we paid the following amounts of principal to related parties under the participation agreement: an affiliate of Dr. Frost ($81,770), Mr. Andrews ($27,257), an affiliate of Mr. Lampen ($54,413) and Mr. Small ($8,177). During the fiscal year ended March 31, 2017, we paid the following amounts of interest to related parties under the participation agreement: an affiliate of Dr. Frost ($12,028), Mr. Andrews ($4,009), an affiliate of Mr. Lampen ($8,019) and Mr. Small ($1,203).

In October 2016, we acquired $1,553,400 in aged bulk bourbon, including $1,440,000 purchased under the Purchased Inventory Sublimit, with certain related parties, including an affiliate of Dr. Frost ($72,000), Mr. Lampen ($48,000), Mr. Andrews ($24,000) and Mr. Small ($7,200), as junior participants in the Purchased Inventory Sublimit with respect to such purchase. As of July 18, 2017, an aggregate of $0.4 million, consisting of $0.4 million of principal and $1,523 of accrued interest, was outstanding to related parties under the Purchased Inventory Sublimit.

In March 2017, we issued a promissory note to Frost Nevada Investments Trust (the “Holder”), in the aggregate principal amount of $20.0 million (the “Subordinated Note”). The purpose of the Subordinated Note was to finance the acquisition of an additional 20.1% of Gosling-Castle Partners, Inc. The Subordinated Note bears interest quarterly at the rate of 11% per annum. The principal and interest accrued thereon is due and payable in full on March 15, 2019. All claims of the Holder to principal, interest and any other amounts owed under the Subordinated Note are subordinated in right of payment to all indebtedness of our company existing as of the date of the Subordinated Note. The Subordinated Note contains customary events of default and may be prepaid by us, in whole or in part, without penalty, at any time.

Independence of Directors

We follow the NYSE American rules in determining if a director is independent. Our board of directors also consults with our counsel to ensure that the board’s determination is consistent with those rules and all other relevant laws and regulations regarding director independence. Consistent with these considerations, our board of directors has determined that Messrs. Beaudette, Beinstein, Krasno, Rubin and Zeitchick are independent directors. The other remaining directors may not be deemed independent under the NYSE American rules because they currently have relationships with us that may result in them being deemed not “independent.” All members of our audit, compensation and nominating and corporate governance committees are independent. The members of our audit committee are also independent under Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

Fees Paid to EisnerAmper LLP

The following table sets forth the fees that we were billed for the audit and other services provided by EisnerAmper LLP, our independent registered public accounting firm, in fiscal years 2017 and 2016:

	2017	2016
Audit Fees	$493,100	$519,613
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$493,100	$519,613

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

Our audit committee pre-approved all fees of EisnerAmper LLP, our independent registered public accounting firm, for fiscal 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2017.

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

Signature	Title	Date

/s/ Richard J. Lampen	President and Chief Executive Officer and Director	July 31, 2017
Richard J. Lampen	(Principal Executive Officer)

/s/ Alfred J. Small	Senior Vice President, Chief Financial	July 31, 2017
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting Officer)

/s/ Mark E. Andrews, III*	Director	July 31, 2017
Mark E. Andrews, III

/s/ John F. Beaudette*	Director	July 31, 2017
John F. Beaudette

/s/ Henry C. Beinstein*	Director	July 31, 2017
Henry C. Beinstein

/s/ Phillip Frost, M.D.*	Director	July 31, 2017
Phillip Frost, M.D.

/s/ Dr. Richard M. Krasno *	Director	July 31, 2017
Dr. Richard M. Krasno

/s/ Steven D. Rubin*	Director	July 31, 2017
Steven D. Rubin

/s/ Mark Zeitchick *	Director	July 31, 2017
Mark Zeitchick

* By Alfred J. Small, as Attorney-in-Fact pursuant to a Power of Attorney included on the signature page to the Original 10-K.

