Form 10-Q
period 2017-06-30
Castle Brands Inc
filed 2017-08-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-32849

CASTLE BRANDS INC.

(Exact name of registrant as specified in its charter)

Florida	41-2103550
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

122 East 42nd Street, Suite 5000,	10168
New York, New York	(Zip Code)
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

[ ]	Large accelerated filer	[X]	Accelerated filer

[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company

		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The Company had 164,305,883 shares of $.01 par value common stock outstanding at August 7, 2017.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$433,234	$611,048
Accounts receivable — net of allowance for doubtful accounts of $286,859 and $302,275 at June 30 and March 31, 2017	12,163,360	11,460,432
Due from shareholders and affiliates	5,199	—
Inventories— net of allowance for obsolete and slow moving inventory of $351,713 and $312,711 at June 30 and March 31, 2017, respectively	30,758,422	29,801,080
Prepaid expenses and other current assets	3,954,052	3,674,923

Total Current Assets	47,314,267	45,547,483

Equipment — net	864,367	909,780

Intangible assets — net of accumulated amortization of $8,146,844 and $8,035,018 at June 30 and March 31, 2017, respectively	6,288,064	6,387,330
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	611,846	570,097
Restricted cash	354,042	331,455
Other assets	87,377	99,773

Total Assets	$56,016,189	$54,342,144

LIABILITIES AND EQUITY
Current Liabilities
Foreign revolving credit facility	$22,721	$--
Accounts payable	9,150,736	7,549,942
Accrued expenses	3,925,727	4,668,708
Due to shareholders and affiliates	2,360,111	2,158,318

Total Current Liabilities	15,459,295	14,376,968

Long-Term Liabilities
Credit facility, net (including $369,131 and $412,269 of related-party participation at June 30 and March 31, 2017, respectively)	13,776,701	13,033,075
Note payable – 11% Subordinated note	20,000,000	20,000,000
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at June 30 and March 31, 2017)	1,650,000	1,675,000
Notes payable – GCP Note	214,225	211,580
Deferred tax liability	559,101	558,766
Other	20,666	20,666

Total Liabilities	51,679,988	49,876,055

Commitments and Contingencies (Note 11)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30 and March 31, 2017	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at June 30 and March 31, 2017, 164,264,883 and 162,945,805 shares issued and outstanding at June 30 and March 31, 2017, respectively	1,642,649	1,629,458
Additional paid-in capital	151,507,637	150,889,613
Accumulated deficit	(149,170,217)	(148,223,822)
Accumulated other comprehensive loss	(2,204,557)	(2,308,672)

Total controlling shareholders’ equity	1,775,512	1,986,577

Noncontrolling interests	2,560,689	2,479,512

Total Equity	4,336,201	4,466,089

Total Liabilities and Equity	$56,016,189	$54,342,144

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2017	2016
Sales, net*	$20,852,287	$16,750,925
Cost of sales*	12,273,668	10,034,810

Gross profit	8,578,619	6,716,115

Selling expense	6,056,199	4,630,915
General and administrative expense	2,262,997	1,990,235
Depreciation and amortization	204,952	253,634

Income (loss) from operations	54,471	(158,669)

Other expense, net	--	(306)
Income from equity investment in non-consolidated affiliate	41,749	4,483
Foreign exchange (loss) gain	(51,161)	79,863
Interest expense, net	(891,864)	(310,261)

Loss before provision for income taxes	(846,805)	(384,890)
Income tax expense, net	(18,413)	(210,813)

Net loss	(865,218)	(595,703)
Net income attributable to noncontrolling interests	(81,177)	(170,116)

Net loss attributable to common shareholders	$(946,395)	$(765,819)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.00)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	163,072,642	160,521,947

* Sales, net and Cost of sales include excise taxes of $1,639,755 and $1,715,961 for the three months ended June 30, 2017 and 2016, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

4

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,
	2017	2016
Net loss	$(846,805)	$(595,703)

Other comprehensive income (loss):
Foreign currency translation adjustment	104,115	(43,972)

Total other comprehensive income (loss):	104,115	(43,972)

Comprehensive loss	$(742,690)	$(639,675)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2017	162,945,805	$1,629,458	$150,889,613	$(148,223,822)	$(2,308,672)	$2,479,512	$4,466,089

Net loss				(946,395)		81,177	(865,218)
Foreign currency translation adjustment					104,115		104,115
Exercise of common stock options	199,300	1,993	128,896				130,889
Restricted share grants	1,092,000	10,920	(10,920)				—
Conversion of 5% Convertible Notes to common stock	27,778	278	24,722				25,000
Stock-based compensation			475,326				475,326

BALANCE, JUNE 30, 2017	164,264,883	$1,642,649	$151,507,637	$(149,170,217)	$(2,204,557)	$2,560,689	$4,336,201

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(865,218)	$(595,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,952	253,634
Provision for doubtful accounts	14,100	11,550
Amortization of deferred financing costs	21,945	44,804
Deferred income tax benefit, net	335	(37,038)
Net income from equity investment in non-consolidated affiliate	(41,749)	(4,483)
Effect of changes in foreign currency translation	51,161	(79,863)
Stock-based compensation expense	475,326	352,400
Addition to provision for obsolete inventories	50,000	50,000
Changes in operations, assets and liabilities:
Accounts receivable	(705,244)	261,134
Due from affiliates	(5,199)	928
Inventory	(987,142)	(1,613,666)
Prepaid expenses and supplies	(273,737)	(715,339)
Other assets	(14,401)	(23,097)
Accounts payable and accrued expenses	846,988	635,823
Accrued interest	2,645	2,645
Due to related parties	201,792	528,859

Total adjustments	(158,228)	(331,709)

NET CASH USED IN OPERATING ACTIVITIES	(1,023,446)	(927,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(48,761)	(134,147)
Acquisition of intangible assets	(12,560)	--
Change in restricted cash	(5)	(7,228)

NET CASH USED IN INVESTING ACTIVITIES	(61,326)	(141,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on credit facility	748,478	(124,406)
Net proceeds from foreign revolving credit facility	21,899	60,440
Payments for costs of stock issuance	--	(12,000)
Proceeds from exercise of common stock options	130,889	44,845

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	901,266	(31,121)

EFFECTS OF FOREIGN CURRENCY TRANSLATION	5,692	(751)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(177,814)	(1,100,659)
CASH AND CASH EQUIVALENTS — BEGINNING	611,048	1,430,532

CASH AND CASH EQUIVALENTS — ENDING	$433,234	$329,873

SUPPLEMENTAL DISCLOSURES:
Interest paid	$801,246	$276,762
Income taxes paid	$--	$1,010,780

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2017 is derived from the March 31, 2017 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2017 included in the Company’s annual report on Form 10-K for the year ended March 31, 2017, as amended (“2017 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2017 Form 10-K for additional disclosures and a description of accounting policies.

A.	Description of business — The consolidated financial statements include the accounts of Castle Brands Inc. (“the Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 80.1% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Liquidity – The Company believes that its current cash and working capital, the availability under the Credit Facility (as defined in Note 7C) and the additional funds that may be raised under the 2014 Distribution Agreement (as defined in Note 8) will enable it to fund its obligations until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least August 2018.

C.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

D.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

E.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

F.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

G.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

H.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

I.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company’s income tax expense for the three months ended June 30, 2017 and 2016 consists of federal, state and local taxes attributable to GCP. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. For the three months ended June 30, 2017 and June 30, 2016, the Company recognized ($18,413) and ($210,813) of income tax expense, net, respectively. GCP is currently under a tax audit by New York State for the tax year ended March 31, 2015.

K.	Recent accounting pronouncements — The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

L.

Accounting standards adopted — In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance became effective for the Company beginning April 1, 2017. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and became effective for the Company as of April 1, 2017. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options, vesting of restricted shares or conversion of convertible notes outstanding. In computing diluted net loss per share for the three months ended June 30, 2017 and 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2017	2016
Stock options	15,564,008	16,339,086
Unvested restricted stock	1,092,000	--
5% Convertible notes	1,833,333	1,861,111

Total	18,489,341	18,200,197

NOTE 3 — INVENTORIES

	June 30, 2017	March 31, 2017
Raw materials	$17,304,863	$16,714,225
Finished goods – net	13,453,559	13,086,855

Total	$30,758,422	$29,801,080

As of June 30, and March 31, 2017, 10% and 9%, respectively, of raw materials and 4% and 7%, respectively, of finished goods were located outside of the United States.

In the three months ended June 30, 2017, the Company acquired $1,469,783 of aged bourbon whiskey in support of its anticipated near and mid-term needs.

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

For the three months ended June 30, 2017 and 2016, GCP had pretax net income on a stand-alone basis of $426,007 and $636,103, respectively. The Company allocated a portion of this net income, or $84,775 and $254,441, to non-controlling interest for the three months ended June 30, 2017 and 2016, respectively. The cumulative balance allocated to noncontrolling interests in GCP was $2,560,689 and $2,479,512 at June 30 and March 31, 2017, respectively, as shown on the accompanying condensed consolidated balance sheets.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated to the storage of Jefferson’s whiskies. The Company has accounted for this investment under the equity method of accounting. For the three months ended June 30, 2017 and 2016, the Company recognized $41,749 and $4,483 of income from this investment, respectively. The investment balance was $611,846 and $570,097 at June 30 and March 31, 2017, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of June 30 and March 31, 2017.

Intangible assets consist of the following:

	June 30, 2017	March 31, 2017
Definite life brands	$170,000	$170,000
Trademarks	641,693	631,693
Rights	8,271,555	8,271,555
Product development	189,228	186,668
Patents	994,000	994,000
Other	55,460	55,460

	10,321,936	10,309,376
Less: accumulated amortization	8,146,844	8,035,018

Net	2,175,092	2,274,358
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$6,288,064	$6,387,330

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	June 30, 2017	March 31, 2017
Definite life brands	$170,000	$170,000
Trademarks	376,055	367,294
Rights	6,701,372	6,617,062
Product development	39,663	34,478
Patents	859,754	843,184

Accumulated amortization	$8,146,844	$8,035,018

NOTE 6 — RESTRICTED CASH

At June 30 and March 31, 2017, the Company had €310,310 or $354,042 (translated at the June 30, 2017 exchange rate) and €310,305 or $331,455 (translated at the March 31, 2017 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 — NOTES PAYABLE

	June 30, 2017	March 31, 2017
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$22,721	$—
Note payable – GCP note (B)	214,225	211,580
Credit facility (C)	13,881,602	13,133,124
5% Convertible notes (D)	1,650,000	1,675,000
11% Subordinated Note (E)	20,000,000	20,000,000

Total	$35,768,548	$35,019,704

A.	The Company has arranged various credit facilities aggregating €310,310 or $354,042 (translated at the June 30, 2017 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €19,915 or $22,721 (translated at the June 30, 2017 exchange rate) and €0 at June 30 and March 31, 2017, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2017, $10,579 of accrued interest was converted to amounts due to affiliates. At June 30, 2017, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2017, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $19.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital.

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

The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $19,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit. For the three months ended June 30, 2017, the Company paid interest at 6.5% through June 14, 2017, then 6.75% through June 30, 2017 on the Amended Agreement. For the three months ended June 30, 2017, the Company paid interest at 8.25% through June 14, 2017, and then at 8.5% through June 30, 2017 on the Purchased Inventory Sublimit. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Loan Agreement Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At June 30, 2017, the Company was in compliance, in all respects, with the covenants under the Amended Agreement.

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

At June 30 and March 31, 2017, $13,881,602 and $13,133,124, respectively, due on the Credit Facility was included in long-term liabilities. At June 30 and March 31, 2017, there was $5,118,398 and $5,866,876, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $104,901 and $100,049 of debt issuance costs at June 30 and March 31, 2017, respectively, as direct deductions from the carrying amount of the related debt liability.

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

At June 30, and March 31, 2017, $1,650,000 and $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities, respectively.

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

Sales of the Shares pursuant to the 2014 Distribution Agreement, if any, may be effected by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE American LLC or any other existing trading market for the common stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by the Company to Barrington. Also, with the prior consent of the Company, some of the Shares may be sold in privately negotiated transactions. Under the 2014 Distribution Agreement, Barrington will be entitled to compensation of 2.0 % of the gross proceeds from the sale of all of the Shares sold through Barrington, as sales agent, pursuant to the 2014 Distribution Agreement. Also, the Company will reimburse Barrington for certain expenses incurred in connection with the matters contemplated by the 2014 Distribution Agreement, up to an aggregate of $50,000, plus up to an additional $7,500 per calendar quarter related to ongoing maintenance; provided, however, that such reimbursement amount shall not exceed 8% of the aggregate gross proceeds received by the Company under the 2014 Distribution Agreement.

The Company did not sell any Shares pursuant to the 2014 Distribution Agreement during the three months ended June 30, 2017. The Company did not sell any Shares pursuant to the 2014 Distribution Agreement during the three months ended June 30, 2016, but incurred $12,000 of issuance costs related to the 2014 Distribution Agreement.

Convertible Notes conversion - In the three months ended June 30, 2017, a Convertible Note holder converted $25,000 of Convertible Notes into 27,778 shares of common stock.

GCP Acquisition - As described in Note 4, in March 2017, the Company issued 1,800,000 shares of Common Stock to the Sellers in connection with the GCP Acquisition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30 and March 31, 2017, the Company had no forward contracts outstanding.

NOTE 10 — STOCK-BASED COMPENSATION

In April 2017, the Company granted to employees, directors and certain consultants an aggregate of 1,092,000 restricted shares of the Company’s common stock under the Company’s 2013 Incentive Compensation Plan. The restricted shares vest 25% on each of the first four anniversaries of the grant date. The Company has valued the shares at $1,843,078.

Stock-based compensation expense for the three months ended June 30, 2017 and 2016 amounted to $475,326 and $352,400, respectively. At June 30, 2017, total unrecognized compensation cost amounted to $4,703,498, representing 4,231,500 unvested options and 1,092,000 unvested shares of restricted stock. This cost is expected to be recognized over a weighted-average vesting period of 2.63 years. There were 199,300 options exercised during the three months ended June 30, 2017 and 84,000 options exercised during the three months ended June 30, 2016. The Company did not recognize any related tax benefit for the three months ended June 30, 2017 and 2016 from option exercises, as the effects were de minimis.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2018, the Company has contracted to purchase approximately €1,017,189 or $1,086,520 (translated at the June 30, 2017 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the year ending June 30, 2018, the Company has contracted to purchase approximately €442,274 or $504,604 (translated at the June 30, 2017 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ended December 31, 2016, the Company contracted and purchased approximately $2,053,750 in newly distilled bourbon. For the contract year ending December 31, 2017, the Company originally contracted to purchase approximately $2,464,500 in newly distilled bourbon, $1,014,028 of which had been purchased as of June 30, 2017. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount. In March 2017, the distiller notified the Company of its intent to terminate the contract under its terms after the 2017 contract year, and to limit the purchase amount for the 2017 contract year to the 2016 contract year amount.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,711 (translated at the June 30, 2017 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

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

NOTE 12 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers — Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies, accounted for approximately, 39.8% and 23.1% of the Company’s net sales for the three months ended June 30, 2017 and 2016, respectively, and approximately 35.9% and 29.3% of accounts receivable at June 30 and March 31, 2017, respectively.

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

	Three months ended June 30,
	2017		2016
Consolidated Sales, net:
International	$2,264,779	10.9%	$1,739,499	10.4%
United States	18,587,508	89.1%	15,011,426	89.6%

Total Consolidated Sales, net	$20,852,287	100.0%	$16,750,925	100.0%

Consolidated (Loss) Income from Operations:
International	$(28,998)	(53.2)%	$(98,224)	61.9%
United States	83,469	153.2%	(60,445)	38.1%

Total Consolidated Income (Loss) from Operations	$54,471	100.0%	$(158,669)	100.0%

Consolidated Net Loss Attributable to Controlling Interests:
International	$(5,209)	0.6%	$(80,005)	10.4%
United States	(941,186)	99.4%	(685,814)	89.6%

Total Consolidated Net Loss Attributable to Controlling Interests	$(946,395)	100.0%	$(765,819)	100.0%

Income tax expense, net:
United States	$(18,413)	100.0%	$(210,813)	100.0%

Consolidated Sales, net by category:
Rum	$4,453,503	21.4%	$4,611,916	27.5%
Whiskey	7,170,489	34.4%	5,499,418	32.8%
Liqueurs	2,058,908	9.9%	1,945,373	11.6%
Vodka	289,463	1.4%	377,585	2.3%
Tequila	45,176	0.2%	58,608	0.4%
Ginger beer	6,834,748	32.8%	4,258,025	25.4%

Total Consolidated Sales, net	$20,852,287	100.0%	$16,750,925	100.0%

	As of June 30, 2017		As of March 31, 2017
Consolidated Assets:
International	$2,831,302	5.0%	$3,234,536	6.0%
United States	53,184,887	95.0%	51,107,608	94.0%

Total Consolidated Assets	$56,016,189	100.0%	$54,342,144	100.0%

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2017, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2017, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.14093 (equivalent to U.S. $1.00 = €0.87648) and £1.00 = U.S. $1.19687 (equivalent to U.S. $1.00 = £0.77109).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2017, as amended, which we refer to as our 2017 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended
	June 30,
	2017	2016
Cases:
United States	76,466	76,840
International	21,928	17,102

Total	98,394	93,942

Rum	42,640	44,283
Whiskey	27,765	21,144
Liqueurs	21,703	20,438
Vodka	6,052	7,765
Tequila	234	312

Total	98,394	93,942

Percentage of Cases:
United States	77.7%	81.8%
International	22.3%	18.2%
Rum	43.3%	47.1%
Whiskey	28.2%	22.5%
Liqueurs	22.1%	21.8%
Vodka	6.2%	8.3%
Tequila	0.2%	0.3%

Total	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Goslings Stormy Ginger Beer, for the periods presented:

	Three months ended June 30,
	2017	2016
Cases:
United States	438,354	276,165
International	18,929	24,817

Total	457,283	300,982

United States	95.9%	91.8%
International	4.1%	8.2%

Total	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended June 30,
	2017	2016
Sales, net	100.0%	100.0%
Cost of sales	58.9%	59.9%

Gross profit	41.1%	40.1%

Selling expense	29.0%	27.6%
General and administrative expense	10.9%	11.9%
Depreciation and amortization	1.0%	1.5%

Income (loss) from operations	0.2%	(0.9)%

Other expense, net	0.0%	(0.0)%
Income from equity investment in non-consolidated affiliate	0.2%	0.0%
Foreign exchange (loss) gain	(0.2)%	0.5%
Interest expense, net	(4.3)%	(1.9)%
Loss before provision for income taxes	(4.1)%	(2.3)%
Income tax expense, net	(0.1)%	(1.3)%

Net loss	(4.2)%	(3.6)%
Net income attributable to noncontrolling interests	(0.4)%	(1.0)%

Net loss attributable to common shareholders	(4.6)%	(4.6)%

The following is a reconciliation of net income (loss) attributable to common shareholders to EBITDA, as adjusted:

	Three months ended June 30,
	2017	2016
Net loss attributable to common shareholders	$(946,395)	$(765,819)
Adjustments:
Interest expense, net	891,864	310,261
Income tax expense, net	18,413	210,813
Depreciation and amortization	204,952	253,634
EBITDA	168,834	8,889
Allowance for doubtful accounts	14,100	11,550
Allowance for obsolete inventory	50,000	50,000
Stock-based compensation expense	475,326	352,400
Other expense, net	—	306
Income from equity investment in non-consolidated affiliate	(41,749)	(4,483)
Foreign exchange loss (gain)	51,161	(79,863)
Net income attributable to noncontrolling interests	81,177	170,116
EBITDA, as adjusted	$798,849	$508,915

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

Our EBITDA, as adjusted, increased to $0.8 million for the three months ended June 30, 2017, as compared to $0.5 million for the comparable prior-year period.

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Net sales. Net sales increased 24.5% to $20.9 million for the three months ended June 30, 2017, as compared to $16.8 million for the comparable prior-year period, primarily due to U.S. sales growth of Jefferson’s bourbons, Clontarf Irish whiskey and Goslings Stormy Ginger Beer, partially offset by decreases in vodka sales. For the three months ended June 30, 2017, sales of our Goslings Stormy Ginger Beer increased 60.5% to $6.8 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the distribution to large national and regional retailers and on-premise accounts, although there is no assurance that we will attain such results. The launch of Arran whiskies during the three months ended June 30, 2017 contributed $0.4 million in sales. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(1,643)	(4,227)	(3.7)%	(12.6)%
Whiskey	6,621	4,351	31.3%	27.6%
Liqueur	1,265	1,326	6.2%	6.6%
Vodka	(1,713)	(1,747)	(22.1)%	(24.6)%
Tequila	(78)	(78)	(25.0)%	(25.0)%
Total	4,452	(375)	4.7%	(0.5)%

Our international spirits case sales as a percentage of total spirits case sales increased to 22.2% for the three months ended June 30, 2017 as compared to 18.2% for the comparable prior-year period, primarily due to increased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase in case sales of ginger beer products for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	156,301	162,189	51.9%	58.7%

Gross profit. Gross profit increased 27.7% to $8.6 million for the three months ended June 30, 2017 from $6.7 million for the comparable prior-year period, while gross margin increased to 41.1% for the three months ended June 30, 2017 as compared to 40.1% for the comparable prior-year period. The increase in gross profit was primarily due to increased aggregate revenue in the current period. During each of the three months ended June 30, 2017 and 2016, we recorded additions to allowance for obsolete and slow moving inventory of $0.05 million. We recorded these write-offs and allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charges have been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 30.8% to $6.1 million for the three months ended June 30, 2017 from $4.6 million for the comparable prior-year period, primarily due to a $1.3 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, and a $0.2 million increase in shipping costs from increased sales volume. Selling expense as a percentage of net sales increased to 29.0% for the three months ended June 30, 2017 as compared to 27.6% for the comparable prior-year period due to increased expenses in support of sales growth.

General and administrative expense. General and administrative expense increased 13.7% to $2.3 million for the three months ended June 30, 2017 from $2.0 million for the comparable prior-year period, primarily due to a $0.3 million increase in professional fees and a $0.1 million increase in insurance costs. As a result of increased revenue for the year, general and administrative expense as a percentage of net sales decreased to 10.9% for the three months ended June 30, 2017 as compared to 11.9% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for the three months ended June 30, 2017 as compared to $0.3 million for the comparable prior-year period.

Income (loss) from operations. As a result of the foregoing, we had income from operations of $0.05 million for the three months ended June 30, 2017 as compared to a loss from operations of ($0.2) million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by Gosling-Castle Partners, Inc. (“GCP”), our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was an immaterial net expense for the three months ended June 30, 2017 as compared to net expense of ($0.2) million for the comparable prior-year period.

Foreign exchange (loss) gain. Foreign exchange loss for the three months ended June 30, 2017 was ($0.1) million as compared to income of $0.1 million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.9) million for the three months ended June 30, 2017 as compared to ($0.3) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the debt incurred to finance the purchase of an additional 20% of GCP the (“GCP Share Acquisition”), and expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.1 million for the three months ended June 30, 2017 as compared to $0.2 million for the comparable prior-year period, as a result of net income allocated to the 19.9% noncontrolling interests in GCP in the quarter ended June 30, 2017 and the 40.0% noncontrolling interests in GCP in the quarter ended June 30, 2016. The change in noncontrolling interests from our acquisition of an additional 20.1% of GCP occurred in March 2017.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders increased to ($0.9) million for the three months ended June 30, 2017 as compared to ($0.8) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the three months ended June 30, 2017 as compared to ($0.00) for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three months ended June 30, 2017, we had a net loss of ($0.8) million, and used cash of $1.0 million in operating activities. As of June 30, 2017, we had cash and cash equivalents of $0.4 million and had an accumulated deficit of $149.2 million.

We believe our current cash and working capital, the availability under the Credit Facility (as defined below) and the additional funds that may be raised under our 2014 Distribution Agreement (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least August 2018.

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

ACF required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), Brian L. Heller, our General Counsel and Assistant Secretary ($42,500), and Alfred J. Small ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the amendment to the Loan Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

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

We have arranged various credit facilities aggregating €0.3 million or $0.4 million (translated at the June 30, 2017 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.3 million (translated at the June 30, 2017 exchange rate) with the bank to secure these borrowings.

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

Sales of the Shares pursuant to the 2014 Distribution Agreement may be effected by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NYSE AMERICAN LLC or any other existing trading market for the Common Stock or through a market maker, up to the amount specified, and otherwise to or through Barrington in accordance with the placement notices delivered by us to Barrington. Also, with our prior consent, some of the Shares issued pursuant to the 2014 Distribution Agreement may be sold in privately negotiated transactions.

No Shares were issued in the three months ended June 30, 2017 under the 2014 Distribution Agreement. As of August 7, 2017, Shares having a gross sales price of up to approximately $4.7 million remained available for issuance pursuant to the 2014 Distribution Agreement.

Liquidity Discussion

As of June 30, 2017, we had shareholders’ equity of $4.4 million as compared to $4.5 million at March 31, 2017. This decrease in shareholders’ equity was due to our ($0.7) million total comprehensive loss for the three months ended June 30, 2017, partially offset by the exercise of stock options and stock-based compensation expense of $0.6 million.

We had working capital of $31.9 million at June 30, 2017 as compared to $31.2 million at March 31, 2017, primarily due to a net loss of $0.8 million, a $1.0 million increase in inventory, a $0.7 million increase in accounts receivable and a $0.3 million increase in prepaid expenses, which was partially offset by a $0.8 million increase in accounts payable and accrued expenses.

As of June 30, 2017, we had cash and cash equivalents of approximately $0.4 million, as compared to $0.6 million as of March 31, 2017. The decrease is primarily attributable to the funding of our operations and working capital needs. At June 30 and March 31, 2017, we also had approximately $0.3 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We intend to restructure a portion of our debt, including the Convertible Notes and Subordinated Note, by a combination of expanding and extending the Loan Agreement and Credit Facility with ACF, extending the term of the existing notes, converting some or all of the debt to equity or paying down the debt with funds that may be raised from the 2014 Distribution Agreement. If we are unable to restructure or refinance our debt, or are unable to raise equity on terms that are acceptable to us, it could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results.

As of June 30, 2017, we had borrowed $13.8 million of the $19.0 million available under the Credit Facility, including $3.1 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $1.2 million in potential availability for working capital needs under the Credit Facility and $3.9 million available for aged whiskey inventory purchases. As of August 7, 2017, we had borrowed $13.1 million of the $19.0 million available under the Credit Facility, including $3.1 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.0 million in potential availability for working capital needs under the Credit Facility and $3.9 million available for aged whiskey inventory purchases. We believe our current cash and working capital, the availability under the Credit Facility and the additional funds that may be raised under the 2014 Distribution Agreement will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least August 2018.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three months ended June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(1,023)	$(927)
Investing activities	(61)	(141)
Financing activities	901	(31)
Subtotal	(183)	(1,099)
Effect of foreign currency translation	6	(1)

Net decrease in cash and cash equivalents	$(177)	$(1,100)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskies, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at June 30, 2017 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the three months ended June 30, 2017, net cash used in operating activities was $1.0 million, consisting primarily of a $1.0 million increase in inventory, a $0.7 million increase in accounts receivable, a net loss of $0.8 million and a $0.3 million increase in prepaid expenses. These uses of cash were partially offset by a $0.8 million increase in accounts payable and accrued expenses, stock based compensation expense of $0.5 million, a $0.2 million increase in due to related parties and depreciation and amortization expense of $0.2 million

During the three months ended June 30, 2016, net cash used in operating activities was $0.9 million, consisting primarily of a $1.6 million increase in inventory, a net loss of $0.6 million and a $0.7 million increase in prepaid expenses. These uses of cash were partially offset by a $0.3 million decrease in accounts receivable, a $0.6 million increase in accounts payable and accrued expenses, a $0.5 million increase in due to related parties, stock based compensation expense of $0.4 million and depreciation and amortization expense of $0.3 million.

Investing Activities. Net cash used in investing activities was $0.1 million for the three months ended June 30, 2017, representing $0.1 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.1 million for the three months ended June 30, 2016, representing $0.1 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the three months ended June 30, 2017 was $0.9 million, consisting primarily of $0.7 million in net proceeds from the Credit Facility and $0.1 million from the exercise of stock options.

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

Cautionary Note Regarding Forward Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2017, as amended, and as follows:

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of June 30, 2017, we had $13.9 million outstanding under the Credit Facility, including $3.1 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of June 30, 2017, we had an immaterial amount outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $13.9 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at June 30, 2017 would have an impact of approximately $32,165 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended June 30, 2017, Euro denominated sales accounted for approximately 6.8% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended June 30, 2017, Euro denominated expenses accounted for approximately 8.4% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $148,434 on our income from operations for the three months ended June 30, 2017.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At June 30 and March 31, 2017, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was income of $104,115 for the three months ended June 30, 2017 and a loss of ($43,972) for the three months ended June 30, 2016. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $260,000 for the three months ended June 30, 2017 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of June 30, 2017, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As part of this evaluation, our principal executive officer and principal financial officer reviewed the material weakness in our internal control over financial reporting discussed below, including the implementation to date of the specific reconciliation and review procedures that are part of our remediation plans. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of such date.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

Since the identification of a material weakness in our internal controls over financial reporting at March 31, 2017 regarding the operation of controls over the allocation of excise taxes and freight costs to inventory, management has begun implementing a remediation plan to address the control deficiency underlying the material weakness. The remediation plan includes:

•Implementing specific reconciliation and review procedures on a quarterly as well as annual basis that are designed to ensure inventory is being accurately costed.

Management has the foregoing reconciliation and review procedures in place and operating in the first quarter of the Company’s fiscal year ending March 31, 2018. Management intends to remediate this material weakness by March 31, 2018, assuming the Company has sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 F. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2017.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and John Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 7, 2017).

10.2	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on April 7, 2017).

10.3	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 7, 2017).

10.4	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alejandra Peña (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on April 7, 2017).

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

August 9, 2017

