Form 10-Q
period 2017-09-30
Castle Brands Inc
filed 2017-11-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The Company had 164,305,883 shares of $.01 par value common stock outstanding at November 7, 2017.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$322,529	$611,048
Accounts receivable — net of allowance for doubtful accounts of $302,855 and $302,275 at September 30 and March 31, 2017, respectively	10,735,309	11,460,432
Inventories— net of allowance for obsolete and slow moving inventory of $348,010 and $312,711 at September 30 and March 31, 2017, respectively	34,178,071	29,801,080
Prepaid expenses and other current assets	4,092,001	3,674,923

Total Current Assets	49,327,910	45,547,483

Equipment — net	832,407	909,780

Intangible assets — net of accumulated amortization of $8,258,613 and $8,035,018 at September 30 and March 31, 2017, respectively	6,186,000	6,387,330
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	797,691	570,097
Restricted cash	366,420	331,455
Other assets	103,877	99,773

Total Assets	$58,110,531	$54,342,144

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,730,622	$7,549,942
Accrued expenses	3,396,087	4,668,708
Due to shareholders and affiliates	2,459,762	2,158,318

Total Current Liabilities	17,586,471	14,376,968

Long-Term Liabilities
Credit facility, net (including $369,131 and $412,269 of related-party participation at September 30 and March 31, 2017, respectively)	12,848,829	13,033,075
Note payable – 11% Subordinated note	20,000,000	20,000,000
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at September 30 and March 31, 2017)	1,650,000	1,675,000
Notes payable – GCP Note	216,869	211,580
Deferred tax liability	559,436	558,766
Other	20,666	20,666

Total Liabilities	52,882,271	49,876,055

Commitments and Contingencies (Note 11)

Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30 and March 31, 2017	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at September 30 and March 31, 2017, 164,305,883 and 162,945,805 shares issued and outstanding at September 30 and March 31, 2017, respectively	1,643,059	1,629,458
Additional paid-in capital	152,062,967	150,889,613
Accumulated deficit	(149,171,900)	(148,223,822)
Accumulated other comprehensive loss	(2,148,860)	(2,308,672)

Total controlling shareholders’ equity	2,385,266	1,986,577

Noncontrolling interests	2,842,994	2,479,512

Total Equity	5,228,260	4,466,089

Total Liabilities and Equity	$58,110,531	$54,342,144

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Sales, net*	$20,894,150	$19,627,791	$41,746,437	$36,378,716
Cost of sales*	12,350,901	11,900,531	24,624,569	21,935,341

Gross profit	8,543,249	7,727,260	17,121,868	14,443,375

Selling expense	4,899,208	5,031,597	10,955,407	9,662,512
General and administrative expense	2,298,882	2,140,659	4,561,879	4,130,894
Depreciation and amortization	186,283	253,463	391,235	507,097

Income from operations	1,158,876	301,541	1,213,347	142,872

Other expense, net	(59)	(27)	(59)	(333)
Income from equity investment in non-consolidated affiliate	29,846	18,837	71,595	23,320
Foreign exchange gain (loss)	18,853	(3,375)	(32,308)	76,488
Interest expense, net	(901,559)	(328,868)	(1,793,423)	(639,129)

Income (loss) before provision for income taxes	305,957	(11,892)	(540,848)	(396,782)
Income tax expense, net	(25,335)	(477,962)	(43,748)	(688,775)

Net income (loss)	280,622	(489,854)	(584,596)	(1,085,557)
Net income attributable to noncontrolling interests	(282,303)	(210,856)	(363,482)	(380,972)

Net loss attributable to common shareholders	$(1,681)	$(700,710)	$(948,078)	$(1,466,529)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	163,209,562	160,698,696	163,138,853	160,610,804

* Sales, net and Cost of sales include excise taxes of $1,759,630 and $1,912,740 for the three months ended September 30, 2017 and 2016, respectively, and $3,399,385 and $3,628,701 for the six months ended September 30, 2017 and 2016, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$280,622	$(489,854)	$(584,596)	$(1,085,557)
Other comprehensive income (loss):
Foreign currency translation adjustment	55,697	19,627	159,812	(24,345)

Total other comprehensive income (loss):	55,697	19,627	159,812	(24,345)

Comprehensive income (loss)	$336,319	$(470,227)	$(424,784)	$(1,109,902)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2017	162,945,805	$1,629,458	$150,889,613	$(148,223,822)	$(2,308,672)	$2,479,512	$4,466,089

Net loss				(948,078)		363,482	(584,596)
Foreign currency translation adjustment					159,812		159,812
Exercise of common stock options	240,300	2,403	179,736				182,139
Restricted share grants	1,092,000	10,920	(10,920)				—
Conversion of 5% Convertible Notes to common stock	27,778	278	24,722				25,000
Stock-based compensation			979,816				979,816

BALANCE, SEPTEMBER 30, 2017	164,305,883	$1,643,059	$152,062,967	$(149,171,900)	$(2,148,860)	$2,842,994	$5,228,260

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(584,596)	$(1,085,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391,235	507,097
Provision for doubtful accounts	30,812	23,100
Amortization of deferred financing costs	38,960	89,608
Deferred income tax expense, net	670	(74,076)
Net income from equity investment in non-consolidated affiliate	(71,595)	(23,320)
Effect of changes in foreign exchange	32,308	(76,488)
Stock-based compensation expense	979,816	762,497
Accrued interest included in note payable balance	5,289	5,289
Addition to provision for obsolete inventory	50,000	100,000
Changes in operations, assets and liabilities:
Accounts receivable	712,811	(1,235,903)
Due from affiliates	—	531
Inventory	(4,363,236)	(828,416)
Prepaid expenses and other current assets	(409,020)	(351,239)
Other assets	(32,401)	(43,725)
Accounts payable and accrued expenses	2,891,322	700,370
Due to shareholders and affiliates	301,444	543,796

Total adjustments	558,415	99,121

NET CASH USED IN OPERATING ACTIVITIES	(26,181)	(986,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(84,251)	(164,840)
Acquisition of intangible assets	(22,265)	—
Investment in non-consolidated affiliate, at equity	(156,000)	—
Change in restricted cash	(12)	(7,190)

NET CASH USED IN INVESTING ACTIVITIES	(262,528)	(172,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments (borrowings) on credit facility	(194,909)	241,913
Payments for costs of stock issuance	—	(14,355)
Proceeds from exercise of common stock options	182,139	181,245

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(12,770)	408,803

EFFECTS OF FOREIGN CURRENCY TRANSLATION	12,960	(1,286)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(288,519)	(750,949)
CASH AND CASH EQUIVALENTS — BEGINNING	611,048	1,430,532

CASH AND CASH EQUIVALENTS — ENDING	$322,529	$679,583

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash financing activities
Conversion of 5% convertible note to common stock	$25,000	$—

Interest paid	$1,685,662	$551,428
Income taxes paid	$669,500	$1,010,780

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

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 80.1% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Liquidity – The Company believes that its current cash and working capital and the availability under the Credit Facility (as defined in Note 7C) will enable it to fund its obligations until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least November 2018.

C.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

D.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

E.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

F.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

G.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

H.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

I.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company’s income tax expense for the three months ended September 30, 2017 and 2016 consists of federal, state and local taxes. In connection with the investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. For the three months ended September 30, 2017 and September 30, 2016, the Company recognized ($25,335) and ($477,962) of income tax expense, net, respectively, and ($43,748) and ($688,775) of income tax expense, net, respectively for the six months ended September 30, 2017 and September 30, 2016. GCP is currently under a tax audit by New York State for the tax year ended March 31, 2016.

K.	Recent accounting pronouncements — In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance has been applied on a prospective basis and became effective for the Company as of April 1, 2017. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options, vesting of restricted shares or conversion of convertible notes outstanding. In computing diluted net loss per share for the three months ended September 30, 2017 and 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants, the assumed vesting of restricted shares and the assumed conversion of convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended September 30,
	2017	2016
Stock options	15,523,008	16,339,086
Unvested restricted stock	1,092,000	—
5% Convertible notes	1,833,333	1,861,111

Total	18,448,341	18,200,197

NOTE 3 — INVENTORIES

	September 30, 2017	March 31, 2017
Raw materials	$18,543,553	$16,714,225
Finished goods – net	15,634,518	13,086,855

Total	$34,178,071	$29,801,080

As of September 30, and March 31, 2017, 8% and 9%, respectively, of raw materials and 5% and 7%, respectively, of finished goods were located outside of the United States.

In the six months ended September 30, 2017, the Company acquired $3,583,686 of bulk bourbon whiskey in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow-moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

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

The Company accounted for this transaction in accordance with ASC 810 “Consolidation,” and in particular section 810-10-45. Under the relevant guidance, a parent accounts for such changes in its ownership interest in a subsidiary as equity transactions. The parent cannot recognize a gain or loss in consolidated net income or comprehensive income for such transactions and is not permitted to step up a portion of the subsidiary’s net assets to fair value for the additional interests acquired. Any difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent. As a result, the Company reduced the carrying amount of the noncontrolling interest by $2,232,824, with the $20,215,176 excess of the cash and stock paid over the adjustment to the carrying amount of the noncontrolling interest recognized as a decrease in the Company’s additional paid-in capital.

For the three months ended September 30, 2017 and 2016, GCP had pretax net income on a stand-alone basis of $1,425,534 and $1,005,101, respectively. The Company allocated a portion of this net income, or $283,681 and $402,040, to non-controlling interest for the three months ended September 30, 2017 and 2016, respectively. For the six months ended September 30, 2017 and 2016, GCP had pretax net income on a stand-alone basis of $1,851,541 and $1,641,204, respectively. The Company allocated a portion of this net income, or $368,457 and $656,482, to non-controlling interest for the three months ended September 30, 2017 and 2016, respectively. The cumulative balance allocated to noncontrolling interests in GCP was $2,842,994 and $2,479,512 at September 30 and March 31, 2017, respectively, as shown on the accompanying condensed consolidated balance sheets.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated to the storage of Jefferson’s whiskies. In September 2017, CB-USA purchased an additional 5% of Copperhead for $156,000 from an existing shareholder. Copperhead owns and operates the Kentucky Artisan Distillery. The Company has accounted for this investment under the equity method of accounting. For the three months ended September 30, 2017 and 2016, the Company recognized $29,846 and $18,837 of income from this investment, respectively. For the six months ended September 30, 2017 and 2016, the Company recognized $71,595 and $23,320 of income from this investment, respectively. The investment balance was $797,691 and $570,097 at September 30 and March 31, 2017, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of September 30 and March 31, 2017.

Intangible assets consist of the following:

	September 30, 2017	March 31, 2017
Definite life brands	$170,000	$170,000
Trademarks	641,693	631,693
Rights	8,271,555	8,271,555
Product development	198,933	186,668
Patents	994,000	994,000
Other	55,460	55,460

	10,331,641	10,309,376
Less: accumulated amortization	8,258,613	8,035,018

Net	2,073,028	2,274,358
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$6,186,000	$6,387,330

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	September 30, 2017	March 31, 2017
Definite life brands	$170,000	$170,000
Trademarks	385,160	367,294
Rights	6,785,683	6,617,062
Product development	41,150	34,478
Patents	876,320	843,184

Accumulated amortization	$8,258,613	$8,035,018

NOTE 6 — RESTRICTED CASH

At September 30 and March 31, 2017, the Company had €310,315 or $366,420 (translated at the September 30, 2017 exchange rate) and €310,305 or $331,455 (translated at the March 31, 2017 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 — NOTES PAYABLE

	September 30, 2017	March 31, 2017
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$—
Note payable – GCP note (B)	216,869	211,580
Credit facility (C)	12,938,215	13,133,124
5% Convertible notes (D)	1,650,000	1,675,000
11% Subordinated Note (E)	20,000,000	20,000,000

Total	$34,805,084	$35,019,704

A.	The Company has arranged various credit facilities aggregating €310,315 or $366,420 (translated at the September 30, 2017 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. The balance on the credit facilities included in notes payable totaled €0 at each of September 30 and March 31, 2017.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2017, $10,579 of accrued interest was converted to amounts due to affiliates. At September 30, 2017, $216,869, consisting of $211,580 of principal and $5,289 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2017, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $19.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (as amended, the “Amended Agreement”) with ACF FinCo I LP (“ACF”), as successor in interest to Keltic, in order to amend certain terms of the Credit Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modified certain aspects of the existing Credit Facility, including increasing the maximum amount of the Credit Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Credit Facility was extended from December 31, 2016 to July 31, 2019. The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of September 30, 2017, the Credit Facility interest rate was 6.75%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

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

In August 2015, the Company and CB-USA entered into a First Amendment (the “Loan Agreement Amendment”) to the Amended Agreement. Among other changes, the Loan Agreement Amendment increased the amount of the Credit Facility from $12,000,000 to $19,000,000, including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. The maturity date remained unchanged at July 31, 2019. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of September 30, 2017, the interest rate applicable to the Purchased Inventory Sublimit was 8.5%. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. The Company paid ACF an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

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

The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $19,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit. For the six months ended September 30, 2017, the Company paid interest at 6.5% through June 14, 2017, then 6.75% through September 30, 2017 on the Amended Agreement. For the six months ended September 30, 2017, the Company paid interest at 8.25% through June 14, 2017, and then at 8.5% through September 30, 2017 on the Purchased Inventory Sublimit. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Loan Agreement Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At September 30, 2017, the Company was in compliance, in all respects, with the covenants under the Amended Agreement.

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

At September 30 and March 31, 2017, $12,938,215 and $13,133,124, respectively, due on the Credit Facility was included in long-term liabilities. At September 30 and March 31, 2017, there was $6,061,785 and $5,866,876, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $89,386 and $100,049 of debt issuance costs at September 30 and March 31, 2017, respectively, as direct deductions from the carrying amount of the related debt liability.

In October 2017, the Company and CB-USA entered into a Third Amendment (the “Third Amendment”) to the Amended Agreement to amend certain terms of the Company’s existing Credit Facility with ACF. Among other changes, the Third Amendment increases the maximum amount of the Credit Facility from $19,000,000 to $21,000,000, and amends the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. The Company and CB-USA paid ACF an aggregate $20,000 commitment fee in connection with the Amendment. In connection with the Amendment, the Company and CB-USA also entered into an Amended and Restated Revolving Credit Note.

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

At September 30, and March 31, 2017, $1,650,000 and $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities, respectively.

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

NOTE 8 — EQUITY

Equity distribution agreement - In November 2014, the Company entered into an Equity Distribution Agreement (the “2014 Distribution Agreement”) with Barrington Research Associates, Inc. (“Barrington”), as sales agent, under which the Company could issue and sell over time and from time to time, to or through Barrington, shares (the “Shares”) of its common stock having a gross sales price of up to $10,000,000.

The Company did not sell any Shares pursuant to the 2014 Distribution Agreement during the six months ended September 30, 2017. The Company did not sell any Shares pursuant to the 2014 Distribution Agreement during the six months ended September 30, 2016, but incurred $12,000 of issuance costs related to the 2014 Distribution Agreement.

The 2014 Distribution Agreement expired in August 2017 upon the expiration of the Company’s Registration Statement on Form S-3 under which the Shares were sold.

Convertible Notes conversion - In the six months ended September 30, 2017, a Convertible Note holder converted $25,000 of Convertible Notes into 27,778 shares of Common Stock.

GCP Acquisition - As described in Note 4, in March 2017, the Company issued 1,800,000 shares of Common Stock to the Sellers in connection with the GCP Acquisition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30 and March 31, 2017, the Company had no forward contracts outstanding.

NOTE 10 — STOCK-BASED COMPENSATION

In April 2017, the Company granted to employees, directors and certain consultants an aggregate of 1,092,000 restricted shares of the Company’s common stock under the Company’s 2013 Incentive Compensation Plan. The restricted shares vest 25% on each of the first four anniversaries of the grant date. The Company has valued the shares at $1,843,078.

Stock-based compensation expense for the three months ended September 30, 2017 and 2016 amounted to $504,490 and $410,097, respectively. Stock-based compensation expense for the six months ended September 30, 2017 and 2016 amounted to $979,816 and $762,497, respectively. At September 30, 2017, total unrecognized compensation cost amounted to $4,199,077, representing 4,226,500 unvested options and 1,092,000 unvested shares of restricted stock. This cost is expected to be recognized over a weighted-average vesting period of 2.32 years. There were 240,300 options exercised during the six months ended September 30, 2017 and 476,500 options exercised during the six months ended September 30, 2016. The Company did not recognize any related tax benefit for the three and six months ended September 30, 2017 and 2016 from option exercises, as the effects were de minimis.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2018, the Company has contracted to purchase approximately €1,017,189 or $1,201,097 (translated at the September 30, 2017 exchange rate) in bulk Irish whiskey, of which €355,700, or $420,010 (translated at the September 30, 2017 exchange rate), has been purchased as of September 30, 2017. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the year ending June 30, 2018, the Company has contracted to purchase approximately €442,274 or $522,238 (translated at the September 30, 2017 exchange rate) in bulk Irish whiskey, of which €124,421, or $146,916 (translated at the September 30, 2017 exchange rate), has been purchased as of September 30, 2017. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller provides the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ended December 31, 2016, the Company contracted and purchased approximately $2,053,750 in newly distilled bourbon. For the contract year ending December 31, 2017, the Company originally contracted to purchase approximately $2,464,500 in newly distilled bourbon, $1,014,028 of which had been purchased as of September 30, 2017. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller has the right to limit additional purchases to ten percent above the commitment amount. In March 2017, the distiller notified the Company of its intent to terminate the contract under its terms after the 2017 contract year, and to limit the purchase amount for the 2017 contract year to the 2016 contract year amount. In October 2017, the Company entered into a new supply agreement with a different bourbon distiller.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,771 (translated at the September 30, 2017 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

E.

As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014, August 2015 and October 2017.

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

NOTE 12 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers — Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies (“SGWS”) accounted for approximately 36.3% and 35.7% of the Company’s net sales for the three months ended September 30, 2017 and 2016, respectively. Sales to SGWS accounted for approximately 38.0% and 34.5% of the Company’s net sales for the six months ended September 30, 2017 and 2016, respectively, and approximately 35.1% and 33.2% of accounts receivable at September 30 and March 31, 2017, respectively.

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

	Three months ended September 30,
	2017		2016
Consolidated Sales, net:
International	$2,177,367	10.4%	$2,060,044	10.5%
United States	18,716,783	89.6%	17,567,747	89.5%

Total Consolidated Sales, net	$20,894,150	100.0%	$19,627,791	100.0%

Consolidated Income (Loss) from Operations:
International	$15,737	1.4%	$(6,843)	(2.3)%
United States	1,143,139	98.6%	308,384	102.3%

Total Consolidated Income from Operations	$1,158,876	100.0%	$301,541	100.0%

Consolidated Net Income (Loss) Attributable to Common Shareholders:
International	$47,470	2,822.9%	$17,871	2.6%
United States	(49,151)	(2,922.9)%	(718,581)	(102.6)%

Total Consolidated Net Loss Attributable to Common Shareholders	$(1,681)	100.0%	$(700,710)	100.0%

Income tax expense, net:
United States	$25,335	100.0%	$(477,962)	100.0%

Consolidated Sales, net by category:
Whiskey	$7,335,290	35.2%	$6,486,287	24.7%
Rum	4,168,262	19.9%	4,837,653	33.0%
Liqueurs	2,579,437	12.3%	2,560,819	13.0%
Vodka	353,792	1.7%	414,052	2.1%
Tequila	84,560	0.4%	68,731	0.4%
Ginger beer	6,372,809	30.5%	5,260,249	26.8%

Total Consolidated Sales, net	$20,894,150	100.0%	$19,627,791	100.0%

	Six Months ended September 30,
	2017		2016
Consolidated Sales, net:
International	$4,442,146	10.6%	$3,799,543	10.4%
United States	37,304,291	89.4%	32,579,173	89.6%

Total Consolidated Sales, net	$41,746,437	100.0%	$36,378,716	100.0%

Consolidated Income (Loss) from Operations:
International	$(13,261)	(1.1)%	$(105,068)	(73.5)%
United States	1,226,608	101.1%	247,940	173.5%

Total Consolidated Income from Operations	$1,213,347	100.0%	$142,872	100.0%

Consolidated Net Income (Loss) Attributable to Common Shareholders:
International	$42,262	4.5%	$(62,134)	4.2%
United States	(990,340)	(104.5)%	(1,404,395)	95.8%

Total Consolidated Net Loss Attributable to Common Shareholders	$(948,078)	100.0%	$(1,466,529)	100.0%

Income tax expense, net:
United States	(43,748)	100.0%	(688,775)	100.0%

Consolidated Sales, net by category:
Whiskey	$14,505,777	34.8%	$11,985,706	32.8%
Rum	8,621,765	20.7%	9,449,569	26.0%
Liqueur	4,638,346	11.1%	4,506,191	12.4%
Vodka	643,255	1.5%	791,637	2.2%
Tequila	129,736	0.3%	127,339	0.4%
Ginger beer	13,207,558	31.6%	9,518,274	26.2%

Total Consolidated Sales, net	$41,746,437	100.0%	$36,378,716	100.0%

	As of September 30, 2017		As of March 31, 2017
Consolidated Assets:
International	$2,994,097	5.2%	$3,234,536	6.0%
United States	55,116,434	94.8%	51,107,608	94.0%

Total Consolidated Assets	$58,110,531	100.0%	$54,342,144	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs, vodka and tequila. We also develop and market our related non-alcoholic beverage product, Goslings Stormy Ginger Beer. We distribute our products in all 50 U.S. states and the District of Columbia and in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Finland, Norway, Sweden, Denmark, and the Duty-Free markets. We market the following brands, among others:

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

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium brands. To achieve this, we continue to seek to:

●	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
●	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums, whiskies and ginger beer, sales of which have grown substantially in recent years;
●	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
●	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
●	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. Additionally, we recently added the Arran Scotch whiskies to our portfolio as agency brands. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

Recent Events

Additional Investment in Copperhead Distillery Company

In October, we purchased an additional 5% of Copperhead Distillery Company, which owns and operates the Kentucky Artisan Distillery, for $0.2 million. The additional investment brings our ownership of Copperhead Distillery Company to 25%. The Kentucky Artisan Distillery currently has three warehouses storing Jefferson’s bourbons, provides distilling using special mash-bills made from locally grown grains for Jefferson’s brands and houses the Jefferson’s Visitor Center and store, showcasing the Jefferson’s brand.

Expanded Credit Facility

In October, we entered into a Third Amendment to our existing Credit Facility with ACF FinCo I LP. Among other changes, the Third Amendment increased the maximum amount of the Credit Facility from $19,000,000 to $21,000,000, and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2017, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2017, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.18080 (equivalent to U.S. $1.00 = €0.84722) and £1.00 = U.S. $1.33983 (equivalent to U.S. $1.00 = £0.74614).

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cases
United States	80,777	88,181	157,243	165,021
International	20,990	19,843	42,918	36,945

Total	101,767	108,024	200,161	201,966

Rum	41,718	46,510	84,358	90,793
Whiskey	25,904	27,111	53,669	48,255
Liqueur	27,695	25,950	49,398	46,388
Vodka	6,027	8,084	12,079	15,849
Tequila	423	369	657	681

Total	101,767	108,024	200,161	201,966

Percentage of Cases
United States	79.4%	81.6%	78.6%	81.7%
International	20.6%	18.4%	21.4%	18.3%

Total	100.0%	100.0%	100.0%	100.0%

Rum	41.0%	43.1%	42.2%	45.0%
Whiskey	25.5%	25.1%	26.8%	23.9%
Liqueur	27.2%	24.0%	24.7%	23.0%
Vodka	5.9%	7.5%	6.0%	7.8%
Tequila	0.4%	0.3%	0.3%	0.3%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of our related non-alcoholic beverage products, Goslings Stormy Ginger Beer, for the periods presented:

	Three months ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cases
United States	439,075	344,132	877,429	620,297
International	10,520	15,915	29,449	40,732

Total	449,595	360,047	906,878	661,029

Percentage of Cases
United States	97.7%	95.6%	96.8%	93.8%
International	2.3%	4.4%	3.2%	6.2%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.1%	60.6%	59.0%	60.3%

Gross profit	40.9%	39.4%	41.0%	39.7%

Selling expense	23.4%	25.7%	26.2%	26.6%
General and administrative expense	11.0%	10.9%	10.9%	11.4%
Depreciation and amortization	0.9%	1.3%	1.0%	1.4%

Income from operations	5.6%	1.5%	2.9%	0.3%

Other expense, net	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Foreign exchange gain (loss)	0.1%	0.0%	(0.1)%	0.2%
Income from equity investment in non-consolidated affiliate	0.1%	0.1%	0.2%	0.1%
Interest expense, net	(4.3)%	(1.7)%	(4.3)%	(1.8)%

Income (loss) before provision for income taxes	1.5%	(0.1)%	(1.3)%	(1.1)%
Income tax expense, net	(0.1)%	(2.4)%	(0.1)%	(1.9)%

Net income (loss)	1.4%	(2.5)%	(1.4)%	(3.0)%
Net income attributable to noncontrolling interests	(1.4)%	(1.1)%	(0.9)%	(1.0)%
Net loss attributable to common shareholders	0.0%	(3.6)%	(2.3)%	(4.0)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss attributable to common shareholders	$(1,681)	$(700,710)	$(948,078)	$(1,466,529)
Adjustments:
Interest expense, net	901,559	328,868	1,793,423	639,129
Income tax expense, net	25,335	477,962	43,748	688,775
Depreciation and amortization	186,283	253,463	391,235	507,097
EBITDA income	1,111,496	359,583	1,280,329	368,472
Allowance for doubtful accounts	16,712	11,550	30,812	23,100
Allowance for obsolete inventory	—	50,000	50,000	100,000
Stock-based compensation expense	504,490	410,097	979,816	762,497
Other expense, net	59	27	59	333
Income from equity investments in non-consolidated affiliate	(29,846)	(18,837)	(71,595)	(23,320)
Foreign exchange loss (gain)	(18,853)	3,375	32,308	(76,488)
Net income attributable to noncontrolling interests	282,303	210,856	363,482	380,972
EBITDA, as adjusted	$1,866,362	$1,026,651	$2,665,210	$1,535,566

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

Our EBITDA, as adjusted, increased to $1.9 million for the three months ended September 30, 2017, as compared to $1.0 million for the comparable prior-year period and increased to $2.7 million for the six months ended September 30, 2017, as compared to $1.5 million for the comparable prior-year period.

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Net sales. Net sales increased 6.5% to $20.9 million for the three months ended September 30, 2017, as compared to $19.6 million for the comparable prior-year period, primarily due to U.S. sales growth of Jefferson’s bourbons and Goslings Stormy Ginger Beer, partially offset by decreases in rum and vodka sales. For the three months ended September 30, 2017, sales of our Goslings Stormy Ginger Beer increased 21.1% to $6.4 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the distribution to large national and regional retailers and on-premise accounts, although there is no assurance that we will attain such results. Net sales during the three months ended September 30, 2017 included $0.2 million in sales of Arran whiskies, which was launched in the first quarter of our current fiscal year. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(4,792)	(7,652)	(10.3)%	(21.8)%
Whiskey	(1,207)	564	(4.5)%	3.0%
Liqueur	1,745	1,419	6.7%	5.5%
Vodka	(2,057)	(1,789)	(25.4)%	(23.1)%
Tequila	54	54	14.6%	14.6%
Total	(6,257)	(7,404)	(5.8)%	(8.4)%

Our international spirits case sales as a percentage of total spirits case sales increased to 20.6% for the three months ended September 30, 2017 as compared to 18.4% for the comparable prior-year period, primarily due to increased rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase in case sales of ginger beer products for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	89,548	94,943	24.9%	27.6%

Gross profit. Gross profit increased 10.6% to $8.5 million for the three months ended September 30, 2017 from $7.7 million for the comparable prior-year period, while gross margin increased to 40.9% for the three months ended September 30, 2017 as compared to 39.4% for the comparable prior-year period. The increase in gross profit was due to increased aggregate revenue in the current period, partially offset by increased cost of sales in the current period. The increase in gross margin was primarily due to increased sales of our more profitable brands and in our more profitable markets. During the three months ended September 30, 2016, we recorded an addition to allowance for obsolete and slow moving inventory of $0.05 million. We recorded this write-off and allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charges have been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense decreased 2.6% to $4.9 million for the three months ended September 30, 2017 from $5.0 million for the comparable prior-year period, primarily due to a $0.2 million decrease in employee expense. Selling expense as a percentage of net sales decreased to 23.4% for the three months ended September 30, 2017 as compared to 25.7% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 7.4% to $2.3 million for the three months ended September 30, 2017 from $2.1 million for the comparable prior-year period, primarily due to a $0.1 million increase in professional fees and a $0.1 million increase in employee compensation costs. General and administrative expense as a percentage of net sales increased to 11.0% for the three months ended September 30, 2017 as compared to 10.9% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for the three months ended September 30, 2017 as compared to $0.3 million for the comparable prior-year period.

Income from operations. As a result of the foregoing, we had income from operations of $1.2 million for the three months ended September 30, 2017 as compared to $0.3 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by Gosling-Castle Partners, Inc. (“GCP”), our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.025) million for the three months ended September 30, 2017 as compared to net expense of ($0.5) million for the comparable prior-year period.

Foreign exchange gain (loss). Foreign exchange gain for the three months ended September 30, 2017 was $0.02 million as compared to an immaterial loss for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($0.9) million for the three months ended September 30, 2017 as compared to ($0.3) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the debt incurred to finance the purchase of an additional 20% of GCP the (“GCP Share Acquisition”), and expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.3 million for the three months ended September 30, 2017 as compared to $0.2 million for the comparable prior-year period, as a result of net income allocated to the 19.9% noncontrolling interests in GCP in the quarter ended September 30, 2017 and the 40.0% noncontrolling interests in GCP in the quarter ended September 30, 2016. The change in noncontrolling interests from our acquisition of an additional 20.1% of GCP occurred in March 2017.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($0.0) million for the three months ended September 30, 2017 as compared to ($0.7) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.00) per share for each of the three months ended September 30, 2017 and 2016.

Six months ended September 30, 2017 compared with six months ended September 30, 2016

Net sales. Net sales increased 14.8% to $41.7 million for the six months ended September 30, 2017, as compared to $36.4 million for the comparable prior-year period, primarily due to U.S. sales growth of Jefferson’s bourbons, Clontarf Irish whiskey and Goslings Stormy Ginger Beer, partially offset by decreases in vodka and rum sales. For the six months ended September 30, 2017, sales of our Goslings Stormy Ginger Beer increased 38.7% to $13.2 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the distribution to large national and regional retailers and on-premise accounts, although there is no assurance that we will attain such results. The launch of Arran whiskies during the six months ended September 30, 2017 contributed $0.6 million in sales. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the six months ended September 30, 2017 as compared to the six months ended September 30, 2016:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(6,435)	(11,879)	(7.1)%	(17.3)%
Whiskey	5,414	4,915	11.2%	14.1%
Liqueur	3,010	2,745	6.5%	5.9%
Vodka	(3,770)	(3,536)	(23.8)%	(23.8)%
Tequila	(24)	(24)	(3.5)%	(3.5)%
Total	(1,805)	(7,778)	(0.9)%	(4.7)%

Our international spirits case sales as a percentage of total spirits case sales increased to 21.4% for the six months ended September 30, 2017 as compared to 18.3% for the comparable prior-year period, primarily due to increased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase in case sales of ginger beer products for the six months ended September 30, 2017 as compared to the six months ended September 30, 2016:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	245,849	257,132	37.2%	41.5%

Gross profit. Gross profit increased 18.5% to $17.1 million for the six months ended September 30, 2017 from $14.4 million for the comparable prior-year period, while gross margin increased to 41.0% for the six months ended September 30, 2017 as compared to 39.7% for the comparable prior-year period. The increase in gross profit was due to increased aggregate revenue in the current period, partially offset by increased cost of sales in the current period. The increase in gross margin was primarily due to increased sales of our more profitable brands and in our more profitable markets. During the six months ended September 30, 2017, we recorded additions to allowance for obsolete and slow moving inventory of $0.05 million as compared to $0.1 million in the comparable prior-year period. We recorded these write-offs and allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charges have been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 13.4% to $11.0 million for the six months ended September 30, 2017 from $9.7 million for the comparable prior-year period, primarily due to a $1.2 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, and a $0.2 million increase in shipping costs from increased sales volume. Selling expense as a percentage of net sales decreased to 26.2% for the six months ended September 30, 2017 as compared to 26.6% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 10.4% to $4.6 million for the six months ended September 30, 2017 from $4.1 million for the comparable prior-year period, primarily due to a $0.3 million increase in professional fees and a $0.2 million increase in compensation costs. General and administrative expense as a percentage of net sales decreased to 10.9% for the six months ended September 30, 2017 as compared to 11.4% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.4 million for the six months ended September 30, 2017 as compared to $0.5 million for the comparable prior-year period.

Income from operations. As a result of the foregoing, we had income from operations of $1.2 million for the six months ended September 30, 2017 as compared to $0.1 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by GCP, our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was net expense of ($0.05) million for the six months ended September 30, 2017 as compared to net expense of ($0.7) million for the comparable prior-year period.

Foreign exchange (loss) gain. Foreign exchange loss for the six months ended September 30, 2017 was ($0.03) million as compared to income of $0.1 million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.8) million for the six months ended September 30, 2017 as compared to ($0.6) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the debt incurred to finance the GCP Share Acquisition, and expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.4 million for each of the six-month periods ended September 30, 2017 and 2016, as a result of net income allocated to the 19.9% noncontrolling interests in GCP in the quarter ended September 30, 2017 and the 40.0% noncontrolling interests in GCP in the quarter ended September 30, 2016. The change in noncontrolling interests from our acquisition of an additional 20.1% of GCP occurred in March 2017.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($0.9) million for the six months ended September 30, 2017 as compared to ($1.5) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for both the six months ended September 30, 2017 and 2016.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the six months ended September 30, 2017, we had net income of $0.6 million, and used cash of $0.03 million in operating activities. As of September 30, 2017, we had cash and cash equivalents of $0.3 million and had an accumulated deficit of $149.2 million.

We believe our current cash and working capital and the availability under the Credit Facility (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least November 2018.

Existing Financing

We and our wholly-owned subsidiary, Castle Brands (USA) Corp. (“CB-USA”), are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s bourbons, in the amount of $21.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

Pursuant to the Loan Agreement, we and CB-USA may borrow up to the lesser of (x) $21.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement.

In connection with the Loan Agreement, we entered into a Reaffirmation Agreement with (i) certain of our officers, including John Glover, our Executive Vice President and Chief Operating Officer, T. Kelley Spillane, our Senior Vice President - Global Sales, and Alfred J. Small, our Senior Vice President, Chief Financial Officer, Treasurer & Secretary and (ii) certain junior lenders of ours, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director of ours and a principal shareholder of ours, Mark E. Andrews, III, a director of ours and our Chairman, an affiliate of Richard J. Lampen, a director of ours and our President and Chief Executive Officer, an affiliate of Glenn Halpryn, a former director of ours, Dennis Scholl, a former director of ours, and Vector Group Ltd., a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Phillip Frost, M.D. is a principal shareholder, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, us and ACF.

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

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 6.75% (reflecting a discount for achieving one such EBITDA target) and the Purchased Inventory Sublimit currently bears interest at 8.5%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets.

In January 2017, we acquired $1.0 million in aged bulk bourbon purchased under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($65,406), Richard J. Lampen ($43,604), Mark E. Andrews, III ($21,802), Brian L. Heller ($18,532) and Alfred J. Small ($6,541), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

In October 2017, we acquired $1.3 million in aged bulk bourbon purchased under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($51,500), Richard J. Lampen ($34,333), Mark E. Andrews, III ($17,167), Brian L. Heller ($14,592) and Alfred J. Small ($5,150), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

In October 2017, we and CB-USA entered into a Third Amendment (the “Third Amendment”) to the Amended Agreement to amend certain terms of the existing Credit Facility with ACF. Among other changes, the Third Amendment increases the maximum amount of the Credit Facility from $19,000,000 to $21,000,000, and amends the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. We and CB-USA paid ACF an aggregate $20,000 commitment fee in connection with the Amendment. In connection with the Amendment, we and CB-USA also entered into an Amended and Restated Revolving Credit Note.

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2017, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

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

We have arranged various credit facilities aggregating €0.3 million or $0.4 million (translated at the September 30, 2017 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.4 million (translated at the September 30, 2017 exchange rate) with the bank to secure these borrowings.

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

In November 2014, we entered into a distribution agreement (the “2014 Distribution Agreement”) with Barrington Research Associates, Inc. (“Barrington”) as sales agent, under which we were able to issue and sell over time and from time to time, to or through Barrington, shares (the “Shares”) of our Common Stock having a gross sales price of up to $10.0 million. No Shares were issued in the six months ended September 30, 2017 under the 2014 Distribution Agreement. The 2014 Distribution Agreement expired in August 2017 upon the expiration of the Company’s Registration Statement on Form S-3 under which the shares were sold.

Liquidity Discussion

As of September 30, 2017, we had shareholders’ equity of $5.3 million as compared to $4.5 million at March 31, 2017. This increase in shareholders’ equity was due to the exercise of stock options and stock-based compensation expense of $1.0 million, partially offset by our ($0.4) million total comprehensive loss for the three months ended September 30, 2017.

We had working capital of $31.7 million at September 30, 2017 as compared to $31.2 million at March 31, 2017, primarily due to a net loss of $0.9 million, a $4.4 million increase in inventory and a $0.4 million increase in prepaid expenses, which was partially offset by a $2.9 million increase in accounts payable and accrued expenses and a $0.7 million decrease in accounts receivable.

As of September 30, 2017, we had cash and cash equivalents of approximately $0.3 million, as compared to $0.6 million as of March 31, 2017. The decrease is primarily attributable to the funding of our operations and working capital needs. At September 30 and March 31, 2017, we also had approximately $0.4 million (translated at the September 30, 2017 exchange rate) and $0.3 million (translated at the March 31, 2017 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We continue to implement sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. We seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. As our brands continue to grow, our working capital requirements will increase. In particular, the growth of our Jefferson’s brands requires a significant amount of working capital relative to our other brands, as we are required to purchase and hold ever increasing amounts of aged whiskey to meet growing demand. While we are seeking solutions to our long-term whiskey supply needs, we are required to purchase and hold several years’ worth of aged whiskey in inventory until such time as it is aged to our specific brand taste profiles, increasing our working capital requirements and negatively impacting cash flows.

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

We intend to restructure all or a portion of our debt, including the Convertible Notes and Subordinated Note. This restructuring may consist of a combination of expanding and extending the Loan Agreement and Credit Facility with ACF, extending the term of the existing notes, converting some or all of the debt to equity or paying down the debt with funds that may be raised from future equity offerings, although there is no assurance that we will be successful in such restructuring. If we are unable to restructure or refinance our debt, or are unable to raise equity on terms that are acceptable to us, it could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results.

As of September 30, 2017, we had borrowed $12.9 million of the $19.0 million then available under the Credit Facility, including $3.1 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.2 million in potential availability for working capital needs under the Credit Facility and $3.9 million available for aged whiskey inventory purchases. As of November 7, 2017, we had borrowed $16.0 million of the $21.0 million available under the amended Credit Facility, including $4.3 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.3 million in potential availability for working capital needs under the Credit Facility and $2.7 million available for aged whiskey inventory purchases. We believe our current cash and working capital and the availability under the Credit Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least November 2018.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Six months ended September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(26)	$(987)
Investing activities	(263)	(172)
Financing activities	(13)	409
Subtotal	(301)	(749)
Effect of foreign currency translation	13	(1)

Net decrease in cash and cash equivalents	$(289)	$(751)

Operating activities. A substantial portion of available cash has been used to fund our operating activities. In general, these cash funding requirements are based on the costs in maintaining our distribution system and our sales and marketing activities. We have also utilized cash to fund our inventories. In general, these cash outlays for inventories are only partially offset by increases in our accounts payable to our suppliers.

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskies, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at September 30, 2017 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the six months ended September 30, 2017, net cash used in operating activities was $0.03 million, consisting primarily of a $4.4 million increase in inventory, a net loss of $0.6 million and a $0.4 million increase in prepaid expenses. These uses of cash were partially offset by a $2.9 million increase in accounts payable and accrued expenses, a $0.7 million decrease in accounts receivable, stock based compensation expense of $1.0 million, a $0.3 million increase in due to related parties and depreciation and amortization expense of $0.4 million

During the six months ended September 30, 2016, net cash used in operating activities was $1.0 million, consisting primarily of a $1.2 million increase in accounts receivable, an $0.8 million increase in inventory, a net loss of $0.6 million and a $0.4 million increase in prepaid expenses. These uses of cash were partially offset by a $0.7 million increase in accounts payable and accrued expenses, a $0.5 million increase in due to related parties, stock based compensation expense of $0.8 million and depreciation and amortization expense of $0.5 million.

Investing Activities. Net cash used in investing activities was $0.3 million for the six months ended September 30, 2017, representing a $0.2 million investment in non-consolidated affiliate and $0.1 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.2 million for the six months ended September 30, 2016, representing $0.2 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash used in financing activities for the six months ended September 30, 2017 was $0.01 million, consisting primarily of $0.2 million in net payments on the Credit Facility partially offset by $0.2 million from the exercise of stock options.

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of September 30, 2017, we had $12.9 million outstanding under the Credit Facility, including $3.1 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of September 30, 2017, we had an immaterial amount outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $12.9 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at September 30, 2017 would have an impact of approximately $35,549 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended September 30, 2017, Euro denominated sales accounted for approximately 6.3% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended September 30, 2017, Euro denominated expenses accounted for approximately 7.4% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $141,131 on our income from operations for the three months ended September 30, 2017.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At September 30 and March 31, 2017, we had no forward contracts outstanding. Any gain or loss on foreign currency forward contracts, would be included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was income of $55,697 and $19,627 the three months ended September 30, 2017 and 2016, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $3,874 for the three months ended September 30, 2017 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of September 30, 2017, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

Management has had the foregoing reconciliation and review procedures in place and operating since the first quarter of the Company’s fiscal year ending March 31, 2018. Management intends to remediate this material weakness by March 31, 2018, assuming the Company has sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

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

November 9, 2017

