Form 10-Q
period 2017-12-31
Castle Brands Inc
filed 2018-02-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

The Company had 166,141,838 shares of $.01 par value common stock outstanding at February 7, 2018.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$946,367	$611,048
Accounts receivable — net of allowance for doubtful accounts of $368,110 and $302,275 at December 31 and March 31, 2017, respectively	13,604,565	11,460,432
Due from shareholders and affiliates	2,173	—
Inventories— net of allowance for obsolete and slow moving inventory of $398,942 and $312,711 at December 31 and March 31, 2017, respectively	34,782,812	29,801,080
Prepaid expenses and other current assets	3,857,465	3,674,923

Total Current Assets	53,193,382	45,547,483

Equipment — net	886,262	909,780

Intangible assets — net of accumulated amortization of $8,370,986 and $8,035,018 at December 31 and March 31, 2017, respectively	6,075,965	6,387,330
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	776,886	570,097
Restricted cash	371,719	331,455
Other assets	84,480	99,773

Total Assets	$61,884,920	$54,342,144

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,512,329	$7,549,942
Accrued expenses	4,336,643	4,668,708
Due to shareholders and affiliates	1,827,182	2,158,318
Notes payable – 5% Convertible notes (including $700,000 of related party participation at December 31, 2017)	750,000	—

Total Current Liabilities	15,426,154	14,376,968

Long-Term Liabilities
Credit facility, net (including $594,660 and $412,269 of related-party participation at December 31 and March 31, 2017, respectively)	18,396,349	13,033,075
Note payable – 11% Subordinated note	20,000,000	20,000,000
Notes payable – 5% Convertible notes (including $1,100,000 of related party participation at March 31, 2017)	—	1,675,000
Notes payable – GCP Note	219,514	211,580
Deferred tax liability	476,867	558,766
Other	20,666	20,666

Total Liabilities	54,539,550	49,876,055

Commitments and Contingencies (Note 11)
Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31 and March 31, 2017	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at December 31 and March 31, 2017, 165,338,302 and 162,945,805 shares issued and outstanding at December 31 and March 31, 2017, respectively	1,653,383	1,629,458
Additional paid-in capital	153,482,929	150,889,613
Accumulated deficit	(148,706,320)	(148,223,822)
Accumulated other comprehensive loss	(2,126,639)	(2,308,672)

Total controlling shareholders’ equity	4,303,353	1,986,577

Noncontrolling interests	3,042,017	2,479,512

Total Equity	7,345,370	4,466,089

Total Liabilities and Equity	$61,884,920	$54,342,144

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Sales, net*	$24,079,623	$18,309,539	$65,826,060	$54,688,255
Cost of sales*	14,401,686	10,639,299	39,026,255	32,574,640

Gross profit	9,677,937	7,670,240	26,799,805	22,113,615

Selling expense	5,438,815	4,642,419	16,394,222	14,304,931
General and administrative expense	2,458,528	1,922,675	7,020,407	6,053,569
Depreciation and amortization	208,388	251,410	599,623	758,507

Income from operations	1,572,206	853,736	2,785,553	996,608

Other income (expense), net	931	(70)	872	(403)
(Loss) income from equity investment in non-consolidated affiliate	(20,806)	26,362	50,789	49,682
Foreign exchange gain (loss)	25,204	68,720	(7,104)	145,208
Interest expense, net	(976,017)	(330,165)	(2,769,440)	(969,294)

Income before provision for income taxes	601,518	618,583	60,670	221,801
Income tax benefit (expense), net	63,085	273,781	19,337	(414,994)

Net income (loss)	664,603	892,364	80,007	(193,193)
Net income attributable to noncontrolling interests	(199,023)	(469,798)	(562,505)	(850,770)

Net income (loss) attributable to common shareholders	$465,580	$422,566	$(482,498)	$(1,043,963)

Net income (loss) per common share, basic, attributable to common shareholders	$0.00	$0.00	$(0.00)	$(0.01)

Weighted average shares used in computation, basic, attributable to common shareholders	163,470,150	160,963,862	163,249,687	160,728,918

Net income (loss) per common share, diluted, attributable to common shareholders	$0.00	$0.00	$(0.00)	$(0.01)

Weighted average shares used in computation, diluted, attributable to common shareholders	171,121,927	165,245,935	163,249,687	160,728,918

* Sales, net and Cost of sales include excise taxes of $1,938,739 and $1,646,486 for the three months ended December 31, 2017 and 2016, respectively, and $5,338,124 and $5,275,187 for the nine months ended December 31, 2017 and 2016, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Net income (loss)	$664,603	$892,364	$80,007	$(193,193)
Other comprehensive income (loss):
Foreign currency translation adjustment	22,221	(117,079)	182,033	(141,424)

Total other comprehensive income (loss):	22,221	(117,079)	182,033	(141,424)

Comprehensive income (loss)	$686,824	$775,285	$262,040	$(334,617)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2017	162,945,805	$1,629,458	$150,889,613	$(148,223,822)	$(2,308,672)	$2,479,512	$4,466,089
Net loss				(482,498)		562,505	80,007
Foreign currency translation adjustment					182,033		182,033
Exercise of common stock options	269,200	2,692	202,076				204,768
Restricted share grants	1,092,000	10,920	(10,920)				—
Conversion of 5% Convertible Notes to common stock	1,031,297	10,313	917,854				928,167
Stock-based compensation			1,484,306				1,484,306

BALANCE, DECEMBER 31, 2017	165,338,302	$1,653,383	$153,482,929	$(148,706,320)	$(2,126,639)	$3,042,017	$7,345,370

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$80,007	$(193,193)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	599,623	758,507
Provision for doubtful accounts	44,912	34,650
Amortization of deferred financing costs	65,492	124,650
Deferred income tax expense, net	(81,899)	(226,437)
Net income from equity investment in non-consolidated affiliate	(50,789)	(49,682)
Effect of changes in foreign exchange	7,104	(145,208)
Stock-based compensation expense	1,484,306	1,172,008
Accrued interest included in note payable balance	7,934	7,934
Addition to provision for obsolete inventory	100,000	150,000
Changes in operations, assets and liabilities:
Accounts receivable	(2,168,286)	(621,122)
Due from affiliates	(2,173)	(942)
Inventory	(4,983,428)	(3,827,236)
Prepaid expenses and other current assets	(172,666)	(312,315)
Other assets	(44,259)	(50,273)
Accounts payable and accrued expenses	614,171	1,004,720
Due to shareholders and affiliates	(331,136)	(28,263)

Total adjustments	(4,911,094)	(2,009,009)

NET CASH USED IN OPERATING ACTIVITIES	(4,831,087)	(2,202,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(224,792)	(320,331)
Acquisition of intangible assets	(24,603)	(9,375)
Investment in non-consolidated affiliate, at equity	(156,000)	—
Change in restricted cash	(16)	(7,102)

NET CASH USED IN INVESTING ACTIVITIES	(405,411)	(336,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on credit facility	5,357,334	1,886,878
Payments for costs of stock issuance	—	(14,355)
Proceeds from exercise of common stock options	204,768	187,286

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,562,102	2,059,809

EFFECTS OF FOREIGN CURRENCY TRANSLATION	9,715	(13,581)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	335,319	(492,782)
CASH AND CASH EQUIVALENTS — BEGINNING	611,048	1,430,532

CASH AND CASH EQUIVALENTS — ENDING	$946,367	$937,750

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash financing activities
Conversion of 5% convertible note to common stock	$928,167	$—
Interest paid	$2,601,139	$847,235
Income taxes paid	$669,500	$1,553,377

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

B.	Liquidity – The Company believes that its current cash and working capital and the availability under the Credit Facility (as defined in Note 7C) will enable it to fund its obligations until it achieves profitability and positive cash flows from operations, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least February 2019.

C.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskeys, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

D.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

E.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

F.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

G.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

H.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

I.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

-	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are directly or indirectly observable for the asset or liability for substantially the full term of the financial instrument.
-	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

J.	Income taxes — In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017 and the recognition of tax net operating loss carryfowards. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its current financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, “Income Taxes”, (“ASC 740”) in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is complete. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate for each quarter of the fiscal year, which in the Company’s case is 31.5% for the fiscal year ending March 31, 2018. Thereafter, the applicable statutory rate is 21.0%.

ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, the Company reduced the statutory rate that applies to its year-to-date earnings from 35.0% to 31.5%. In addition, the Company remeasured its deferred tax assets and liabilities based on the new rate. The combined result of the 2017 Tax Act resulted in a tax benefit of $40,485 during the three months ended December 31, 2017.

Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has adopted the provisions of ASC 740 and as of December 31, 2017, the Company had reserves for uncertain tax positions (including related interest and penalties) for various state and local tax issues of $20,666. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

The Company’s income tax expense for the three months ended December 31, 2017 and 2016 consists of federal, state and local taxes. In connection with the Company’s investment in GCP, the Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $2,222,222, increasing the value of the asset. For the three months ended December 31, 2017 and 2016, the Company recognized $63,085 and $273,781 of income tax benefit, net, respectively. For the nine months ended December 31, 2017, the Company recognized $19,337 of income tax benefit, net and for the nine months ended December 31, 2016, the Company recognized ($414,994) of income tax expense, net, respectively. GCP is currently under a tax audit by New York State for the tax year ended March 31, 2016.

K.	Recent accounting pronouncements — In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company as of April 1, 2018. The Company expects to transition to ASU 2014-09 using the Modified-Retrospective Method, under which the prior years’ data is not recast; instead, a single adjustment is made to equity at the beginning of the initial year of application. This single entry should adjust the beginning equity balance to what it would have been if the entity had applied ASU 2014-09 to either (a) all unfinished contracts as of the beginning of the current period, or (b) all contracts pertaining to the years presented. The Company is currently evaluating the new guidance but does not believe the adoption of this guidance will have a material impact on the Company’s results of operations, cash flows and financial condition.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

L.	Accounting standards adopted — In August 2017, the FASB issued Accounting Standards Update 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of the hedge accounting compared to current GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance in the current period and determined that its adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 — BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options, vesting of restricted shares or conversion of convertible notes outstanding.

In computing diluted net income per share for the three months ended December 31, 2017 and 2016, no adjustment has been made to the weighted average outstanding common shares for the assumed conversion of convertible notes as assumed conversion of these securities is anti-dilutive.

Potential common shares not included in calculating diluted net income per share are as follows:

	Three months ended December 31,
	2017	2016
Stock options	—	—
Unvested restricted stock	—	—
5% Convertible notes	833,333	1,861,111

Total	833,333	1,861,111

In computing diluted net (loss) per share for the nine months ended December 31, 2017 and 2016, no adjustment has been made to the weighted average outstanding common shares for the assumed conversion of exercise of stock options, vesting of restricted shares and convertible notes is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Nine months ended December 31,
	2017	2016
Stock options	15,494,108	15,907,696
Unvested restricted stock	1,092,000	—
5% Convertible notes	833,333	1,861,111

Total	17,419,441	17,768,807

NOTE 3 — INVENTORIES

	December 31, 2017	March 31, 2017
Raw materials	$20,755,116	$16,714,225
Finished goods – net	14,027,696	13,086,855

Total	$34,782,812	$29,801,080

As of December 31, and March 31, 2017, 9% of raw materials and 4% and 7%, respectively, of finished goods were located outside of the United States.

In the nine months ended December 31, 2017, the Company acquired $6,634,271 of bulk whiskey in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow-moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or net realizable value.

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

For the three months ended December 31, 2017 and 2016, GCP had pretax net income on a stand-alone basis of $994,600 and $1,016,217, respectively. The Company allocated a portion of this net income, or $199,915 and $406,487, to non-controlling interest for the three months ended December 31, 2017 and 2016, respectively. For the nine months ended December 31, 2017 and 2016, GCP had pretax net income on a stand-alone basis of $2,846,141 and $2,657,241, respectively. The Company allocated a portion of this net income, or $572,074 and $1,062,896, to non-controlling interest for the nine months ended December 31, 2017 and 2016, respectively. The cumulative balance allocated to noncontrolling interests in GCP was $3,042,017 and $2,479,512 at December 31 and March 31, 2017, respectively, as shown on the accompanying condensed consolidated balance sheets.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated to the storage of Jefferson’s whiskies. In September 2017, CB-USA purchased an additional 5% of Copperhead for $156,000 from an existing shareholder. The Company has accounted for this investment under the equity method of accounting. For the three months ended December 31, 2017, the Company recognized a loss of ($20,806) from this investment. For the three months ended December 31, 2016, the Company recognized income of $26,362 from this investment. For the nine months ended December 31, 2017 and 2016, the Company recognized $50,789 and $49,362 of income from this investment, respectively. The investment balance was $776,886 and $570,097 at December 31 and March 31, 2017, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of December 31 and March 31, 2017.

Intangible assets consist of the following:

	December 31, 2017	March 31, 2017
Definite life brands	$170,000	$170,000
Trademarks	641,693	631,693
Rights	8,271,555	8,271,555
Product development	201,270	186,668
Patents	994,000	994,000
Other	55,460	55,460

	10,333,979	10,309,376
Less: accumulated amortization	8,370,986	8,035,018

Net	1,962,993	2,274,358
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$6,075,965	$6,387,330

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	December 31, 2017	March 31, 2017
Definite life brands	$170,000	$170,000
Trademarks	394,266	367,294
Rights	6,869,993	6,617,062
Product development	43,840	34,478
Patents	892,887	843,184
Accumulated amortization	$8,370,986	$8,035,018

NOTE 6 — RESTRICTED CASH

At December 31 and March 31, 2017, the Company had €310,319 or $371,719 (translated at the December 31, 2017 exchange rate) and €310,305 or $331,455 (translated at the March 31, 2017 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 — NOTES PAYABLE

	December 31, 2017	March 31, 2017
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$—	$—
Note payable – GCP note (B)	219,514	211,580
Credit facility (C)	18,490,458	13,133,124
5% Convertible notes (D)	750,000	1,675,000
11% Subordinated Note (E)	20,000,000	20,000,000

Total	$39,459,972	$35,019,704

A.	The Company has arranged various credit facilities aggregating €310,319 or $371,719 (translated at the December 31, 2017 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. There was no balance on the credit facilities included in notes payable at each of December 31 and March 31, 2017.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2017, $10,579 of accrued interest was converted to amounts due to affiliates. At December 31, 2017, $219,514, consisting of $211,580 of principal and $7,934 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2017, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into a loan agreement with Keltic Financial Partners II, LP (“Keltic”), which, as amended, provides for availability (subject to certain terms and conditions) of a facility of up to $21.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital.

In September 2014, the Company and CB-USA entered into an Amended and Restated Loan and Security Agreement (as amended, the “Amended Agreement”) with ACF FinCo I LP (“ACF”), as successor in interest to Keltic, in order to amend certain terms of the Credit Facility and the Bourbon Term Loan (defined below). Among other changes, the Amended Agreement modified certain aspects of the existing Credit Facility, including increasing the maximum amount of the Credit Facility from $8,000,000 to $12,000,000 and increasing the inventory sub-limit from $4,000,000 to $6,000,000. In addition, the term of the Credit Facility was extended from December 31, 2016 to July 31, 2019. The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of December 31, 2017, the Credit Facility interest rate was 7.0%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company paid ACF an aggregate $120,000 amendment fee in connection with the execution of the Amended Agreement.

In connection with the amendment, the Company and CB-USA entered into the following ancillary agreements: (i) a Reaffirmation Agreement with (a) certain officers of the Company and CB-USA, including John Glover, the Company’s Chief Operating Officer, T. Kelley Spillane, the Company’s Senior Vice President - Global Sales, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, (b) certain participants in the Bourbon Term Loan and (c) certain junior lenders to the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, an affiliate of Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, an affiliate of Glenn Halpryn, a former director of the Company, Dennis Scholl, a former director of the Company, and Vector Group Ltd., a more than 5% shareholder of the Company, of which Richard Lampen is an executive officer, Henry Beinstein, a director of the Company is a director, and Phillip Frost M.D. is a principal shareholder, which, among other things, reaffirms the existing Validity and Support Agreements by and among each officer, the Company, CB-USA and ACF, as successor-in-interest to Keltic; (ii) an Amended and Restated Term Note; and (iii) an Amended and Restated Revolving Credit Note.

In connection with the Amended Agreement, on September 22, 2014, ACF entered into an amendment to that certain Subordination Agreement, dated as of August 7, 2013 (as amended, the “Subordination Agreement”), by and among ACF, as successor-in-interest to Keltic, and certain junior lenders to the Company; neither the Company nor CB-USA is a party to the Subordination Agreement.

In August 2015, the Company and CB-USA entered into a First Amendment (the “Loan Agreement Amendment”) to the Amended Agreement. Among other changes, the Loan Agreement Amendment increased the amount of the Credit Facility from $12,000,000 to $19,000,000, including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. The maturity date remained unchanged at July 31, 2019. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of December 31, 2017, the interest rate applicable to the Purchased Inventory Sublimit was 8.75%. The monthly facility fee remains 0.75% per annum of the maximum principal amount of the Credit Facility (excluding the Purchased Inventory Sublimit). Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed. The Company paid ACF an aggregate $45,000 commitment fee in connection with the Loan Agreement Amendment.

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

ACF also required as a condition to entering into the Loan Agreement Amendment that ACF enter into a participation agreement with certain related parties of the Company, including Frost Gamma Investments Trust, Mark E. Andrews, III, Richard J. Lampen, Brian L. Heller, our General Counsel and Assistant Secretary, and Alfred J. Small, to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4,900,000. Neither the Company nor CB-USA is a party to the participation agreement. However, the Company and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which the Company and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the Loan Agreement Amendment and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $21,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit. For the nine months ended December 31, 2017, the Company paid interest at 6.5% through June 14, 2017, then 6.75% through December 13, 2017, and then 7.0% through December 31, 2017 on the Amended Agreement. For the nine months ended December 31, 2017, the Company paid interest at 8.25% through June 14, 2017, then at 8.5% through December 13, 2017, and then 8.75% through December 31, 2017 on the Purchased Inventory Sublimit. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Loan Agreement Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At December 31, 2017, the Company was in compliance, in all respects, with the covenants under the Amended Agreement.

In August 2015, the Company used $3,000,000 of the Purchased Inventory Sublimit to acquire aged bourbon inventory. Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), Brian L. Heller ($42,500) and Alfred J. Small ($15,000) each acquired participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. In January 2017, the Company acquired $1,030,000 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of the Company, including Frost Gamma Investments Trust ($51,500), Richard J. Lampen ($34,333), Mark E. Andrews, III ($17,167), Brian L. Heller ($14,592), and Alfred J. Small ($5,150), as junior participants in the Purchased Inventory Sublimit with respect to such purchase. In October 2017, the Company acquired $1,308,125 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of the Company, including Frost Gamma Investments Trust ($65,406), Richard J. Lampen ($43,604), Mark E. Andrews, III ($21,802), Brian L. Heller ($18,532), and Alfred J. Small ($6,541), as junior participants in the Purchased Inventory Sublimit with respect to such purchase. In December 2017, the Company acquired $900,425 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of the Company, including Frost Gamma Investments Trust ($45,021), Richard J. Lampen ($30,014), Mark E. Andrews, III ($15,007), Brian L. Heller ($12,756), and Alfred J. Small ($4,502), as junior participants in the Purchased Inventory Sublimit with respect to such purchase. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum.

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

At December 31 and March 31, 2017, $18,490,458 and $13,133,124, respectively, due on the Credit Facility was included in long-term liabilities. At December 31 and March 31, 2017, there was $2,509,542 and $5,866,876, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $94,109 and $100,049 of debt issuance costs at December 31 and March 31, 2017, respectively, as direct deductions from the carrying amount of the related debt liability.

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

During the nine months ended December 31, 2017, certain holders of the Convertible Notes converted an aggregate $928,167 of the outstanding principal and interest balances of their Convertible Notes into 1,031,297 shares of the Company’s common stock, pursuant to the terms of the Convertible Notes. The converting holders included Mark E. Andrews, III and an affiliate of Richard J. Lampen.

In January 2018, an affiliate of Dr. Phillip Frost and Vector Group Ltd. converted an aggregate $703,833 of the outstanding principal and interest balance of their Convertible Notes of into 782,037 shares of the Company’s common stock, pursuant to the terms of the Convertible Notes.

At December 31, 2017, $750,000 of principal due on the Convertible Notes was included in current liabilities and at March 31, 2017, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities, respectively.

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

The Company did not sell any Shares pursuant to the 2014 Distribution Agreement during the nine months ended December 31, 2017. The Company did not sell any Shares pursuant to the 2014 Distribution Agreement during the nine months ended December 31, 2016, but incurred $12,000 of issuance costs related to the 2014 Distribution Agreement.

The 2014 Distribution Agreement expired in August 2017 upon the expiration of the Company’s Registration Statement on Form S-3 under which the Shares were sold.

Convertible Notes conversion - In the nine months ended December 31, 2017, Convertible Note holders converted $928,167 of Convertible Notes and interest accrued thereon into 1,031,297 shares of common stock. The converting holders included Mark E. Andrews, III and an affiliate of Richard J. Lampen.

GCP Acquisition - As described in Note 4, in March 2017, the Company issued 1,800,000 shares of common stock to the Sellers in connection with the GCP Acquisition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At December 31 and March 31, 2017, the Company had no forward contracts outstanding.

NOTE 10 — STOCK-BASED COMPENSATION

In April 2017, the Company granted to employees, directors and certain consultants an aggregate of 1,092,000 restricted shares of the Company’s common stock under the Company’s 2013 Incentive Compensation Plan. The restricted shares vest 25% on each of the first four anniversaries of the grant date. The Company has valued the shares at $1,843,078.

Stock-based compensation expense for the three months ended December 31, 2017 and 2016 amounted to $504,490 and $409,511, respectively. Stock-based compensation expense for the nine months ended December 31, 2017 and 2016 amounted to $1,484,306 and $1,172,008, respectively. At December 31, 2017, total unrecognized compensation cost amounted to $6,694,517, representing 4,226,500 unvested options and 1,092,000 unvested shares of restricted stock. This cost is expected to be recognized over a weighted-average vesting period of 2.12 years. There were 269,200 options exercised during the nine months ended December 31, 2017 and 612,989 options exercised during the nine months ended December 31, 2016. The Company did not recognize any related tax benefit for the three and nine months ended December 31, 2017 and 2016 from option exercises, as the effects were de minimis.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2018, the Company has contracted to purchase approximately €1,017,189 or $1,218,450 (translated at the December 31, 2017 exchange rate) in bulk Irish whiskey, of which €694,043, or $831,366 (translated at the December 31, 2017 exchange rate), has been purchased as of December 31, 2017. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the year ending June 30, 2018, the Company has contracted to purchase approximately €442,274 or $529,783 (translated at the December 31, 2017 exchange rate) in bulk Irish whiskey, of which €338,632, or $405,634 (translated at the December 31, 2017 exchange rate), has been purchased as of December 31, 2017. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.

The Company entered into a supply agreement with a bourbon distiller, which provided for the production of newly-distilled bourbon whiskey through December 31, 2019. Under this agreement, the distiller was to provide the Company with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ended December 31, 2016, the Company contracted and purchased approximately $2,053,750 in newly distilled bourbon. For the contract year ended December 31, 2017, the Company originally contracted to purchase approximately $2,464,500 in newly distilled bourbon, $1,959,801 of which had been purchased as of December 31, 2017. The Company is not obligated to pay the distiller for any product not yet received. During the term of this supply agreement, the distiller had the right to limit additional purchases to ten percent above the commitment amount. In March 2017, the distiller notified the Company of its intent to terminate the contract under its terms after the 2017 contract year, and to limit the purchase amount for the 2017 contract year to no more than the 2016 contract year amount.

In October 2017, the Company entered into a new supply agreement with a different bourbon distiller. Under this agreement, the distiller will provide the Company with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, the Company has contracted to purchase approximately $3,900,000 in newly distilled bourbon, none of which had been purchased as of December 31, 2017. The Company is not obligated to pay the distiller for any product not yet received.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,797 (translated at the December 31, 2017 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. The Company has also entered into non-cancelable operating leases for certain office equipment.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

E.	As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014, August 2015 and October 2017.

F.	Except as set forth below, the Company believes that neither it, nor any of its subsidiaries, is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

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

B.

Customers — Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies (“SGWS”) accounted for approximately 38.4% and 42.3% of the Company’s net sales for the three months ended December 31, 2017 and 2016, respectively. Sales to SGWS accounted for approximately 38.2% and 37.1% of the Company’s net sales for the nine months ended December 31, 2017 and 2016, respectively, and approximately 40.6% and 33.2% of accounts receivable at December 31 and March 31, 2017, respectively.

NOTE 13 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the sale of premium beverage alcohol. The Company’s product categories are rum, whiskeys, liqueurs, vodka, tequila and ginger beer, a related non-alcoholic beverage product. The Company reports its operations in two geographic areas: International and United States.

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

	Three Months ended December 31,
	2017		2016
Consolidated Sales, net:
International	$2,390,478	9.9%	$2,062,991	11.3%
United States	21,689,145	90.1%	16,246,548	88.7%

Total Consolidated Sales, net	$24,079,623	100.0%	$18,309,539	100.0%

Consolidated Income (Loss) from Operations:
International	$(7,228)	(0.5)%	$15,988	1.9%
United States	1,579,434	100.5%	837,748	98.1%

Total Consolidated Income from Operations	$1,572,206	100.0%	$853,736	100.0%

Consolidated Net Income Attributable to Common Shareholders:
International	$36,186	7.8%	$16,250	3.8%
United States	429,394	92.2%	406,316	96.2%

Total Consolidated Net Income Attributable to Common Shareholders	$465,580	100.0%	$422,566	100.0%

Income tax benefit net
United States	$63,085	100.0%	$273,781	100.0%

Consolidated Sales, net by category:
Whiskey	$10,811,701	44.9%	$7,656,767	41.8%
Rum	3,758,793	15.6%	3,392,725	18.5%
Liqueur	2,723,578	11.3%	1,871,683	10.2%
Vodka	377,999	1.6%	354,884	1.9%
Tequila	26,565	0.1%	53,788	0.3%
Ginger beer	6,380,987	26.4%	4,979,692	27.2%

Total Consolidated Sales, net	$24,079,623	100.0%	$18,309,539	100.0%

	Nine months ended December 31,
	2017		2016
Consolidated Sales, net:
International	$6,832,624	10.4%	$5,862,534	10.7%
United States	58,993,436	89.6%	48,825,721	89.3%

Total Consolidated Sales, net	$65,826,060	100.0%	$54,688,255	100.0%

Consolidated Income (Loss) from Operations:
International	$(20,489)	(0.7)%	$(89,079)	(8.9)%
United States	2,806,042	100.7%	1,085,687	108.9%

Total Consolidated Income from Operations	$2,785,553	100.0%	$996,608	100.0%

Consolidated Net Income (Loss) Attributable to Common Shareholders:
International	$78,447	(16.3)%	$(45,884)	4.4%
United States	(560,945)	116.3%	(998,079)	95.6%

Total Consolidated Net Loss Attributable to Common Shareholders	$(482,498)	100.0%	$(1,043,963)	100.0%

Income tax benefit (expense), net:
United States	$19,337	100.0%	$(414,994)	100.0%

Consolidated Sales, net by category:
Whiskey	$25,317,480	38.5%	$19,642,471	35.9%
Rum	12,380,558	18.8%	12,842,295	23.5%
Liqueur	7,361,924	11.2%	6,377,875	11.7%
Vodka	1,021,253	1.5%	1,146,521	2.1%
Tequila	156,301	0.2%	181,127	0.3%
Ginger beer	19,588,544	29.8%	14,497,966	26.5%

Total Consolidated Sales, net	$65,826,060	100.0%	$54,688,255	100.0%

	As of December 31, 2017		As of March 31, 2017
Consolidated Assets:
International	$3,028,366	4.9%	$3,234,536	6.0%
United States	58,856,554	95.1%	51,107,608	94.0%

Total Consolidated Assets	$61,884,920	100.0%	$54,342,144	100.0%

*Includes related non-beverage alcohol products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskeys, liqueurs, vodka and tequila. We also develop and market our related non-alcoholic beverage product, Goslings Stormy Ginger Beer. We distribute our products in all 50 U.S. states and the District of Columbia and in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Finland, Norway, Sweden, Denmark, and the Duty-Free markets. We market the following brands, among others:

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

Recent Developments

Craft Beverage Modernization and Tax Reform Act of 2017

We expect to benefit from changes to excise tax rates resulting from the enactment of the Craft Beverage Modernization and Tax Reform Act of 2017. The amount of such benefit cannot be quantified at this time. We are awaiting the announcement of, and establishment of, appropriate procedures by the Alcohol and Tobacco Tax and Trade Bureau (TTB) and U.S. Customs and Border Protection (CBP) regarding such excise tax changes.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2017, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2017, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.19786 (equivalent to U.S. $1.00 = €0.83482) and £1.00 = U.S. $1.34912 (equivalent to U.S. $1.00 = £0.74122).

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine- liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Cases
United States	90,815	73,816	248,058	238,837
International	20,215	19,541	63,133	56,486

Total	111,030	93,357	311,191	295,323

Rum	35,361	33,196	119,719	123,989
Whiskey	36,477	29,365	90,146	77,620
Liqueur	31,561	22,673	80,959	69,061
Vodka	7,484	7,839	19,563	23,688
Tequila	147	284	804	965

Total	111,030	93,357	311,191	295,323

Percentage of Cases
United States	81.8%	79.1%	79.7%	80.9%
International	18.2%	20.9%	20.3%	19.1%

Total	100.0%	100.0%	100.0%	100.0%

Rum	31.9%	35.5%	38.4%	42.0%
Whiskey	32.9%	31.5%	29.0%	26.3%
Liqueur	28.4%	24.3%	26.0%	23.4%
Vodka	6.7%	8.4%	6.3%	8.0%
Tequila	0.1%	0.3%	0.3%	0.3%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of our related non-alcoholic beverage products, Goslings Stormy Ginger Beer, for the periods presented:

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Cases
United States	412,146	328,566	1,289,575	948,863
International	22,955	10,071	52,404	50,803

Total	435,101	338,637	1,341,979	999,666

Percentage of Cases
United States	94.7%	97.0%	96.1%	94.9%
International	5.3%	3.0%	3.9%	5.1%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8%	58.1%	59.3%	59.6%

Gross profit	40.2%	41.9%	40.7%	40.4%

Selling expense	22.6%	25.4%	24.9%	26.2%
General and administrative expense	10.2%	10.5%	10.7%	11.1%
Depreciation and amortization	0.9%	1.4%	0.9%	1.4%

Income from operations	6.5%	4.6%	4.2%	1.7%

Other income (expense), net	0.0%	(0.0)%	0.0%	(0.1)%
Foreign exchange gain (loss)	0.1%	0.4%	(0.0)%	0.3%
(Loss) income from equity investment in non-consolidated affiliate	(0.1)%	0.1%	0.1%	0.1%
Interest expense, net	(4.1)%	(1.8)%	(4.2)%	(1.8)%

Income before provision for income taxes	2.4%	3.3%	0.1%	0.2%
Income tax benefit (expense), net	0.3%	1.5%	0.0%	(0.8)%

Net income (loss)	2.7%	4.8%	0.1%	(0.6)%
Net income attributable to noncontrolling interests	(0.8)%	(2.6)%	(0.9)%	(1.6)%
Net income (loss) attributable to common shareholders	1.9%	2.2%	(0.8)%	(2.2)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Net Income (loss) attributable to common shareholders	$465,580	$422,566	$(482,498)	$(1,043,963)
Adjustments:
Interest expense, net	976,017	330,165	2,769,440	969,294
Income tax (benefit) expense, net	(63,085)	(273,781)	(19,337)	414,994
Depreciation and amortization	208,388	251,410	599,623	758,507
EBITDA income	1,586,900	730,360	2,867,228	1,098,832
Allowance for doubtful accounts	14,100	11,550	44,912	34,650
Allowance for obsolete inventory	50,000	50,000	100,000	150,000
Stock-based compensation expense	504,490	409,511	1,484,386	1,172,008
Other (income) expense, net	(931)	70	(872)	403
Loss (income) from equity investments in non-consolidated affiliate	20,806	(26,362)	(50,789)	(49,682)
Foreign exchange (gain) loss	(25,204)	(68,720)	7,104	(145,209)
Net income attributable to noncontrolling interests	199,023	469,798	562,505	850,770
EBITDA, as adjusted	$2,349,184	$1,576,207	$5,014,474	$3,111,772

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

Our EBITDA, as adjusted, increased to $2.3 million for the three months ended December 31, 2017, as compared to $1.6 million for the comparable prior-year period and increased to $5.0 million for the nine months ended December 31, 2017, as compared to $3.1 million for the comparable prior-year period.

Three months ended December 31, 2017 compared with three months ended December 31, 2016

Net sales. Net sales increased 31.5% to $24.1 million for the three months ended December 31, 2017, as compared to $18.3 million for the comparable prior-year period, primarily due to U.S. sales growth of Jefferson’s whiskeys, Goslings rums, Goslings Stormy Ginger Beer and certain liqueur brands. For the three months ended December 31, 2017, sales of our Goslings Stormy Ginger Beer increased 28.1% to $6.4 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the distribution to large national and regional retailers and on-premise accounts, although there is no assurance that we will attain such results. Net sales during the three months ended December 31, 2017 included $0.2 million in sales of Arran whiskies, which was launched in the first quarter of our current fiscal year. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	2,165	2,992	6.5%	13.5%
Whiskey	7,112	4,911	24.2%	21.9%
Liqueurs	8,888	8,875	39.2%	39.3%
Vodka	(355)	358	(4.5)%	5.6%
Tequila	(137)	(137)	(48.2)%	(48.2)%
Total	17,673	16,999	18.9%	23.0%

Our international spirits case sales as a percentage of total spirits case sales decreased to 18.2% for the three months ended December 31, 2017 as compared to 20.9% for the comparable prior-year period, primarily due to decreased rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavian countries.

The following table presents the increase in case sales of ginger beer products for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S
Ginger Beer Products	96,464	83,580	28.5%	25.4%

Gross profit. Gross profit increased 26.2% to $9.7 million for the three months ended December 31, 2017 from $7.7 million for the comparable prior-year period, while gross margin decreased to 40.2% for the three months ended December 31, 2017 as compared to 41.9% for the comparable prior-year period. The increase in gross profit was due to increased aggregate revenue in the current period, partially offset by increased cost of sales in the current period. The decrease in gross margin was primarily due to decreased sales of our more profitable brands and in our more profitable markets and the increase in certain of our lower margin liqueur brands. During each of the three months ended December 31, 2017 and 2016, we recorded an addition to allowance for obsolete and slow moving inventory of $0.05 million. We recorded these write-offs and allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charges have been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 17.2% to $5.4 million for the three months ended December 31, 2017 from $4.6 million for the comparable prior-year period, primarily due to a $0.7 million dollar increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs in support of the increased revenue and a $0.1 million increase in each of shipping costs and commission expense from increased sales volume, partially offset by a $0.1 million decrease in employee expense. Selling expense as a percentage of net sales decreased to 22.6% for the three months ended December 31, 2017 as compared to 25.4% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 27.9% to $2.5 million for the three months ended December 31, 2017 from $1.9 million for the comparable prior-year period, primarily due to a $0.3 million increase in professional fees and a $0.2 million increase in employee compensation costs. General and administrative expense as a percentage of net sales decreased to 10.2% for the three months ended December 31, 2017 as compared to 10.5% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for the three months ended December 31, 2017 as compared to $0.3 million for the comparable prior-year period.

Income from operations. As a result of the foregoing, we had income from operations of $1.6 million for the three months ended December 31, 2017 as compared to $0.9 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax benefit (expense), net. Income tax benefit (expense), net is the estimated tax benefit or expense primarily attributable to the net taxable income recorded by Gosling-Castle Partners, Inc. (“GCP”), our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was a net benefit of $0.1 million for the three months ended December 31, 2017 as compared to a net benefit of $0.3 million for the comparable prior-year period.

Foreign exchange gain (loss). Foreign exchange gain for the three months ended December 31, 2017 was $0.03 million as compared to a gain of $0.07 million for the comparable prior-year period due to the net effects of fluctuations of the dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.0) million for the three months ended December 31, 2017 as compared to ($0.3) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the debt incurred to finance the purchase of an additional 20.1% of GCP the (“GCP Share Acquisition”), and expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s whiskeys and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was ($0.2) million for the three months ended December 31, 2017 as compared to ($0.5) million for the comparable prior-year period, as a result of net income allocated to the 19.9% noncontrolling interests in GCP in the quarter ended December 31, 2017 and the 40.0% noncontrolling interests in GCP in the quarter ended December 31, 2016. The change in noncontrolling interests from our acquisition of an additional 20.1% of GCP occurred in March 2017.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net income attributable to common shareholders improved to $0.5 million for the three months ended December 31, 2017 as compared to $0.4 million for the comparable prior-year period. Net loss per common share, basic and diluted, was $0.00 per share for each of the three months ended December 31, 2017 and 2016.

Nine months ended December 31, 2017 compared with nine months ended December 31, 2016

Net sales. Net sales increased 20.4% to $65.8 million for the nine months ended December 31, 2017, as compared to $54.7 million for the comparable prior-year period, primarily due to U.S. sales growth of Jefferson’s whiskeys, Goslings Stormy Ginger Beer and certain liqueur brands, partially offset by decreases in vodka and rum sales. For the nine months ended December 31, 2017, sales of our Goslings Stormy Ginger Beer increased 35.1% to $19.6 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the distribution to large national and regional retailers and on-premise accounts, although there is no assurance that we will attain such results. The launch of Arran whiskies during the nine months ended December 31, 2017 contributed $0.8 million in sales. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S	Overall	U.S
Rum	(4,270)	(8,887)	(3.4)%	(9.8)%
Whiskey	12,526	9,826	16.1%	17.2%
Liqueurs	11,898	11,620	17.2%	16.9%
Vodka	(4,125)	(3,178)	(17.4)%	(15.0)%
Tequila	(161)	(161)	(16.7)%	(16.7)%
Total	15,868	9,221	5.4%	3.9%

Our international spirits case sales as a percentage of total spirits case sales increased to 20.3% for the nine months ended December 31, 2017 as compared to 19.1% for the comparable prior-year period, primarily due to increased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase in case sales of ginger beer products for the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	342,313	340,712	34.2%	35.9%

Gross profit. Gross profit increased 21.2% to $26.8 million for the nine months ended December 31, 2017 from $22.1 million for the comparable prior-year period, while gross margin increased to 40.7% for the nine months ended December 31, 2017 as compared to 40.4% for the comparable prior-year period. The increase in gross profit was due to increased aggregate revenue in the current period, partially offset by increased cost of sales in the current period. The increase in gross margin was primarily due to increased sales of our more profitable brands and in our more profitable markets. During the nine months ended December 31, 2017, we recorded additions to allowance for obsolete and slow moving inventory of $0.1 million as compared to $0.2 million in the comparable prior-year period. We recorded these write-offs and allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charges have been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 14.6% to $16.4 million for the nine months ended December 31, 2017 from $14.3 million for the comparable prior-year period, primarily due to a $1.9 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, and a $0.3 million increase in shipping costs and a $0.2 million increase in commission expense from increased sales volume, partially offset by a $0.3 million decrease in employee expense. Selling expense as a percentage of net sales decreased to 24.9% for the nine months ended December 31, 2017 as compared to 26.2% for the comparable prior-year period.

General and administrative expense. General and administrative expense increased 16.0% to $7.0 million for the nine months ended December 31, 2017 from $6.1 million for the comparable prior-year period, primarily due to a $0.7 million increase in professional fees and a $0.3 million increase in compensation costs. General and administrative expense as a percentage of net sales decreased to 10.7% for the nine months ended December 31, 2017 as compared to 11.1% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.6 million for the nine months ended December 31, 2017 as compared to $0.8 million for the comparable prior-year period.

Income from operations. As a result of the foregoing, we had income from operations of $2.8 million for the nine months ended December 31, 2017 as compared to $1.0 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax benefit (expense), net. Income tax benefit (expense), net is the estimated tax benefit or expense primarily attributable to the net taxable income recorded by GCP, our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was a net benefit of $0.02 million for the nine months ended December 31, 2017 as compared to net expense of ($0.4) million for the comparable prior-year period.

Foreign exchange (loss) gain. Foreign exchange loss for the nine months ended December 31, 2017 was de minimis as compared to a gain of $0.1 million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($2.8) million for the nine months ended December 31, 2017 as compared to ($1.0) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the debt incurred to finance the GCP Share Acquisition, and expected borrowings under credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s whiskeys and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was ($0.6) million for the nine months ended December 31, 2017 as compared to ($0.9) million for the comparable prior year period, both as a result of net income allocated to the 19.9% noncontrolling interests in GCP in the nine months ended December 31, 2017 and the 40.0% noncontrolling interests in GCP in the nine months ended December 31, 2016. The change in noncontrolling interests from our acquisition of an additional 20.1% of GCP occurred in March 2017.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($0.5) million for the nine months ended December 31, 2017 as compared to ($1.0) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.00) per share for the nine months ended December 31, 2017 as compared to ($0.01) per share for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the nine months ended December 31, 2017, we had net income of $0.1 million, and used cash of $4.8 million in operating activities. As of December 31, 2017, we had cash and cash equivalents of $0.9 million and had an accumulated deficit of $148.7 million.

We believe our current cash and working capital and the availability under the Credit Facility (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least February 2019.

Existing Financing

We and our wholly-owned subsidiary, Castle Brands (USA) Corp. (“CB-USA”), are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s whiskeys, in the amount of $21.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

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

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 7.0% (reflecting a discount for achieving one such EBITDA target) and the Purchased Inventory Sublimit currently bears interest at 8.75%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets.

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

In December 2017, we acquired $1.0 million in aged bulk bourbon purchased under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($45,021), Richard J. Lampen ($30,014), Mark E. Andrews, III ($15,007), Brian L. Heller ($12,756) and Alfred J. Small ($4,502), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

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

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2017, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

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

We have arranged various credit facilities aggregating €0.3 million or $0.4 million (translated at the December 31, 2017 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.4 million (translated at the December 31, 2017 exchange rate) with the bank to secure these borrowings.

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

In December 2017, certain holders of the Convertible Notes converted an aggregate $0.9 million of the outstanding principal and interest balances of their Convertible Notes into 1,003,519 shares of our common stock, pursuant to the terms of the Convertible Notes. The converting holders included Mark E. Andrews, III and an affiliate of Richard J. Lampen.

In January 2018, an affiliate of Dr. Phillip Frost and Vector Group Ltd. converted $0.7 million of the outstanding principal and interest balance of their Convertible Notes into 782,037 shares of our common stock, pursuant to the terms of the Convertible Notes.

In November 2014, we entered into a distribution agreement (the “2014 Distribution Agreement”) with Barrington Research Associates, Inc. (“Barrington”) as sales agent, under which we were able to issue and sell over time and from time to time, to or through Barrington, shares (the “Shares”) of our Common Stock having a gross sales price of up to $10.0 million. No Shares were issued in the nine months ended December 31, 2017 under the 2014 Distribution Agreement. The 2014 Distribution Agreement expired in August 2017 upon the expiration of the Company’s Registration Statement on Form S-3 under which the shares were sold.

Liquidity Discussion

As of December 31, 2017, we had shareholders’ equity of $7.3 million as compared to $4.5 million at March 31, 2017. This increase in shareholders’ equity was due to the exercise of stock options and stock-based compensation expense of $1.7 million, the issuance of $0.9 million of common stock upon the conversion of the Convertible Notes and by our $0.3 million total comprehensive income for the nine months ended December 31, 2017.

We had working capital of $37.8 million at December 31, 2017 as compared to $31.2 million at March 31, 2017, primarily due to net income of $0.6 million, a $5.0 million increase in inventory, a $2.2 million increase in accounts receivable and a $0.2 million increase in prepaid expenses, which was partially offset by a $0.6 million increase in accounts payable and accrued expenses and the inclusion of $0.8 million of the Convertible Notes in current liabilities.

As of December 31, 2017, we had cash and cash equivalents of approximately $0.9 million, as compared to $0.6 million as of March 31, 2017. The increase is primarily attributable to the funding of our operations and working capital needs. At December 31 and March 31, 2017, we also had approximately $0.4 million (translated at the December 31, 2017 exchange rate) and $0.3 million (translated at the March 31, 2017 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

As of December 31, 2017, we had borrowed $18.5 million of the $21.0 million available under the Credit Facility, including $5.0 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $0.5 million in potential availability for working capital needs under the Credit Facility and $2.0 million available for aged whiskey inventory purchases. As of February 7, 2018, we had borrowed $17.4 million of the $21.0 million available under the Credit Facility, including $4.9 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $1.5 million in potential availability for working capital needs under the Credit Facility and $2.1 million available for aged whiskey inventory purchases. We believe our current cash and working capital and the availability under the Credit Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least February 2019.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended December 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,831)	$(2,202)
Investing activities	(405)	(337)
Financing activities	5,562	2,060
Subtotal	326	(479)
Effect of foreign currency translation	10	(14)

Net increase (decrease) in cash and cash equivalents	$336	$(493)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskies, Tierras tequila or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at December 31, 2017 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the nine months ended December 31, 2017, net cash used in operating activities was $4.8 million, consisting primarily of a $5.0 million increase in inventory, a $2.2 million increase in accounts receivable, a $0.3 million decrease in due to related parties and a $0.2 million increase in prepaid expenses. These uses of cash were partially offset by a $0.6 million increase in accounts payable and accrued expenses, stock based compensation expense of $1.5 million, and depreciation and amortization expense of $0.6 million

During the nine months ended December 31, 2016, net cash used in operating activities was $2.2 million, consisting primarily of a $3.8 million increase in inventory, $0.6 million increase in accounts receivable, a net loss of ($0.2) million and a $0.3 million increase in prepaid expenses. These uses of cash were partially offset by a $1.0 million increase in accounts payable and accrued expenses, stock based compensation expense of $1.2 million and depreciation and amortization expense of $0.8 million.

Investing Activities. Net cash used in investing activities was $0.4 million for the nine months ended December 31, 2017, representing a $0.2 million investment in non-consolidated affiliate and $0.2 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.3 million for the nine months ended December 31, 2016, representing $0.3 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the nine months ended December 31, 2017 was $5.6 million, consisting primarily of $5.4 million in net borrowings on the Credit Facility and $0.2 million from the exercise of stock options.

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of December 31, 2017, we had $18.5 million outstanding under the Credit Facility, including $5.0 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of December 31, 2017, we had no amounts outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $18.5 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at December 31, 2017 would have an impact of approximately $43,905 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended December 31, 2017, Euro denominated sales accounted for approximately 7.0% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended December 31, 2017, Euro denominated expenses accounted for approximately 8.2% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $178,934 on our income from operations for the three months ended December 31, 2017.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At December 31 and March 31, 2017, we had no forward contracts outstanding. Any gain or loss on foreign currency forward contracts, would be included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was income of $22,221 for the three months ended December 31, 2017 and a loss of ($117,079) for the three months ended December 31, 2016, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $260,161 for the three months ended December 31, 2017 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by- brand basis.

As of December 31, 2017, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

Since the identification of a material weakness in our internal controls over financial reporting at March 31, 2017 regarding the operation of controls over the allocation of excise taxes and freight costs to inventory, management has begun implementing a remediation plan to address the control deficiency underlying the material weakness. The remediation plan includes:

● Implementing specific reconciliation and review procedures on a quarterly as well as annual basis that are designed to ensure inventory is being accurately costed.

Management has had the foregoing reconciliation and review procedures in place and operating since the first quarter of the Company’s fiscal year ending March 31, 2018. Management believes that such enhanced control has been operating effectively in the fiscal year ending March 31, 2018.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 F. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2017.

Item 6. Exhibits

Exhibit
Number	Description

4.1	Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 18, 2017, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 20, 2017).

4.2	Amended and Restated Revolving Credit Note, dated as of October 18, 2017, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on October 20, 2017).

31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 8, 2018

