Form 10-K
period 2018-03-31
Castle Brands Inc
filed 2018-06-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2017 closing price was approximately $99,826,917 based on the closing price per share as reported on the NYSE American on such date. The registrant had 167,694,801 shares of common stock outstanding at June 8, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.

FORM 10-K

PART I

Item 1. Business

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs and vodka. We also develop and market related non-alcoholic beverage products, including Goslings Stormy Ginger Beer. We distribute our products in all 50 U.S. states and the District of Columbia and in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Finland, Norway, Sweden, Denmark, and the Duty Free markets. We market the following brands, among others:

●	Goslings rum®
●	Goslings Stormy Ginger Beer
●	Goslings Dark ‘n Stormy® ready-to-drink cocktail
●	Jefferson’s® bourbon
●	Jefferson’s Reserve®
●	Jefferson’s Ocean Aged at Sea®
●	Jefferson’s Wine Finish Collection
●	Jefferson’s The Manhattan: Barrel Finished Cocktail
●	Jefferson’s Chef’s Collaboration
●	Jefferson’s Wood Experiment
●	Jefferson’s Presidential Select
●	Jefferson’s Straight Rye whiskey
●	Pallini® liqueurs
●	Clontarf® Irish whiskey
●	Knappogue Castle Whiskey®
●	Brady’s® Irish Cream
●	Boru® vodka
●	Celtic Honey® liqueur
●	Gozio® amaretto
●	The Arran Malt® Single Malt Scotch Whisky
●	The Robert Burns Scotch Whiskeys
●	Machrie Moor Scotch Whiskeys

Our brands

We market the premium and super premium brands listed below.

Goslings rums and ginger beer. We are the exclusive global distributor (other than in Bermuda) for Goslings rums, including Goslings Black Seal Dark Rum, Goslings Gold Seal Rum and Goslings Old Rum. The Gosling family produces these rums in Bermuda, where Goslings rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold an 80.1% controlling interest in Gosling-Castle Partners Inc., or GCP, a global export venture between us and the Gosling family. GCP has the exclusive long-term export and distribution rights for the Goslings rum products for all countries other than Bermuda. The Goslings rum brands accounted for approximately 21% and 24% of our revenues for our 2018 and 2017 fiscal years, respectively. We also are the exclusive global distributor (other than in Bermuda and various regional markets) of Goslings Stormy Ginger Beer, an essential non-alcoholic ingredient in Goslings trademarked Dark ‘n Stormy® rum cocktail and the Goslings Dark ‘n Stormy® cocktail in a ready-to-drink can.

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

Knappogue Castle whiskeys. We developed our Knappogue Castle Whiskey, a single malt Irish whiskey, to build on both the popularity of single malt Scotch whisky and the growth in the Irish whiskey category. Knappogue Castle Whiskey is distilled in pot stills using malted barley and is aged twelve years. We have introduced Knappogue Twin Wood, the first Sherry Finished Knappogue Castle Whiskey. The whiskey is matured for sixteen years in two types of wood resulting in a perfectly balanced single malt Irish whiskey with a complex, rich taste and a slightly sweet sherry finish. Knappogue Castle 1951 is a pure pot-still whiskey that was distilled in 1951 and then aged for 36 years in sherry casks. The name comes from an Irish castle, formerly owned by Mark Edwin Andrews, the originator of the brand and the father of Mark Andrews, our chairman.

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

Arran Scotch whiskeys. In 2017, we became the exclusive U.S. distributor for the Arran Scotch whiskeys. Arran Scotch whiskeys are produced by Isle of Arran Distillers, an independent distiller of premium quality Single Malt Scotch whiskeys. Located in the village of Lochranza on the Isle of Arran, the distillery opened in 1995 and is the only whisky producer on the island. The Arran portfolio includes the classic 10 Years Old, the new 18 Years Old as well as the official Robert Burns whiskeys, endorsed by the World Burns Federation, and the limited edition Machrie Moor Scotch Whiskeys.

Our strategy

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

●	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
●	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums, whiskeys and ginger beer, sales of which have grown substantially in recent years;
●	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;
●	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and
●	selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. Additionally, we added the Arran Scotch whiskeys to our portfolio as agency brands. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

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

Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2018. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

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

We have entered into another supply agreement with a bourbon distiller, which provided for the production of newly distilled bourbon whiskey through December 31, 2018, subject to automatic annual renewals. Under this agreement, the distiller provides us with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. We are not obligated to pay the distiller for any product not yet received.

Boru vodka

We have a supply agreement with a leading European producer of grain neutral spirits to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for the producer to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2018, in quantities designated by us. We believe that the producer has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. In the event that we do not renew the production agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

The five-times distilled alcohol is delivered from the producer to the bottling premises at Terra, where it is filtered in several proprietary ways, and pure water is added to achieve the desired proof. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the U.S. and bottled at Luxco, where we bottle certain sizes for the U.S. market. We believe that both Terra and Luxco have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our anticipated future supply needs. As described above, our bottling and services agreement with Terra will expire on June 30, 2018. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Brady’s Irish Cream

Brady’s Irish Cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand. As described above, our bottling and services agreement with Terra will expire on June 30, 2018. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

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

Arran Scotch Whiskeys

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

For fiscal 2018, our U.S. sales represented approximately 90% of our revenues, and we expect them to remain relatively consistent as a percentage of our total sales in the near future. See note 16 to our accompanying consolidated financial statements.

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

Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Finland, Norway, Sweden, Denmark and the Duty Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2018, non-U.S. sales represented approximately 9% of our revenues. See note 16 to our accompanying consolidated financial statements.

Significant customers

Sales to one distributor, Southern Glazer’s Wine and Spirits and related entities, accounted for approximately 37% of our consolidated revenues for each of fiscal 2018 and 2017.

Our sales team

While we currently expect more rapid growth in the U.S., our primary market, international markets hold potential for future growth and are part of our global strategy.

We currently have a total sales force of 24 people, including five regional U.S. vice presidents who have significant industry experience with premium beverage alcohol brands.

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

Strategic brand-partner relationships

We forge strategic relationships with emerging and established spirits brand owners seeking opportunities to increase their sales beyond their home markets and achieve global growth. This ability is a key component of our growth strategy and one of our competitive strengths. Our original relationship with the Boru vodka brand was as its exclusive U.S. distributor. To date, we have also established strategic relationships for Goslings rums, Pallini liqueurs, Celtic Honey liqueur, the Arran Scotch Whiskeys, and Gozio amaretto, as described below, and we intend to seek to expand our brand portfolio through similar future arrangements.

Gosling-Castle Partners Inc./Goslings rums and ginger beer

In 2005, we entered into an exclusive national distribution agreement with Gosling’s Export for the Goslings rum products. We subsequently purchased a 60% controlling interest in GCP, a strategic export venture with the Gosling family. In March 2017, we purchased an additional 20.1% interest in GCP, which we refer to as the GCP Share Acquisition, and, accordingly, we now own 80.1% of GCP. Pursuant to an export agreement entered into between Gosling’s Export and GCP, Gosling’s Export assigned to GCP all of Gosling’s Export’s interest in our distribution agreement with them. GCP holds the exclusive distribution rights for Goslings rum products and Goslings Stormy Ginger Beer on a worldwide basis (other than in Bermuda). The export agreement expires in April 2030, with ten-year renewal terms thereafter, subject to specific termination rights held by each party. Under the export agreement, in the event Gosling’s Export decides to sell any or all of its trademarks (or other intellectual property rights) relating to the Goslings’ products (other than Goslings Stormy Ginger Beer) during the term of the export agreement, GCP has a right of first refusal to purchase said trademark(s) (and intellectual property rights, if applicable) at the same price being offered by a bona fide third-party offerer. If GCP does not exercise its right of first refusal, then we have an identical right of first refusal. In the event Gosling’s Export decides to sell any or all of its products (other than Goslings Stormy Ginger Beer) and/or trademark(s) (other than Goslings Stormy Ginger Beer), whether sold to an affiliate, a third party, GCP or us, GCP is entitled to share in the proceeds of such sale, according to a schedule specified in the export agreement. Also, in the event Gosling’s Export should decide to sell Goslings Stormy Ginger Beer or trademarks relating to Goslings Stormy Ginger Beer, whether sold to an affiliate, a third party, GCP or us, then, Gosling’s Export agrees to share with GCP an amount equal to a certain percentage of the proceeds of any such sale as specified in the export agreement. The Goslings, through Gosling Brothers Limited, have the right to act as the sole supplier to GCP for our Goslings rum requirements. Polar Corp., the exclusive U.S. manufacturer of the ginger beer, is authorized to purchase product from GCP to sell directly on a non-exclusive basis to its existing customers that are grocery supermarket chains, drug store chains or convenience store chains located in New England and New York through direct store delivery or approved wholesalers, and on a limited basis to sell to liquor stores in New England that are its existing clients.

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

Arran Scotch Whiskeys

In February 2017, we entered into an exclusive distribution agreement with the Isle of Arran Distillers under which we are the exclusive distributors for The Arran Malt Single Malt Scotch Whiskeys, the Robert Burns Single Malt Scotch Whisky and Blended Scotch Whisky and the Machrie Moor whiskeys in the U.S. market. The agreement has an initial term expiring on March 31, 2022, and has automatic five-year renewals upon our achieving certain minimum purchase requirements. During the term, we have the right to purchase Isle of Arran, Robert Burns and Machrie Moor products at stipulated prices and Isle of Arran must maintain certain standards for its products. We are required to prepare periodic reports detailing the development of the brand’s sales and prepare annual strategic marketing and growth plans.

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

We have entered into distribution agreements for brands owned by third parties, such as the Goslings rums, the Pallini liqueurs, Isle of Arran whiskeys and Gozio amaretto. The Goslings brands, Pallini liqueurs, Isle of Arran and Robert Burns Scotch whiskeys and Gozio amaretto are registered by their respective owners. Goslings also has a trademark for their signature rum cocktail, Dark ‘n Stormy. See “Strategic brand-partner relationships.”

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

Over the past ten years, the U.S. spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today there are at least thirteen major companies: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., Remy Cointreau S.A., LVMH Moët Hennessy Louis Vuitton S.A, Constellation Brands, Inc., Proximo Spirits, Sazerac Company, Inc., Heaven Hill Brands and William Grant & Sons Distillers, Ltd.

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

Employees

As of March 31, 2018, we had 57 employees, 32 of which were in sales and marketing and 25 of which were in management, finance and administration. As of March 31, 2018, 51 of our employees were located in the U.S. and six were located in Ireland.

Geographic Information

We operate in one reportable segment - the sale of premium beverage alcohol. Our product categories are rum, whiskeys, liqueurs, vodka and ginger beer, a related non-alcoholic beverage product. We report our operations in two geographic areas: International and United States. See note 16 to our accompanying consolidated financial statements.

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

We have incurred losses since our inception, including a net loss attributable to common shareholders of $0.8 million for fiscal 2018, and had an accumulated loss of $149.9 million as of March 31, 2018. We believe that we will continue to incur consolidated net losses as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the near future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow from operations, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

Worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.

We are subject to risks associated with worldwide and domestic economic conditions, including economic slowdowns and the disruption, volatility and tightening of credit and capital markets.

Although economic conditions in the United States have improved since the economic downturn several years ago, future economic deterioration in the United States or worldwide could adversely impact our major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could impact our ability to distribute our products.

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

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in the U.S., Bermuda, the Caribbean and Europe. We rely on the owners of Goslings rum, Pallini liqueurs, Isle of Arran whiskeys, and Gozio amaretto to produce their brands for us. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, IDL is the sole provider of our single malt, blended and grain Irish whiskeys. We do not have long-term written agreements with all of our suppliers. We do not currently have a long-term source for supply of aged rye and there can be no assurance we can source adequate amounts of aged bourbon or rye at satisfactory prices, or at all. Also, if we fail to complete purchases of products ordered annually, certain suppliers have the right to bill us for product not purchased during the period. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. For the fiscal year ended March 31, 2018, sales to one distributor accounted for 37.2% of revenues. For the fiscal year ended March 31, 2017, sales to this same distributor accounted for 36.6% of revenues. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

While most of our international markets do not require the use of independent distributors by law, we have chosen to conduct our sales through distributors in all our markets and, accordingly, we face similar risks to those set forth above with respect to our international distribution. Some of these international markets may have only a limited number of viable distributors.

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

For fiscal 2018, non-U.S. operations accounted for approximately 10% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Also, for fiscal 2018, Euro denominated sales accounted for approximately 6% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We do not currently hedge against these risks.

We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this annual report, management identified a material weakness in our internal control over financial reporting related to the reconciliation of inventory transfers between domestic and foreign locations. In the past, management identified a material weakness in our internal control over financial reporting related to the allocation of excise taxes and freight costs to inventory. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. If other material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may result in untimely or inaccurate reporting of our financial condition or results of operations. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, limit our ability to access the capital markets in the future and require us to incur additional costs to improve our internal control systems and procedures.

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

Our business performance is substantially dependent upon the continued growth of rum, whiskey and ginger beer sales.

A significant part of our business is based on rum, whiskey and ginger beer sales, which represented approximately 88% and 87% of our revenues for fiscal 2018 and 2017, respectively. Changes in consumer preferences regarding these categories of products may have an adverse effect on our sales and financial condition. Given the importance of our rum, whiskey and ginger beer brands to our overall success, a significant or sustained decline in volume or selling price of these products would likely have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain and increase the relevance of the brands in the minds of today’s and tomorrow’s consumer, our business and operating results could suffer.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete based on product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. The global spirits industry is highly competitive and is dominated by several large, well-funded international companies. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability.

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

Our business is subject to extensive regulation in all of the countries in which we operate. This may include regulations regarding production, distribution, marketing, advertising and labeling of beverage alcohol products. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

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

Although we maintain liability insurance and will attempt to limit contractually our liability for damages arising from our products, these measures may not be sufficient for us to avoid or limit liability. Our product liability insurance coverage is limited to $1.0 million per occurrence and $2.0 million in the aggregate and our general liability umbrella policy is capped at $10.0 million. Further, any contractual indemnification and insurance coverage we have from parties supplying our products is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by these suppliers. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation.

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

The trading price of our common stock, as reported by the NYSE American, has ranged from a low of $0.98 to a high of $2.22 per share for the 52 week period ended March 31, 2018. We expect that the market price of our common stock will continue to fluctuate significantly.

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

We may not be able to maintain our listing on the NYSE American, which may limit the ability of our shareholders to sell their common stock.

If we do not meet the NYSE American continued listing criteria, we may be delisted and trading of our common stock could be conducted in the OTC Bulletin Board or the interdealer quotation systems of the OTC Markets Group Inc. In such case, a shareholder likely would find it more difficult to trade our common stock or to obtain accurate market quotations for it. If our common stock is delisted, it will become subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of shareholders to sell their common stock in the secondary market.

Our executive officers, directors and principal shareholders own a substantial percentage of our voting stock, which allows them to significantly influence matters requiring shareholder approval. They could make business decisions for us that cause our stock price to decline.

As of June 8, 2018, our executive officers, directors and principal shareholders beneficially owned approximately 42% of our common stock, including options that are exercisable within 60 days of the date of this annual report and assuming full exercise of such options held by such persons. As a result, if they act in concert, they could significantly influence matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our executive offices are located in New York, NY, where we lease approximately 5,000 square feet of office space under a lease that expires in February 2020. We also lease approximately 750 square feet of office space in Dublin, Ireland under a lease that expires in October 2019 and approximately 1,700 square feet of office space in Houston, TX under a lease that expires in June 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock trades on the NYSE American under the symbol “ROX.” The following table sets forth the high and low sales prices for our common stock for the periods specified.

Fiscal 2018	High	Low
First Quarter (April 1 - June 30, 2017)	$2.22	$1.33
Second Quarter (July 1 - September 30, 2017)	$1.93	$1.22
Third Quarter (October 1 - December 31, 2017)	$1.44	$1.05
Fourth Quarter (January 1 - March 31, 2018)	$1.33	$0.98

Fiscal 2017
First Quarter (April 1 - June 30, 2016)	$1.08	$0.70
Second Quarter (July 1 - September 30, 2016)	$0.95	$0.74
Third Quarter (October 1 - December 31, 2016)	$0.88	$0.65
Fourth Quarter (January 1 - March 31, 2017)	$1.63	$0.72

Holders

At June 9, 2018, there were approximately 125 record holders of our common stock.

Dividend policy

We did not declare or pay any cash dividends in fiscal 2018 or 2017 and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant. Further, our ability to declare and pay cash dividends is restricted by certain covenants in our loan agreements.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2018 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	15,346,608	$0.78	10,722,500
Equity compensation plans not approved by security holders	-	-	-
Total	15,346,608	$0.78	10,722,500

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Years ended March 31,
	2018	2017		2016		2015		2014

Consolidated statement of operations data
(in thousands, except per share data):
Sales, net (1)	$89,898	$77,269		$72,220		$57,457		$48,140
Gross profit	36,207	31,700		28,554		21,573		17,604
Selling expense	21,780	20,122		19,223		15,255		12,530
Operating income (loss)	4,194	1,905		1,006		(1,078)		(1,320)

Income (loss) before item shown below	411	694		(256)		(2,195)		(3,170)
Net change in fair value of warrant liability	-	-		-		-		(5,392)
Income (loss) before provision for income taxes	411	694		(256)		(2,195)		(8,562)
Income tax (expense) benefit (2)	(140)	(188	)(2)	(1,451	)(2)	(1,279	)(2)	590 (2)
Net income (loss)	270	506		(1,707)		(3,474)		(7,972)
Net income attributable to noncontrolling interests	(1,089)	(1,359)		(810)		(326)		(935)
Net loss attributable to controlling interests	(819)	(853)		(2,517)		(3,800)		(8,907)
Dividends to preferred shareholders	-	-		-		-		(385)
Net loss attributable to common shareholders	$(819)	$(853)		$(2,517)		$(3,800)		$(9,292)

Net loss per common share basic and diluted (3)	$(0.01)	$(0.01)		$(0.02)		$(0.02)		$(0.08)
Weighted average shares outstanding basic and diluted	163,662	160,812		159,380		155,456		116,511

(1)	Sales, net includes excise taxes of $7,649, $7,646, $7,452, $6,754 and $6,421, respectively, for fiscal 2018 - 2014.

(2)	Includes federal, state and local taxes attributable to GCP, which did not file a consolidated return.

(3)	Per share computations were impacted positively by the increase in shares outstanding in each of the above years.

	As of March 31,
	2018	2017	2016	2015	2014

Selected balance sheet data
(in thousands):
Cash and cash equivalents	$377	$611	$1,431	$1,192	$909
Working capital	38,607	30,322	27,005	24,167	17,575
Total assets	60,333	53,494	47,762	42,546	35,048
Total debt	38,894	34,920	13,975	12,789	7,575
Total liabilities	52,344	49,876	26,540	22,944	16,586
Total controlling shareholders’ equity	4,421	1,138	18,058	17,058	16,224

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

●	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;

●	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums and whiskeys and ginger beer, sales of which have grown substantially in recent years;

●	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands;

●	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution; and

●

selectively add new brand extensions and brands to our portfolio. We intend to continue to introduce new brand extensions and expressions. For example, we have leveraged our successful Jefferson’s portfolio by introducing a number of brand extensions. Additionally, we recently added the Arran Scotch Whiskeys to our portfolio as agency brands. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock.

Recent Developments

Expansion of our Credit Facility

On May 15, 2018, we, and our wholly-owned subsidiary, Castle Brands (USA) Corp. (“CB-USA”), entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, with ACF FinCo I LP (“ACF”), to amend certain terms of the existing $21.0 million revolving credit facility (the “Facility”) with ACF. Among other changes, the Fourth Amendment increased the maximum amount of the Facility from $21.0 million to $23.0 million and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. We paid ACF an aggregate $20,000 commitment fee in connection with the Fourth Amendment. In connection with the Fourth Amendment, we also entered into an Amended and Restated Revolving Credit Note.

Extension of our 11% Subordinated Note

On April 17, 2018, we entered into a First Amendment (the “Note Amendment”) to the 11% Subordinated Note due 2019, dated March 29, 2017, in the principal amount of $20.0 million with Frost Nevada Investments Trust (the “Frost Note”), an entity affiliated with Phillip Frost, M.D., a director and a principal shareholder of ours. The purpose of the Note Amendment was to extend the maturity date on the Frost Note from March 15, 2019 until September 15, 2020. No other provisions of the Frost Note were amended.

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

Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. We purchase certain products, such as Goslings rums and ginger beer, Pallini liqueurs, Arran whiskeys, and Gozio amaretto, as finished goods. For other products, such as Jefferson’s bourbons, we purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. Our U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S.

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

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2019 to be higher than fiscal 2018 due to costs associated with increased infrastructure to support our growth. However, we expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Year ended March 31,
	2018	2017	2016
Cases
United States	351,233	341,256	340,782
International	85,499	75,113	85,558

Total	436,732	416,369	426,340

Rum	179,155	180,914	180,698
Whiskey	123,469	109,223	109,990
Liqueur	106,806	93,201	91,010
Vodka	26,248	31,907	43,608
Tequila	1,054	1,124	1,034

Total	436,732	416,369	426,340

Percentage of Cases
United States	80.4%	82.0%	79.9%
International	19.6%	18.0%	20.1%

Total	100.0%	100.0%	100.0%

Rum	41.0%	43.4%	42.5%
Whiskey	28.3%	26.2%	25.8%
Liqueur	24.5%	22.4%	21.3%
Vodka	6.0%	7.7%	10.2%
Tequila	0.2%	0.3%	0.2%

Total	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Goslings Stormy Ginger Beer, for the periods presented:

	Year ended March 31,
	2018	2017	2016
Cases
United States	1,739,779	1,326,140	1,070,173
International	74,589	61,740	45,101

Total	1,814,368	1,387,880	1,115,274

United States	95.9%	95.6%	96.0%
International	4.1%	4.4%	4.0%

Total	100.0%	100.0%	100.0%

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

Revenue recognition

We recognize revenue from product sales when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer under the terms of sale (FOB shipping point) and collection is reasonably assured. We do not offer a right of return but will accept returns if we shipped the wrong product or wrong quantity. Revenue is not recognized on shipments to control states in the U.S. until such time as the product is sold through to the retail channel.

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

Inventory valuation

Our inventory, which consists of distilled spirits, non-beverage alcohol products, dry good raw materials (bottles, cans, labels and caps), packaging, excise taxes, freight and finished goods, is valued at the lower of cost or net realizable value, using the weighted average cost method. We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reduction to the carrying value of inventories is recorded in cost of goods sold.

Goodwill and other intangible assets

At each of March 31, 2018 and 2017, we had $0.5 million of goodwill that arose from acquisitions. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. We may also elect not to perform the qualitative assessment and, instead, proceed direct to the quantitative impairment test. Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment.

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

Under the goodwill qualitative assessment at March 31, 2018 and 2017, various events and circumstances that would affect the estimated fair value of each reporting unit were identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment. Based on this assessment, we determined that no quantitative assessment was required. We did not record any impairment on goodwill or other intangible assets for fiscal 2018, 2017 or 2016.

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

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options and restricted stock, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Stock-based compensation was $2.0 million, $1.6 million and $1.4 million for fiscal 2018, 2017 and 2016, respectively. We use the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2017 and 2016 are included in note 12 to our accompanying consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Year ended March 31,
	2018	2017	2016
Sales, net	100.0%	100.0%	100.0%
Cost of sales	59.7%	59.0%	60.5%

Gross profit	40.3%	41.0%	39.5%

Selling expense	24.2%	26.0%	26.6%
General and administrative expense	10.5%	11.2%	10.2%
Depreciation and amortization	0.9%	1.3%	1.3%

Income from operations	4.7%	2.5%	1.4%

Income from equity investment in non-consolidated affiliate	0.1%	0.1%	0.0%
Foreign exchange (loss) gain	(0.1)%	0.1%	(0.3)%
Interest expense, net	(4.2)%	(1.7)%	(1.5)%

Income (loss) before provision for income taxes	0.5%	0.9%	(0.4)%
Income tax expense, net	(0.2)%	(0.2)%	(2.0)%

Net income (loss)	0.3%	0.7%	(2.4)%
Net income attributable to noncontrolling interests	(1.2)%	(1.8)%	(1.1)%

Net loss attributable to common shareholders	(0.9)%	(1.1)%	(3.5)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Year ended March 31,
	2018	2017	2016
Net loss attributable to common shareholders	$(818,934)	$(852,613)	$(2,516,368)
Adjustments:
Interest expense, net	3,794,144	1,335,241	1,088,539
Income tax expense, net	140,370	187,702	1,450,848
Depreciation and amortization	809,395	1,030,093	939,513
EBITDA, attributable to common shareholders	3,924,975	1,700,423	962,532
Allowance for doubtful accounts	59,012	123,200	61,000
Allowance for obsolete inventory	376,611	240,000	200,000
Stock-based compensation expense	1,974,745	1,577,994	1,370,556
Transaction fees	-	346,704	-
Other expense (income), net	215	10,660	666
Income from equity investment in non-consolidated affiliate	(87,829)	(51,430)	(18,667)
Foreign exchange loss (income)	77,127	(83,707)	190,867
Net income attributable to noncontrolling interests	1,089,124	1,359,145	809,662
EBITDA, as adjusted	$7,404,980	$5,222,989	$3,576,616

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, transaction fees, other expense (income), net, income from equity investment in non-consolidated affiliate, foreign exchange loss (income) and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, improved to $7.3 million for the year ended March 31, 2018, as compared to $5.2 million for the prior fiscal year, primarily as a result of our increased sales and gross profit. Our EBITDA, as adjusted, improved to $5.2 million for the year ended March 31, 2017, as compared to $3.6 million for the prior year, primarily as a result of our increased sales and gross profit.

Fiscal 2018 compared with fiscal 2017

Net sales. Net sales increased 16.3% to $89.9 million for the year ended March 31, 2018, as compared to $77.3 million for the prior fiscal year, primarily due to U.S. sales growth of our whiskey portfolio, Goslings Stormy Ginger Beer and certain liqueur brands, partially offset by decreases in vodka and rum sales. For the year ended March 31, 2018, sales of our Goslings Stormy Ginger Beer increased 32.7% to $26.5 million. We anticipate continued growth of Goslings Stormy Ginger Beer in the near term due to the popularity of cocktails containing ginger beer, Goslings brand awareness and the distribution to large national and regional retailers and on-premise accounts, although there is no assurance that we will attain such results. The launch of Arran whiskeys during the year ended March 31, 2018 contributed $1.2 million in sales. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the year ended March 31, 2018 as compared to the year ended March 31, 2017:

	Increase/(decrease)		Percentage
	in case sales		increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(1,759)	(9,537)	(1.0)%	(7.0)%
Whiskey	14,246	10,666	13.0%	13.0%
Liqueurs	13,605	13,386	14.6%	14.4%
Vodka	(5,659)	(4,469)	(17.7)%	(15.6)%
Tequila	(70)	(70)	(6.2)%	(6.2)%
Total	20,363	9,976	4.9%	2.9%

Our international spirits case sales as a percentage of total spirits case sales increased to 19.6% for the year ended March 31, 2018 as compared to 18.0% for the prior fiscal year, primarily due to increased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase in case sales of ginger beer products for the year ended March 31, 2018 as compared to the year ended March 31, 2017:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	426,488	413,639	30.7%	31.2%

Gross profit. Gross profit increased 14.2% to $36.2 million for the year ended March 31, 2018 from $31.7 million for the prior fiscal year, while gross margin decreased to 40.4% for the year ended March 31, 2018 as compared to 41.0% for the prior fiscal year. The increase in gross profit was due to increased aggregate revenue in the current period, partially offset by increased cost of sales in the current period. The small decrease in gross margin was primarily due to pricing of some of our ancillary brands. We expect that gross margin in the near term will be impacted negatively by a temporary increase in our bulk bourbon costs, but positively impacted by the Craft Beverage Modernization and Tax Reform Act 2017. During the year ended March 31, 2018, we recorded an addition to the allowance for obsolete and slow-moving inventory of $0.4 million as compared to $0.2 million for the prior fiscal year. We recorded these write-offs and allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charges have been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 8.2% to $21.8 million for the year ended March 31, 2018 from $20.1 million for the prior fiscal year, primarily due to a $1.3 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, a $0.5 million increase in shipping costs and a $0.3 million increase in commission expense from increased sales volume, partially offset by a $0.5 million decrease in employee expense. Selling expense as a percentage of net sales decreased to 24.2% for the year ended March 31, 2018 as compared to 26.0% for the prior fiscal year.

General and administrative expense. General and administrative expense increased 9.1% to $9.4 million for the year ended March 31, 2018 from $8.6 million for the prior fiscal year, primarily due to a $0.3 million increase in professional fees and a $0.5 million increase in compensation costs. General and administrative expense as a percentage of net sales decreased to 10.5% for the year ended March 31, 2018 as compared to 11.2% for the prior fiscal year.

Depreciation and amortization. Depreciation and amortization was $0.8 million for the year ended March 31, 2018 as compared to $1.0 million for the prior fiscal year.

Income from operations. As a result of the foregoing, we had income from operations of $4.2 million for the year ended March 31, 2018 as compared to $1.9 million for the prior fiscal year. As a result of our focus on our stronger growth markets and better performing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax benefit or expense primarily attributable to the net taxable income recorded by GCP, our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, and was a net expense of ($0.1) million for the year ended March 31, 2018 as compared to a net expense of ($0.2) million for the prior fiscal year.

Foreign exchange (loss) gain. Foreign exchange loss for the year ended March 31, 2018 was $0.1 million as compared to a gain of $0.1 million for the prior fiscal year due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($3.8) million for the year ended March 31, 2018 as compared to ($1.3) million for the prior fiscal year due to balances outstanding under our credit facilities and long-term debt. Due to the debt incurred to finance the GCP Share Acquisition, and expected borrowings under credit facilities to finance additional purchases of aged whiskeys in support of the growth of our Jefferson’s whiskeys and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was ($1.1) million for the year ended March 31, 2018 as compared to ($1.4) million for the comparable prior year period, both as a result of net income allocated to the 19.9% noncontrolling interests in GCP in the year ended March 31, 2018 and the 40.0% noncontrolling interests in GCP in the year ended March 31, 2017. The change in noncontrolling interests from our acquisition of an additional 20.1% of GCP occurred in March 2017.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($0.8) million for the year ended March 31, 2018 as compared to ($0.9) million for the prior fiscal year. Net loss per common share, basic and diluted, was ($0.01) per share for the each of the years ended March 31, 2018 and 2017.

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

Interest expense, net. We had interest expense, net of ($1.3) million for the year ended March 31, 2017 as compared to ($1.1) million for the prior fiscal year due to balances outstanding under our credit facilities. Due to expected borrowings under credit facilities to finance additional purchases of aged whiskeys in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

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

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended March 31, 2018, we had net income of $0.3 million, and used cash of $5.6 million in operating activities. As of March 31, 2018, we had cash and cash equivalents of $0.4 million and had an accumulated deficit of $149.9 million.

We believe our current cash and working capital and the availability under the Credit Facility (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2019. The Company can continue to meet its operating needs through additional mechanisms including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

Financing

In May 2018, we, and our wholly-owned subsidiary, CB-USA, entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, with ACF FinCo I LP (“ACF”), to amend certain terms of the existing $21.0 million revolving credit facility (the “Credit Facility”) with ACF. Among other changes, the Fourth Amendment increased the maximum amount of the Facility from $21.0 million to $23.0 million and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. We paid ACF an aggregate $20,000 commitment fee in connection with the Fourth Amendment. In connection with the Fourth Amendment, we also entered into an Amended and Restated Revolving Credit Note.

In April 2018, we entered into a First Amendment (the “Note Amendment”) to the 11% Subordinated Note due 2019, dated March 29, 2017, in the principal amount of $20.0 million with Frost Nevada Investments Trust (the “Subordinated Note”), an entity affiliated with Phillip Frost, M.D., a director and a principal shareholder of ours. The purpose of the Note Amendment was to extend the maturity date on the Subordinated Note from March 15, 2019 until September 15, 2020. No other provisions of the Subordinated Note were amended.

We and our wholly-owned subsidiary, CB-USA, are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF, which provides for availability (subject to certain terms and conditions) of a facility to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s whiskeys, in the amount of $23.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2019 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

Pursuant to the Loan Agreement, we and CB-USA may borrow up to the lesser of (x) $23.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement.

ACF required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director of ours and a principal shareholder of ours ($150,000), Mark E. Andrews, III, a director of ours and our Chairman ($50,000), Richard J. Lampen, a director of ours and our President and Chief Executive Officer ($100,000), Brian L. Heller, our General Counsel and Assistant Secretary ($42,500), and Alfred J. Small, our Senior Vice President, Chief Financial Officer, Treasurer & Secretary ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the amendment to the Loan Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 7.358050% (reflecting a discount for achieving one such EBITDA target) and the Purchased Inventory Sublimit currently bears interest at 9.10805%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets.

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

In April 2018, we acquired $2.0 million in aged bulk bourbon purchased under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($100,050), Richard J. Lampen ($66,700), Mark E. Andrews, III ($33,350), Brian L. Heller ($28,348) and Alfred J. Small ($10,005), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2018, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

In March 2017, we issued the Subordinated Note. In April 2018, we entered into a first amendment to the Subordinated Note to extend the maturity date on the Subordinated Note from March 15, 2019 until September 15, 2020. No other provisions of the Subordinated Note were amended. The purpose of the Subordinated Note was to finance the GCP Share Acquisition. The Subordinated Note, as amended, bears interest quarterly at the rate of 11% per annum. The principal and interest accrued thereon is due and payable in full on September 15, 2020. All claims of the holder of the Subordinated Note to principal, interest and any other amounts owed under the Subordinated Note are subordinated in right of payment to all indebtedness of the Company existing as of the date of the Subordinated Note. The Subordinated Note contains customary events of default and may be prepaid by the Company, in whole or in part, without penalty, at any time.

In December 2009, GCP issued a promissory note in the aggregate principal amount of $0.2 million to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity.

We have arranged various credit facilities aggregating €0.3 million or $0.4 million (translated at the March 31, 2018 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.4 million (translated at the March 31, 2018 exchange rate) with the bank to secure these borrowings.

In October 2013, we issued an aggregate principal amount of $2.1 million of unsecured 5% convertible subordinated notes (the “Convertible Notes”). As of March 31, 2018, we had $50,000 of Convertible Notes outstanding. We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson’s bourbon brand. The Convertible Notes bear interest at a rate of 5% per annum and mature on December 15, 2018. The Convertible Notes, and accrued but unpaid interest thereon, are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock, par value $0.01 per share, at a conversion price of $0.90 per share (the “Conversion Price”). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. The Convertible Note purchasers included certain related parties of ours, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000) and Vector Group Ltd., a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Phillip Frost, M.D. is a principal shareholder ($200,000), all of whom converted the outstanding principal and interest balances of their Convertible Notes into shares of our common stock in the year ended March 31, 2018.

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

In the year ended March 31, 2018, certain holders of the Convertible Notes, including the related party holders described above, converted an aggregate $1,632,000 of the outstanding principal and interest balances of their Convertible Notes into 1,813,334 shares of our common stock, pursuant to the terms of the Convertible Notes.

Liquidity

As of March 31, 2018, we had shareholders’ equity of $8.0 million as compared to $3.6 million at March 31, 2017. This increase in shareholders’ equity was due to the exercise of stock options and stock-based compensation expense of $2.2 million, the issuance of $1.6 million of common stock upon the conversion of the Convertible Notes and by our $0.5 million total comprehensive income for the year ended March 31, 2018.

We had working capital of $38.6 million at March 31, 2018 as compared to $31.2 million at March 31, 2017, primarily due to net income of $0.5 million, a $5.8 million increase in inventory, a $2.1 million decrease in accounts payable and accrued expenses and a $1.7 million increase in accounts receivable.

As of March 31, 2018, we had cash and cash equivalents of approximately $0.4 million, as compared to $0.6 million as of March 31, 2017. The decrease is primarily attributable to the funding of our operations and working capital needs. At March 31, 2018 and 2017, we also had approximately $0.4 million (translated at the March 31, 2018 exchange rate) and $0.3 million (translated at the March 31, 2017 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We currently intend to restructure all or a portion of our debt, including the Subordinated Note. This restructuring may consist of a combination of expanding and extending the Loan Agreement and Credit Facility with ACF, extending the term of the Subordinated Note, converting some or all of the debt to equity or paying down the debt with funds that may be raised from future equity offerings, although there is no assurance that we will be successful in such restructuring. If we are unable to restructure or refinance our debt, or are unable to raise equity on terms that are acceptable to us, it could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results.

As of March 31, 2018, we had borrowed $18.6 million of the $21.0 million then available under the Credit Facility, including $4.8 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $0.2 million in potential availability for working capital needs under the Credit Facility and $2.2 million available for aged whiskey inventory purchases. As of June 7, 2018, we had borrowed $20.0 million of the $23.0 million then available under the amended Credit Facility, including $6.1 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.1 million in potential availability for working capital needs under the amended Credit Facility and $0.9 million available for aged whiskey inventory purchases. We believe our current cash and working capital and the availability under the Credit Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2019. The Company can continue to meet its operating needs through additional mechanisms including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Year ended March 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,641)	$(1,723)	$(2,854)
Investing activities	(465)	(20,374)	(990)
Financing activities	5,860	21,281	4,087

Effect of foreign currency translation	12	(3)	(4)

Net (decrease) increase in cash and cash equivalents	$(234)	$(819)	$239

Operating activities. A substantial portion of available cash has been used to fund our operating activities. In general, these cash funding requirements are based on the costs in maintaining our distribution system and our sales and marketing activities. We have also utilized cash to fund the purchase of our inventories. In general, these cash outlays for inventories are only partially offset by increases in our accounts payable to our suppliers.

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskeys or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at March 31, 2018 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the year ended March 31, 2018, net cash used in operating activities was $5.6 million, consisting primarily of a $5.8 million increase in inventory, a $2.1 million decrease in accounts payable and accrued expenses and a $1.7 million increase in accounts receivable. These uses of cash were partially offset by $0.5 million in net income, a $0.6 million increase in due to related parties, stock based compensation expense of $2.0 million, and depreciation and amortization expense of $0.8 million

During the year ended March 31, 2017, net cash used in operating activities was $1.7 million, consisting primarily of a $4.3 million increase in inventory, a $2.1 million increase in prepaid expenses and a $1.2 million increase in accounts receivable. These uses of cash were partially offset by $0.5 million in net income, a $2.2 million increase in accounts payable and accrued expenses, stock based compensation expense of $1.6 million, a $0.8 million increase in due to related parties and depreciation and amortization expense of $1.0 million.

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

Investing Activities. Net cash used in investing activities was $0.5 million for the year ended March 31, 2018, representing a $0.2 million investment in non-consolidated affiliate and $0.3 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $20.4 million for the year ended March 31, 2017, consisting of the $20.0 million cash consideration used in the GCP Share Acquisition, and $0.4 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $1.0 million for the year ended March 31, 2016, representing a $0.5 million investment in Copperhead Distillery and $0.5 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the year ended March 31, 2018 was $5.9 million, consisting primarily of $5.6 million in net borrowings on the credit facilities and $0.2 million from the exercise of stock options.

Net cash provided by financing activities for the year ended March 31, 2017 was $21.3 million, consisting of $20.0 million in proceeds from the issuance of the 11% Subordinated Note, $1.0 million in net proceeds from the Credit Facility and $0.3 million from the exercise of stock options.

Net cash provided by financing activities for the year ended March 31, 2016 was $4.1 million, consisting primarily of $3.1 million in net proceeds from the issuance of common stock pursuant to our at-the-market distribution agreement, $2.0 million in net proceeds from the Credit Facility and $0.4 million from the exercise of common stock options, partially offset by $0.7 million paid on our bourbon term loan and $0.6 million in dividends paid to non-controlling interests of GCP.

Obligations and commitments

The table sets forth our contractual commitments as of March 31, 2018:

	Payments due by period
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
	(In thousands)
Long-term debt obligations (1)	$3,777	$40,298	$-	$-	$44,075
Supply agreements (2)	5,971	5,016	4,189	13,182	28,358
Operating leases (3)	407	430	11	-	848
Total	$10,155	$45,744	$4,200	$13,182	$73,281

Interest payments are based on current interest rates at March 31, 2018. Debt principal and debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of March 31, 2018. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2018. Our estimate assumes that we will maintain the same levels of indebtedness and financial performance through the credit facility’s maturity in July 2019.

(1)	Long-term debt obligations. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and note 8 to our accompanying consolidated financial statements.

(2)	Supply agreements. For a discussion of our supply agreements, see note 14 to our accompanying consolidated financial statements.

(3)	Operating leases. For a discussion of our operating leases, see note 14 to our accompanying consolidated financial statements.

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

Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2018, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2018, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.23187 (equivalent to U.S.$1.00 = €0.81177) and £1.00 = U.S. $1.40313 (equivalent to U.S.$1.00 = £0.71269).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2018, 2017 or 2016. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and as follows:

●	our history of losses;
●	worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance;
●	our potential need for additional capital, which, if not available on acceptable terms or at all, could restrict our future growth and severely limit our operations;
●	our brands could fail to achieve more widespread consumer acceptance, which may limit our growth;
●	our dependence on a limited number of suppliers, who may not perform satisfactorily or may end their relationships with us, which could result in lost sales, incurrence of additional costs or lost credibility in the marketplace;
●	our annual purchase obligations with certain suppliers;
●	the failure of even a few of our independent wholesale distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations;
●	our need to maintain a relatively large inventory of our products to support customer delivery requirements, which could negatively impact our operations if such inventory is lost due to theft, fire or other damage;
●	the potential limitation to our growth if we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, or integrate such brands after acquisitions;
●	currency exchange rate fluctuations and devaluations may significantly adversely affect our revenues, sales, costs of goods and overall financial results;
●

we have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have other material weaknesses or significant deficiencies in our internal control over financial reporting;

●	a failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on our business;
●	the possibility that we or our strategic partners will fail to protect our respective trademarks and trade secrets, which could compromise our competitive position and decrease the value of our brand portfolio;
●	the possibility that we cannot secure and maintain listings in control states, which could cause the sales of our products to decrease significantly;
●	an impairment in the carrying value of our goodwill or other acquired intangible assets could negatively affect our operating results and shareholders’ equity;
●	changes in consumer preferences and trends could adversely affect demand for our products;
●	there is substantial competition in our industry and the many factors that may prevent us from competing successfully;
●	adverse changes in public opinion about alcohol could reduce demand for our products;
●	class action or other litigation relating to alcohol misuse or abuse could adversely affect our business; and
●	adverse regulatory decisions and legal, regulatory or tax changes could limit our business activities, increase our operating costs and reduce our margins.

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2018, we had $18.6 million outstanding under the Credit Facility, including $4.8 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of March 31, 2018, we had 0.1 million outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $18.6 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at March 31, 2018 would have an impact of approximately $157,301 on our interest expense for the year.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the year ended March 31, 2018, Euro denominated sales accounted for approximately 6.1% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the year ended March 31, 2018, Euro denominated expenses accounted for approximately 7.9% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $607,091 on our income from operations for the year ended March 31, 2018.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At March 31, 2018 and 2017, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was income of $226,661 for the year ended March 31, 2018, a loss of ($114,878) for the year ended March 31, 2017 and income of $92,131 for the year ended March 31, 2016. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $280,000 for the year ended March 31, 2018 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of March 31, 2018, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Castle Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. and Subsidiaries (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 14, 2018 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2004.

EISNERAMPER LLP

New York, New York

June 14, 2018

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2018	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$376,987	$611,048
Accounts receivable - net of allowance for doubtful accounts of $390,939 and $302,275 at March 31, 2018 and 2017, respectively	13,083,487	11,460,432
Inventories- net of allowance for obsolete and slow-moving inventory of $346,344 and $312,711 at March 31, 2018 and 2017, respectively	34,555,553	28,952,562
Prepaid expenses and other current assets	3,724,759	3,674,923

Total Current Assets	51,740,786	44,698,965

Equipment - net	839,409	909,780

Intangible assets - net of accumulated amortization of $8,485,253 and $8,035,018 at March 31, 2018 and 2017, respectively	5,968,945	6,387,330
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	813,926	570,097
Restricted cash	382,279	331,455
Other assets	91,789	99,773

Total Assets	$60,333,360	$53,493,626

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of notes payable	$176,148	$-
Accounts payable	7,674,858	7,549,944
Accrued expenses	2,497,001	4,668,706
Due to shareholders and affiliates	2,785,910	2,158,318

Total Current Liabilities	13,133,917	14,376,968

Long-Term Liabilities
Credit facility, net (including $576,546 and $412,269 of related-party participation at March 31, 2018 and 2017, respectively)	18,505,897	13,033,075
Note payable - 11% Subordinated note	20,000,000	20,000,000
Notes payable - 5% Convertible notes (including $1,100,000 of related party participation at March 31, 2017)	-	1,675,000
Notes payable - GCP Note	211,580	211,580
Deferred tax liability	485,484	558,766
Other	6,778	20,666

Total Liabilities	52,343,656	49,876,055

Commitments and Contingencies (Note 11)
Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and 2017	-	-
Common stock, $.01 par value, 300,000,000 shares authorized at March 31, 2018 and 2017, 166,330,733 and 162,945,805 shares issued and outstanding at March 31, 2018 and 2017, respectively	1,663,307	1,629,458
Additional paid-in capital	154,731,044	150,889,613
Accumulated deficit	(149,891,272)	(149,072,340)
Accumulated other comprehensive loss	(2,082,011)	(2,308,672)

Total controlling shareholders’ equity	4,421,068	1,138,059

Noncontrolling interests	3,568,636	2,479,512

Total Equity, including noncontrolling interests	7,989,704	3,617,571

Total Liabilities and Equity	$60,333,360	$53,493,626

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	2018	2017	2016
Sales, net*	$89,897,517	$77,269,131	$72,220,368
Cost of sales*	53,690,565	45,568,774	43,666,798

Gross profit	36,206,952	31,700,357	28,553,570

Selling expense	21,780,495	20,122,490	19,222,659
General and administrative expense	9,422,845	8,642,775	7,385,851
Depreciation and amortization	809,395	1,030,093	939,513

Income from operations	4,194,217	1,904,999	1,005,547

Other expense, net	(215)	(10,660)	(666)
Income from equity investment in non-consolidated affiliate	87,829	51,430	18,667
Foreign exchange (loss) gain	(77,125)	83,706	(190,867)
Interest expense, net	(3,794,144)	(1,335,241)	(1,088,539)

Income (loss) before provision for income taxes	410,562	694,234	(255,858)
Income tax expense, net	(140,370)	(187,702)	(1,450,848)

Net income (loss)	270,192	506,532	(1,706,706)
Net income attributable to noncontrolling interests	(1,089,124)	(1,359,145)	(809,662)

Net loss attributable to common shareholders	$(818,932)	$(852,613)	$(2,516,368)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.01)	$(0.02)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	163,661,927	160,811,957	159,380,223

*Sales, net and Cost of sales include excise taxes of $7,648,626, $7,645,789 and $7,451,569 for the years ended March 31, 2018, 2017 and 2016, respectively.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years ended March 31,
	2018	2017	2016
Net income (loss)	$270,192	$506,532	$(1,706,706)
Other comprehensive income (loss):
Foreign currency translation adjustment	226,661	(114,878)	92,131

Total other comprehensive income (loss):	226,661	(114,878)	92,131

Comprehensive income (loss)	$496,853	$391,654	$(1,614,575)

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
BALANCE, MARCH 31, 2015, as previously recorded	157,187,658	$1,571,877	$162,626,893	$(143,361,711)	$(2,285,925)	$2,543,529	$21,094,663
Prior-period revision to inventory				(2,341,648)			(2,341,648)

BALANCE, MARCH 31, 2015, revised	157,187,658	$1,571,877	$162,626,893	$(145,703.359)	$(2,285,925)	$2,543,529	$18,753,016

Net (loss) income				(2,516,368)		809,662	(1,706,706)
Foreign currency translation adjustment					92,131		92,131
Issuance of common stock, net of issuance costs of $124,876	2,119,282	21,193	3,105,920				3,127,113
Exercise of common stock options	1,079,602	10,796	364,184				374,980
Common stock issued under 2013 incentive compensation plan	88,235	882	119,118				120,000
Subsidiary dividend paid to non-controlling interests			(600,000)				(600,000)
Stock-based compensation			1,250,556				1,250,556

BALANCE, MARCH 31, 2016	160,474,777	$1,604,748	$166,866,671	$(148,219,727)	$(2,193,794)	$3,353,191	$21,411,089

Net (loss) income				(852,613)		1,359,145	506,532
Foreign currency translation adjustment					(114,878)		(114,878)
Common stock issuance costs			(14,355)				(14,355)
Exercise of common stock options	671,028	6,710	244,479				251,189
Common stock issued in connection with the acquisition of an additional 20.1% of noncontrolling interests	1,800,000	18,000	2,430,000				2,448,000
Effect of acquisition of an additional 20.1% of noncontrolling interests			(20,215,176)			(2,232,824)	(22,448,000)
Stock-based compensation			1,577,994				1,577,994

BALANCE, MARCH 31, 2017	162,945,805	$1,629,458	$150,889,613	$(149,072,340)	$(2,308,672)	$2,479,512	$3,617,571

Net (loss) income				(818,932)		1,089,124	270,192
Foreign currency translation adjustment					226,661		226,661
Exercise of common stock options	356,700	3,567	231,696				235,263
Common stock purchased under employee stock purchase plan	32,894	329	32,943				33,272
Restricted share Grants	1,182,000	11,820	(11,820)				-
Conversion of 5% Convertible Notes to common stock	1,813,334	18,133	1,613,867				1,632,000
Stock-based compensation			1,974,745				1,974,745

BALANCE, MARCH 31, 2018	166,330,733	$1,663,307	$154,731,044	$(149,891,272)	$(2,082,011)	$3,568,636	$7,989,703

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended March 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$270,192	$506,532	$(1,706,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	809,395	1,030,093	939,513
Provision for doubtful accounts	59,012	123,200	61,000
Amortization of deferred financing costs	112,696	160,681	177,127
Deferred income tax (benefit) expense, net	(73,282)	(645,235)	(129,152)
Net income from equity investment in non-consolidated affiliate	(87,829)	(51,430)	(18,667)
Effect of changes in foreign currency translation	77,125	(83,706)	190,867
Stock-based compensation expense	1,974,745	1,577,994	1,370,556
Addition to provision for obsolete inventories	376,611	240,000	200,000
Changes in operations, assets and liabilities:
Accounts receivable	(1,656,482)	(1,182,011)	85,040
Due from affiliates	-	3,279	135,471
Inventory	(5,898,746)	(4,344,791)	(6,498,338)
Prepaid expenses and supplies	(39,297)	(2,066,856)	(117,258)
Other assets	(103,728)	(60,117)	(92,260)
Accounts payable and accrued expenses	(2,085,822)	2,217,652	3,163,818
Accrued interest	10,579	10,579	10,579
Due to related parties	627,591	820,247	(625,812)
Other liabilities	(13,888)	20,666	-

Total adjustments	(5,911,320)	(2,229,755)	(1,147,516)

NET CASH USED IN OPERATING ACTIVITIES	(5,641,128)	(1,723,223)	(2,854,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(294,304)	(364,740)	(466,462)
Acquisition of intangible assets	(14,602)	(2,740)	(23,885)
Investment in consolidated entity	-	(20,000,000)	-
Investment in non-consolidated affiliate, at equity	(156,000)	-	(500,000)
Change in restricted cash	(22)	(7,040)	(257)

NET CASH USED IN INVESTING ACTIVITIES	(464,928)	(20,374,520)	(990,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) credit facility	5,471,837	1,044,531	1,965,050
Proceeds from 11% Subordinated note	-	20,000,000	-
Payments on Bourbon term loan	-	-	(744,900)
Net proceeds from (payments on) foreign revolving credit facility	119,835	-	(34,743)
Proceeds from issuance of common stock	-	-	3,251,989
Proceeds from issuance of common stock under employee stock purchase plan	33,272	-	-
Payments for costs of stock issuance	-	(14,355)	(124,876)
Subsidiary dividend paid to non-controlling interests	-	-	(600,000)
Proceeds from exercise of common stock options	235,263	251,189	374,980

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,860,207	21,281,365	4,087,500

EFFECTS OF FOREIGN CURRENCY TRANSLATION	11,788	(3,106)	(3,745)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(234,061)	(819,484)	238,929
CASH AND CASH EQUIVALENTS - BEGINNING	611,048	1,430,532	1,191,603

CASH AND CASH EQUIVALENTS - ENDING	$376,987	$611,048	$1,430,532
SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of 5% convertible note to common stock	$1,632,000	$-	$-
Issuance of common stock in connection with acquisition of additional 20.1% of noncontrolling interests	$-	$2,448,000	$-

Interest paid	$3,554,030	$1,159,667	$894,099
Income taxes paid	$1,904,211	$1,553,377	$1,079,387

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Description of business - The consolidated financial statements include the accounts of Castle Brands Inc. (“the Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”) and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 80.1% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.

Organization and operations - The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskey, liqueurs, vodka and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

C.

Prior Period Adjustment - The Company has revised its accumulated deficit and inventory balance at March 31, 2015 to properly state the historical carrying value of inventory. The Company determined that ending inventory at March 31, 2015 was overstated by $2,341,648, which represent the cumulative impact of errors related to the changes in estimated freight costs, excise taxes, certain cost variances in prior years, and accounting for intra-company inventory transfers between different locations. The Company assessed the materiality of these errors on previously issued consolidated financial statements and concluded that the error was immaterial to any single or cumulative period. As a result, inventory was decreased by $2,341,648 and accumulated deficit increased by $2,341,648 at March 31, 2015.

D.

Liquidity – In April 2018, the Company extended the term of the $20,000,000 11% subordinated note to September 15, 2020 (as described in Note 18). The Company believes that its current cash and working capital and the availability under the Credit Facility (as defined in Note 8C) will enable it to fund its obligations until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least June 2019. The Company can continue to meet its operating needs through additional mechanisms including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

E.	Brands - Rum and Ginger Beer - Goslings rums, a family of premium rums with a 200-year history, including the award-winning Goslings Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, and Goslings Stormy Ginger Beer, an essential non-alcoholic ingredient in Goslings trademarked Dark ‘n Stormy® rum cocktail.

Whiskey -Premium small batch bourbons: Jefferson’s, Jefferson’s Reserve, Jefferson’s Chef’s Collaboration, Jefferson’s Ocean Aged at Sea, Jefferson’s Wine Finish Collection, Jefferson’s Wood Experiments and Jefferson’s Presidential Select, Jefferson’s Rye, an aged rye whiskey, and Jefferson’s The Manhattan: Barrel Finished Cocktail, a ready-to-drink cocktail; the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt and classic pure grain versions; Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years, Knappogue Twin Wood, the first Sherry Finished Knappogue Castle Whiskey; and the Arran Scotch Whiskeys: the single malts, including the 10 Years Old, the 18 Years Old and special finishes, as well as the official Robert Burns whiskeys.

Liqueur - Pallini Limoncello, Raspicello and Peachcello premium Italian liqueurs; Brady’s Irish Cream, a premium Irish cream liqueur; Celtic Honey, a premium Irish liqueur; and Gozio amaretto, a premium Italian liqueur.

Vodka - Boru vodka, an ultra-pure, five-times distilled and specially filtered premium vodka. Boru is produced in Ireland.

F.	Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity at date of acquisition of three months or less to be cash equivalents.

G.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

H.	Trade accounts receivable - The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of its customers. For the years ended March 31, 2018, 2017 and 2016, the Company recorded an addition to allowances for doubtful accounts of $59,012, $123,200 and $61,000, respectively.

I.	Revenue recognition – Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination), and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

J.	Inventories - Inventories are comprised of distilled spirits, dry good raw materials (bottles, labels, corks and caps), packaging, finished goods, excise taxes and freight and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded in cost of goods sold. See Note 3.

During the years ended March 31, 2018, 2017 and 2016, the Company recorded an addition to allowances for obsolete and slow-moving inventory of $376,611, $240,000 and $200,000, respectively. The Company recorded these allowances and write-offs on both raw materials and finished goods, primarily in connection with spoilage and slow-moving inventory, label and packaging changes made to certain brands, as well as adjustments to estimated freight costs and excise taxes and certain cost variances. The charges have been recorded as increases to Cost of Sales in the respective years.

K.	Equipment - Equipment consists of office equipment, computers and software and furniture and fixtures. When assets are retired or otherwise disposed of, the cost and related depreciation is removed from the accounts, and any resulting gain or loss is recognized in the statement of operations. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

L.	Goodwill and other intangible assets - Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Under the goodwill qualitative assessment at March 31, 2018 and 2017, various events and circumstances that would affect the estimated fair value of each reporting unit were identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment. Based on this assessment, the Company determined that no quantitative assessment was required.

M.

Impairment and disposal of long-lived assets - Under ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. There were no impairments recorded during the years ended March 31, 2018, 2017 and 2016.

N	Shipping and handling - The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense and were $2,797,701, $2,347,121 and $2,635,430 for the years ended March 31, 2018, 2017 and 2016, respectively.

O.	Excise taxes and duty - Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

P.	Distributor charges and promotional goods - The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. Also, the Company has entered into arrangements with certain of its distributors whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

Q.	Foreign currency - The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

R.	Fair value of financial instruments - ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short-term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

-	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are directly or indirectly observable for the asset or liability for substantially the full term of the financial instrument.
-	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

S.	Income taxes - In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017 and the recognition of tax net operating loss carryfowards. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its current financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, “Income Taxes”, (“ASC 740”) in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is complete. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of March 31, 2018.

The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate for each quarter of the fiscal year, which in the Company’s case is 30.79% for the fiscal year ended March 31, 2018. Thereafter, the applicable statutory rate is 21.0%.

ASC 740 requires all companies to reflect the effects of the 2017 Tax Act in the period in which the 2017 Tax Act was enacted. Accordingly, the Company reduced the statutory rate that applies to its year-to-date fiscal 2018 earnings from 34.0% to 30.79%. In addition, the Company remeasured its deferred tax assets and liabilities based on the new rate. The combined result of the 2017 Tax Act resulted in a tax benefit of $40,485 during the three months ended December 31, 2017.

Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has adopted the provisions of ASC 740 and as of March 31, 2018, the Company had reserves for uncertain tax positions (including related interest and penalties) for various state and local tax issues of $6,778. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

T.	Research and development costs - The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

U.	Advertising - Advertising and marketing costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $5,013,523, $4,486,796 and $4,960,301 for the years ended March 31, 2018, 2017 and 2016, respectively.

V.	Use of estimates - The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and equity issuances, warrant valuation, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

W.

Recent accounting pronouncements – In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the 2017 Tax Act to be reclassified to retained earnings. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company has evaluated the new guidance and has determined that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial condition.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company has evaluated the new guidance and has determined that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial condition.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” ASU 2017-05 also adds guidance for partial sales of nonfinancial assets. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company has evaluated the new guidance and has determined that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial condition.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350).” ASU 2017-04 removes Step 2 from the goodwill impairment test. This guidance is effective for the Company as of April 1, 2020, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU, which must be applied prospectively, provides a narrower framework to be used to determine if a set of assets and activities constitutes a business than under current guidance and is generally expected to result in greater consistency in the application of ASC Topic 805, Business Combinations. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company has evaluated the new guidance and has determined that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”).” The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. The Company has evaluated the new guidance and has determined that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial condition.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory.” This ASU removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is effective for the Company as of April 1, 2018, with early adoption permitted. Entities must apply a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company has evaluated the new guidance and has determined that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial condition.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. The new standard is effective for the Company as of April 1, 2018, with early adoption permitted. Adoption is required to be on a retrospective basis, unless impracticable for any of the amendments, in which case a prospective application is permitted. The Company has evaluated the new guidance and has determined that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial condition.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The new revenue standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard contains principles to determine the measurement of revenue and timing of when it is recognized. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for the Company as of April 1, 2018. The Company expects to transition to ASU 2016-08 using the Modified-Retrospective Method, under which the prior years’ data is not recast; instead, a single adjustment is made to equity at the beginning of the initial year of application. The Company has evaluated the new guidance and has determined that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial condition.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Also, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for the Company as of April 1, 2018, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company has evaluated the new guidance and has determined that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial condition.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements

X

Accounting standards adopted - In August 2017, the FASB issued Accounting Standards Update 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of the hedge accounting compared to current GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance in the current period and determined that its adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance became effective for the Company beginning April 1, 2017. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance has been applied on a prospective basis and became effective for the Company as of April 1, 2017. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

NOTE 2 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options, vesting of restricted shares or conversion of convertible notes outstanding. In computing diluted net income per share for the years ended March 31, 2018, 2017 and 2016, no adjustment has been made to the weighted average outstanding common shares for the assumed conversion of convertible notes as assumed conversion of these securities is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2018	2017	2016
Stock options	15,346,608	15,798,558	13,508,086
Unvested restricted shares	1,182,000	-	-
5% Convertible notes	55,556	1,861,111	1,861,111

Total	16,584,164	17,659,669	15,369,197

NOTE 3 - INVENTORIES

	March 31,
	2018	2017
Raw materials – net	$21,015,172	$16,714,225
Finished goods – net	13,540,381	13,086,855

Total	$34,555,553	$29,801,080

As of each of March 31, 2018 and 2017, 9% of raw materials and 3% and 7%, respectively, of finished goods were located outside of the United States.

In the years ended March 31, 2018, 2017 and 2016, the Company acquired $7,945,841, $6,900,819 and $5,441,432 of aged bourbon whiskey, respectively, in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow-moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or net realizable value.

NOTE 4 - INVESTMENTS

Investment in Gosling-Castle Partners Inc., consolidated

In March 2017, the Company acquired an additional 201,000 shares (the “GCP Share Acquisition”) of the common stock of GCP, representing a 20.1% equity interest in GCP. GCP is a strategic global export venture between the Company and the Gosling family. As a result of the completion of the GCP Share Acquisition, the Company’s total equity interest in GCP increased to 80.1%. The consideration for the GCP Share Acquisition was (i) $20,000,000 in cash and (ii) 1,800,000 shares of common stock of the Company.

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

For the years ended March 31, 2018, 2017 and 2016, GCP had pretax net income on a stand-alone basis of $5,613,355, $3,762,130 and $3,475,006, respectively. The Company allocated a portion of this net income, or $1,104,608, $1,359,145 and $809,662, to non-controlling interest for the years ended March 31, 2018, 2017 and 2016, respectively. The cumulative balance allocated to noncontrolling interests in GCP was $3,568,636 and $2,479,512 at March 31, 2018 and 2017, respectively, as shown on the accompanying condensed consolidated balance sheets.

In September 2015, GCP declared and paid a $1,500,000 cash dividend to its shareholders. The Company recorded 60% of this dividend, or $900,000, as a return of capital and a reduction of its investment in GCP, and allocated 40% of this dividend, or $600,000, to noncontrolling interests and a reduction in the additional paid-in capital of GCP. GCP did not pay a dividend in the years ended March 31, 2018 and 2017.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. The investment has been used for the construction of a new warehouse in Crestwood, Kentucky dedicated to the storage of Jefferson’s whiskeys. In September 2017, CB-USA purchased an additional 5% of Copperhead for $156,000 from an existing shareholder. The Company has accounted for this investment under the equity method of accounting. For the years ended March 31, 2018 and 2017, the Company recognized $87,829 and $51,430 of income from this investment, respectively; for the initial period ended March 31, 2016, the Company recognized $18,667 of income from this investment. The investment balance was $813,926 and $570,097 at March 31, 2018 and 2017, respectively.

NOTE 5 - EQUIPMENT, NET

Equipment consists of the following:

	March 31,
	2018	2017
Equipment and software	$2,837,036	$2,536,064
Furniture and fixtures	112,397	112,397
Leasehold improvements	42,730	42,730

	2,992,163	2,691,191
Less: accumulated depreciation	2,152,754	1,781,411

Balance	$839,409	$909,780

Depreciation expense for the years ended March 31, 2018, 2017 and 2016 totaled $359,161, $366,381 and $280,702, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of March 31, 2018 and 2017.

Intangible assets consist of the following:

	March 31,
	2018	2017
Definite life brands	$170,000	$170,000
Trademarks	641,693	631,693
Rights	8,271,555	8,271,555
Product development	208,518	186,668
Patents	994,000	994,000
Other	55,460	55,460
	10,341,226	10,309,376
Less: accumulated amortization	8,485,253	8,035,018

Net	1,855,973	2,274,358
Other identifiable intangible assets - indefinite lived*	4,112,972	4,112,972
	$5,968,945	$6,387,330

* Other identifiable intangible assets - indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	March 31,
	2018	2017
Definite life brands	$170,000	$170,000
Trademarks	403,617	367,294
Rights	6,954,303	6,617,062
Product development	47,880	37,478
Patents	909,453	843,184
Accumulated amortization	$8,485,253	$8,035,018

Amortization expense for the years ended March 31, 2018, 2017 and 2016 totaled $450,234, $663,712 and $658,811, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2019	$231,596
2020	193,431
2021	191,289
2022	186,806
2023	166,823

Total	$969,945

NOTE 7 - RESTRICTED CASH

At March 31, 2018 and 2017, the Company had €310,324 or $382,279 (translated at the March 31, 2017 exchange rate) and €310,305 or $331,455 (translated at the March 31, 2017 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 8A below.

NOTE 8 - NOTES PAYABLE AND CAPITAL LEASE

	March 31,
	2018	2017
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$126,148	$-
Note payable - GCP note (B)	211,580	211,580
Credit facility (C)	18,505,897	13,033,075
5% Convertible notes (D)	50,000	1,675,000
11% Subordinated Note (E)	20,000,000	20,000,000

Total	$38,893,625	$34,919,655

A.	The Company has arranged various credit facilities aggregating €310,324 or $382,279 (translated at the March 31, 2018 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. At March 31, 2018, there was €102,404 or $126,148 (translated at the March 31, 2018 exchange rate) of principal due on the foreign revolving credit facilities include in current maturities of notes payable and no balance on the credit facilities included in notes payable at March 31, 2017.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At each of March 31, 2018 and 2017, $10,579 of accrued interest was converted to amounts due to affiliates. At each of March 31, 2018 and 2017, $211,580 of principal due on the GCP Note was included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into a loan and security agreement (as amended and restated, and further amended, the “Amended Agreement”) with Keltic Financial Partners II, LP (“Keltic, succeeded to be ACF FinCo I LP (“ACF”), which, as amended, through March 31, 2018, provided for availability (subject to certain terms and conditions) of a facility of up to $21.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital., including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $21,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit.

The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of March 31, 2018, the Credit Facility interest rate was 7.00625%.

The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2018, the interest rate applicable to the Purchased Inventory Sublimit was 8.75625%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed.

The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. For the year ended March 31, 2018, the Company paid interest at 6.5% through June 14, 2018, then 6.75% through December 13, 2017, then 7.0% through February 28, 2018, and then 7.06250% through March 31, 2018 on the Amended Agreement. For the year ended March 31, 2017, the Company paid interest at 6% through December 14, 2016, then 6.25% through March 15, 2017, then 6.5% through March 31, 2017 on the Amended Agreement. For the year ended March 31, 2016, the Company paid interest at 6% through August 9, 2015, then 5.75% through December 15, 2015, then 6% through March 31, 2016 on the Amended Agreement. For the year ended March 31, 2018, the Company paid interest at 8.25% through June 14, 2018, then at 8.5% through December 13, 2017, then 8.75% through February 28, 2018, and then 8.75625% through March 31, 2018 on the Purchased Inventory Sublimit For the year ended March 31, 2017, the Company paid interest at 7.75% through December 14, 2016, and then at 8.0% through March 15, 2017, then 8.25% through March 31, 2017 on the Purchased Inventory Sublimit. For the year ended March 31, 2016, the Company paid interest at 7.5% through December 15, 2015, and then at 7.75% through March 31, 2016 on the Purchased Inventory Sublimit. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Amended Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At March 31, 2018, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. The Credit Facility matures on July 31, 2019.

ACF required as a condition to entering into an amendment to the Amended Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, Brian L. Heller, the Company’s General Counsel and Assistant Secretary, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4,900,000. Neither the Company nor CB-USA is a party to the participation agreement. However, the Company and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which the Company and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the Loan Agreement Amendment and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

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

In May 2018, the Company and CB-USA entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended Agreement to amend certain terms of the Credit Facility. Among other changes, the Fourth Amendment increased the maximum amount of the Credit Facility from $21,000,000 to $23,000,000, and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory.

At March 31, 2018 and 2017, $18,604,962 and $13,133,124, respectively, due on the Credit Facility was included in long-term liabilities. At March 31, 2018 and 2017, there was $2,395,038 and $5,866,876, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $99,065 and $94,109 of debt issuance costs at March 31, 2018 and 2017, respectively, as direct deductions from the carrying amount of the related debt liability.

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

The purchasers of the Convertible Notes included related parties of the Company, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000), an affiliate of Glenn Halpryn ($200,000), Dennis Scholl ($100,000), and Vector Group Ltd., a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Phillip Frost, M.D. is a principal shareholder ($200,000).

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

During the year ended March 31, 2018, certain holders of the Convertible Notes converted an aggregate $1,632,000 of the outstanding principal and interest balances of their Convertible Notes into 1,813,334 shares of the Company’s common stock, pursuant to the terms of the Convertible Notes. The converting holders included an affiliate of Dr. Phillip Frost, Mark E. Andrews, III an affiliate of Richard J. Lampen, and Vector Group Ltd.

At March 31, 2018, $50,000 of principal due on the Convertible Notes was included in current maturities of notes payable, and at March 31, 2017, $1,675,000 of principal due on the Convertible Notes was included in long-term liabilities, respectively

E.

In March 2017, the Company issued a promissory note to Frost Nevada Investments Trust (the “Holder”), an entity affiliated with Phillip Frost, M.D., in the aggregate principal amount of $20,000,000 (the “Subordinated Note”). The purpose of Company’s issuance of the Subordinated Note was to finance the GCP Share Acquisition. The Subordinated Note bears interest quarterly at the rate of 11% per annum. The principal and interest incurred thereon were due and payable in full on March 15, 2019. All claims of the Holder to principal, interest and any other amounts owed under the Subordinated Note are subordinated in right of payment to all indebtedness of the Company existing as of the date of the Subordinated Note. The Subordinated Note contains customary events of default and may be prepaid by the Company, in whole or in part, without penalty, at any time.

In April 2018, the Company entered into a First Amendment to the Subordinated Note to extend the maturity date on the Subordinated Note from March 15, 2019 until September 15, 2020. No other provisions of the Subordinated Note were amended.

Payments due on notes payable after giving effect to the extensions and modifications noted above are as follows:

Years ending March 31,	Amount
2019	$176,148
2020	38,604,962
2021	211,580

Total	$38,992,690

NOTE 9 - EQUITY

Employee Stock Purchase Plan - In February 2017, the Company’s shareholders approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”) which provides for an aggregate of 3,000,000 shares of the Company’s stock reserved for issuance over the term of the 2017 ESPP. The purpose of the 2017 ESPP is to provide incentives for present and future employees of the Company and any designated subsidiary to acquire a proprietary interest in the Company through the purchase of shares of the Company’s common stock. As of March 31, 2018, 32,894 shares had been acquired under the 2017 ESPP; as of March 31, 2017, no shares had been acquired under the 2017 ESPP.

Convertible Notes conversion - In the year ended March 31, 2018, certain holders of the Convertible Notes converted an aggregate of $1,632,000 of the outstanding principal and interest balances of their Convertible Notes into 1,813,334 shares of the Company’s common stock, pursuant to the terms of the Convertible Notes. The converting holders included an affiliate of Dr. Phillip Frost, Mark E. Andrews, III an affiliate of Richard J. Lampen, and Vector Group Ltd.

Subsidiary dividend - In September 2015, GCP declared and paid a $1,500,000 cash dividend to its shareholders. The Company allocated 40% of this dividend, or $600,000, to non-controlling interests. No dividends were declared or paid in the years ended March 31, 2018 or 2017.

GCP Acquisition - As described in Note 4, in March 2017, the Company issued 1,800,000 shares of Common Stock as consideration in connection with the GCP Acquisition.

NOTE 10 - FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2018 and 2017, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

NOTE 11 - PROVISION FOR INCOME TAXES

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

The Company’s income tax expense for the years ended March 31, 2018, 2017 and 2016 consists primarily of federal and state and local taxes. Effective with the acquisition of the additional 20.1% of GCP as described in Note 4, GCP will file as part of the U.S. federal consolidated income tax group beginning in the year-ended March 31, 2018.

The components of income before the provision (benefit) for income taxes are as follows:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Domestic Operations	$577,902	$945,985	$(385,672)
Foreign Operations	(169,527)	(251,661)	129,814
Total	$408,375	$694,324	$(255,858)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Current provision (benefit)
Federal	$182,891	$1,617,000	$1,183,000
State	30,761	(784,000)	397,000
Foreign	-	-	-
Total current provision (benefit)	$213,652	$833,000	$1,580,000

Deferred provision (benefit)
Federal	$(74,135)	$(540,000)	$(148,152)
State	853	9,702	19,000
Foreign	-	(115,000)	-
Total deferred provision (benefit)	$(73,282)	$(645,298)	$(129,152)

Total provision (benefit)
Federal	$108,756	$1,077,000	$1,034,848
State	31,614	(774,298)	416,000
Foreign	-	(115,000)	-
Total provision (benefit)	$140,370	$187,702	$1,450,848

The effective income tax rate varies from the current blended statutory federal income tax rate of 30.79% for the year ended March 31, 2018 and the statutory rate of 34% for the years ended March 31, 2017 and 2016 as follows:

	Years ended March 31,
	2018	2017	2016
	%	%	%
Computed expected tax benefit, at federal statutory rate	(30.79)	(34.00)	(34.00)
Permanent items	(32.58)	(29.70)	176.00
Share based compensation	(52.93)	(48.46)	0.00
Impact of 2017 Tax Act	(2,714.39)	0.00	0.00
Change in valuation allowance	2,776.47	73.68	371.5
Effect of foreign operations	51.90	(67.87)	12.20
Increase in unrecognized tax benefit	2.88	(1.65)	0.00
Intercompany profit	0.00	0.00	13.90
Other	(1.98)	(2.34)	0.00
State and local taxes, net of federal benefit	(32.94)	83.31	27.5

Effective tax rate	(34.37)%	(27.03)%	567.10%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,
	2018	2017
Deferred income tax assets:
Accounts receivable	$99,000	$112,000
Inventory	988,000	1,204,000
Share based compensation	669,000	665,000
U.S. federal and state net operating losses	18,134,000	29,374,000
Foreign net operating losses	1,776,000	1,511,000
Other	73,000	245,000

Total gross assets	21,739,000	33,111,000
Less: Valuation allowance	(21,341,000)	(32,621,000)

Total deferred tax asset	$398,000	$490,000

Deferred income tax liability:
Intangible assets	$(790,000)	$(994,000)
Fixed assets	(56,000)	(6,000)
Other	(37,484)	(48,766)

Total deferred tax liability	(883,484)	(1,048,766)

Net deferred tax liability	$(485,484)	$(558,766)

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. The Company considers the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based on historic operating losses and projected future income, the Company concluded that its net deferred tax assets are not realizable on a more-likely-than-not basis. As such, the Company maintained a full valuation allowance against its net deferred tax assets. The Company’s valuation allowance decreased by $11,280,000 during fiscal 2018 primarily related to the remeasurement of its U.S. deferred tax assets and liabilities at the reduced federal corporate tax rate of 21% enacted with the 2017 Tax Act.

In accordance with ASC 350-10, the Company does not amortize indefinite lived-intangible assets for financial reporting purposes. The deferred tax liability of $485,000 relates to the tax effects of differences between the financial reporting and tax basis of intangible assets.

As of March 31, 2018, the Company had U.S. federal net operating loss carryforwards of approximately $80,818,000 for U.S. tax purposes, which expire in fiscal 2023 through 2036, if not utilized. The annual utilization of the net operating loss carryforwards may be limited in future years due to the “change in ownership provisions” set forth in Section 382 of the Internal Revenue Code. The Company also has Irish net operating loss carryforwards of approximately $14,205,000, which have an indefinite life.

As of March 31, 2018, the Company has not provided for U.S. federal and foreign withholding taxes on any excess of financial reporting over the tax basis of investments in foreign subsidiaries, as such earnings are indefinitely reinvested overseas. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Due to the complexities of the tax laws and assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at March 31, 2016	$-
Additions based on tax positions taken in the current and prior years	18,000
Settlements	-
Decreases based on tax positions taken in prior years	-
Other	-
Balance at March 31, 2017	$18,000
Additions based on tax positions taken in the current and prior years	6,000
Settlements	-
Decreases based on tax positions taken in prior years	(18,000)
Other	-
Balance at March 31, 2018	$6,000

Of the amounts reflected above at March 31, 2018, the entire amount would reduce the Company’s effective tax rate if recognized. The Company records accrued interest and penalties related to income tax matters in general and administrative expenses. For the year ended March 31, 2018 and 2017, interest and penalties on unrecognized tax benefits were $1,000 and $2,000, respectively. The Company does not believe that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Tax years 2014 through 2018 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2012 through 2018 remain open to examination in certain foreign tax jurisdictions.

NOTE 12 - STOCK-BASED COMPENSATION

Stock Incentive Plan - In July 2003, the Company implemented the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. Stock option grants under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a three to five-year period and expire ten years after the grant date.

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

In October 2012, the Company’s shareholders approved the 2013 Incentive Compensation Plan (“2013 Plan”) which provides for an aggregate of 10,000,000 shares of the Company’s stock for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. In February 2017, the Company’s shareholders approved an amendment to the 2013 Plan to increase the number of shares available under the 2013 Plan from 10,000,000 to 20,000,000. As of March 31, 2018, 9,277,500 shares had been issued under the 2013 Plan, with 10,722,500 shares remaining available for issuance.

Stock-based compensation expense for the years ended March 31, 2018, 2017 and 2016 amounted to $1,974,745, $1,577,994 and $1,370,556, respectively, of which $704,772, $495,775 and $493,666, respectively, is included in selling expense and $1,269,973, $1,082,219 and $876,890, respectively, is included in general and administrative expense for the years ended March 31, 2018, 2017 and 2016, respectively. At March 31, 2018, total unrecognized compensation cost amounted to approximately $3,311,178, representing 4,021,500 unvested options and 1,182,000 unvested restricted shares. This cost is expected to be recognized over a weighted-average period of 1.63 years for the unvested options and 2.98 years for the unvested restricted shares. There were 356,700, 671,028 and 1,079,602 options exercised during the years ended March 31, 2018, 2017 and 2016, respectively. The Company did not recognize any related tax benefit for the years ended March 31, 2018, 2017 and 2016, as the effects were de minimis.

Stock Options - A summary of the options outstanding under the 2003 and 2013 Plans is as follows:

	Years ended March 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	15,798,558	$0.78	13,508,086	$0.79	11,988,188	$0.58
Granted	-	-	3,280,000	0.91	2,622,500	1.63
Exercised	(356,700)	0.66	(671,028)	0.37	(1,079,602)	0.35
Forfeited	(95,250)	2.01	(318,500)	3.44	(23,000)	4.30

Outstanding and expected to vest at end of period	15,346,608	$0.78	15,798,558	$0.78	13,508,086	$0.79

Exercisable at period end	11,325,108	$0.65	9,285,121	$0.55	7,931,813	$0.53

Weighted average fair value of grants during the period		$-		$0.57		$1.07

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2018:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.01 - $0.25	273,200	0.51	273,200	$0.22	$278,596
$0.26 - $0.40	6,977,908	3.32	6,977,908	0.34	6,276,104
$0.41 - $1.00	5,153,500	7.42	2,348,000	0.96	660,076
$1.01 - $1.50	560,000	6.99	535,000	1.21	61,400
$1.51 - $2.00	2,382,000	7.18	1,191,000	1.67	-

	15,346,608	5.38	11,325,108	$0.65	$7,276,177

Total stock options exercisable as of March 31, 2018 were 11,325,108. The weighted average exercise price of these options was $0.65. The weighted average remaining life of the options outstanding was 5.38 years and of the options exercisable was 4.58 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2018, 2017 and 2016:

		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2015	4,924,055	$0.70

Granted	2,622,500	1.63
Canceled or expired	(12,000)	0.97
Vested	(1,958,282)	0.70

Unvested at March 31, 2016	5,576,273	$1.17

Granted	3,280,000	0.91
Canceled or expired	(138,250)	0.55
Vested	(2,171,648)	0.94

Unvested at March 31, 2017	6,546,375	$1.11

Granted	-	-
Canceled or expired	(56,000)	0.94
Vested	(2,433,875)	1.05

Unvested at March 31, 2018	4,056,500	$1.14

Restricted Share Grants — In April 2017, the Company’s Compensation Committee approved the grant of 1,092,000 restricted common shares to certain directors, officers, employees and related parties. The restricted shares vest in four equal annual installments. In March 2018, the Company’s Compensation Committee approved the grant of 90,000 restricted common shares to certain directors. The restricted shares vest in two equal installments.

A summary of the restricted stock outstanding under the 2013 Plan is as follows:

Shares
Restricted stock outstanding at March 31, 2017	—
Granted	1,182,000
Canceled or expired	—

Restricted stock outstanding at March 31, 2018	1,182,000

Weighted average fair value per restricted share at grant date	$1.65
Weighted average share price at grant date	$1.65

The fair value of each option award under the 2003 and 2013 Plans was estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility and the volatility of a peer group of companies over the expected life of the option. The expected term and vesting of the options represents the estimated period of time until exercise. The expected term was determined using the simplified method available under current guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends on its common stock in the near future. Current authoritative guidance also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience.

The fair value of options at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	March 31, 2017	March 31, 2016
Risk-free interest rate	1.37% - 1.89%	1.39% - 1.81%
Expected option life in years	5.5 - 6.25	5.5 - 6.25
Expected stock price volatility	68% - 69%	70% - 73%
Expected dividend yield	0%	0%

NOTE 13 - RELATED PARTY TRANSACTIONS

A.	In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2018, 2017 and 2016, Vector Group was paid $108,928, $110,846 and $85,396, respectively, under this agreement. These charges have been included in general and administrative expense.

B.	In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”) for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2018, 2017 and 2016, LTS was paid $182,875, $128,625 and $131,054, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and four other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

C.	As described in Note 8C, in March 2013, the Company entered into a Participation Agreement with certain related parties. As described in Notes 8D and 8E, in October 2013 and March 2017, the Company entered into various notes with certain related parties.

D.	As described in Note 4 in March 2017, the Company issued 1,800,000 shares of common stock to the Sellers and paid $20,000,000 to the Sellers in connection with the GCP Acquisition.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2018, the Company has contracted to purchase approximately €1,017,189 or $1,253,044 (translated at the March 31, 2018 exchange rate) in bulk Irish whiskey, of which €694,043, or $854,971, has been purchased as of March 31, 2018. For the contract year ending June 30, 2019, the Company has contracted to purchase approximately €1,105,572 or $1,361,921 (translated at the March 31, 2018 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2018, the Company has contracted to purchase approximately €442,274 or $544,825 (translated at the March 31, 2018 exchange rate) in bulk Irish whiskey, of which €338,632, or $417,151, has been purchased as of March 31, 2018. For the year ending June 30, 2019, the Company has contracted to purchase approximately €575,791 or $709,300 (translated at the March 31, 2018 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

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

In October 2017, the Company entered into a new supply agreement with a different bourbon distiller. Under this agreement, the distiller will provide the Company with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, the Company has contracted to purchase approximately $3,900,000 in newly distilled bourbon, none of which had been purchased as of March 31, 2018. The Company is not obligated to pay the distiller for any product not yet received.

D.	The Company has a distribution agreement with an international supplier to be the sole-producer of Celtic Honey, one of the Company’s products, for an indefinite period.

E.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,848 (translated at the March 31, 2018 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2018 and provides for monthly payments of $3,440. In May 2018, the Houston lease was extended through June 26, 2021 The Company has also entered into non-cancelable operating leases for certain office equipment.

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2019	$406,896
2020	385,395
2021	44,231
2022	11,163

Total	$847,685

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $444,117, $477,460 and $335,047 for the years ended March 31, 2018, 2017 and 2016, respectively, and is included in general and administrative expense.

F.	As described in Note 8C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014, August 2015, October 2017 and May 2018.

G.	Except as set forth below, the Company believes that neither it nor any of its subsidiaries is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 15 - CONCENTRATIONS

A.	Credit Risk - The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers - Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies, accounted for approximately, 37.2%, 36.6% and 39.9% of the Company’s net sales for the years ended March 31, 2018, 2017 and 2016, respectively, and approximately 28.6% and 29.3% of accounts receivable at March 31, 2018 and 2017, respectively.

NOTE 16 - GEOGRAPHIC INFORMATION

The Company operates in one reportable segment - the sale of premium beverage alcohol. The Company’s product categories are rum, whiskeys, liqueurs, vodka, tequila and ginger beer, a related non-alcoholic beverage product. The Company reports its operations in two geographic areas: International and United States.

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

	Years ended March 31,
	2018		2017		2016
Consolidated Sales, net:
International	$8,926,378	9.9%	$7,528,766	9.7%	$9,302,134	12.9%
United States	80,971,139	90.1%	69,740,365	90.3%	62,918,234	87.1%

Total Consolidated Sales, net	$89,897,517	100.0%	$77,269,131	100.0%	$72,220,368	100.0%

Consolidated Income (Loss) from Operations:
International	$(94,066)	(2.2)%	$(210,100)	(11.0)%	$(34,268)	(3.4)%
United States	4,288,283	102.2%	2,115,099	111.0%	1,039,815	103.4%

Total Consolidated Income (Loss) from Operations	$4,194,217	100.0%	$1,904,999	100.0%	$1,005,547	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$35,272	(4.3)%	$(109,164)	12.8%	$11,490	(0.5)%
United States	(854,204)	104.3%	(743,449)	87.2%	(2,527,858)	100.5%

Total Consolidated Net Loss Attributable to Common Shareholders	$(818,932)	100.0%	$(852,613)	100.0%	$(2,516,368)	100.0%

Income tax expense, net:
United States	$(140,370)	100.0%	$(187,702)	100.0%	$(1,450,848)	100.0%

Consolidated Sales, net by category:
Whiskey	$33,931,832	37.8%	$28,339,770	36.7%	$26,009,839	36.0%
Rum	18,518,450	20.6%	18,759,610	24.3%	18,858,554	26.1%
Liqueurs	9,339,246	10.4%	8,386,705	10.9%	8,567,121	11.9%
Vodka	1,365,764	1.5%	1,569,004	2.0%	2,364,429	3.3%
Tequila	202,215	0.2%	210,012	0.3%	198,330	0.3%
Ginger beer	26,540,010	29.5%	20,004,029	25.9%	16,222,095	22.5%

Total Consolidated Sales, net	$89,897,517	100.0%	$77,269,131	100.0%	$72,220,368	100.0%

	As of March 31,
	2018		2017
Consolidated Assets:
International	$2,886,735	4.8%	$3,234,536	6.0%
United States	57,446,625	95.2%	51,107,608	94.0%

Total Consolidated Assets	$60,333,360	100.0%	$54,342,144	100.0%

NOTE 17 - QUARTERLY FINANCIAL DATA (unaudited)

	1st	2nd	3rd	4th
Fiscal 2018:

Sales, net	$20,852,287	$20,894,150	$24,079,623	$24,071,457

Gross profit	8,578,619	8,534,249	9,677,937	9,407,147

Net (loss) income	$(865,218)	$280,622	$664,603	$190,185

Net (income) attributable to noncontrolling interests	(81,178)	(282,304)	(199,023)	(526,619)

Net (loss) income attributable to common Stockholders	$(946,396)	$(1,682)	$465,580	$(336,434)

Net (loss) income per common share, basic, attributable to common shareholders	$(0.01)	$(0.00)	$0.00	$(0.00)
Net (loss) income per common share, diluted, attributable to common shareholders	$(0.01)	$(0.00)	$0.00	$(0.00)
Weighted average shares used in computation, basic, attributable to common shareholders	163,072,642	163,209,562	163,470,150	164,899,255
Weighted average shares used in computation, diluted, attributable to common shareholders	163,072,642	163,209,562	171,121,927	164,899,255

	1st	2nd	3rd	4th
Fiscal 2017:

Sales, net	$16,750,925	$19,627,791	$18,309,539	$22,580,876

Gross profit	6,716,115	7,727,260	7,670,240	9,586,742

Net (loss) income	$(595,703)	$(489,854)	$892,364	$699,725

Net (income) loss attributable to noncontrolling interests	(170,116)	(210,856)	(469,798)	(508,375)

Net (loss) income attributable to common stockholders	$(765,819)	$(700,710)	$422,566	$191,350

Net (loss) income per common share, basic, attributable to common shareholders	$(0.00)	$(0.00)	$0.00	$0.00
Net (loss) income per common share, diluted, attributable to common shareholders	$(0.00)	$(0.00)	$0.00	$0.00
Weighted average shares used in computation, basic, attributable to common shareholders	160,521,947	160,698,696	160,963,862	161,065,685
Weighted average shares used in computation, diluted, attributable to common shareholders	160,521,947	160,698,696	165,245,935	165,878,218

NOTE 18 – SUBSEQUENT EVENTS

Subordinated Note Amendment - In April 2018, the Company entered into a First Amendment to the Subordinated Note to extend the maturity date on the Subordinated Note from March 15, 2019 until September 15, 2020. No other provisions of the Subordinated Note were amended.

Credit Facility Amendment - In May 2018, the Company and CB-USA entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended Agreement to amend certain terms of the Company’s existing Credit Facility with ACF. Among other changes, the Fourth Amendment increased the maximum amount of the Credit Facility from $21,000,000 to $23,000,000, and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. The Company and CB-USA paid ACF an aggregate $20,000 commitment fee in connection with the Fourth Amendment. In connection with the Fourth Amendment, the Company and CB-USA also entered into an Amended and Restated Revolving Credit Note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2018. Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2018. In light of the material weakness in internal control over financial reporting, we analyzed the underlying data used in reconciling inventory transfers between domestic and foreign locations, prior to filing this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2018, we did not maintain effective internal controls over the recording of inventory transfers between domestic and foreign locations because certain internal controls over the reconciliation of the inventory transfer account were not operating effectively.

The errors arising from the underlying deficiencies are not material to the Consolidated Financial Statements reported in any interim or annual period and therefore, did not result in a revision to previously filed Consolidated Financial Statements. However, these control deficiencies could result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies constitute a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2018 and 2017, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

The independent registered public accounting firm, EisnerAmper LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

(c) Remediation of the Material Weakness

Since the identification of the material weaknesses, management implemented a remediation plan to address the control deficiencies underlying the material weaknesses. The remediation plan includes:

● Implementing specific reconciliation and review procedures on a quarterly as well as annual basis designed to ensure inventory is being accurately costed.

Management has had the foregoing reconciliation and review procedures regarding the allocation of excise taxes and freight costs to inventory in place and operating since the first quarter of the Company’s fiscal year ending March 31, 2018. Management believes that such enhanced control has been operating effectively in the fiscal year ending March 31, 2018.

Management plans to have its enhanced review procedures over reconciling inventory transfers between domestic and foreign locations in place and operating in the second quarter of the Company’s fiscal year ending March 31, 2019. Management intends to remediate this material weakness by March 31, 2019, assuming the Company has sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

(d) Changes in Internal Control over Financial Reporting

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Castle Brands Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Castle Brands Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, Castle Brands Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of March 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The material weakness related to controls over reconciling inventory transfers between domestic and foreign locations. This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the March 31, 2018 financial statements, and this report does not affect our report dated June 14, 2017, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Castle Brands Inc. and Subsidiaries as of March 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes and our report dated June 14, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
June 14, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements - See Index to Financial Statements at Item 8 on page 32 of this annual report on Form 10-K.

2. Financial Statement Schedules - Omitted because they are not applicable or not required.

3. Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

2.1	Stock Purchase Agreement, dated March 29, 2017, by and among Castle Brands Inc., Gosling’s Limited, and E. Malcolm B. Gosling (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on March 30, 2017)

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 30, 2014)

3.2	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

4.2	Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on September 24, 2014)

4.3	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 7, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

4.4	Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 17, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 18, 2015)

4.5	Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 18, 2017, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 20, 2017)

4.6	Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 15, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on May 18, 2018)

4.7	Amended and Restated Revolving Credit Note, dated as of May 15, 2018, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on May 18, 2018)

4.8	5% Convertible Subordinated Note Purchase Agreement, dated as of October 21, 2013, among the Company and the parties set forth on the signature pages attached thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

4.9	Form of 5% Subordinated Convertible Note Due 2018, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on November 1, 2013)

4.10	11% Subordinated Note due 2019, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on March 30, 2017)

4.11

First Amendment to 11% Subordinated Note, dated as of April 17, 2018, between Castle Brands Inc. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on April 19, 2018)

10.1

Amended and Restated National Distribution Agreement, dated as of March 29, 2017, by and between Castle Brands (USA) Corp. and Gosling-Castle Partners Inc. (incorporated by reference to Exhibit 10.2 to our annual report on Form 10-K filed with the SEC on June 14, 2017) (2)

10.2	Stockholders’ Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (Exhibit 10.5)(1)

10.3	Agreement, dated as of January 12, 2011, between Pallini SpA and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

10.4	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.8)(1)(2)

10.5	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.9)(1)

10.6	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.7	Form of Indemnification Agreement entered into with directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on August 14, 2013)

10.8	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.9	Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.10	Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

10.11	Amendment to Fourth Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 27, 2014)#

10.12	Amendment to Third Amended and Restated Employment Agreement, dated as of February 1, 2016, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 3, 2016)#

10.13	Amendment to Third Amended and Restated Employment Agreement, dated as of June 6, 2018, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 7, 2018)#

10.14	Reaffirmation Agreement, dated as of August 7, 2015, by and among the Company, Castle Brands (USA) Corp., the officers’ signatory thereto and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

10.15	Castle Brands Inc. 2003 Stock Incentive Plan, as amended (Exhibit 10.29)(1)#

10.16	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (Exhibit 10.30)(1)#

10.17	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.18	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K filed with the SEC on June 14, 2017)#

10.19	Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.20	Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2012 annual meeting of shareholders, filed with the SEC on September 11, 2012)#

10.21	Amendment No. 1 to the Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-8 filed with the SEC on March 23, 2017)#

10.22	Extension and Amendment Agreement, dated as of October 24, 2015, by and between Castle Brands (USA) Corp. and Pallini S.p.A. (f/k/a Pallini Internazionale S.r.l.) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 29, 2015)(2)

10.23	Castle Brands Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders, filed with the SEC on January 11, 2017)#

10.24	Amendment No. 1 to Stockholders Agreement, dated March 29, 2017, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K filed with the SEC on June 14, 2017)

10.25	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and John Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.26	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.27	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.28	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alejandra Peña (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

21.1	List of Subsidiaries*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

#	Management Compensation Contract

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006, and incorporated by reference herein.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2018.

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

Signature	Title	Date

/s/ RICHARD J. LAMPEN	President and Chief Executive Officer and Director	June 14, 2018
Richard J. Lampen	(Principal Executive Officer)

/s/ ALFRED J. SMALL	Senior Vice President, Chief Financial	June 14, 2018
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ MARK ANDREWS	Director	June 14, 2018
Mark Andrews

/s/ JOHN F. BEAUDETTE	Director	June 14, 2018
John F. Beaudette

/s/ HENRY C. BEINSTEIN	Director	June 14, 2018
Henry C. Beinstein

/s/ PHILLIP FROST, M.D.	Director	June 14, 2018
Phillip Frost, M.D.

/s/ DR. RICHARD M. KRASNO	Director	June 14, 2018
Dr. Richard M. Krasno

/s/ STEVEN D. RUBIN	Director	June 14, 2018
Steven D. Rubin

/s/ MARK ZEITCHICK	Director	June 14, 2018
Mark Zeitchick

