Form 10-K/A
period 2018-03-31
Castle Brands Inc
filed 2018-07-25
CIK 1311538

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2017 closing price was approximately $99,826,917 based on the closing price per share as reported on the NYSE American on such date. The registrant had 168,100,801 shares of common stock outstanding at July 18, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Castle Brands Inc. is filing this Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2018 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2018 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include an updated exhibit index which includes the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment, and an exhibit that was unintentionally omitted from the exhibit index in the Original 10-K. Except for the addition of the Part III information, the updates to the cover page and the updated exhibit index, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

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

Mark E. Andrews, III, 68, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005. Mr. Andrews served as our chief executive officer from December 2003 until November 2008. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. He also serves as a life trustee of The New York Presbyterian Hospital in New York City. Mr. Andrews’ pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

John F. Beaudette, 61, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been president and chief executive officer of MHW, Ltd., a national beverage alcohol import, distribution and service company located in Manhasset, New York. MHW, Ltd. provides U.S. import and distribution services to wineries, breweries, and distilleries throughout the world. He serves as Vice Chairman of the board of directors of The National Association of Beverage Importers Inc. (NABI). Mr. Beaudette’s pertinent experience, qualifications, attributes and skills include industry expertise, managerial experience and the knowledge and experience he has attained through his service as a director of our company.

Henry C. Beinstein, 75, has served as a director of our company since January 2009. He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since March 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns more than 70% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Since May 2001, Mr. Beinstein has served as a director of Ladenburg Thalmann Financial Services Inc., a publicly-traded diversified financial services company. Mr. Beinstein is a certified public accountant in New York and previously was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 81, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company. Since July 2006, Dr. Frost has served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. Dr. Frost also serves as a director for CoCrystal Pharma, Inc., a biotechnology company. He also serves as chairman of Temple Emanu-El, as a member of the Florida Council of 100, as a trustee for each of the University of Miami, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center and as a member of the executive committee of the board of trustees of the Phillip and Patricia Frost Museum of Science. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. Dr. Frost served as a director of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, from January 2006 until February 2015, served as chairman of the board of directors of Teva from March 2010 until December 2014 and served as vice chairman of the board of directors from January 2006 when Teva acquired IVAX Corporation until March 2010. Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986 and served as chairman of the board of directors and chief executive officer of IVAX from 1987 to January 2006. Dr. Frost previously served as vice chairman of the board of directors of Cogint, Inc., as a director of Continucare Corp. (until its merger with Metropolitan Health Networks, Inc.), PROLOR Biotech, Inc. (until it was acquired by OPKO Health, Inc.), TransEnterix, Inc. (formerly SafeStitch Medical, Inc.), and Sevion Therapeutics, Inc. (formerly Senesco Technologies, Inc.), and as governor and co-vice-chairman of the American Stock Exchange (now NYSE American). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Dr. Richard M. Krasno, 76, has served as a director of our company since March 2015 and as our lead independent director since May 2018. Dr. Krasno has served as a director of Ladenburg Thalmann Financial Services Inc. since 2006 and has served as its lead director since November 2014. Since October 2016, Dr. Krasno has served as a director of BioCardia, Inc., a clinical-stage regenerative medicine company. Since February 2017, Dr. Krasno has served as a director of OPKO Health, Inc. From 1999 to 2014, he served as the executive director of the William R. Kenan, Jr. Charitable Trust and, from 1999 to 2010, as president of the four affiliated William R. Kenan, Jr. Funds. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a director of the University of North Carolina Health Care System and served as chairman of the board of directors from 2009 to 2012. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Dr. Krasno’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Richard J. Lampen, 64, has served as our president and chief executive officer and as a director of our company since October 2008. Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996. Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc. Mr. Lampen has served as a director of Ladenburg Thalmann Financial Services Inc. since January 2002. Mr. Lampen previously served as chairman of the board of directors of the Financial Services Institute, an advocacy organization for independent broker-dealers and their affiliated independent financial advisors, and currently serves as its immediate past chairman. From January 1997 until January 2014, Mr. Lampen served as a director of SG Blocks, Inc. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company and as president and chief executive officer since 2008, and his managerial experience and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Steven D. Rubin, 58, has served as a director of our company since January 2009. Mr. Rubin has served as executive vice president - administration since May 2007 and as a director of OPKO Health, Inc. since February 2007. Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until its merger with Teva in January 2006. From May 2016 to October 2016, Mr. Rubin served as interim chief executive officer and interim chief financial officer of Tiger X Medical, Inc., prior to its merger with BioCardia, Inc. Mr. Rubin currently serves on the board of directors of VBI Vaccines, Inc., a commercial-stage biopharmaceutical company which develops, produces and markets next generation vaccines to address unmet needs in infectious disease and immunooncology, Kidville, Inc., which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Cocrystal Pharma, Inc., Eloxx Pharmaceuticals, Inc. (formerly Sevion Therapeutics, Inc.), Neovasc, Inc., a company developing and marketing medical specialty vascular devices, and ChromaDex Corp., an innovator of proprietary health, wellness and nutritional ingredients that creates science-based solutions for dietary supplement, food and beverage, skin care, sports nutrition, and pharmaceutical products. Mr. Rubin previously served as a director of Cogint, Inc., Dreams, Inc., a vertically integrated sports licensing and products company, SafeStitch Medical, Inc. prior to its merger with TransEnterix, Inc., SciVac Therapeutics, Inc. prior to its merger with VBI Vaccines, Inc., Tiger X Medical, Inc. prior to its merger with BioCardia, Inc. and PROLOR Biotech, Inc., prior to its acquisition by OPKO in August 2013. Mr. Rubin’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, legal experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Mark Zeitchick, 53, has served as a director of our company since March 2014. Mr. Zeitchick has been executive vice president of Ladenburg Thalmann Financial Services Inc. since September 2006 and has served as a director of Ladenburg Thalmann Financial Services Inc. since 1999. From August 1999 until December 2003, Mr. Zeitchick served as an executive vice president of Ladenburg Thalmann Financial Services Inc. and from September 2006 until December 2011, Mr. Zeitchick served as president and chief executive officer of its subsidiary Ladenburg Thalmann & Co. Inc. Mr. Zeitchick has been a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick’s pertinent experience, qualifications, attributes and skills include managerial and financial experience and the knowledge and experience he has attained through his service as a director and officer of a publicly-traded corporation.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	64	President and Chief Executive Officer
John S. Glover	63	Executive Vice President and Chief Operating Officer
T. Kelley Spillane	55	Senior Vice President - Global Sales
Alfred J. Small	49	Senior Vice President, Chief Financial Officer, Treasurer & Secretary
Alejandra Peña	51	Senior Vice President - Marketing

Listed below are biographical descriptions of our current executive officers. For Mr. Lampen’s information, see the description under “Directors” above.

John S. Glover, our executive vice president and chief operating officer, joined us in February 2008. From February 2008 to October 2008, Mr. Glover served as our senior vice president - marketing, since October 2008, he has served as our chief operating officer and since March 2017 he has served as our executive vice president. From June 2006 to February 2008, Mr. Glover served as senior vice president - commercial management of Remy Cointreau USA. From January 2001 to June 2006, Mr. Glover served in various management positions at Remy Cointreau in the United States and France. From January 1999 to January 2001, he was a managing director and chief marketing officer for Bols Royal Distilleries in the Netherlands.

T. Kelley Spillane, our senior vice president - global sales, joined us in April 2000. From April 2000 to December 2003, Mr. Spillane served as vice president - sales of Great Spirits Company, and was appointed executive vice president - U.S. sales in December 2003. He has served as our senior vice president - global sales since June 2013. Prior to joining us, Mr. Spillane worked at Carillon Importers Limited, a division of Grand Metropolitan PLC. Carillon developed and launched Absolut Vodka and Bombay Sapphire Gin. At Carillon, Mr. Spillane served as assistant manager for its control states and duty free divisions and was promoted to director of special accounts, focusing on expanding sales in national accounts.

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

Alejandra Peña, our senior vice president - marketing, joined us in September 2011. Prior to joining our company, Ms. Peña most recently served as marketing vice president for liqueurs and spirits for Remy Cointreau USA, where she was responsible for the marketing of Cointreau Liqueur and Mount Gay Rum in addition to other brands. Earlier in her career, she was employed with Banfi and served as marketing director of Italian Estate Wines. Ms. Peña started her career as a strategic consultant and is fluent in English, Spanish and Italian.

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended March 31, 2018.

Code of Business Conduct

Our board of directors has adopted a code of business conduct, which applies to all of our directors, executive officers and employees. The code of business conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees. Our code of business conduct is posted on our investor relations website at http:/investor.castlebrandsinc.com. We intend to post amendments to, or waivers from a provision of, our code of business conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website.

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

Our compensation committee may engage outside advisors, experts and others to assist it in determining executive compensation. Our compensation committee engaged GK Partners, Inc. to provide services in connection with its compensation review for the fiscal year ended March 31, 2018. In particular, GK Partners reviewed the terms of the new employment agreements entered into in April 2017 for our named executive officers (other than Mr. Lampen who does not have an employment agreement with our company). The compensation committee, considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act and applicable NYSE American rules, is not aware of any conflict of interest that has been raised by the work performed by GK Partners. Other than the services for which the compensation committee directly engaged GK Partners, GK Partners provided no services to us for the fiscal year ended March 31, 2018.

Set forth below is a discussion of the policies and decisions that shape our executive compensation programs, including the specific objectives and elements. Information regarding director compensation is included under the heading “Director Compensation” below.

General Executive Compensation Objectives and Philosophy

The objective of our executive compensation programs is to attract, retain and motivate talented executives who are critical for our continued growth and success and to align the interests of these executives with those of our shareholders. To achieve this objective, in addition to competitive annual base salaries, our executive compensation program utilizes a combination of annual incentives (cash bonuses) and long-term incentives through equity-based compensation. Our compensation committee believes that cash bonuses should reward our named executive officers for their personal performance, as well as our company’s overall business performance, and that equity-based compensation should align the long-term financial interests of our named executive officers with that of our shareholders. Long-term equity-based compensation for our named executive officers is typically subject to time-based vesting over a period of four years. We do not have specific policies for allocating between annual and long-term compensation or between cash and non-cash compensation. Such amounts are determined by our compensation committee on an annual basis as described below.

In establishing overall executive compensation levels, our compensation committee considers a number of criteria, including the executive’s scope of responsibilities, his or her prior and current contributions, attainment of individual and overall company performance objectives and key employee retention concerns. Our president and chief executive officer and our compensation committee believe that substantial portions of executive compensation should be linked to the overall performance of our company, and that the contributions of individuals over the course of the relevant performance period toward the goal of building a profitable business and shareholder value should be considered in the determination of each executive’s compensation. We do not use benchmarking against a peer group or otherwise.

Generally, our compensation committee reviews and, as appropriate, modifies compensation arrangements for executive officers in the first quarter of each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below. Annual equity awards, if any, are typically granted in the first quarter of each fiscal year as well. For the fiscal year ended March 31, 2018, except with respect to our president and chief executive officer’s compensation, our compensation committee considered our president and chief executive officer’s executive compensation recommendations, which were presented at the time of our compensation committee’s annual compensation review. In making its management pay determinations, the compensation committee considered the overall performance of each executive and their individual contributions to the growth of our company and its products as well as the company’s overall business performance and achievements. Specifically, the compensation committee considered each executive officer’s contributions to brand growth, operating cash flows, cost management and long-term value creation for our shareholders for the fiscal year ended March 31, 2018, as well as the retention of our executive officers.

For the fiscal year ended March 31, 2018, we granted a $120,000 cash bonus to Mr. Glover; a $77,000 cash bonus to Mr. Spillane; a $77,000 cash bonus to Mr. Small; and a $66,000 cash bonus to Ms. Peña.

In April 2017, we granted 130,000 restricted shares of common stock to Mr. Glover, 120,000 restricted shares of common stock to Mr. Andrews, 90,000 restricted shares of common stock to each of Mr. Spillane and Mr. Small and 75,000 restricted shares of common stock to Ms. Peña. The foregoing restricted shares vest in four equal annual installments beginning on the first anniversary of the grant date, subject to certain exceptions. In lieu of a restricted stock grant to Mr. Lampen, in June 2017 Mr. Lampen received a retention award of $400,000, which vests in two equal installments on March 31, 2018 and March 31, 2019. Under the terms of the retention award, Mr. Lampen was required to return 100% of the retention award after taxes if he voluntarily terminated his employment with us or was terminated with “Cause” (as defined in the retention award) prior to March 31, 2018. Mr. Lampen is required to return 50% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in the retention award) during the period from April 1, 2018 through March 31, 2019. The retention award will be reported in the Summary Compensation Table during the years in which it vests based on his continued service.

In April 2018, we granted 130,000 restricted shares of common stock to Mr. Glover, 120,000 restricted shares of common stock to Mr. Andrews, 90,000 restricted shares of common stock to each of Mr. Spillane and Mr. Small and 75,000 restricted shares of common stock to Ms. Peña. The foregoing restricted shares will vest in four equal annual installments beginning on the first anniversary of the grant date, subject to certain exceptions. In lieu of a restricted stock grant to Mr. Lampen, in May 2018 Mr. Lampen received a retention award of $500,000, which vests in two equal installments on March 31, 2019 and March 31, 2020. Under the terms of the retention award, Mr. Lampen is required to return 100% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in the retention award) prior to March 31, 2019. Mr. Lampen is required to return 50% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in the retention award) during the period from April 1, 2019 through March 31, 2020. The retention award will be reported in the Summary Compensation Table during the years in which it vests based on his continued service.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on our company.

Material Tax Implications of Our Compensation Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our shareholders. Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We did not pay any compensation during fiscal 2018 that would be subject to the limitations set forth in section 162(m). The exemption from section 162(m)’s deduction limit for performance-based compensation was repealed in December 2017, such that compensation paid to our named executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief.

Consideration of Our Most Recent Shareholder Advisory Vote on Executive Compensation

Last year, at our 2017 Annual Meeting, our shareholders cast an advisory vote on executive compensation, referred to as a “say-on-pay proposal”, as required by Section 14A of the Exchange Act. At the 2017 Annual Meeting, 98% of the total votes cast were in favor of the say-on-pay proposal, and we have considered such approval an endorsement of our executive compensation philosophy and programs. Therefore, our executive compensation philosophy and programs have been confirmed and remain substantially unchanged since last year. The next say-on-pay proposal will be included in the proxy statement for our 2018 Annual Meeting.

Compensation Committee Interlocks and Insider Participation

Each of John F. Beaudette, Dr. Richard M. Krasno and Steven D. Rubin served on our compensation committee during fiscal 2018, with Dr. Richard M. Krasno serving as chairman. No member of the compensation committee during fiscal 2018 was an officer, employee or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure pursuant to SEC rules and regulations. None of our executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure pursuant to SEC rules and regulations.

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

Submitted by the Compensation Committee of the Board of Directors:

John F. Beaudette

Dr. Richard M. Krasno, Chair

Steven D. Rubin

Summary Compensation Table

The following table shows the compensation paid to our named executive officers for our 2018, 2017 and 2016 fiscal years.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	Option Awards (1)	All Other Compensation		Total
Richard J. Lampen	2018	$-	$200,000	(2)	$-	$-	$-		$200,000
President and chief executive	2017	-	-		-	342,000	-		342,000
officer	2016	-	-		-	550,000	-		550,000

John S. Glover	2018	333,117	120,000		219,414	-	-		672,531
Executive vice president and	2017	323,415	105,000		-	185,250	-		613,665
chief operating officer	2016	313,995	100,000		-	275,000	-		688,995

T. Kelley Spillane	2018	320,481	77,000		151,902	-	1,415	(3)	550,798
Senior vice president - global	2017	311,147	70,000		-	114,000	1,415	(3)	496,562
sales	2016	302,084	55,000		-	165,000	1,415	(3)	523,499

Alfred J. Small	2018	286,867	77,000		151,902	-	-		515,769
Senior vice president, chief financial	2017	278,512	70,000		-	114,000	-		462,512
officer, treasurer & secretary	2016	264,983	65,000		-	165,000	-		494,983

Alejandra Peña	2018	210,058	66,000		126,585	-	-		402,643
Senior vice president - marketing	2017	203,940	60,000		-	96,900	-		360,840
	2016	198,000	50,000		-	137,500	-		385,500

(1)	Represents the aggregate grant date fair value of restricted stock granted for the fiscal year ended March 31, 2018 and the aggregate grant date fair value of stock options granted for each of the two fiscal years ended March 31, 2017 and 2016 as determined in accordance with ASC 718 “Compensation - Stock Compensation” (“ASC 718”), rather than an amount paid to or realized by the named executive officer. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based or time-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended March 31, 2018 included in our Original 10-K, regarding the assumptions underlying the valuation of these grants. The ASC 718 amounts from these grants may never be realized by the named executive officer.
(2)	Represents $200,000 of the $400,000 in retention awards paid in fiscal 2018, which vested on March 31, 2018.
(3)	Represents life insurance premiums paid by us for the benefit of Mr. Spillane.

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

Certain Material Terms of Employment Agreements with Named Executive Officers

Named Executive Officer	Date of Agreement	Current Annual Base Salary under the Agreement (1)	Performance Bonus Eligibility (as Percentage of Annual Base Salary)	Expiration Date of Agreement (2)	Duration of Severance Payments (3)
Richard J. Lampen	-	-	-	-	-
John S. Glover	4/7/2017	$343,111	0-60%	3/30/2020	24 months
T. Kelley Spillane	4/7/2017	330,096	0-60%	3/30/2020	24 months
Alfred J. Small	4/7/2017	295,473	0-60%	3/30/2020	24 months
Alejandra Peña	4/7/2017	216,360	0-30%	3/30/2020	12 months

(1)	Increases in Messrs. Glover’s, Spillane’s and Small’s and Ms. Peña’s base salaries are at the compensation committee’s sole discretion.

(2)	The agreements automatically renew for successive one (1) year terms, unless either party gives written notice of such party’s intention not to renew no later than sixty (60) days prior to the end of each such term.

(3)	Please see “Potential Payments Upon Termination or Change in Control” below for a full description of these severance obligations.

Annual Incentives to Named Executive Officers

We paid cash bonuses to our named executive officers for fiscal 2018 as follows: Mr. Glover - $120,000, Mr. Spillane - $77,000, Mr. Small - $77,000 and Ms. Peña - $66,000. We paid cash bonuses to our named executive officers for fiscal 2017 as follows: Mr. Glover - $105,000, Mr. Spillane - $70,000, Mr. Small - $70,000 and Ms. Peña - $60,000. We paid cash bonuses to our named executive officers for fiscal 2016 as follows: Mr. Glover - $100,000, Mr. Spillane - $55,000, Mr. Small - $65,000 and Ms. Peña - $50,000. These bonus payments are included in the Summary Compensation Table above under the heading “Bonus.”

Mr. Lampen did not receive a cash bonus for fiscal 2018, 2017 or 2016. In May 2018, Mr. Lampen received a retention award of $500,000 in lieu of a restricted stock grant and in June 2017, Mr. Lampen received a retention award of $400,000 in lieu of a restricted stock grant. These retention awards will be reported in the Summary Compensation Table during the years in which they vest based on his continued service.

Grants of Plan-Based Awards in Fiscal 2018

The following table shows grants made to our named executive officers in fiscal 2018. The grant date fair value of restricted stock awards may not be realized by the named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards (1) ($)
Richard Lampen	-	-	-
John S. Glover	4/26/2017	130,000	$219,414
T. Kelley Spillane	4/26/2017	90,000	$151,902
Alfred J. Small	4/26/2017	90,000	$151,902
Alejandra Peña	4/26/2017	75,000	$126,585

(1)	Represents the estimated grant date fair value of the restricted stock awards computed in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based and time-based vesting conditions.

Outstanding Equity Awards at March 31, 2018 Fiscal Year End

The following table summarizes the outstanding option awards and unvested awards of restricted stock held by our named executive officers at March 31, 2018.

	Option Awards					Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Richard J. Lampen	700,000	-		$0.35	11/3/2018	-		-
	400,000	-		$0.35	6/11/2020	-		-
	500,000	-		$0.33	6/20/2021	-		-
	500,000	-		$0.31	6/8/2022	-		-
	500,000	-		$0.38	6/5/2023	-		-
	375,000	125,000	(1)	$1.00	5/28/2024	-		-
	250,000	250,000	(2)	$1.67	6/2/2025	-		-
	150,000	450,000	(3)	$0.90	6/3/2026	-		-

John S. Glover
	15,400	-		$0.21	6/9/2018	-		-
	50,000	-		$0.35	6/22/2019	-		-
	225,000	-		$0.35	6/11/2020	-		-
	250,000	-		$0.33	6/20/2021	-		-
	250,000	-		$0.31	6/8/2022	-		-
	250,000	-		$0.38	6/5/2023	-		-
	187,500	62,500	(1)	$1.00	5/28/2024	-		-
	125,000	125,000	(2)	$1.67	6/2/2025	-		-
	81,250	243,750	(3)	$0.90	6/3/2026	-		-
	-	-		-	-	130,000	(4)	$161,200
								-
T. Kelley Spillane	33,900	-		$0.21	6/9/2018	-		-
	35,000	-		$0.35	6/22/2019	-		-
	65,000	-		$0.35	6/11/2020	-		-
	17,100	-		$0.35	12/7/2020	-		-
	44,650	-		$0.31	6/15/2021	-		-
	20,800	-		$0.26	12/19/2021	-		-
	43,333	-		$0.28	6/13/2022	-		-
	85,000	-		$0.38	6/5/2023	-		-
	75,000	25,000	(1)	$1.00	5/28/2024	-		-
	75,000	75,000	(2)	$1.67	6/2/2025	-		-
	50,000	150,000	(3)	$0.90	6/3/2026	-		-
	-	-		-	-	90,000	(4)	$111,600

Alfred J. Small	25,000	-		$0.35	6/22/2019	-		-
	65,000	-		$0.35	6/11/2020	-		-
	65,000	-		$0.33	6/20/2021	-		-
	75,000	-		$0.31	6/8/2022	-		-
	85,000	-		$0.38	6/5/2023	-		-
	75,000	25,000	(1)	$1.00	5/28/2024	-		-
	75,000	75,000	(2)	$1.67	6/2/2025	-		-
	50,000	150,000	(3)	$0.90	6/3/2026	-		-
	-	-		-	-	90,000	(4)	$111,600

Alejandra Peña	25,000	-		$0.26	9/6/2021	-		-
	20,000	-		$0.31	6/8/2022	-		-
	50,000	-		$0.38	6/5/2023	-		-
	52,500	17,500	(1)	$1.00	5/28/2024	-		-
	62,500	62,500	(2)	$1.67	6/2/2025	-		-
	42,500	127,500	(3)	$0.90	6/3/2026	-		-
	-	-		-	-	75,000	(4)	$93,000

(1)	This option vests in four equal annual installments with the first installment vested on May 28, 2015.
(2)	This option vests in four equal annual installments with the first installment vested on June 2, 2016.
(3)	This option vests in four equal annual installments with the first installment vested on June 3, 2017.
(4)	These shares of restricted stock vest in four equal annual installments beginning on April 28, 2018.
(5)	The amounts in this column are based on the closing price of our common stock on March 29, 2018 of $1.24.

Option Exercises and Stock Vested

During fiscal 2018, none of our named executive officers acquired shares upon exercise of stock options or vesting of stock awards.

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

Also, if we terminate any of the executives without “cause,” then such executive is entitled to accelerated vesting or other treatment of some or all of the equity awards granted to such executive under the terms of such executive’s employment agreement.

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

Termination by Employee with Good Reason

Each of Messrs. Glover’s, Spillane’s and Small’s employment agreements provides that if he terminates his employment for “good reason,” we will pay the executive his annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and to provide benefits, including medical insurance, for 24 months following termination. Under Ms. Peña’s employment agreement, if she terminates her employment for “good reason,” we have agreed to pay her annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and to provide benefits, including medical insurance, for 12 months following termination.

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

Change in Control

If any of Messrs. Glover, Spillane or Small or Ms. Peña is terminated within two years after any “change of control” (as defined below), either by the executive for “good reason” or by our company or its successor without “cause,” the executive will be paid a lump sum payment equal to two times such executive’s base salary and bonus (in the case of Messrs. Glover, Spillane and Small) or one time such executive’s base salary and bonus (in the case of Ms. Peña). The executive will also be entitled to participate in all benefit plans during such executive’s severance period. Unvested shares or options held by each executive would accelerate as described above under “Termination by Employee with Good Reason” or “Termination Without Cause,” as applicable.

For Messrs. Glover, Spillane and Small and Ms. Peña, a “change of control” is defined as: (i) any person (as such term is used in Section 13(d) of the Exchange Act), other than Dr. Phillip Frost, any member of his immediate family, and any “person” or “group” (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership, corporate or other entity controlled by any of the foregoing, becomes the “beneficial owner” (as determined pursuant to Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of our company representing more than thirty-five percent (35%) of the aggregate voting power of our company’s then outstanding securities, other than by acquisition directly from our company; (ii) there has been a merger or equivalent combination involving our company after which forty-nine percent (49%) or more of the voting stock of the surviving corporation is held by persons other than former shareholders of our company; (iii) during any period of two consecutive years, individuals who at the beginning of such period were members of our board of directors cease for any reason to constitute at least a majority thereof (unless the appointment, election, or the nomination for election by our stockholders, of each director elected during such consecutive two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period); or (iv) our company sells or disposes of all or substantially all of its assets.

Also, certain of our option and restricted stock agreements contain clauses that provide that in the event of a change in control of our company, or upon the death or disability of the grantee or upon the termination of the grantee without cause or for good reason, all stock options or shares of restricted stock under such an agreement become fully vested. The unrealized value of in-the-money unvested stock options and unvested restricted stock subject to accelerated vesting are shown below as potential payments to the named Executive Officers.

The following table quantifies for each named executive officer the estimated potential severance payments and benefits that would be provided, if each termination circumstance set forth below occurred on March 31, 2018.

Named Executive Officer	Severance Payment (1)	Estimated Value of Benefits (2)	Benefit of Acceleration for Vesting of Option and Restricted Stock Awards (3)
Richard J. Lampen
Termination without cause/with good reason	-	-	-
Non-renewal of employment agreement	-	-	-
Termination due to death/disability	-	-	-
Change in control	-	-	$102,000
John S. Glover
Termination without cause/with good reason	$926,221	$44,167	257,775
Non-renewal of employment agreement	926,221	44,167	257,775
Termination due to death/disability	806,221	N/A	257,775
Change in control	926,221	44,167	257,775
T. Kelley Spillane
Termination without cause/with good reason	814,192	62,931	167,700
Non-renewal of employment agreement	814,192	62,931	167,700
Termination due to death/disability	737,192	N/A	167,700
Change in control	814,192	62,931	167,700
Alfred J. Small
Termination without cause/with good reason	744,947	62,931	167,700
Non-renewal of employment agreement	744,947	62,931	167,700
Termination due to death/disability	667,947	N/A	167,700
Change in control	744,947	62,931	167,700
Alejandra Peña
Termination without cause/with good reason	282,360	31,465	139,800
Non-renewal of employment agreement	282,360	31,465	139,800
Termination due to death/disability	282,360	N/A	139,800
Change in control	282,360	31,465	139,800

(1)	Severance payments (including bonus) would be paid out over the duration of the severance period, except in the case of a change in control wherein payment would be made in a lump sum.
(2)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2018.
(3)	With respect to option awards, the estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 29, 2018, which was $1.24, and the exercise price of the stock option. This column shows a benefit for each of Messrs. Lampen, Glover, Spillane and Small and Ms. Peña due to the accelerated vesting of option awards and restricted stock awards granted to each such named executive officer.

Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of the annual total compensation of Richard J. Lampen, our chief executive officer, to the annual total compensation of our median employee (excluding the chief executive officer).

The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u). The SEC’s rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

We identified our median employee from all full-time, part-time, and temporary workers who were included as employees on our payroll records as of a determination date of March 31, 2018, based on fiscal 2018 base salaries (excluding the chief executive officer). For employees hired during the year, their compensation was annualized to reflect a full year of wages. For international employees, their pay was converted to US dollar equivalents using exchange rates as of the determination date.

The fiscal 2018 annual total compensation as determined under Item 402 of Regulation S-K for our chief executive officer was $200,000, as reported in the Summary Compensation Table of this annual report. The fiscal 2018 annual total compensation as determined under Item 402 of Regulation S-K for our median employee was $98,000. The ratio of our chief executive officer’s annual total compensation to our median employee’s annual total compensation for fiscal year 2018 is 2 to 1.

Director Compensation

The following table summarizes compensation paid to directors during our 2018 fiscal year.

Fiscal 2018 Director Compensation

Name	Fees Earned or Paid in Cash		Restricted Stock Awards (1)		Total
Mark E. Andrews, III	-	(2)	$202,536	(2)	$202,536
John Beaudette	$15,000		17,850	(3)	32,850
Henry C. Beinstein	17,500		17,850	(4)	33,350
Phillip Frost, M.D.	10,000		17,850	(5)	27,850
Dr. Richard M. Krasno	17,500		17,850	(6)	33,350
Richard J. Lampen	-	(7)	-		-
Steven D. Rubin	20,000		17,850	(8)	37,850
Mark Zeitchick	12,500		17,850	(9)	30,350

(1)	Represents the estimated grant date fair value of restricted stock granted for the fiscal year ended March 31, 2018 in accordance with ASC 718, rather than the amount paid to or realized by the director. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. The ASC 718 amounts from these grants may never be realized.
(2)	Mr. Andrews, our chairman, receives an annual salary of $100,000. We do not pay any additional cash compensation for his services as a director. As of March 31, 2018, Mr. Andrews held options to purchase 1,775,000 shares of our common stock and 120,000 shares of restricted common stock.
(3)	As of March 31, 2018, Mr. Beaudette held options to purchase 160,000 shares of our common stock and 15,000 shares of restricted common stock.
(4)	As of March 31, 2018, Mr. Beinstein held options to purchase 80,000 shares of our common stock and 15,000 shares of restricted common stock.
(5)	As of March 31, 2018, Dr. Frost held options to purchase 80,000 shares of our common stock and 15,000 shares of restricted common stock.
(6)	As of March 31, 2018, Dr. Krasno held options to purchase 140,000 shares of our common stock and 15,000 shares of restricted common stock.
(7)	Mr. Lampen, our president and chief executive officer, receives no additional compensation for his services as a director.
(8)	As of March 31, 2018, Mr. Rubin held options to purchase 240,000 shares of our common stock and 15,000 shares of restricted common stock.
(9)	As of March 31, 2018, Mr. Zeitchick held options to purchase 160,000 shares of our common stock and 15,000 shares of restricted common stock.

Our board of directors believes that compensation for our non-employee directors should be a combination of cash and equity-based compensation. Employee directors are not paid for their service on the board of directors and only receive compensation as employees.

In December 2008, effective with the 2008 annual meeting, our board of directors approved the payment of annual compensation of our non-employee directors comprised of cash and options granted under our stock incentive plans. In March 2018, our board of directors approved a change in the annual compensation of our non-employee directors by replacing the initial and annual option grants with grants of restricted shares of our common stock. Compensation of our non-employee directors for our 2018 fiscal year was as set forth in the following table:

Type of Compensation	Amount
Annual director retainer (paid quarterly)	$10,000
Additional annual retainer for committee participants, except chairs (paid quarterly)	$2,500
Additional annual retainer for committee chairs (paid quarterly)	$5,000
Grant of restricted shares of our common stock upon initial election	50,000 shares
Grant of restricted shares of our common stock for board service (per director, per year)	15,000 shares
Reimbursement of expenses related to board attendance	Reasonable expenses reimbursed as incurred

In May 2018, our board of directors approved (i) the payment of an annual fee of $25,000 to the lead independent director and (ii) effective as of April 1, 2018, an increase in the annual director retainer from $10,000 to $25,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership

The table below shows the number of shares of our common stock beneficially owned as of July 18, 2018 by (i) those persons or groups known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, who we refer to as named executive officers, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each individual or group is based upon information in SEC documents, other publicly available information, or information available to us. Percentage ownership information is based on 168,100,801 shares of our common stock issued and outstanding as of July 18, 2018.

Shares of our common stock issuable upon the exercise of options or the conversion of convertible notes that are exercisable or convertible within 60 days of July 18, 2018 are deemed to be outstanding and beneficially owned by the person holding the options or convertible notes for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares	Percent

Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., Suite 1500
Miami, FL 33137	54,146,285	32.3%

Vector Group Ltd. (2)
4400 Biscayne Blvd., 10th Floor
Miami, FL 33137	12,895,017	7.7%
Mark E. Andrews, III (3)	6,620,987	3.9%
John Beaudette (4)	215,246	*
Henry C. Beinstein (5)	355,000	*
John S. Glover (6)	2,377,927	1.4%
Dr. Richard M. Krasno (7)	180,000	*
Richard J. Lampen (8)	6,638,535	3.9%
Alejandra Peña (9)	486,081	*
Steven D. Rubin (10)	256,000	*
Alfred J. Small (11)	1,052,035	*
T. Kelley Spillane (12)	1,084,668	*
Mark Zeitchick (13)	255,000	*
All directors and executive officers as a group (12 persons) (14)	73,667,763	41.60%

* Less than 1 percent.

Except as otherwise indicated, the address of each person named in this table is c/o Castle Brands Inc., 122 East 42nd Street, Suite 5000, New York, New York 10168.

(1)	Includes 80,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018. Also includes 15,000 shares of common stock held directly by Dr. Frost which are subject to vesting restrictions. Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust. Frost-Nevada Limited Partnership is the sole and exclusive beneficiary of Frost Nevada Investments Trust, of which Dr. Frost is the trustee. Dr. Frost is one of five limited partners of Frost-Nevada Limited Partnership and the sole shareholder of Frost-Nevada Corporation, which is the sole general partner of Frost Nevada Limited Partnership. Dr. Frost disclaims beneficial ownership of the shares held by Frost Nevada Investments Trust, except to the extent of his pecuniary interest. Also includes 43,900,719 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.

(2)	This information has been derived from a Schedule 13D, as amended, filed with the SEC on March 14, 2014. Excludes (i) 6,638,535 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group, and a director and the president and chief executive officer of our company, and (ii) 355,000 shares of common stock beneficially owned by Henry C. Beinstein, a director of our company, who is also a director of Vector Group.

(3)	Includes 1,183,079 shares of common stock held by Knappogue Corp. Knappogue Corp. is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 210,000 shares of common stock which are subject to vesting restrictions, 1,562,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018 and 2,867,659 shares of common stock held jointly by Mr. Andrews and his wife.

(4)	Includes 9,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal interest holder. Mr. Beaudette disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 15,000 shares of common stock which are subject to vesting restrictions and 160,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018.

(5)	Includes 15,000 shares of common stock which are subject to vesting restrictions and 80,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Beinstein serves as a director.

(6)	Includes 227,500 shares of common stock which are subject to vesting restrictions and 1,625,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018.

(7)	Includes 15,000 shares of common stock which are subject to vesting restrictions and 115,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018.

(8)	Includes 3,375,000 shares of common stock issuable upon exercise of options held by Mr. Lampen exercisable within 60 days of July 18, 2018. Also includes 1,016,065 shares of common stock held by Mr. Lampen’s wife, as to which he disclaims beneficial ownership. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Lampen serves as an executive officer.

(9)	Includes 131,250 shares of common stock which are subject to vesting restrictions and 343,750 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018.

(10)	Includes 15,000 shares of common stock which are subject to vesting restrictions and 240,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018.

(11)	Includes 157,500 shares of common stock which are subject to vesting restrictions and 627,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018.

(12)	Includes 157,500 shares of common stock which are subject to vesting restrictions and 623,383 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018.

(13)	Includes 15,000 shares of common stock which are subject to vesting restrictions and 160,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018.

(14)	Includes 973,750 shares of common stock which are subject to vesting restrictions and 9,392,133 shares of common stock issuable upon exercise of options exercisable within 60 days of July 18, 2018.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2018 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,346,608	$0.78	10,722,500
Equity compensation plans not approved by security holders	-	-	-
Total	15,346,608	$0.78	10,722,500

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Policy

Our code of business conduct requires us to avoid related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board of directors or audit committee. Related-party transactions are defined as transactions in which:

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

Related Party Transactions

Agreement with Ladenburg Thalmann Financial Services Inc.

In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. for its costs in providing certain administrative, legal and financial services to us. Mr. Lampen, our president and chief executive officer and a director, is the president and chief executive officer and a director of Ladenburg Thalmann Financial Services Inc. Dr. Frost, one of our directors and our principal shareholder, is the chairman and principal shareholder of Ladenburg Thalmann Financial Services Inc. Mr. Beinstein and Dr. Krasno, two of our directors, are directors of Ladenburg Thalmann Financial Services Inc. Mr. Zeitchick, one of our directors, is an executive vice president and a director of Ladenburg Thalmann Financial Services Inc. For the fiscal year ended March 31, 2018, Ladenburg Thalmann Financial Services Inc. was paid $182,875 under this agreement.

Agreement with Vector Group Ltd.

In November 2008, we entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder of ours, under which Vector Group agreed to make available to us the services of Mr. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with corporate taxes and complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. During the fiscal year ended March 31, 2018, we paid Vector Group $108,928 under this agreement. Mr. Beinstein, a director of our company, is also a director of Vector Group and Dr. Frost, a director of ours and our principal shareholder, is a principal shareholder of Vector Group.

Loans from Certain Executive Officers, Directors and Shareholders

In October 2013, we issued an aggregate principal amount of $2.1 million of unsecured 5% convertible subordinated notes (the “Convertible Notes”). As of March 31, 2018, we had $50,000 of Convertible Notes outstanding. We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson’s bourbon brand. The Convertible Notes bear interest at a rate of 5% per annum and mature on December 15, 2018. The Convertible Notes, and accrued but unpaid interest thereon, are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock, par value $0.01 per share, at a conversion price of $0.90 per share (the “Conversion Price”). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. The Convertible Note purchasers included certain related parties of ours, including an affiliate of Dr. Frost ($500,000), Mr. Andrews ($50,000), an affiliate of Mr. Lampen ($50,000), and Vector Group ($200,000).

In the year ended March 31, 2018, the related party holders of the Convertible Notes described above, converted an aggregate $804,750 of the outstanding principal and interest balances of their Convertible Notes into 894,167 shares of our common stock, pursuant to the terms of the Convertible Notes.

In August 2015, we entered into amendments (together, the “Amendments”) to our Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with ACF FinCo I LP (“ACF”). The Amendments provided for a sublimit to our revolving credit facility in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”), subject to certain conditions set forth in the Amended Loan Agreement. The Purchased Inventory Sublimit replaced a term loan of $2.5 million with the predecessor entity of ACF, which was paid in full in May 2015 in the normal course of business. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. The Purchased Inventory Sublimit currently bears interest at 7.50%.

ACF required as a condition to entering into an amendment to the Amendment that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust, an entity affiliated with Dr. Frost ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), Brian L. Heller, our general counsel and assistant secretary ($42,500), and Alfred J. Small, our senior vice President, chief financial officer, treasurer & secretary ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit will be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and our wholly-owned subsidiary, Castle Brands (USA) Corp. (“CB-USA”), are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the Amendment and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement. During the fiscal year ended March 31, 2018, we paid the following amounts of principal to related parties under the participation agreement: an affiliate of Dr. Frost ($41,500), Mr. Andrews ($13,833), an affiliate of Mr. Lampen ($27,667), Mr. Heller ($11,758) and Mr. Small ($4,150). During the fiscal year ended March 31, 2018, we paid the following amounts of interest to related parties under the participation agreement: an affiliate of Dr. Frost ($16,658), Mr. Andrews ($5,553), an affiliate of Mr. Lampen ($11,105), Mr. Heller ($4,720) and Mr. Small ($1,666).

In October 2017, we acquired $1.3 million in aged bulk bourbon purchased under the Purchased Inventory Sublimit. Certain related parties, including an affiliate of Dr. Frost ($51,500), Mr. Lampen ($34,333), Mr. Andrews ($17,167), Mr. Heller ($14,592) and Mr. Small ($5,150), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

In December 2017, we acquired $1.0 million in aged bulk bourbon purchased under the Purchased Inventory Sublimit. Certain related parties, including an affiliate of Dr. Frost ($45,021), Mr. Lampen ($30,014), Mr. Andrews ($15,007), Mr. Heller ($12,756) and Mr. Small ($4,502), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

In April 2018, we acquired $2.0 million in aged bulk bourbon purchased under the Purchased Inventory Sublimit. Certain related parties, including an affiliate of Dr. Frost ($100,050), Mr. Lampen ($66,700), Mr. Andrews ($33,350), Mr. Heller ($28,348) and Mr. Small ($10,005), were junior participants in the Purchased Inventory Sublimit with respect to such purchase.

In March 2017, we issued a promissory note to Frost Nevada Investment Trust, an affiliate of Dr. Frost (the “Subordinated Note”) in the aggregate principal amount of $20 million. In April 2018, we entered into a first amendment to the Subordinated Note to extend the maturity date on the Subordinated Note from March 15, 2019 until September 15, 2020. No other provisions of the Subordinated Note were amended. The purpose of the Subordinated Note was to finance the acquisition of an additional 20.1% of Gosling-Castle Partners, Inc. The Subordinated Note, as amended, bears interest quarterly at the rate of 11% per annum. The principal and interest accrued thereon is due and payable in full on September 15, 2020. All claims of the holder of the Subordinated Note to principal, interest and any other amounts owed under the Subordinated Note are subordinated in right of payment to all indebtedness of the Company existing as of the date of the Subordinated Note. The Subordinated Note contains customary events of default and may be prepaid by the Company, in whole or in part, without penalty, at any time.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to EisnerAmper LLP

The following table sets forth the fees that we were billed for the audit and other services provided by EisnerAmper LLP, our independent registered public accounting firm, in fiscal years 2018 and 2017:

	2018	2017
Audit Fees	$549,500	$572,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$549,500	$572,400

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

Audit-Related Fees

This category would include assurance and related services provided by EisnerAmper LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

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

Our audit committee pre-approved all fees of EisnerAmper LLP, our independent registered public accounting firm, for fiscal 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b)

Exhibit
Number	Exhibit

2.1	Stock Purchase Agreement, dated March 29, 2017, by and among Castle Brands Inc., Gosling’s Limited, and E. Malcolm B. Gosling (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on March 30, 2017)

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 30, 2014)

3.2	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

4.2	Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on September 24, 2014)

4.3	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 7, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

4.4	Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 17, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 18, 2015)

4.5	Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 18, 2017, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 20, 2017)

4.6	Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 15, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on May 18, 2018)

4.7	Amended and Restated Revolving Credit Note, dated as of May 15, 2018, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on May 18, 2018)

4.8	5% Convertible Subordinated Note Purchase Agreement, dated as of October 21, 2013, among the Company and the parties set forth on the signature pages attached thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

4.9	Form of 5% Subordinated Convertible Note Due 2018, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on November 1, 2013)

4.10	11% Subordinated Note due 2019, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on March 30, 2017)

4.11	First Amendment to 11% Subordinated Note, dated as of April 17, 2018, between Castle Brands Inc. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on April 19, 2018)

10.1	Restated Export Agreement, dated as of May 9, 2017, between Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited (incorporated by reference to Exhibit 10.1 to our annual report on Form 10-K filed with the SEC on June 14, 2017) (2)

10.2	Amended and Restated National Distribution Agreement, dated as of March 29, 2017, by and between Castle Brands (USA) Corp. and Gosling-Castle Partners Inc. (incorporated by reference to Exhibit 10.2 to our annual report on Form 10-K filed with the SEC on June 14, 2017) (2)

10.3	Stockholders’ Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (Exhibit 10.5)(1)

10.4	Agreement, dated as of January 12, 2011, between Pallini SpA and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

10.5	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.8)(1)(2)

10.6	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.9)(1)

10.7	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.8	Form of Indemnification Agreement entered into with directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on August 14, 2013)

10.9	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.10	Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.11	Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

10.12	Amendment to Fourth Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 27, 2014)#

10.13	Amendment to Third Amended and Restated Employment Agreement, dated as of February 1, 2016, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 3, 2016)#

10.14	Amendment to Third Amended and Restated Employment Agreement, dated as of June 6, 2018, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 7, 2018)#

10.15	Reaffirmation Agreement, dated as of August 7, 2015, by and among the Company, Castle Brands (USA) Corp., the officers’ signatory thereto and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

10.16	Castle Brands Inc. 2003 Stock Incentive Plan, as amended (Exhibit 10.29)(1)#

10.17	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (Exhibit 10.30)(1)#

10.18	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K filed with the SEC on June 14, 2017)#

10.20	Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.21	Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2012 annual meeting of shareholders, filed with the SEC on September 11, 2012)#

10.22	Amendment No. 1 to the Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-8 filed with the SEC on March 23, 2017)#

10.23	Extension and Amendment Agreement, dated as of October 24, 2015, by and between Castle Brands (USA) Corp. and Pallini S.p.A. (f/k/a Pallini Internazionale S.r.l.) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 29, 2015)(2)

10.24	Castle Brands Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders, filed with the SEC on January 11, 2017)#

10.25	Amendment No. 1 to Stockholders Agreement, dated March 29, 2017, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K filed with the SEC on June 14, 2017)

10.26	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and John Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.27	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.28	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.29	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alejandra Peña (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to our annual report on Form 10-K filed with the SEC on June 14, 2018)

23.1	Consent of EisnerAmper LLP (incorporated by reference to exhibit 21.1 to our annual report on Form 10-K filed with the SEC on June 14, 2018)

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit 31.1 to our annual report on Form 10-K filed with the SEC on June 14, 2018)

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit 31.2 to our annual report on Form 10-K filed with the SEC on June 14, 2018)

31.3	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit 32.1 to our annual report on Form 10-K filed with the SEC on June 14, 2018)

101.INS	XBRL Instance Document (incorporated by reference to exhibit 101.INS to our annual report on Form 10-K filed with the SEC on June 14, 2018)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to exhibit 101.SCH to our annual report on Form 10-K filed with the SEC on June 14, 2018)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to exhibit 101.CAL to our annual report on Form 10-K filed with the SEC on June 14, 2018)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to exhibit 101.DEF to our annual report on Form 10-K filed with the SEC on June 14, 2018)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to exhibit 101.LAB to our annual report on Form 10-K filed with the SEC on June 14, 2018)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to exhibit 101.PRE to our annual report on Form 10-K filed with the SEC on June 14, 2018)

*	Filed herewith

#	Management Compensation Contract

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006, and incorporated by reference herein.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2018.

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

Signature	Title	Date

/s/ RICHARD J. LAMPEN	President and Chief Executive Officer and Director	July 25, 2018
Richard J. Lampen	(Principal Executive Officer)

/s/ ALFRED J. SMALL	Senior Vice President, Chief Financial	July 25, 2018
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting Officer)

/s/ MARK E. ANDREWS, III*	Director	July 25, 2018
Mark E. Andrews, III

/s/ JOHN F. BEAUDETTE*	Director	July 25, 2018
John F. Beaudette

/s/ HENRY C. BEINSTEIN*	Director	July 25, 2018
Henry C. Beinstein

/s/ PHILLIP FROST, M.D.*	Director	July 25, 2018
Phillip Frost, M.D.

/s/ DR. RICHARD M. KRASNO *	Director	July 25, 2018
Dr. Richard M. Krasno

/s/ STEVEN D. RUBIN*	Director	July 25, 2018
Steven D. Rubin

/s/ MARK ZEITCHICK *	Director	July 25, 2018
Mark Zeitchick

* By Alfred J. Small, as Attorney-in-Fact pursuant to a Power of Attorney included on the signature page to the Original 10-K.

