Form 10-Q
period 2018-06-30
Castle Brands Inc
filed 2018-08-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The Company had 168,475,801 shares of $.01 par value common stock outstanding at August 7, 2018.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$614,402	$376,987
Accounts receivable - net of allowance for doubtful accounts of $385,323 and $390,939 at June 30 and March 31, 2018, respectively	11,831,354	13,083,487
Inventories- net of allowance for obsolete and slow-moving inventory of $359,390 and $346,344 at June 30 and March 31, 2018, respectively	37,993,813	34,555,553
Prepaid expenses and other current assets	3,765,087	3,724,759

Total Current Assets	54,204,656	51,740,786

Equipment - net	815,817	839,409

Intangible assets - net of accumulated amortization of $8,597,851 and $8,485,253 at June 30 and March 31, 2018, respectively	5,856,347	5,968,945
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	847,954	813,926
Restricted cash	362,483	382,279
Other assets	95,414	91,789

Total Assets	$62,678,897	$60,333,360

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of notes payable	$147,400	$176,148
Accounts payable	6,130,070	7,674,858
Accrued expenses	2,583,265	2,497,001
Due to shareholders and affiliates	2,260,682	2,785,910

Total Current Liabilities	11,121,417	13,133,917

Long-Term Liabilities
Credit facility, net (including $808,599 and $576,546 of related-party participation at June 30 and March 31, 2018, respectively)	22,497,464	18,505,897
Note payable - 11% Subordinated note	20,000,000	20,000,000
Notes payable - GCP Note	214,225	211,580
Deferred tax liability	485,544	485,484
Other	6,778	6,778

Total Liabilities	54,325,428	52,343,656

Commitments and Contingencies (Note 11)
Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30 and March 31, 2018	—	—
Common stock, $.01 par value, 300,000,000 shares authorized at June 30 and March 31, 2018, 167,975,801 and 166,330,733 shares issued and outstanding at June 30 and March 31, 2018, respectively	1,679,758	1,663,307
Additional paid-in capital	155,462,053	154,731,044
Accumulated deficit	(150,581,979)	(149,891,272)
Accumulated other comprehensive loss	(2,158,340)	(2,082,011)

Total controlling shareholders’ equity	4,401,492	4,421,068

Noncontrolling interests	3,951,977	3,568,636

Total Equity, including noncontrolling interests	8,353,469	7,989,704

Total Liabilities and Equity	$62,678,897	$60,333,360

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2018	2017
Sales, net*	$23,104,388	$20,852,287
Cost of sales*	13,844,836	12,273,668

Gross profit	9,259,552	8,578,619

Selling expense	5,821,890	6,056,199
General and administrative expense	2,517,266	2,262,997
Depreciation and amortization	235,792	204,952

Income from operations	684,604	54,471

Other expense, net	(405)	—
Income from equity investment in non-consolidated affiliate	34,028	41,749
Foreign exchange gain (loss)	44,464	(51,161)
Interest expense, net	(1,051,942)	(891,864)

Loss before provision for income taxes	(289,251)	(846,805)
Income tax expense, net	(18,115)	(18,413)

Net loss	(307,366)	(865,218)
Net income attributable to noncontrolling interests	(383,341)	(81,177)

Net loss attributable to common shareholders	$(690,707)	$(946,395)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.00)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	165,520,314	163,072,642

* Sales, net and Cost of sales include excise taxes of $1,834,254 and $1,639,755 for the three months ended June 30, 2018 and 2017, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

4

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,
	2018	2017
Net loss	$(307,366)	$(865,218)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(76,329)	104,115

Total other comprehensive (loss) income:	(76,329)	104,115

Comprehensive loss	$(383,695)	$(761,103)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2018	166,330,733	$1,663,307	$154,731,044	$(149,891,272)	$(2,082,011)	$3,568,636	$7,989,704

Net loss				(690,707)		383,341	(307,366)
Foreign currency translation adjustment					(76,329)		(76,329)
Exercise of common stock options	503,166	5,032	210,984				216,016
Restricted share grants	1,100,000	11,000	(11,000)				—
Common stock purchased under employee stock purchase plan	41,902	419	40,540				40,959
Stock-based compensation			490,485				490,485

BALANCE, JUNE 30, 2018	167,975,801	$1,679,758	$155,462,053	$(150,581,979)	$(2,158,340)	$3,951,977	$8,353,469

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(307,366)	$(865,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235,792	204,952
Provision for doubtful accounts	14,559	14,100
Amortization of deferred financing costs	42,680	21,945
Deferred income tax benefit, net	60	335
Net income from equity investment in non-consolidated affiliate	(34,028)	(41,749)
Effect of changes in foreign currency translation	(44,464)	51,161
Stock-based compensation expense	490,485	475,326
Addition to provision for obsolete inventories	13,046	50,000
Changes in operations, assets and liabilities:
Accounts receivable	1,229,090	(705,244)
Due from affiliates	—	(5,199)
Inventory	(3,476,002)	(987,142)
Prepaid expenses and supplies	(43,348)	(273,737)
Other assets	(25,756)	(14,401)
Accounts payable and accrued expenses	(1,439,760)	846,988
Accrued interest	2,645	2,645
Due to related parties	(525,227)	201,792

Total adjustments	(3,560,228)	(158,228)

NET CASH USED IN OPERATING ACTIVITIES	(3,867,594)	(1,023,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(85,282)	(48,761)
Acquisition of intangible assets	—	(12,560)

NET CASH USED IN INVESTING ACTIVITIES	(85,282)	(61,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on credit facility	3,971,018	748,478
Net (payments on) proceeds from foreign revolving credit facility	(22,675)	21,899
Proceeds from issuance of common stock under employee stock purchase plan	40,959	—
Proceeds from exercise of common stock options	216,018	130,889

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,205,320	901,266

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(34,825)	28,274
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	217,619	(155,227)

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH — BEGINNING	759,266	942,503

CASH AND CASH EQUIVALENTS	614,402	433,234
RESTRICTED CASH	362,483	354,042
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH — ENDING	$976,885	$787,276

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,003,589	$801,246
Income taxes paid	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2018 is derived from the March 31, 2018 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2018 included in the Company’s annual report on Form 10-K for the year ended March 31, 2018, as amended (“2018 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2018 Form 10-K for additional disclosures and a description of accounting policies.

A.	Description of business — The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd., the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 80.1% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Liquidity – In April 2018, the Company extended the term of the $20,000,000 11% subordinated note to September 15, 2020 (as described in Note 7E). The Company believes that its current cash and working capital and the availability under the Credit Facility (as defined in Note 7C) will enable it to fund its obligations until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least August 2019. The Company can continue to meet its operating needs through additional mechanisms including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

C.	Organization and operations — The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

D.	Revenues — The Company operates in one reportable segment and derives substantially all of its revenue from the sale and delivery of premium beverage alcohol and related non-beverage alcohol products. In the U.S., the Company is required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell its brands to retail outlets. In its international markets, the Company relies primarily on established spirits distributors in much the same way as in the U.S. Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor) and title and risk of loss has passed to the customer in accordance with the terms of sale and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

The Company does not ship product unless it has received an order or other documentation authorizing delivery to its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The Company generally does not provide post-delivery services and does not offer a right-of-return except in the case of an error. Uncollectable accounts receivable are estimated by using a combination of historical customer experience and a customer-by-customer analysis. The Company’s payment terms vary by customer and, in certain cases, the products offered. The term between invoicing and when payment is due is not significant. As permitted under U.S. GAAP, the Company has elected not to assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods to the customer will be one year or less. As permitted under U.S. GAAP, the Company has elected to recognize the incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset that the Company otherwise would have recognized will be one year or less. As permitted under U.S. GAAP, the Company has elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, i.e excise taxes (see note 1H). As permitted under U.S. GAAP, the Company has elected to account for any shipping and handling activities that occur after a customer obtains control of any goods as activities to fulfill the promise to transfer the goods, and the Company is not required to evaluate whether such shipping and handling activities are promised services to its customers.

See Note 13 for disaggregation of revenue by segment and product as the Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

The Company does not have any customer contracts that meet the definition of unsatisfied performance obligations in accordance with U.S. GAAP.

E.	Equity investments — Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

F.	Goodwill and other intangible assets — Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

G.	Impairment of long-lived assets — Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

H.	Excise taxes and duty — Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

I.	Foreign currency — The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

J.	Fair value of financial instruments — ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short-term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

	-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
	-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
	-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
	-	Expands disclosures about instruments measured at fair value.

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

K.

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

The Company recognized the income tax effects of the 2017 Tax Act in its current financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, “Income Taxes”, (“ASC 740”) in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is complete. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of June 30, 2018.

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

The Company has adopted the provisions of ASC 740 and at each of June 30 and March 31, 2018, the Company had reserves for uncertain tax positions (including related interest and penalties) for various state and local taxes of $6,778. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

L.

Recent accounting pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required so that users are able to understand more about the nature of an entity’s leasing activities. Accounting for lessors remains largely unchanged from current U.S. GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning April 1, 2019 and subsequent interim periods. The Company's current lease arrangements expire through 2021 and the Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

M.

Accounting standards adopted — In February 2018, FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the 2017 Tax Act to be reclassified to retained earnings. This guidance became effective for the Company as of April 1, 2018. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance became effective for the Company as of April 1, 2018. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” ASU 2017-05 also adds guidance for partial sales of nonfinancial assets. This guidance became effective for the Company as of April 1, 2018. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU, which must be applied prospectively, provides a narrower framework to be used to determine if a set of assets and activities constitutes a business than under current guidance and is generally expected to result in greater consistency in the application of ASC Topic 805, Business Combinations. This guidance became effective for the Company as of April 1, 2018. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”).” The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company adopted the new revenue standard on April 1, 2018 using a retrospective adoption method, which resulted in an adjustment to “Cash and cash equivalents including restricted cash” on the accompanying condensed consolidated statement of cashflows. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory.” This ASU removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance became effective for the Company as of April 1, 2018. Entities must apply a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. The new standard became effective for the Company as of April 1, 2018. Adoption is required to be on a retrospective basis, unless impracticable for any of the amendments, in which case a prospective application is permitted. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The new revenue standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard contains principles to determine the measurement of revenue and timing of when it is recognized. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue standard on April 1, 2018 by applying the modified retrospective method, which did not result in a transition adjustment nor an adjustment to opening retained earnings. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Also, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted the new revenue standard on April 1, 2018, which did not result in a cumulative-effect adjustment to the balance sheet. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options, vesting of restricted shares or conversion of convertible notes outstanding. In computing diluted net income per share for the three months ended June 30, 2018 and 2017, no adjustment has been made to the weighted average outstanding common shares for the assumed exercise of stock options, vesting of restricted shares or conversion of convertible notes as the assumed exercise, vesting or conversion of these securities is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2018	2017
Stock options	14,797,442	15,564,008
Unvested restricted stock	1,997,750	1,092,000
5% Convertible notes	55,556	1,833,333

Total	16,850,748	18,489,341

NOTE 3 — INVENTORIES

	June 30, 2018	March 31, 2018
Raw materials	$23,359,828	$21,015,172
Finished goods – net	14,633,985	13,540,381

Total	$37,993,813	$34,555,553

As of June 30, and March 31, 2018, 7% and 9%, respectively, of raw materials and 4% and 3%, respectively, of finished goods were located outside of the United States.

In the three months ended June 30, 2018, the Company acquired $4,142,505 of bulk bourbon whiskey in support of its anticipated near and mid-term needs.

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

For the three months ended June 30, 2018 and 2017, GCP had pretax net income on a stand-alone basis of $2,526,084 and $426,007, respectively. The Company allocated a portion of this net income, or $502,691 and $84,775, to non-controlling interest for the three months ended June 30, 2018 and 2017, respectively. The cumulative balance allocated to noncontrolling interests in GCP was $3,951,977 and $3,568,636 at June 30 and March 31, 2018, respectively, as shown on the accompanying condensed consolidated balance sheets.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse in Crestwood, Kentucky to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. In September 2017, CB-USA purchased an additional 5% of Copperhead for $156,000 from an existing shareholder. The Company has accounted for this investment under the equity method of accounting. For the three months ended June 30, 2018 and 2017, the Company recognized $34,028 and $41,749 of income from this investment, respectively. The investment balance was $847,954 and $813,926 at June 30 and March 31, 2018, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of June 30 and March 31, 2018.

Intangible assets consist of the following:

	June 30, 2018	March 31, 2018
Definite life brands	$170,000	$170,000
Trademarks	641,693	641,693
Rights	8,271,555	8,271,555
Product development	208,518	208,518
Patents	994,000	994,000
Other	55,460	55,460

	10,341,226	10,341,226
Less: accumulated amortization	8,597,851	8,485,253

Net	1,743,375	1,855,973
Other identifiable intangible assets — indefinite lived*	4,112,972	4,112,972

	$5,856,347	$5,968,945

* Other identifiable intangible assets — indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	June 30, 2018	March 31, 2018
Definite life brands	$170,000	$170,000
Trademarks	412,726	403,617
Rights	7,038,614	6,954,303
Product development	50,491	47,880
Patents	926,020	909,453

Accumulated amortization	$8,597,851	$8,485,253

NOTE 6 — RESTRICTED CASH

At June 30 and March 31, 2018, the Company had €310,329 or $362,483 (translated at the June 30, 2018 exchange rate) and €310,324 or $382,279 (translated at the March 31, 2018 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 — NOTES PAYABLE

	June 30, 2018	March 31, 2018
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$97,400	$126,148
Note payable - GCP note (B)	214,225	211,580
Credit facility (C)	22,497,464	18,505,897
5% Convertible notes (D)	50,000	50,000
11% Subordinated Note (E)	20,000,000	20,000,000

Total	$42,859,089	$38,893,625

A.	The Company has arranged various credit facilities aggregating €310,329 or $362,483 (translated at the June 30, 2018 exchange rate) and €310,324 or $382,279 (translated at the March 31, 2018 exchange rate) at June 30 and March 31, 2018, respectively, with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. At June 30 and March 31, 2018, there was €83,386 or $97,400 (translated at the June 30, 2018 exchange rate) and €102,404 or $126,148 (translated at the March 31, 2018 exchange rate) of principal due on the foreign revolving credit facilities included in current maturities of notes payable, respectively.

B.

In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2018, $10,579 of accrued interest was converted to amounts due to affiliates. At June 30, 2018, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2018, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.

In August 2011, the Company and CB-USA entered into a loan and security agreement (as amended and restated, and further amended, the “Amended Agreement”) with a third-party lender ACF FinCo I LP (“ACF,”) as successor in interest, which, as amended, through March 31, 2018, provided for availability (subject to certain terms and conditions) of a facility of up to $21.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital., including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $21,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit.

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

The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of June 30, 2018, the Credit Facility interest rate was 7.300310%.

The Purchased Inventory Sublimit replaces the Bourbon Term Loan, which was paid in full in the normal course of business. The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of June 30, 2018, the interest rate applicable to the Purchased Inventory Sublimit was 9.050310%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. For the three months ended June 30, 2018, the Company paid interest at 7.31175% through April 30, 2018, then 7.35805% through May 31, 2018, then 7.30031% through June 30, 2018 on the Amended Agreement. For the three months ended June 30, 2017, the Company paid interest at 8.25% through June 14, 2017, and then at 8.5% through June 30, 2017 on the Purchased Inventory Sublimit. For the three months ended June 30, 2017, the Company paid interest at 6.5% through June 14, 2017, then 6.75% through June 30, 2017 on the Amended Agreement. For the three months ended June 30, 2017, the Company paid interest at 8.25% through June 14, 2017, and then at 8.5% through June 30, 2017 on the Purchased Inventory Sublimit. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Amended Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At June 30, 2018, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. The Credit Facility matures on July 31, 2019.

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

In August 2015, the Company used $3,000,000 of the Purchased Inventory Sublimit to acquire aged bourbon inventory. Frost Gamma Investments Trust ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), Brian L. Heller ($42,500) and Alfred J. Small ($15,000) each acquired participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. In January 2017, the Company acquired $1,030,000 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of the Company, including Frost Gamma Investments Trust ($51,500), Richard J. Lampen ($34,333), Mark E. Andrews, III ($17,167), Brian L. Heller ($14,592), and Alfred J. Small ($5,150), as junior participants in the Purchased Inventory Sublimit with respect to such purchase. In October 2017, the Company acquired $1,308,125 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of the Company, including Frost Gamma Investments Trust ($65,406), Richard J. Lampen ($43,604), Mark E. Andrews, III ($21,802), Brian L. Heller ($18,532), and Alfred J. Small ($6,541), as junior participants in the Purchased Inventory Sublimit with respect to such purchase. In December 2017, the Company acquired $900,425 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of the Company, including Frost Gamma Investments Trust ($45,021), Richard J. Lampen ($30,014), Mark E. Andrews, III ($15,007), Brian L. Heller ($12,756), and Alfred J. Small ($4,502), as junior participants in the Purchased Inventory Sublimit with respect to such purchase. In April 2018, the Company acquired $2,001,000 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of the Company, including Frost Gamma Investments Trust ($100,050), Richard J. Lampen ($66,700), Mark E. Andrews, III ($33,350), Brian L. Heller ($28,348), and Alfred J. Small ($10,005), as junior participants in the Purchased Inventory Sublimit with respect to such purchase. In June 2018, the Company acquired $1,035,000 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of the Company, including Frost Gamma Investments Trust ($51,750), Richard J. Lampen ($34,500), Mark E. Andrews, III ($17,250), Brian L. Heller ($14,663), and Alfred J. Small ($5,175), as junior participants in the Purchased Inventory Sublimit with respect to such purchase. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum.

At June 30 and March 31, 2018, $22,575,980 and $18,604,962, respectively, due on the Credit Facility was included in long-term liabilities. At June 30 and March 31, 2018, there was $424,020 and $2,395,038, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $78,516 and $99,065 of debt issuance costs at June 30 and March 31, 2018, respectively, as direct deductions from the carrying amount of the related debt liability.

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

At each of June 30 and March 31, 2018, $50,000 of principal due on the Convertible Notes was included in current maturities of notes payable.

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

NOTE 8 — EQUITY

Restricted Share Grants - In April 2018, the Company’s Compensation Committee approved the grant of 1,100,000 restricted common shares to certain directors, officers, employees and related parties. The restricted shares vest in four equal annual installments.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30 and March 31, 2018, the Company had no forward contracts outstanding.

NOTE 10 — STOCK-BASED COMPENSATION

In April 2018, the Company granted to employees, directors and certain consultants an aggregate of 1,100,000 restricted shares of the Company’s common stock under the Company’s 2013 Incentive Compensation Plan. The restricted shares vest 25% on each of the first four anniversaries of the grant date, subject to earlier vesting in certain circumstances. The Company has valued the shares at $1,342,000.

Stock-based compensation expense for the three months ended June 30, 2018 and 2017 amounted to $490,485 and $475,326, respectively. At June 30, 2018, total unrecognized compensation cost amounted to $4,143,181, representing 2,154,875 unvested options and 1,997,750 unvested shares of restricted stock. This cost is expected to be recognized over a weighted-average vesting period of 2.21 years. There were 503,166 options exercised during the three months ended June 30, 2018 and 199,300 options exercised during the three months ended June 30, 2017. The Company did not recognize any related tax benefit for the three months ended June 30, 2018 and 2017 from option exercises, as the effects were de minimis.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2019, the Company has contracted to purchase approximately €1,105,572 or $1,291,374 (translated at the June 30, 2018 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2019, the Company has contracted to purchase approximately €575,791 or $672,558 (translated at the June 30, 2018 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide the Company with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, the Company has contracted to purchase approximately $3,900,000 in newly distilled bourbon, none of which had been purchased as of June 30, 2018. The Company is not obligated to pay the distiller for any product not yet received.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,752 (translated at the June 30, 2018 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2021 and provides for monthly payments of $3,581. The Company has also entered into non-cancelable operating leases for certain office equipment.

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

NOTE 12 — CONCENTRATIONS

A.	Credit Risk — The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers — Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies, accounted for approximately 36.2% and 39.8% of the Company’s net sales for the three months ended June 30, 2018 and 2017, respectively, and approximately 32.6% and 35.9% of accounts receivable at June 30 and March 31, 2018, respectively.

NOTE 13 — GEOGRAPHIC INFORMATION

The Company operates in one reportable segment - the sale of premium beverage alcohol. The Company’s product categories are whiskeys, rum, liqueurs, vodka, tequila and ginger beer, a related non-alcoholic beverage product. The Company reports its operations in two geographic areas: International and United States.

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

	Three months ended June 30,
	2018		2017
Consolidated Sales, net:
International	$2,299,006	10.0%	$2,264,779	10.9%
U.S. – control states	5,311,639	23.0%	4,279,310	20.5%
U.S. – open states	15,493,743	77.0%	14,308,198	79.5%
United States	20,805,382	90.0%	18,587,508	89.1%

Total Consolidated Sales, net	$23,104,388	100.0%	$20,852,287	100.0%

Consolidated (Loss) Income from Operations:
International	$(77,906)	(11.4)%	$(28,998)	(53.2)%
United States	762,510	111.4%	83,469	153.2%

Total Consolidated Income from Operations	$684,604	100.0%	$54,471	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(49,002)	7.1%	$(5,209)	0.6%
United States	(641,705)	92.9%	(941,186)	99.4%

Total Consolidated Net Loss Attributable to Common Shareholders	$(690,707)	100.0%	$(946,395)	100.0%

Income tax expense, net:
United States	$(18,115)	100.0%	$(18,413)	100.0%

Consolidated Sales, net by category:
Whiskey	$9,484,388	41.1%	$7,170,489	34.4%
Rum	4,557,023	19.7%	$4,453,503	21.4%
Liqueurs	1,987,096	8.6%	2,058,908	9.9%
Vodka	320,578	1.4%	289,463	1.4%
Tequila	58,683	0.3%	45,176	0.2%
Ginger beer	6,696,620	29.0%	6,834,748	32.8%

Total Consolidated Sales, net	$23,104,388	100.0%	$20,852,287	100.0%

	As of June 30, 2018		As of March 31, 2018
Consolidated Assets:
International	$2,645,077	4.2%	$2,886,735	4.8%
United States	60,033,820	95.8%	57,446,625	95.2%

Total Consolidated Assets	$62,678,897	100.0%	$60,333,360	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs and vodka. We also develop and market related non-alcoholic beverage products, including Goslings Stormy Ginger Beer. We distribute our products in all 50 U.S. states and the District of Columbia and in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Finland, Norway, Sweden, Denmark, and the Duty Free markets. We market the following brands, among others:

●	Goslings rum®
●	Goslings Stormy Ginger Beer
●	Goslings Dark’n Stormy® ready-to-drink cocktail
●	Jefferson’s® bourbon
●	Jefferson’s Reserve®
●	Jefferson’s Ocean Aged at Sea®
●	Jefferson’s Wine Finish Collection
●	Jefferson’s The Manhattan: Barrel Finished Cocktail
●	Jefferson’s Chef’s Collaboration
●	Jefferson’s Wood Experiment
●	Jefferson’s Presidential Select™
●	Jefferson’s Straight Rye whiskey
●	Pallini® liqueurs
●	Clontarf® Irish whiskey
●	Knappogue Castle Whiskey®
●	Brady’s® Irish Cream
●	Boru® vodka
●	Celtic Honey® liqueur
●	Gozio® amaretto
●	The Arran Malt® Single Malt Scotch Whisky
●	The Robert Burns Scotch Whiskeys
●	Machrie Moor Scotch Whiskeys

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2018, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2018, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.16806 (equivalent to U.S. $1.00 = €0.85612) and £1.00 = U.S. $1.32029 (equivalent to U.S. $1.00 = £0.75741).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2018, as amended, which we refer to as our 2018 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended
	June 30,
	2018	2017
Cases:
United States	82,685	76,466
International	21,594	21,928

Total	104,280	98,394

Rum	44,553	42,640
Whiskey	30,744	27,765
Liqueurs	22,611	21,703
Vodka	6,061	6,052
Tequila	311	234

Total	104,280	98,394

Percentage of Cases:
United States	79.3%	77.7%
International	20.7%	22.3%

Total	100%	100%

Rum	42.7%	43.3%
Whiskey	29.5%	28.2%
Liqueurs	21.7%	22.1%
Vodka	5.8%	6.2%
Tequila	0.3%	0.2%

Total	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Goslings Stormy Ginger Beer, for the periods presented:

	Three months ended June 30,
	2018	2017
Cases:
United States	445,147	438,354
International	11,605	18,929

Total	456,752	457,283

United States	97.5%	95.9%
International	2.5%	4.1%

Total	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended June 30,
	2018	2017
Sales, net	100.0%	100.0%
Cost of sales	59.9%	58.9%

Gross profit	40.1%	41.1%

Selling expense	25.2%	29.0%
General and administrative expense	10.9%	10.9%
Depreciation and amortization	1.0%	1.0%

Income from operations	3.0%	0.2%

Other expense, net	0.0%	0.0%
Income from equity investment in non-consolidated affiliate	0.1%	0.2%
Foreign exchange gain (loss)	0.2%	(0.2)%
Interest expense, net	(4.6)%	(4.3)%
Loss before provision for income taxes	(1.3)%	(4.1)%
Income tax expense, net	(0.1)%	(0.1)%

Net loss	(1.4)%	(4.2)%
Net income attributable to noncontrolling interests	(1.7)%	(0.4)%

Net loss attributable to common shareholders	(3.1)%	(4.6)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended June 30,
	2018	2017
Net loss attributable to common shareholders	$(690,707)	$(946,395)
Adjustments:
Interest expense, net	1,051,942	891,864
Income tax expense, net	18,115	18,413
Depreciation and amortization	235,792	204,952
EBITDA	615,142	168,834
Allowance for doubtful accounts	14,559	14,100
Allowance for obsolete inventory	80,000	50,000
Stock-based compensation expense	490,485	475,326
Other expense, net	405	—
Income from equity investment in non-consolidated affiliate	(34,028)	(41,749)
Foreign exchange (gain) loss	(44,464)	51,161
Net income attributable to noncontrolling interests	383,341	81,177
EBITDA, as adjusted	$1,505,440	$798,849

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, transaction fees, other expense (income), net, income from equity investment in non-consolidated affiliate, foreign exchange (gain) loss and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, increased to $1.5 million for the three months ended June 30, 2018, as compared to $0.8 million for the comparable prior-year period, primarily as a result of our increased sales and gross profit.

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Net sales. Net sales increased 10.8% to $23.1 million for the three months ended June 30, 2018, as compared to $20.9 million for the comparable prior-year period, primarily due to U.S. sales growth of Jefferson’s bourbons, Knappogue Castle Irish whiskey and certain of our liqueurs, partially offset by decreases in Clontarf and Arran whiskey sales. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase in case sales by spirits product category for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Increase		Percentage
	in case sales		increase
	Overall	U.S.	Overall	U.S.
Rum	1,913	742	4.5%	2.5%
Whiskey	2,979	4,781	10.7%	23.8%
Liqueur	908	550	4.2%	2.6%
Vodka	9	70	0.1%	1.3%
Tequila	77	77	32.7%	32.7%
Total	5,886	6,220	3.4%	7.0%

Our international spirits case sales as a percentage of total spirits case sales decreased to 20.7% for the three months ended June 30, 2018 as compared to 22.3% for the comparable prior-year period, primarily due to decreased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase or decrease, as applicable, in case sales of ginger beer products for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Increase/(decrease)		Percentage
	in case sales		Increase/(decrease)
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	(531)	6,793	(0.1)%	1.5%

Gross profit. Gross profit increased 7.9% to $9.3 million for the three months ended June 30, 2018 from $8.6 million for the comparable prior-year period, while gross margin decreased to 40.1% for the three months ended June 30, 2018 as compared to 41.1% for the comparable prior-year period. The increase in gross profit was primarily due to increased aggregate revenue in the current period. We expect gross margin to decrease in the near term as we use higher cost bourbon to meet our sales needs. During each of the three months ended June 30, 2018 and 2017, we recorded additions to allowance for obsolete and slow-moving inventory of $0.1 million. We recorded these write-offs and allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charges have been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense decreased 3.9% to $5.8 million for the three months ended June 30, 2018 from $6.1 million for the comparable prior-year period, primarily due to a $1.0 million decrease in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, in the prior fiscal year, offset by a $0.6 million increase in employee costs and a $0.2 million increase in shipping costs from increased sales volume. Selling expense as a percentage of net sales decreased to 25.2% for the three months ended June 30, 2018 as compared to 29.0% for the comparable prior-year period due to increased revenues and decreased expenses in the current period.

General and administrative expense. General and administrative expense increased 11.2% to $2.5 million for the three months ended June 30, 2018 from $2.3 million for the comparable prior-year period, primarily due to a $0.3 million increase in employee costs offset by a $0.1 million decrease in professional fees. As a result of increased revenue for the year, general and administrative expense as a percentage of net sales was 10.9% for each of the three-month periods ended June 30, 2018 and 2017.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended June 30, 2018 and 2017.

Income from operations. As a result of the foregoing, we had income from operations of $0.7 million for the three months ended June 30, 2018 as compared to income of $0.05 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by Gosling-Castle Partners, Inc. (“GCP”), our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, was an immaterial net expense for each of the three-month periods ended June 30, 2018 and 2017.

The provision for income taxes consists principally of state and local taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. The effective tax rate for the three months ended June 30, 2018 was (6.26%). The effective tax rate differs from the statutory rate of 21% as we have concluded that our deferred tax assets are not realizable on a more-likely-than-not basis.

As of June 30, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Foreign exchange gain (loss). Foreign exchange gain for the three months ended June 30, 2018 was $0.05 million as compared to a loss of ($0.05) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.1) million for the three months ended June 30, 2018 as compared to ($0.9) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the expected borrowings under our credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.4 million for the three months ended June 30, 2018 as compared to $0.1 million for the comparable prior-year period, as a result of net income allocated to the 19.9% noncontrolling interests in GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders improved to ($0.7) million for the three months ended June 30, 2018 as compared to ($0.9) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.00) per share for the three months ended June 30, 2018 as compared to ($0.01) for the comparable prior-year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the three months ended June 30, 2018, we had a net loss of ($0.3) million, and used cash of $3.9 million in operating activities. As of June 30, 2018, we had cash and cash equivalents of $0.6 million and had an accumulated deficit of $150.6 million.

We believe our current cash and working capital and the availability under the Credit Facility (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least August 2019. We believe we can continue to meet our operating needs through additional mechanisms including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

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

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 7.5% (reflecting a discount for achieving one such EBITDA target) and the Purchased Inventory Sublimit currently bears interest at 9.25%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets.

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

In June 2018, we acquired $1.0 million in aged bulk bourbon under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($51,750), Richard J. Lampen ($34,500), Mark E. Andrews, III ($17,250), Brian L. Heller ($14,663), and Alfred J. Small ($5,175), were junior participants in the Purchased Inventory Sublimit with respect to such purchase

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At June 30, 2018, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

In March 2017, we issued the Subordinated Note. In April 2018, we entered into a first amendment to the Subordinated Note to extend the maturity date on the Subordinated Note from March 15, 2019 until September 15, 2020. No other provisions of the Subordinated Note were amended. The purpose of the Subordinated Note was to finance the GCP Share Acquisition. The Subordinated Note, as amended, bears interest quarterly at the rate of 11% per annum. The principal and interest accrued thereon is due and payable in full on September 15, 2020. All claims of the holder of the Subordinated Note to principal, interest and any other amounts owed under the Subordinated Note are subordinated in right of payment to all our indebtedness existing as of the date of the Subordinated Note. The Subordinated Note contains customary events of default and may be prepaid by us, in whole or in part, without penalty, at any time.

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

In October 2013, we issued an aggregate principal amount of $2.1 million of unsecured 5% convertible subordinated notes (the “Convertible Notes”). As of June 30, 2018, we had $50,000 of Convertible Notes outstanding. We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson’s bourbon brand. The Convertible Notes bear interest at a rate of 5% per annum and mature on December 15, 2018. The Convertible Notes, and accrued but unpaid interest thereon, are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock, par value $0.01 per share, at a conversion price of $0.90 per share (the “Conversion Price”). The Convertible Notes may be prepaid in whole or in part at any time without penalty or premium, but with payment of accrued interest to the date of prepayment. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes. The Convertible Note purchasers included certain related parties of ours, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000) and Vector Group Ltd., a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Phillip Frost, M.D. is a principal shareholder ($200,000), all of whom converted the outstanding principal and interest balances of their Convertible Notes into shares of our common stock in the year ended March 31, 2018.

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

Liquidity Discussion

As of June 30, 2018, we had shareholders’ equity of $8.4 million as compared to $8.0 million at March 31, 2018. This increase in shareholders’ equity was due to the exercise of stock options and stock-based compensation expense of $0.7 million, partially offset by our ($0.4) million total comprehensive loss for the three months ended June 30, 2018.

We had working capital of $43.1 million at June 30, 2018 as compared to $38.6 million at March 31, 2018, primarily due to a $3.5 million increase in inventory, a $1.4 million decrease in accounts payable and accrued expenses, a $0.5 million decrease in due to related parties and a net loss of $0.3 million, which was partially offset by a $1.2 million decrease in accounts receivable.

As of June 30, 2018, we had cash and cash equivalents of approximately $0.6 million, as compared to $0.4 million as of March 31, 2018. The increase is primarily attributable to the net borrowings on our credit facilities to fund our operations and working capital needs. At June 30 and March 31, 2018, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We may seek to restructure all or a portion of our debt, including the Subordinated Note. This restructuring may consist of a combination of expanding and extending the Loan Agreement and Credit Facility with ACF, extending the term of the Subordinated Note, converting some or all of the debt to equity or paying down the debt with funds that may be raised from future equity offerings, although there is no assurance that we will be successful in such restructuring. If we are unable to restructure or refinance our debt, or are unable to raise equity on terms that are acceptable to us, it could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results.

As of June 30, 2018, we had borrowed $22.6 million of the $23.0 million then available under the Credit Facility, including $6.8 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $0.2 million in potential availability for working capital needs under the Credit Facility and $0.2 million available for aged whiskey inventory purchases. As of August 7, 2018, we had borrowed $20.2 million of the $23.0 million then available under the amended Credit Facility, including $6.8 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.7 million in potential availability for working capital needs under the amended Credit Facility and $0.2 million available for aged whiskey inventory purchases. We believe our current cash and working capital and the availability under the Credit Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least August 2019. We believe we can continue to meet our operating needs through additional mechanisms including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three months ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,868)	$(1,023)
Investing activities	(85)	(61)
Financing activities	4,205	901
Subtotal	252	(183)
Effect of foreign currency translation	(35)	28

Net decrease in cash and cash equivalents including restricted cash	$(217)	$(155)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskeys or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at June 30, 2018 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. In October 2017, we entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide us with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, we have contracted to purchase approximately $3,900,000 in newly distilled bourbon, none of which had been purchased as of June 30, 2018. We are not obligated to pay the distiller for any product not yet received. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the three months ended June 30, 2018, net cash used in operating activities was $3.9 million, consisting primarily of a $3.5 million increase in inventory, a $1.4 million decrease in accounts payable and accrued expenses, a $0.5 million decrease in due to related parties and a net loss of $0.3 million. These uses of cash were partially offset by a $1.2 million decrease in accounts receivable, stock based compensation expense of $0.5 million and depreciation and amortization expense of $0.2 million

During the three months ended June 30, 2017, net cash used in operating activities was $1.0 million, consisting primarily of a $1.0 million increase in inventory, a $0.7 million increase in accounts receivable, a net loss of $0.9 million and a $0.3 million increase in prepaid expenses. These uses of cash were partially offset by a $0.8 million increase in accounts payable and accrued expenses, stock based compensation expense of $0.5 million, a $0.2 million increase in due to related parties and depreciation and amortization expense of $0.2 million.

Investing Activities. Net cash used in investing activities was $0.1 million for the three months ended June 30, 2018, representing $0.1 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.1 million for the three months ended June 30, 2017, representing $0.1 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the three months ended June 30, 2018 was $4.2 million, consisting primarily of $4.0 million in net proceeds from the Credit Facility and $0.2 million from the exercise of stock options.

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

Cautionary Note Regarding Forward Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2018, as amended, and as follows:

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of June 30, 2018, we had $22.6 million outstanding under the Credit Facility, including $6.8 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of June 30, 2018, we had an immaterial amount outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $22.6 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at June 30, 2018 would have an impact of approximately $50,750 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended June 30, 2018, Euro denominated sales accounted for approximately 6.8% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended June 30, 2018, Euro denominated expenses accounted for approximately 8.4% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $126,125 on our income from operations for the three months ended June 30, 2018.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At June 30 and March 31, 2018, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was a loss of ($76,329) for the three months ended June 30, 2018 and was income of $104,115 for the three months ended June 30, 2017. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $240,000 for the three months ended June 30, 2018 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of June 30, 2018, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

Since the identification of a material weakness in our internal controls over financial reporting at March 31, 2018 over the recording of inventory transfers between domestic and foreign locations, management has begun implementing a remediation plan to address the control deficiency underlying the material weakness. The remediation plan includes:

● Implementing specific reconciliation and review procedures on a quarterly as well as annual basis designed to ensure inventory is being accurately costed.

Management has had the foregoing reconciliation and review procedures in place and operating since and in the first quarter of the Company’s fiscal year ending March 31, 2019 and believes the material weakness has been remediated. Management intends to test and conclude that the enhanced control is operating effectively by March 31, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 F. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 6. Exhibits

Exhibit
Number	Description

4.1	Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 15, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on May 18, 2018)

4.2	Amended and Restated Revolving Credit Note, dated as of May 15, 2018, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on May 18, 2018)

4.3	First Amendment to 11% Subordinated Note, dated as of April 17, 2018, between Castle Brands Inc. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on April 19, 2018)

10.1	Amendment to Third Amended and Restated Employment Agreement, dated as of June 6, 2018, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 7, 2018)

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 9, 2018

