Form 10-Q
period 2018-09-30
Castle Brands Inc
filed 2018-11-08
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Company had 168,701,129 shares of $.01 par value common stock outstanding at November 7, 2018.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$368,863	$376,987
Accounts receivable - net of allowance for doubtful accounts of $422,808 and $390,939 at September 30 and March 31, 2018, respectively	12,702,096	13,083,487
Inventories - net of allowance for obsolete and slow-moving inventory of $410,268 and $346,344 at September 30 and March 31, 2018, respectively	40,604,712	34,555,553
Prepaid expenses and other current assets	3,371,257	3,724,759

Total Current Assets	57,046,928	51,740,786

Equipment – net	762,290	839,409

Intangible assets - net of accumulated amortization of $8,710,096 and $8,485,253 at September 30 and March 31, 2018, respectively	5,744,102	5,968,945
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	903,067	813,926
Restricted cash	360,025	382,279
Other assets	93,587	91,789

Total Assets	$65,406,225	$60,333,360

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of notes payable	$127,154	$176,148
Accounts payable	8,765,538	7,674,858
Accrued expenses	2,755,372	2,497,001
Due to shareholders and affiliates	1,792,386	2,785,910

Total Current Liabilities	13,440,450	13,133,917

Long-Term Liabilities
Credit facility, net (including $761,600 and $576,546 of related-party participation at September 30 and March 31, 2018, respectively)	22,182,692	18,505,897
Note payable - 11% Subordinated note	20,000,000	20,000,000
Notes payable - GCP Note	216,869	211,580
Deferred tax liability	485,604	485,484
Other	6,778	6,778

Total Liabilities	56,332,393	52,343,656

Commitments and Contingencies (Note 11)
Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30 and March 31, 2018	-	-
Common stock, $.01 par value, 300,000,000 shares authorized at September 30 and March 31, 2018, 168,553,992 and 166,330,733 shares issued and outstanding at September 30 and March 31, 2018, respectively	1,685,540	1,663,307
Additional paid-in capital	156,186,890	154,731,044
Accumulated deficit	(150,798,115)	(149,891,272)
Accumulated other comprehensive loss	(2,167,272)	(2,082,011)

Total controlling shareholders’ equity	4,907,043	4,421,068

Noncontrolling interests	4,166,789	3,568,636

Total Equity, including noncontrolling interests	9,073,832	7,989,704

Total Liabilities and Equity	$65,406,225	$60,333,360

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Sales, net*	$23,310,163	$20,894,150	$46,414,551	$41,746,437
Cost of sales*	14,170,668	12,350,901	28,015,504	24,624,569

Gross profit	9,139,495	8,543,249	18,399,047	17,121,868

Selling expense	5,322,430	4,899,208	11,144,320	10,955,407
General and administrative expense	2,564,246	2,298,882	5,081,512	4,561,879
Depreciation and amortization	204,380	186,283	440,172	391,235

Income from operations	1,048,439	1,158,876	1,733,043	1,213,347

Other expense, net	(8,506)	(59)	(8,911)	(59)
Income from equity investment in non-consolidated affiliate	55,113	29,846	89,141	71,595
Foreign exchange gain (loss)	2,918	18,853	47,382	(32,308)
Interest expense, net	(1,099,505)	(901,559)	(2,151,447)	(1,793,423)

(Loss) income before provision for income taxes	(1,541)	305,957	(290,792)	(540,848)
Income tax benefit (expense), net	217	(25,335)	(17,898)	(43,748)

Net (loss) income	(1,324)	280,622	(308,690)	(584,596)
Net income attributable to noncontrolling interests	(214,812)	(282,303)	(598,153)	(363,482)

Net loss attributable to common shareholders	$(216,136)	$(1,681)	$(906,843)	$(948,078)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	166,497,681	163,209,562	166,011,668	163,138,853

* Sales, net and Cost of sales include excise taxes of $1,752,916 and $1,759,630 for the three months ended September 30, 2018 and 2017, respectively, and $3,587,170 and $3,399,385 for the six months ended September 30, 2018 and 2017, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(1,324)	$280,622	$(308,690)	$(584,596)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,932)	55,697	(85,261)	159,812

Total other comprehensive (loss) income:	(8,932)	55,697	(85,261)	159,812

Comprehensive (loss) income	$(10,256)	$336,319	$(393,951)	$(424,784)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2018	166,330,733	$1,663,307	$154,731,044	$(149,891,272)	$(2,082,011)	$3,568,636	$7,989,704

Net loss				(690,707)		383,341	(307,366)

Foreign currency translation adjustment					(76,329)		(76,329)
Exercise of common stock options	503,166	5,032	210,984				216,016
Restricted share grants	1,100,000	11,000	(11,000)				-

Common stock purchased under employee stock purchase plan	41,902	419	40,540				40,959
Stock-based compensation			490,485				490,485

BALANCE, JUNE 30, 2018	167,975,801	$1,679,758	$155,462,053	$(150,581,979)	$(2,158,340)	$3,951,977	$8,353,469

Net loss				(216,136)		214,812	(1,324)

Foreign currency translation adjustment					(8,932)		(8,932)
Exercise of common stock options	626,000	6,260	227,141				233,401
Restricted shares forfeited	(47,809)	(478)	478				-

Stock-based compensation			497,219				497,219

BALANCE, SEPTEMBER 30, 2018	168,553,992	$1,685,540	$156,186,890	$(150,798,115)	$(2,167,272)	$4,166,789	$9,073,832

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(308,690)	$(584,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440,172	391,235
Provision for doubtful accounts	29,118	30,812
Amortization of deferred financing costs	48,280	38,960
Deferred income tax benefit, net	120	670
Net income from equity investment in non-consolidated affiliate	(89,141)	(71,595)
Effect of changes in foreign currency translation	(47,382)	32,308
Stock-based compensation expense	987,704	979,816
Addition to provision for obsolete inventories	160,000	50,000
Changes in operations, assets and liabilities:
Accounts receivable	342,426	712,811
Inventory	(6,251,694)	(4,363,236)
Prepaid expenses and supplies	349,956	(409,020)
Other assets	(23,382)	(32,401)
Accounts payable and accrued expenses	1,372,142	2,891,322
Accrued interest	5,289	5,289
Due to related parties	(993,524)	301,444

Total adjustments	(3,669,916)	558,415

NET CASH USED IN OPERATING ACTIVITIES	(3,978,606)	(26,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(112,644)	(84,251)
Acquisition of intangible assets	—	(22,265)
Investment in non-consolidated affiliate, at equity	—	(156,000)

NET CASH USED IN INVESTING ACTIVITIES	(112,644)	(262,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on credit facility	3,650,100	(194,909)
Net payments on foreign revolving credit facility	(42,263)	—
Proceeds from issuance of common stock under employee stock purchase plan	40,959	-
Proceeds from exercise of common stock options	449,416	182,139

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,098,212	(12,770)

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(37,340)	47,913
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,378)	(253,554)

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH – BEGINNING	759,266	942,503

CASH AND CASH EQUIVALENTS	368,863	322,529
RESTRICTED CASH	360,025	366,420
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - ENDING	$728,888	$688,949

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash financing activities
Conversion of 5% convertible note to common stock	$—	$25,000

Interest paid	$2,062,386	$1,685,662
Income taxes paid	$104,975	$669,500

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

A.	Description of business - The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd., the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 80.1% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Liquidity - In November 2018, the Company extended the term of the loan and security agreement (as amended and restated) to July 31, 2020 (as described in Note 7C). The Company believes that its current cash and working capital and the availability under the Credit Facility (as defined in Note 7C) will enable it to fund its obligations, meet its working capital needs, maturing debt obligations and whiskey purchase commitments until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least November 2019. The Company can continue to meet its operating needs through additional mechanisms including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

C.	Organization and operations - The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskeys, liqueurs, vodka and related non-alcoholic beverage products, including ginger beer, in the United States, Canada, Europe and Asia.

D.	Revenues - The Company operates in one reportable segment and derives substantially all of its revenue from the sale and delivery of premium beverage alcohol and related non-beverage alcohol products. In the U.S., the Company is required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell its brands to retail outlets. In its international markets, the Company relies primarily on established spirits distributors in much the same way as in the U.S. Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor) and title and risk of loss has passed to the customer in accordance with the terms of sale and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

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

The Company does not have any customer contracts that meet the definition of unsatisfied performance obligations in accordance with U.S. GAAP.

E.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

F.	Goodwill and other intangible assets - Goodwill represents the excess of purchase price including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

G.	Impairment of long-lived assets - Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

H.	Excise taxes and duty - Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

I.	Foreign currency - The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

J.	Fair value of financial instruments - ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short-term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;

-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

-	Expands disclosures about instruments measured at fair value.

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

K.

Income taxes - In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Company recognized the income tax effects of the 2017 Tax Act in its current financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, “Income Taxes”, (“ASC 740”) in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is complete. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of September 30, 2018.

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

The Company has adopted the provisions of ASC 740 and at each of September 30 and March 31, 2018, the Company had reserves for uncertain tax positions (including related interest and penalties) for various state and local taxes of $6,778. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

L.

Recent accounting pronouncements – In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for the Company as of April 1, 2020, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes amendments to multiple codification Topics. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). This guidance is effective for the Company as of April 1, 2019, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, but not earlier than annual and interim periods beginning after December 15, 2018. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required so that users are able to understand more about the nature of an entity’s leasing activities. Accounting for lessors remains largely unchanged from current U.S. GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning April 1, 2019 and subsequent interim periods. The Company’s current lease arrangements expire through 2021 and the Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

M.	Accounting standards adopted - In February 2018, FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the 2017 Tax Act to be reclassified to retained earnings. This guidance became effective for the Company as of April 1, 2018. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”).” The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company adopted the new standard on April 1, 2018 using a retrospective adoption method, which resulted in an adjustment to “Cash and cash equivalents including restricted cash” on the accompanying condensed consolidated statement of cashflows. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new standard issued in ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The new standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains principles to determine the measurement of revenue and timing of when it is recognized. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard on April 1, 2018 by applying the modified retrospective method, which did not result in a transition adjustment nor an adjustment to opening retained earnings. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Also, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted the new standard on April 1, 2018, which did not result in a cumulative-effect adjustment to the balance sheet. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options, vesting of restricted shares or conversion of convertible notes outstanding. In computing diluted net income per share for the three months ended September 30, 2018 and 2017, no adjustment has been made to the weighted average outstanding common shares for the assumed exercise of stock options, vesting of restricted shares or conversion of convertible notes as the assumed exercise, vesting or conversion of these securities is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended September 30,
	2018	2017
Stock options	14,171,442	15,523,008
Unvested restricted stock	1,997,750	1,092,000
5% Convertible notes	55,556	1,833,333

Total	16,224,748	18,448,341

NOTE 3 - INVENTORIES

	September 30, 2018	March 31, 2018
Raw materials	$25,080,981	$21,015,172
Finished goods – net	15,523,821	13,540,381

Total	$40,604,712	$34,555,553

As of September 30 and March 31, 2018, 6% and 9%, respectively, of raw materials and 6% and 3%, respectively, of finished goods were located outside of the United States.

In the six months ended September 30, 2018, the Company acquired $7,490,366 of bulk bourbon whiskey in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow-moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or net realizable value.

NOTE 4 - EQUITY INVESTMENT

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

For the three months ended September 30, 2018 and 2017, GCP had pretax net income on a stand-alone basis of $1,415,600 and $1,425,534, respectively. The Company allocated a portion of this net income, or $281,704 and $283,681, to non-controlling interest for the three months ended September 30, 2018 and 2017, respectively. For the six months ended September 30, 2018 and 2017, GCP had pretax net income on a stand-alone basis of $3,341,936 and $1,851,541, respectively. The Company allocated a portion of this net income, or $665,045 and $368,457, to non-controlling interest for the three months ended September 30, 2018 and 2017, respectively. The cumulative balance allocated to noncontrolling interests in GCP was $4,166,789 and $3,568,636 at September 30 and March 31, 2018, respectively, as shown on the accompanying condensed consolidated balance sheets.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse in Crestwood, Kentucky to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. In September 2017, CB-USA purchased an additional 5% of Copperhead for $156,000 from an existing shareholder. The Company has accounted for this investment under the equity method of accounting. For the three months ended September 30, 2018 and 2017, the Company recognized $55,113 and $29,846 of income from this investment, respectively. For the six months ended September 30, 2018 and 2017, the Company recognized $89,141 and $71,595 of income from this investment, respectively. The investment balance was $903,067 and $813,926 at September 30 and March 31, 2018, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of September 30 and March 31, 2018.

Intangible assets consist of the following:

	September 30, 2018	March 31, 2018
Definite life brands	$170,000	$170,000
Trademarks	641,693	641,693
Rights	8,271,555	8,271,555
Product development	208,518	208,518
Patents	994,000	994,000
Other	55,460	55,460

	10,341,226	10,341,226
Less: accumulated amortization	8,710,096	8,485,253

Net	1,631,130	1,855,973
Other identifiable intangible assets - indefinite lived*	4,112,972	4,112,972

	$5,744,102	$5,968,945

* Other identifiable intangible assets - indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	September 30, 2018	March 31, 2018
Definite life brands	$170,000	$170,000
Trademarks	421,836	403,617
Rights	7,122,925	6,954,303
Product development	52,748	47,880
Patents	942,587	909,453

Accumulated amortization	$8,710,096	$8,485,253

NOTE 6 - RESTRICTED CASH

At September 30 and March 31, 2018, the Company had €310,334 or $360,025 (translated at the September 30, 2018 exchange rate) and €310,324 or $382,279 (translated at the March 31, 2018 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 - NOTES PAYABLE

	September 30, 2018	March 31, 2018
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$77,154	$126,148
Note payable - GCP note (B)	216,869	211,580
Credit facility (C)	22,182,692	18,505,897
5% Convertible notes (D)	50,000	50,000
11% Subordinated Note (E)	20,000,000	20,000,000

Total	$42,599,085	$38,893,625

A.	The Company has arranged various credit facilities aggregating €310,334 or $360,025 (translated at the September 30, 2018 exchange rate) and €310,324 or $382,279 (translated at the March 31, 2018 exchange rate) at September 30 and March 31, 2018, respectively, with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. At September 30 and March 31, 2018, there was €66,505 or $77,154 (translated at the September 30, 2018 exchange rate) and €102,404 or $126,148 (translated at the March 31, 2018 exchange rate) of principal due on the foreign revolving credit facilities included in current maturities of notes payable, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2018, $10,579 of accrued interest was converted to amounts due to affiliates. At September 30, 2018, $216,869, consisting of $211,580 of principal and $5,289 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2018, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.

In August 2011, the Company and CB-USA entered into a loan and security agreement (as amended and restated, and further amended, the “Amended Agreement”) with a third-party lender ACF FinCo I LP (“ACF,”) as successor in interest, which, as amended, provided for availability (subject to certain terms and conditions) of a facility of up to $21.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital., including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Amended Agreement. The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $21,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit.

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

The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of September 30, 2018, the Credit Facility interest rate was 7.75%.

The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of September 30, 2018, the interest rate applicable to the Purchased Inventory Sublimit was 9.5%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. For the six months ended September 30, 2018, the Company paid interest at 7.31175% through April 30, 2018, then 7.35805% through May 31, 2018, then 7.30031% through June 30, 2018, then 7.5% through September 27, 2018, then 7.75% through September 30, 2018 on the Amended Agreement. For the six months ended September 30, 2017, the Company paid interest at 6.5% through June 14, 2017, then 6.75% through September 30, 2017 on the Amended Agreement. For the six months ended September 30, 2018, the Company paid interest at 9.06175% through April 30, 2018, then 9.10805% through May 31, 2018, then 9.05031% through June 30, 2018, then 9.25% through September 27, 2018, then 9.5% through September 30, 2018 on the Purchased Inventory Sublimit. For the six months ended September 30, 2017, the Company paid interest at 8.25% through June 14, 2017, and then at 8.5% through September 30, 2017 on the Purchased Inventory Sublimit. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Amended Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At September 30, 2018, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. The Credit Facility matures on July 31, 2020.

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

At September 30 and March 31, 2018, $22,255,062 and $18,604,962, respectively, due on the Credit Facility was included in long-term liabilities. At September 30 and March 31, 2018, there was $744,938 and $2,395,038, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $72,370 and $99,065 of debt issuance costs at September 30 and March 31, 2018, respectively, as direct deductions from the carrying amount of the related debt liability.

In October 2018, the Company and CB-USA entered into a Fifth Amendment (the “Fifth Amendment”) to the Amended Agreement to amend certain terms of the Company’s existing Credit Facility with ACF. Among other changes, the Fifth Amendment increased the maximum amount of the Credit Facility from $23,000,000 to $25,000,000, and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. The Company and CB-USA paid ACF an aggregate $50,000 commitment fee in connection with the Amendment. In connection with the Amendment, the Company and CB-USA also entered into an Amended and Restated Revolving Credit Note.

In November 2018, the Company and CB-USA entered into a Sixth Amendment (the “Sixth Amendment”) to the Amended Agreement to amend certain terms of the Company’s existing Credit Facility with ACF. Among other changes, the Sixth Amendment extends the term of the Credit Facility to July 31, 2020 and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. The Company and CB-USA paid ACF an aggregate $57,500 commitment fee in connection with the Amendment.

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

At each of September 30 and March 31, 2018, $50,000 of principal due on the Convertible Notes was included in current maturities of notes payable.

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

NOTE 8 - EQUITY

Restricted Share Grants - In April 2018, the Company’s Compensation Committee approved the grant of 1,100,000 restricted common shares to certain directors, officers, employees and related parties. The restricted shares vest in four equal annual installments.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 - FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At September 30 and March 31, 2018, the Company had no forward contracts outstanding.

NOTE 10 - STOCK-BASED COMPENSATION

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

Stock-based compensation expense for the three months ended September 30, 2018 and 2017 amounted to $497,219 and $504,490, respectively. Stock-based compensation expense for the six months ended September 30, 2018 and 2017 amounted to $987,704 and $979,816, respectively. At September 30, 2018, total unrecognized compensation cost amounted to $3,645,961, representing 2,154,875 unvested options and 1,997,750 unvested shares of restricted stock. This cost is expected to be recognized over a weighted-average vesting period of 1.91 years. There were 1,129,166 options exercised during the six months ended September 30, 2018 and 240,300 options exercised during the six months ended September 30, 2017. The Company did not recognize any related tax benefit for the three months ended June 30, 2018 and 2017 from option exercises, as the effects were de minimis.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2019, the Company has contracted to purchase approximately €1,105,572 or $1,282,596 (translated at the September 30, 2018 exchange rate) in bulk Irish whiskey, of which €285,489, or $331,202 (translated at the September 30, 2018 exchange rate), has been purchased as of September 30, 2018. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2019, the Company has contracted to purchase approximately €575,791 or $667,987 (translated at the September 30, 2018 exchange rate) in bulk Irish whiskey, of which €140,401, or $162,882 (translated at the September 30, 2018 exchange rate), has been purchased as of September 30, 2018. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide the Company with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, the Company has contracted to purchase approximately $3,900,000 in newly distilled bourbon, of which $1,682,200 has been purchased as of September 30, 2018. The Company is not obligated to pay the distiller for any product not yet received.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,740 (translated at the September 30, 2018 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2021 and provides for monthly payments of $3,581. The Company has also entered into non-cancelable operating leases for certain office equipment.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

E.	As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014, August 2015, October 2017, May 2018 and October 2018.

F.	Except as set forth below, the Company believes that neither it, nor any of its subsidiaries, is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 12 - CONCENTRATIONS

A.	Credit Risk - The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers - Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies (“SGWS”) accounted for approximately 37.8% and 36.3% of the Company’s net sales for the three months ended September 30, 2018 and 2017, respectively. Sales to SGWS accounted for approximately 37.0% and 38.0% of the Company’s net sales for the six months ended September 30, 2018 and 2017, respectively, and approximately 38.6% and 35.9% of accounts receivable at September 30 and March 31, 2018, respectively.

NOTE 13 - GEOGRAPHIC INFORMATION

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

	Three months ended September 30,
	2018		2017
Consolidated Sales, net:
International	$2,237,418	9.6%	$2,177,367	10.4%
U.S. - control states	4,519,667	21.4%	4,365,492	23.3%
U.S. - open states	16,553,078	78.6%	14,351,291	76.7%
United States	21,072,745	90.4%	18,716,783	89.6%

Total Consolidated Sales, net	$23,310,163	100.0%	$20,894,150	100.0%

Consolidated Income from Operations:
International	$24,211	2.3%	$15,737	1.4%
United States	1,024,228	97.7%	1,143,139	98.6%

Total Consolidated Income from Operations	$1,048,439	100.0%	$1,158,876	100.0%

Consolidated Net Income (Loss) Attributable to Common Shareholders:
International	$48,135	22.3%	$47,470	2,822.9%
United States	(264,271)	(122.3)%	(49,151)	(2,922.9)%

Total Consolidated Net Loss Attributable to Common Shareholders	$(216,136)	100.0%	$(1,681)	100.0%

Income tax expense, net:
United States	$217	100.0%	$25,335	100.0%

Consolidated Sales, net by category:
Whiskey	$9,000,528	38.6%	$7,335,290	35.2%
Rum	4,174,322	17.9%	$4,168,262	19.9%
Liqueurs	2,536,745	10.9%	2,579,437	12.3%
Vodka	336,166	1.4%	353,792	1.7%
Tequila	26,479	0.1%	84,560	0.4%
Ginger beer	7,235,923	31.0%	6,372,809	30.5%

Total Consolidated Sales, net	$23,310,163	100.0%	$20,894,150	100.0%

	Six months ended September 30,
	2018		2017
Consolidated Sales, net:
International	$4,544,236	9.8%	$4,442,146	10.6%
U.S. - control states	9,831,306	23.5%	8,644,802	23.2%
U.S. - open states	32,039,009	76.5%	28,659,489	76.8%
United States	41,870,315	91.2%	37,304,291	89.4%

Total Consolidated Sales, net	$46,414,551	100.0%	$41,746,437	100.0%

Consolidated (Loss) Income from Operations:
International	$(53,695)	(3.1)%	$(13,261)	(1.1)%
United States	1,786,738	103.1%	1,226,608	101.1%

Total Consolidated Income from Operations	$1,733,043	100.0%	$1,213,347	100.0%

Consolidated Net (Loss) Income Attributable to Common Shareholders:
International	$(867)	0.1%	$42,262	4.5%
United States	(905,976)	99.9%	(990,340)	(104.5)%

Total Consolidated Net Loss Attributable to Common Shareholders	$(906,843)	100.0%	$(948,078)	100.0%

Income tax expense, net:
United States	$(17,898)	100.0%	$(43,748)	100.0%

Consolidated Sales, net by category:
Whiskey	$19,141,660	39.8%	$14,505,777	34.8%
Rum	8,733,772	18.8%	$8,621,765	20.7%
Liqueurs	4,523,841	9.7%	4,638,346	11.1%
Vodka	656,744	1.4%	643,255	1.5%
Tequila	85,162	0.2%	129,736	0.3%
Ginger beer	13,932,543	30.0%	13,207,558	31.6%

Total Consolidated Sales, net	$46,414,551	100.0%	$41,746,437	100.0%

	As of September 30, 2018		As of March 31, 2018
Consolidated Assets:
International	$2,501,001	3.8%	$2,886,735	4.8%
United States	62,905,365	96.2%	57,446,625	95.2%

Total Consolidated Assets	$65,406,366	100.0%	$60,333,360	100.0%

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

Recent Events

Expanded Credit Facility

In October, we entered into a Fifth Amendment to our existing Credit Facility with ACF FinCo I LP. Among other changes, the Fifth Amendment increased the maximum amount of the Credit Facility from $23,000,000 to $25,000,000, and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory.

In November, we entered into a Sixth Amendment to our existing Credit Facility with ACF FinCo I LP. Among other changes, the Sixth Amendment extended the termination date for the facility to July 31, 2020 and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of September 30, 2018, each as calculated from the Interbank exchange rates as reported by Oanda.com. On September 30, 2018, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.16012 (equivalent to U.S. $1.00 = €0.86198) and £1.00 = U.S. $1.30240 (equivalent to U.S. $1.00 = £0.76781).

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Cases
United States	82,531	80,777	165,216	157,243
International	18,073	20,990	39,667	42,918

Total	100,604	101,767	204,884	200,161

Rum	36,500	41,718	81,053	84,358
Whiskey	31,391	25,904	62,135	53,669
Liqueur	25,919	27,695	48,530	49,398
Vodka	6,645	6,027	12,706	12,079
Tequila	149	423	460	657

Total	100,604	101,767	204,884	200,161

Percentage of Cases
United States	82.0%	79.4%	80.6%	78.6%
International	18.0%	20.6%	19.4%	21.4%

Total	100.0%	100.0%	100.0%	100.0%

Rum	36.3%	41.0%	39.6%	42.2%
Whiskey	31.2%	25.5%	30.3%	26.8%
Liqueur	25.8%	27.2%	23.7%	24.7%
Vodka	6.6%	5.9%	6.2%	6.0%
Tequila	0.1%	0.4%	0.2%	0.3%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of Goslings Stormy Ginger Beer, for the periods presented:

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Cases
United States	474,664	439,075	919,811	877,429
International	11,230	10,520	22,835	29,449

Total	485,894	449,595	942,646	906,878

Percentage of Cases
United States	97.6%	97.7%	97.6%	96.8%
International	2.3%	2.3%	2.4%	3.2%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.8%	59.1%	60.4%	59.0%

Gross profit	39.2%	40.9%	39.6%	41.0%

Selling expense	22.8%	23.4%	24.0%	26.2%
General and administrative expense	11.0%	11.0%	10.9%	10.9%
Depreciation and amortization	0.9%	0.9%	0.9%	1.0%

Income from operations	4.5%	5.6%	3.7%	2.9%

Other expense, net	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Income from equity investment in non-consolidated affiliate	0.2%	0.1%	0.2%	0.2%
Foreign exchange gain (loss)	0.0%	0.1%	0.1%	(0.1)%
Interest expense, net	(4.7)%	(4.3)%	(4.6)%	(4.3)%

(Loss) income before provision for income taxes	(0.0)%	1.5%	(0.6)%	(1.3)%
Income tax benefit (expense), net	0.0%	(0.1)%	(0.0)%	(0.1)%

Net (loss) income	(0.0)%	1.4%	(0.6)%	(1.4)%
Net income attributable to noncontrolling interests	(0.9)%	(1.4)%	(1.4)%	(0.9)%
Net loss attributable to common shareholders	(0.9)%	(0.0)%	(2.1)%	(2.3)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss attributable to common shareholders	$(216,136)	$(1,681)	$(906,843)	$(948,078)
Adjustments:
Interest expense, net	1,099,505	901,559	2,151,447	1,793,423
Income tax expense, net	(217)	25,335	17,898	43,748
Depreciation and amortization	204,380	186,283	440,172	391,235
EBITDA income	1,087,532	1,111,496	1,702,674	1,280,328
Allowance for doubtful accounts	14,559	16,712	29,118	30,812
Allowance for obsolete inventory	80,000	—	160,000	50,000
Stock-based compensation expense	497,219	504,490	987,704	979,816
Other expense, net	8,506	59	8,911	59
Income from equity investments in non-consolidated affiliate	(55,113)	(29,846)	(89,141)	(71,595)
Foreign exchange loss (gain)	(2,918)	(18,853)	(47,382)	32,308
Net income attributable to noncontrolling interests	214,812	282,303	598,153	363,482
EBITDA, as adjusted	$1,844,597	$1,866,361	$3,350,037	$2,665,210

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, other expense (income), net, income from equity investment in non-consolidated affiliate, foreign exchange loss (gain) and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, decreased to $1.8 million for the three months ended September 30, 2018, as compared to $1.9 million for the comparable prior-year period, primarily the result of our increased costs, partially offset by our increased revenues, and increased to $3.4 million for the six months ended September 30, 2018, as compared to $2.7 million for the comparable prior-year period, primarily as a result of our increased sales and gross profit.

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Net sales. Net sales increased 11.6% to $23.3 million for the three months ended September 30, 2018, as compared to $20.9 million for the comparable prior-year period, primarily due to U.S. sales growth of Jefferson’s bourbons, Knappogue Castle Irish whiskey, Goslings Stormy Ginger Beer and certain of our liqueurs, partially offset by decreases in Clontarf sales and certain of our liqueurs. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Increase/(decrease)		Percentage
	in case sales		Increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(5,218)	(48)	(12.5)%	(0.2)%
Whiskey	5,487	3,695	21.2%	18.8%
Liqueur	(1,776)	(1,465)	(6.4)%	(5.4)%
Vodka	618	(154)	10.3%	(2.6)%
Tequila	(274)	(274)	(64.8)%	(64.8)%
Total	(1,163)	1,754	(1.1)%	2.2%

Our international spirits case sales as a percentage of total spirits case sales decreased to 18.0% for the three months ended September 30, 2018 as compared to 20.6% for the comparable prior-year period, primarily due to decreased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase in case sales of ginger beer products for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	36,299	35,589	8.1%	8.1%

Gross profit. Gross profit increased 7.0% to $9.1 million for the three months ended September 30, 2018 from $8.5 million for the comparable prior-year period, while gross margin decreased to 39.3% for the three months ended September 30, 2018 as compared to 40.9% for the comparable prior-year period. The increase in gross profit was primarily due to increased aggregate revenue in the current period. We expect gross margin in the near term will be impacted negatively as we use higher-cost bourbon to meet our sales needs, but positively impacted by the Craft Beverage Modernization and Tax Reform Act of 2017. During the three months ended September 30, 2018, we recorded additions to allowance for obsolete and slow-moving inventory of $0.1 million. We recorded this write-off and allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charge has been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 8.6% to $5.3 million for the three months ended September 30, 2018 from $4.9 million for the comparable prior-year period, primarily due to a $0.3 million increase in employee costs and a $0.2 million increase in shipping costs associated with increased Goslings Stormy Ginger Beer sales volume. Selling expense as a percentage of net sales decreased to 22.8% for the three months ended September 30, 2018 as compared to 23.4% for the comparable prior-year period due to increased revenues and decreased expenses in the current period.

General and administrative expense. General and administrative expense increased 11.5% to $2.6 million for the three months ended September 30, 2018 from $2.3 million for the comparable prior-year period, primarily due to a $0.3 million increase in employee costs. As a result of increased revenue for the year, general and administrative expense as a percentage of net sales was 11.0% for each of the three-month periods ended September 30, 2018 and 2017.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended September 30, 2018 and 2017.

Income from operations. As a result of the foregoing, we had income from operations of $1.0 million for the three months ended September 30, 2018 as compared to income from operations of $1.2 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by Gosling-Castle Partners, Inc. (“GCP”), our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, was an immaterial net expense for each of the three-month periods ended September 30, 2018 and 2017.

The Company’s provision for income taxes consists principally of state and local taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended September 30, 2018, the Company recorded an income tax benefit of $217. The effective tax rate for the three months ended September 30, 2018 was 80.34%. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

As of September 30, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Foreign exchange gain (loss). Foreign exchange gain for the three months ended September 30, 2018 was de minimis as compared to a gain of $0.02 million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.1) million for the three months ended September 30, 2018 as compared to ($0.9) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the expected borrowings under our credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.2 million for the three months ended September 30, 2018 as compared to $0.3 million for the comparable prior-year period, as a result of net income allocated to the 19.9% noncontrolling interests in GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders was ($0.2) million for the three months ended September 30, 2018 as compared to ($0.0) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.00) per share for each of the three-month periods ended September 30, 2018 and 2017.

Six months ended September 30, 2018 compared with six months ended September 30, 2017

Net sales. Net sales increased 11.2% to $46.4 million for the six months ended September 30, 2018, as compared to $41.8 million for the comparable prior-year period, primarily due to U.S. sales growth of Jefferson’s bourbons, Knappogue Castle Irish whiskey and Goslings Stormy Ginger Beer, partially offset by decreases in Clontarf and Arran whiskey sales. We continue to focus on our faster growing brands and markets, both in the U.S. and internationally.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the six months ended September 30, 2018 as compared to the six months ended September 30, 2017:

	Increase/(decrease)		Percentage
	in case sales		Increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(3,305)	694	(3.9)%	1.2%
Whiskey	8,466	8,476	15.8%	15.8%
Liqueur	(868)	(915)	(1.8)%	(1.9)%
Vodka	627	(84)	5.2%	(0.7)%
Tequila	(198)	(198)	(30.1)%	(30.1)%
Total	4,723	7,973	2.4%	5.1%

Our international spirits case sales as a percentage of total spirits case sales decreased to 19.4% for the six months ended September 30, 2018 as compared to 21.4% for the comparable prior-year period, primarily due to decreased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase in case sales of ginger beer products for the six months ended September 30, 2018 as compared to the six months ended September 30, 2017:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	35,768	42,382	3.9%	4.8%

Gross profit. Gross profit increased 7.5% to $18.4 million for the six months ended September 30, 2018 from $17.1 million for the comparable prior-year period, while gross margin decreased to 39.5% for the six months ended September 30, 2018 as compared to 41.0% for the comparable prior-year period. The increase in gross profit was primarily due to increased aggregate revenue in the current period. We expect gross margin in the near term will be impacted negatively as we use higher cost bourbon to meet our sales needs, but positively impacted by the Craft Beverage Modernization and Tax Reform Act of 2017. During the six months ended September 30, 2018 we recorded an addition to allowance for obsolete and slow-moving inventory of $0.2 million as compared to $0.05 million in the prior comparable period. We recorded these write-offs and allowances on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charges have been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 1.1% to $11.1 million for the six months ended September 30, 2018 from $11.0 million for the comparable prior-year period, primarily due to an $0.8 million increase in employee costs and a $0.3 million increase in shipping costs from increased sales volume, partially offset by a $1.0 million decrease in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, in the prior fiscal year. Selling expense as a percentage of net sales decreased to 24.0% for the six months ended September 30, 2018 as compared to 26.2% for the comparable prior-year period due to increased revenues and decreased expenses in the current period.

General and administrative expense. General and administrative expense increased 11.4% to $5.1 million for the six months ended September 30, 2018 from $4.6 million for the comparable prior-year period, primarily due to a $0.5 million increase in employee costs. As a result of increased revenue for the year, general and administrative expense as a percentage of net sales was 10.9% for each of the six-month periods ended September 30, 2018 and 2017.

Depreciation and amortization. Depreciation and amortization was $0.4 million for each of the six-month periods ended September 30, 2018 and 2017.

Income from operations. As a result of the foregoing, we had income from operations of $1.7 million for the six months ended September 30, 2018 as compared to income from operations of $1.2 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by GCP, our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, was an immaterial net expense for each of the six-month periods ended September 30, 2018 and 2017.

The Company’s provision for income taxes consists principally of state and local taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the six months ended September 30, 2018, the Company recorded income tax expense of $17,898. The effective tax rate for the six months ended September 30, 2018 was 80.34%. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

As of September 30, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Foreign exchange gain (loss). Foreign exchange gain for the six months ended September 30, 2018 was $0.05 million as compared to a loss of ($0.03) million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($2.2) million for the six months ended September 30, 2018 as compared to ($1.8) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the expected borrowings under our credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.6 million for the six months ended September 30, 2018 as compared to $0.4 million for the comparable prior-year period, as a result of net income allocated to the 19.9% noncontrolling interests in GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders was ($0.9) million for each of the six-month periods ended September 30, 2018 and 2017. Net loss per common share, basic and diluted, was ($0.01) per share for each the six-month periods ended September 30, 2018 and 2017.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant net losses and have not generated positive cash flows from operations. For the six months ended September 30, 2018, we had a net loss of ($0.3) million, and used cash of $4.0 million in operating activities. As of September 30, 2018, we had cash and cash equivalents of $0.4 million and had an accumulated deficit of $150.8 million.

We believe our current cash and working capital and the availability under the Credit Facility (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least November 2019. We believe we can continue to meet our operating needs through additional mechanisms including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

Financing

In October 2018, we, and our wholly-owned subsidiary, CB-USA, entered into a Fifth Amendment (the “Fifth Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, with ACF FinCo I LP (“ACF”), to amend certain terms of the existing $23.0 million revolving credit facility (the “Credit Facility”) with ACF. Among other changes, the Fifth Amendment increased the maximum amount of the Facility from $23.0 million to $25.0 million and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. We paid ACF an aggregate $50,000 commitment fee in connection with the Fifth Amendment. In connection with the Fifth Amendment, we also entered into an Amended and Restated Revolving Credit Note.

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

We and our wholly-owned subsidiary, CB-USA, are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF, which provides for availability (subject to certain terms and conditions) of a facility to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s whiskeys, in the amount of $25.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2020 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

Pursuant to the Loan Agreement, we and CB-USA may borrow up to the lesser of (x) $25.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement.

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

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 7.75% (reflecting a discount for achieving one such EBITDA target) and the Purchased Inventory Sublimit currently bears interest at 9.5%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets.

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

In June 2018, we acquired $1.0 million in aged bulk bourbon under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($51,750), Richard J. Lampen ($34,500), Mark E. Andrews, III ($17,250), Brian L. Heller ($14,663), and Alfred J. Small ($5,175), were junior participants in the Purchased Inventory Sublimit with respect to such purchase

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At September 30, 2018, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

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

We have arranged various credit facilities aggregating €0.3 million or $0.4 million (translated at the September 30, 2018 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.4 million (translated at the September 30, 2018 exchange rate) with the bank to secure these borrowings.

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

Liquidity Discussion

As of September 30, 2018, we had shareholders’ equity of $9.1 million as compared to $8.0 million at March 31, 2018. This increase in shareholders’ equity was due to the exercise of stock options and stock-based compensation expense of $1.4 million, partially offset by our ($0.4) million total comprehensive loss for the six months ended September 30, 2018.

We had working capital of $43.6 million at September 30, 2018 as compared to $38.6 million at March 31, 2018, primarily due to a $6.1 million increase in inventory, a $1.1 million decrease in due to related parties and a net loss of $0.3 million, which was partially offset by a $1.4 million increase in accounts payable and accrued expenses and a $0.3 million decrease in accounts receivable.

As of September 30, 2018, we had cash and cash equivalents of approximately $0.4 million, as compared to $0.4 million as of March 31, 2018. Changes in our cash and cash equivalents are primarily attributable to the net borrowings on our credit facilities to fund our operations and working capital needs. At September 30 and March 31, 2018, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

As of September 30, 2018, we had borrowed $22.3 million of the $23.0 million then available under the Credit Facility, including $6.4 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $0.1 million in potential availability for working capital needs under the Credit Facility and $0.6 million available for aged whiskey inventory purchases. As of November 7, 2018, we had borrowed $22.2 million of the $25.0 million then available under the amended Credit Facility, including $6.4 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.2 million in potential availability for working capital needs under the amended Credit Facility and $0.6 million available for aged whiskey inventory purchases. We believe our current cash and working capital and the availability under the Credit Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least November 2019. We believe we can continue to meet our operating needs through additional mechanisms including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Six months ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,979)	$(26)
Investing activities	(113)	(263)
Financing activities	4,098	(13)
Subtotal	6	(302)
Effect of foreign currency translation	(37)	48

Net decrease in cash and cash equivalents including restricted cash	$(31)	$(254)

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskeys or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at September 30, 2018 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. In October 2017, we entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide us with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, we have contracted to purchase approximately $3,900,000 in newly distilled bourbon, $1.6 million of which had been purchased as of September 30, 2018. We are not obligated to pay the distiller for any product not yet received. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the six months ended September 30, 2018, net cash used in operating activities was $4.0 million, consisting primarily of a $6.2 million increase in inventory, a $1.0 million decrease in due to related parties and a net loss of $0.3 million. These uses of cash were partially offset by a $1.4 million increase in accounts payable and accrued expenses, a $0.3 million decrease in accounts receivable, stock based compensation expense of $1.0 million and depreciation and amortization expense of $0.4 million

During the six months ended September 30, 2017, net cash used in operating activities was $0.03 million, consisting primarily of a $4.4 million increase in inventory, a net loss of $0.6 million and a $0.4 million increase in prepaid expenses. These uses of cash were partially offset by a $2.9 million increase in accounts payable and accrued expenses, a $0.7 million decrease in accounts receivable, stock based compensation expense of $1.0 million, a $0.3 million increase in due to related parties and depreciation and amortization expense of $0.4 million.

Investing Activities. Net cash used in investing activities was $0.1 million for the six months ended September 30, 2018, representing $0.1 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.3 million for the six months ended September 30, 2017, representing a $0.2 million investment in non-consolidated affiliate and $0.1 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the six months ended September 30, 2018 was $4.1 million, consisting primarily of $3.7 million in net proceeds from the Credit Facility and $0.4 million from the exercise of stock options.

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of September 30, 2018, we had $22.3 million outstanding under the Credit Facility, including $6.4 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of September 30, 2018, we had an immaterial amount outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $22.3 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at September 30, 2018 would have had an impact of approximately $55,500 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended September 30, 2018, Euro denominated sales accounted for approximately 5.1% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended September 30, 2018, Euro denominated expenses accounted for approximately 6.2% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $126,125 on our income from operations for the three months ended September 30, 2018.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At September 30 and March 31, 2018, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was a loss of ($8,932) for the three months ended September 30, 2018 and was income of $55,697 for the three months ended September 30, 2017. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $225,000 for the three months ended September 30, 2018 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of September 30, 2018, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As part of this evaluation, our principal executive officer and principal financial officer reviewed the material weakness in our internal control over financial reporting discussed below, including the implementation to date of the specific reconciliation and review procedures that are part of our remediation plans. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of such date.”

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

Item 5. Other Information

On November 8, 2018, we and our wholly-owned subsidiary, CB-USA, entered into a Sixth Amendment (the “Sixth Amendment”) to that certain Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, with ACF, to amend certain terms of our existing $25,000,000 Credit Facility with ACF.

Among other changes, the Sixth Amendment extended the termination date for the Credit Facility to July 31, 2020 and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. We and CB-USA paid ACF an aggregate $57,500 commitment fee in connection with the Sixth Amendment.

Item 6. Exhibits

Exhibit Number	Description

4.1	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 4, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 5, 2018)

4.2	Amended and Restated Revolving Credit Note, dated as of October 4, 2018, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on October 5, 2018)

4.3 *	Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 8, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp.

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

November 8, 2018

