Form 10-Q
period 2018-12-31
Castle Brands Inc
filed 2019-02-08
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

The Company had 169,022,496 shares of $.01 par value common stock outstanding at February 7, 2019.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$647,817	$376,987
Accounts receivable - net of allowance for doubtful accounts of $460,078 and $390,939 at December 31 and March 31, 2018, respectively	12,616,791	13,083,487
Inventories - net of allowance for obsolete and slow-moving inventory of $401,147 and $346,344 at December 31 and March 31, 2018, respectively	43,164,250	34,555,553
Prepaid expenses and other current assets	3,835,310	3,724,759

Total Current Assets	60,264,168	51,740,786

Equipment - net	741,804	839,409

Intangible assets - net of accumulated amortization of $8,818,073 and $8,485,253 at December 31 and March 31, 2018, respectively	5,636,125	5,968,945
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	928,175	813,926
Restricted cash	356,246	382,279
Other assets	167,321	91,789

Total Assets	$68,590,065	$60,333,360

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of notes payable	$69,645	$176,148
Accounts payable	11,469,990	7,674,858
Accrued expenses	2,705,377	2,497,001
Due to shareholders and affiliates	2,315,190	2,785,910

Total Current Liabilities	16,560,202	13,133,917

Long-Term Liabilities
Credit facility, net (including $718,700 and $576,546 of related-party participation at December 31 and March 31, 2018, respectively)	23,672,003	18,505,897
Notes payable - 11% Subordinated note	20,000,000	20,000,000
Notes payable - GCP Note	219,514	211,580
Deferred tax liability	485,664	485,484
Other	6,778	6,778

Total Liabilities	60,944,161	52,343,656

Commitments and Contingencies (Note 10)
Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31 and March 31, 2018	-	-
Common stock, $.01 par value, 300,000,000 shares authorized at December 31 and March 31, 2018, 168,917,996 and 166,330,733 shares issued and outstanding at December 31 and March 31, 2018, respectively	1,689,180	1,663,307
Additional paid-in capital	156,834,225	154,731,044
Accumulated deficit	(152,976,273)	(149,891,272)
Accumulated other comprehensive loss	(2,184,817)	(2,082,011)

Total controlling shareholders’ equity	3,362,315	4,421,068

Noncontrolling interests	4,283,589	3,568,636

Total Equity, including noncontrolling interests	7,645,904	7,989,704

Total Liabilities and Equity	$68,590,065	$60,333,360

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Sales, net*	$22,535,242	$24,079,623	$68,949,793	$65,826,060
Cost of sales*	14,397,207	14,401,686	42,412,711	39,026,255

Gross profit	8,138,035	9,677,937	26,537,082	26,799,805

Selling expense	5,800,828	5,438,815	16,945,148	16,394,222
General and administrative expense	3,095,470	2,458,528	8,176,982	7,020,407
Depreciation and amortization	197,134	208,388	637,306	599,623

(Loss) income from operations	(955,397)	1,572,206	777,646	2,785,553

Other (expense) income, net	(1,455)	931	(10,366)	872
Income (loss) from equity investment in non-consolidated affiliate	25,108	(20,806)	114,249	50,789
Foreign exchange gain (loss)	86,381	25,204	133,763	(7,104)
Interest expense, net	(1,210,707)	(976,017)	(3,362,154)	(2,769,440)

(Loss) income before provision for income taxes	(2,056,070)	601,518	(2,346,862)	60,670
Income tax (expense) benefit, net	(5,288)	63,085	(23,186)	19,337

Net (loss) income	(2,061,358)	664,603	(2,370,048)	80,007
Net income attributable to noncontrolling interests	(116,800)	(199,023)	(714,953)	(562,505)

Net (loss) income attributable to common shareholders	$(2,178,158)	$465,580	$(3,085,001)	$(482,498)

Net (loss) income per common share, basic, attributable to common shareholders	$(0.01)	$0.00	$(0.02)	$(0.00)

Weighted average shares used in computation, basic, attributable to common shareholders	166,766,352	163,470,150	166,264,144	163,249,687

Net income (loss) per common share, diluted, attributable to common shareholders	$(0.01)	$0.00	$(0.02)	$(0.00)

Weighted average shares used in computation, diluted, attributable to common shareholders	166,766,352	171,121,927	166,264,144	163,249,687

* Sales, net and Cost of sales include excise taxes of $1,818,697 and $1,938,739 for the three months ended December 31, 2018 and 2017, respectively, and $5,405,867 and $5,338,124 for the nine months ended December 31, 2018 and 2017, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net (loss) income	$(2,061,358)	$664,603	$(2,370,048)	$80,007
Other comprehensive (loss) income:
Foreign currency translation adjustment	(17,545)	22,221	(102,806)	182,033

Total other comprehensive (loss) income:	(17,545)	22,221	(102,806)	182,033

Comprehensive (loss) income	$(2,078,903)	$686,824	$(2,472,854)	$262,040

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2018	166,330,733	$1,663,307	$154,731,044	$(149,891,272)	$(2,082,011)	$3,568,636	$7,989,704

Net loss				(690,707)		383,341	(307,366)

Foreign currency translation adjustment					(76,329)		(76,329)
Exercise of common stock options	503,166	5,032	210,984				216,016
Restricted common stock grants	1,100,000	11,000	(11,000)				-

Common stock purchased under employee stock purchase plan	41,902	419	40,540				40,959
Stock-based compensation			490,485				490,485

BALANCE, JUNE 30, 2018	167,975,801	$1,679,758	$155,462,053	$(150,581,979)	$(2,158,340)	$3,951,977	$8,353,469

Net loss				(216,136)		214,812	(1,324)

Foreign currency translation adjustment					(8,932)		(8,932)
Exercise of common stock options	626,000	6,260	227,141				233,401
Restricted common stock forfeited	(47,809)	(478)	478				-

Stock-based compensation			497,219				497,219

BALANCE, SEPTEMBER 30, 2018	168,553,992	$1,685,540	$156,186,891	$(150,798,115)	$(2,167,272)	$4,166,789	$9,073,833

Net loss				(2,178,158)		116,800	(2,061,358)

Foreign currency translation adjustment					(17,545)		(17,545)
Exercise of common stock options	330,367	3,304	113,297				116,601
Restricted shares forfeited	(13,500)	(135)	135				-
Common stock purchased under employee stock purchase plan	47,137	471	37,547				38,018

Stock-based compensation			496,355				496,355

BALANCE, DECEMBER 31, 2018	168,917,996	$1,689,180	$156,834,225	$(152,976,273)	$(2,184,817)	$4,283,589	$7,645,904

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,370,048)	$80,007
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	637,306	599,623
Provision for doubtful accounts	43,677	44,912
Amortization of deferred financing costs	133,907	65,492
Deferred income tax benefit (expense), net	180	(81,899)
Net income from equity investment in non-consolidated affiliate	(114,249)	(50,789)
Effect of foreign currency transactions (gain) loss	(133,763)	7,104
Stock-based compensation expense	1,484,059	1,484,306
Addition to provision for obsolete inventories	475,000	100,000
Changes in operations, assets and liabilities:
Accounts receivable	410,060	(2,168,286)
Due from affiliates	—	(2,173)
Inventory	(9,042,583)	(4,983,428)
Prepaid expenses and supplies	(115,216)	(172,666)
Other assets	(177,582)	(44,259)
Accounts payable and accrued expenses	4,031,011	614,171
Accrued interest	7,934	7,934
Due to related parties	(470,720)	(331,136)

Total adjustments	(2,830,979)	(4,911,094)

NET CASH USED IN OPERATING ACTIVITIES	(5,201,027)	(4,831,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(207,346)	(224,792)
Acquisition of intangible assets	-	(24,603)
Investment in non-consolidated affiliate, at equity	-	(156,000)

NET CASH USED IN INVESTING ACTIVITIES	(207,346)	(405,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on credit facility	5,134,249	5,357,334
Net payments on foreign revolving credit facility	(48,405)	-
Repayment of 5% convertible note	(50,000)	-
Proceeds from issuance of common stock under employee stock purchase plan	78,977	-
Proceeds from exercise of common stock options	566,018	204,768

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,680,839	5,562,102

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(27,669)	49,963
NET INCREASE IN CASH AND CASH EQUIVALENTS	244,797	375,583

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - BEGINNING	759,266	942,503

CASH AND CASH EQUIVALENTS	647,817	946,367
RESTRICTED CASH	356,246	371,719
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH – ENDING	$1,004,063	$1,318,086

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash financing activities
Conversion of 5% convertible notes to common stock	$-	$928,167

Interest paid	$3,158,194	$2,601,139
Income taxes paid	$108,885	$669,500

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

A.	Description of business - The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd., the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited and Castle Brands Spirits Marketing and Sales Company Limited, and the Company’s 80.1% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Liquidity - In November 2018, the Company extended the term of the loan and security agreement (as amended and restated) to July 31, 2020 (as described in Note 7C). The Company believes that its current cash and working capital and the availability under the Credit Facility (as defined in Note 7C) will enable it to fund its obligations, meet its working capital needs, maturing debt obligations and whiskey purchase commitments until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least February 2020. The Company believes it can continue to meet its operating needs through additional mechanisms, if necessary, including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

C.	Organization and operations - The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskeys, liqueurs, vodka and related non-alcoholic beverage products, including ginger beer, in the United States, Canada, Europe and Asia.

D.	Revenues - The Company operates in one reportable segment and derives substantially all of its revenue from the sale and delivery of premium beverage alcohol and related non-beverage alcohol products. In the U.S., the Company is required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell its brands to retail outlets. In its international markets, the Company relies primarily on established spirits distributors in much the same way as in the U.S. Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor) and title and risk of loss has passed to the customer in accordance with the terms of sale and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

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

See Note 12 for disaggregation of revenue by segment and product as the Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

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

K.

Income taxes - In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company recognized the income tax effects of the 2017 Tax Act in its current financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, “Income Taxes”, (“ASC 740”) in the reporting period in which the 2017 Tax Act was signed into law. In addition, the Company completed its assessment of income tax effects of the 2017 Tax Act on its financials as of December 31, 2018.

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

The Company has adopted the provisions of ASC 740 and at each of December 31 and March 31, 2018, the Company had reserves for uncertain tax positions (including related interest and penalties) for various state and local taxes of $6,778. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

L.	Recent accounting pronouncements – In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles - Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for the Company as of April 1, 2020, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes amendments to a wide variety of codification topics in the FASB’s Accounting Standards Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718 to include share-based payments to non-employees for goods or services. This ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). This guidance is effective for the Company as of April 1, 2019, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required so that users are able to understand more about the nature of an entity’s leasing activities. Accounting for lessors remains largely unchanged from current U.S. GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning April 1, 2019 and subsequent interim periods. The Company’s current lease arrangements have terms that expire through 2021 and the Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s condensed consolidated financial statements.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options, vesting of restricted shares or conversion of convertible notes outstanding. In computing diluted net income per share for the three months ended December 31, 2018 and 2017, no adjustment has been made to the weighted average outstanding common shares for the assumed exercise of stock options, vesting of restricted shares or conversion of convertible notes as the assumed exercise, vesting or conversion of these securities is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended December 31,
	2018	2017
Stock options	13,815,575	15,523,008
Unvested restricted stock	1,984,250	1,092,000
5% Convertible notes	—	1,833,333

Total	15,799,825	18,448,341

NOTE 3 - INVENTORIES

	December 31, 2018	March 31, 2018
Raw materials	$29,000,790	$21,015,172
Finished goods - net	14,163,460	13,540,381

Total	$43,164,250	$34,555,553

As of December 31 and March 31, 2018, 8% and 9%, respectively, of raw materials and 7% and 3%, respectively, of finished goods were located outside of the United States.

In the nine months ended December 31, 2018, the Company acquired $11,575,139 of bulk bourbon whiskey in support of its anticipated near and mid-term needs.

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

For the three months ended December 31, 2018 and 2017, GCP had pretax net income on a stand-alone basis of $1,352,426 and $994,600, respectively. The Company allocated a portion of this net income, or $269,133 and $199,915, to non-controlling interest for the three months ended December 31, 2018 and 2017, respectively. For the nine months ended December 31, 2018 and 2017, GCP had pretax net income on a stand-alone basis of $4,694,362 and $2,846,141, respectively. The Company allocated a portion of this net income, or $934,178 and $572,074, to non-controlling interest for the nine months ended December 31, 2018 and 2017, respectively. The cumulative balance allocated to noncontrolling interests in GCP was $4,283,589 and $3,568,636 at December 31 and March 31, 2018, respectively, as shown on the accompanying condensed consolidated balance sheets.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse in Crestwood, Kentucky to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. In September 2017, CB-USA purchased an additional 5% of Copperhead for $156,000 from an existing shareholder. The Company has accounted for this investment under the equity method of accounting. For the three months ended December 31, 2018, the Company recognized income of $25,108 from this investment. For the three months ended December 31, 2017, the Company recognized a loss of ($20,806) from this investment. For the nine months ended December 31, 2018 and 2017, the Company recognized $114,249 and $50,789 of income from this investment, respectively. The investment balance was $928,175 and $813,926 at December 31 and March 31, 2018, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of December 31 and March 31, 2018.

Intangible assets consist of the following:

	December 31, 2018	March 31, 2018
Definite life brands	$170,000	$170,000
Trademarks	641,693	641,693
Rights	8,271,555	8,271,555
Product development	208,518	208,518
Patents	994,000	994,000
Other	55,460	55,460

	10,341,226	10,341,226
Less: accumulated amortization	8,818,073	8,485,253

Net	1,523,153	1,855,973
Other identifiable intangible assets - indefinite lived*	4,112,972	4,112,972

	$5,636,125	$5,968,945

* Other identifiable intangible assets - indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	December 31, 2018	March 31, 2018
Definite life brands	$170,000	$170,000
Trademarks	430,946	403,617
Rights	7,207,235	6,954,303
Product development	55,321	47,880
Patents	954,571	909,453

Accumulated amortization	$8,818,073	$8,485,253

NOTE 6 - RESTRICTED CASH

At December 31 and March 31, 2018, the Company had €311,299 or $356,246 (translated at the December 31, 2018 exchange rate) and €310,324 or $382,279 (translated at the March 31, 2018 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 - NOTES PAYABLE

	December 31, 2018	March 31, 2018
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$69,645	$126,148
Note payable - GCP note (B)	219,514	211,580
Credit facility (C)	23,672,003	18,505,897
5% Convertible notes (D)	—	50,000
11% Subordinated note (E)	20,000,000	20,000,000

Total	$43,961,162	$38,893,625

A.	The Company has arranged various credit facilities aggregating €311,299 or $356,246 (translated at the December 31, 2018 exchange rate) and €310,324 or $382,279 (translated at the March 31, 2018 exchange rate) at December 31 and March 31, 2018, respectively, with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. At December 31 and March 31, 2018, there was €60,858 or $69,645 (translated at the December 31, 2018 exchange rate) and €102,404 or $126,148 (translated at the March 31, 2018 exchange rate) of principal due on the foreign revolving credit facilities included in current maturities of notes payable, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2018, $10,579 of accrued interest was converted to amounts due to affiliates. At December 31, 2018, $219,514, consisting of $211,580 of principal and $7,934 of accrued interest, due on the GCP Note is included in long-term liabilities. At March 31, 2018, $211,580 of principal due on the GCP Note is included in long-term liabilities.

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

In May 2018, the Company and CB-USA entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended Agreement to amend certain terms of the Credit Facility. Among other changes, the Fourth Amendment increased the maximum amount of the Credit Facility from $21,000,000 to $23,000,000 and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory.

The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of December 31, 2018, the Credit Facility interest rate was 7.75%.

The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of December 31, 2018, the interest rate applicable to the Purchased Inventory Sublimit was 9.5%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment. For the nine months ended December 31, 2018, the Company paid interest at 7.31175% through April 30, 2018, then 7.35805% through May 31, 2018, then 7.30031% through June 30, 2018, then 7.5% through September 27, 2018, then 7.75% through December 19, 2018, then 8.0% through December 31, 2018 on the Amended Agreement. For the nine months ended December 31, 2018, the Company paid interest at 9.06175% through April 30, 2018, then 9.10805% through May 31, 2018, then 9.05031% through June 30, 2018, then 9.25% through September 27, 2018, then 9.5% through December 19, 2018, then 9.75% through December 31, 2018 on the Purchased Inventory Sublimit. For the nine months ended December 31, 2017, the Company paid interest at 8.25% through June 14, 2017, then at 8.5% through December 13, 2017, and then 8.75% through December 31, 2017 on the Purchased Inventory Sublimit. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Amended Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At December 31, 2018, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. The Credit Facility matures on July 31, 2020.

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

At December 31 and March 31, 2018, $23,739,211 and $18,604,962, respectively, due on the Credit Facility was included in long-term liabilities. At December 31 and March 31, 2018, there was $1,260,789 and $2,395,038, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $67,208 and $99,065 of debt issuance costs at December 31 and March 31, 2018, respectively, as direct deductions from the carrying amount of the related debt liability.

In October 2018, the Company and CB-USA entered into a Fifth Amendment (the “Fifth Amendment”) to the Amended Agreement to amend certain terms of the Company’s existing Credit Facility with ACF. Among other changes, the Fifth Amendment increased the maximum amount of the Credit Facility from $23,000,000 to $25,000,000 and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. The Company and CB-USA paid ACF an aggregate $50,000 commitment fee in connection with the Amendment. In connection with the Amendment, the Company and CB-USA also entered into an Amended and Restated Revolving Credit Note.

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

In January 2019, the Company and CB-USA entered into a Seventh Amendment (the “Seventh Amendment”) to the Amended Agreement to amend certain terms of the Company’s existing Credit Facility with ACF. Among other changes, the Seventh Amendment increased the maximum amount of the Credit Facility from $25,000,000 to $27,000,000 and amended the definition of borrowing base to increase the amount of borrowing that can be collateralized by inventory. The Seventh Amendment also contains a fixed charge coverage ratio covenant requiring the Company to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. The Company and CB-USA paid ACF an aggregate $20,000 commitment fee in connection with the Seventh Amendment. In connection with the Seventh Amendment, the Company and CB-USA also entered into an Amended and Restated Revolving Credit Note.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

D.

In October 2013, the Company issued an aggregate initial principal amount of $2,125,000 of unsecured 5% subordinated notes (the “Convertible Notes”). The Convertible Notes bore interest at a rate of 5% per annum, until their maturity date of December 15, 2018. The Convertible Notes, and accrued but unpaid interest thereon, were convertible in whole or in part from time to time at the option of the holders thereof into shares of the Company’s common stock at a conversion price of $0.90 per share (the “Conversion Price”).

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

The remaining Convertible Note in the aggregate principal amount of $50,000 matured and was repaid on December 15, 2018. At March 31, 2018, $50,000 of principal due on the Convertible Notes was included in current maturities of notes payable.

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

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 8 - FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value and reflects any net gains and losses currently in earnings. At December 31 and March 31, 2018, the Company had no forward contracts outstanding.

NOTE 9 - STOCK-BASED COMPENSATION

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

Stock-based compensation expense for the three months ended December 31, 2018 and 2017 amounted to $496,355 and $504,490, respectively. Stock-based compensation expense for the nine months ended December 31, 2018 and 2017 amounted to $1,484,059 and $1,484,306, respectively. At December 31, 2018, total unrecognized compensation cost amounted to $3,150,347, representing 2,146,875 unvested options and 1,984,250 unvested shares of restricted stock. This cost is expected to be recognized over a weighted-average vesting period of 1.91 years. There were 1,459,533 options exercised during the nine months ended December 31, 2018 and 269,200 options exercised during the nine months ended December 31, 2017. The Company did not recognize any related tax benefit for the three and nine months ended December 31, 2018 and 2017 from option exercises, as the effects were de minimis.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2019, the Company has contracted to purchase approximately €1,105,572 or $1,265,199 (translated at the December 31, 2018 exchange rate) in bulk Irish whiskey, of which €489,787, or $560,504 (translated at the December 31, 2018 exchange rate), has been purchased as of December 31, 2018. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2019, the Company has contracted to purchase approximately €575,791 or $658,926 (translated at the December 31, 2018 exchange rate) in bulk Irish whiskey, of which €370,790, or $424,327 (translated at the December 31, 2018 exchange rate), has been purchased as of December 31, 2018. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide the Company with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, the Company has contracted to purchase approximately $3,900,000 in newly-distilled bourbon, of which $3,963,700 was purchased as of December 31, 2018. The Company is not obligated to pay the distiller for any product not yet received.

D.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,717 (translated at the December 31, 2018 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2021 and provides for monthly payments of $3,581. The Company has also entered into non-cancelable operating leases for certain office equipment.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

E.	As described in Note 7C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014, August 2015, October 2017, May 2018, October 2018, November 2018 and January 2019.

F.	Except as set forth below, the Company believes that neither it, nor any of its subsidiaries, is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 11 - CONCENTRATIONS

A.	Credit Risk - The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers - Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies (“SGWS”) accounted for approximately 36.8% and 38.4% of the Company’s net sales for the three months ended December 31, 2018 and 2017, respectively. Sales to SGWS accounted for approximately 36.9% and 38.2% of the Company’s net sales for the nine months ended December 31, 2018 and 2017, respectively, and approximately 35.3% and 35.9% of accounts receivable at December 31 and March 31, 2018, respectively.

NOTE 12 - GEOGRAPHIC INFORMATION

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

	Three months ended December 31,
	2018		2017
Consolidated Sales, net:
International	$2,219,385	9.8%	$2,390,478	9.9%
U.S. - control states	5,164,987	25.4%	4,965,065	22.9%
U.S. - open states	15,150,870	74.6%	16,724,080	77.1%
United States	20,315,857	90.2%	21,689,145	90.1%

Total Consolidated Sales, net	$22,535,242	100.0%	$24,079,623	100.0%

Consolidated (Loss) Income from Operations:
International	$(31,388)	3.3%	$(7,228)	(0.5)%
United States	(924,009)	96.97%	1,579,434	100.5%

Total Consolidated (Loss) Income from Operations	$(955,397)	100.0%	$1,572,206	100.0%

Consolidated Net (Loss) Income Attributable to Common Shareholders:
International	$(405)	0.0%	$36,186	7.8%
United States	(2,177,753)	100.0%	429,394	92.2%

Total Consolidated Net (Loss) Income Attributable to Common Shareholders	$(2,178,158)	100.0%	$465,580	100.0%

Income tax expense, net:
United States	$(5,288)	100.0%	$63,085	100.0%

Consolidated Sales, net by category:
Whiskey	$9,943,114	44.1%	$10,811,701	44.9%
Rum	4,042,545	17.9%	$3,758,793	15.6%
Liqueurs	2,268,816	10.1%	2,723,578	11.3%
Vodka	235,276	1.0%	377,999	1.6%
Tequila	56	0.0%	26,565	0.1%
Ginger beer	6,045,435	26.9%	6,380,987	26.5%

Total Consolidated Sales, net	$22,535,242	100.0%	$24,079,623	100.0%

	Nine months ended December 31,
	2018		2017
Consolidated Sales, net:
International	$6,761,194	9.8%	$6,832,624	10.4%
U.S. - control states	14,996,293	24.1%	13,609,868	23.1%
U.S. - open states	47,192,306	75.9%	45,383,568	76.9%
United States	62,188,599	90.2%	58,993,436	89.6%

Total Consolidated Sales, net	$68,949,793	100.0%	$65,826,060	100.0%

Consolidated (Loss) Income from Operations:
International	$(85,083)	(10.9)%	$(20,489)	(0.7)%
United States	862,729	110.9%	2,806,042	100.7%

Total Consolidated Income from Operations	$777,646	100.0%	$2,785,553	100.0%

Consolidated Net (Loss) Income Attributable to Common Shareholders:
International	$(1,271)	0.0%	$78,447	(16.3)%
United States	(3,083,730)	100.0%	(560,945)	116.3%

Total Consolidated Net Loss Attributable to Common Shareholders	$(3,085,001)	100.0%	$(482,498)	100.0%

Income tax expense, net:
United States	$(23,186)	100.0%	$19,337	100.0%

Consolidated Sales, net by category:
Whiskey	$28,425,936	41.2%	$25,317,480	38.5%
Rum	12,776,043	18.5%	$12,380,558	18.8%
Liqueurs	6,792,602	9.9%	7,361,924	11.2%
Vodka	892,016	1.3%	1,021,253	1.5%
Tequila	85,218	0.1%	156,301	0.2%
Ginger beer	19,977,978	29.0%	19,588,544	29.8%

Total Consolidated Sales, net	$68,949,793	100.0%	$65,826,060	100.0%

	As of December 31, 2018		As of March 31, 2018
Consolidated Assets:
International	$3,884,332	5.7%	$2,886,735	4.8%
United States	64,705,733	94.3%	57,446,625	95.2%

Total Consolidated Assets	$68,590,065	100.0%	$60,333,360	100.0%

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

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

●	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
●	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums, whiskeys and ginger beer, sales of which have grown substantially in recent years;
●	focus on innovation. We continue to innovate in our portfolio by developing new brand extensions, expressions, blends and processes, such as our Ocean Aged at Sea bourbons and our wine-finishes for our bourbons and Irish whiskeys. We believe that continued focus on innovation will drive sales growth, build brand loyalty, and open new markets;
●	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution;
●	selectively add new brand brands to our portfolio. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. For example, we added the Arran Scotch whiskeys to our portfolio as agency brands. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock; and
●	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of December 31, 2018, each as calculated from the Interbank exchange rates as reported by Oanda.com. On December 31, 2018, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.14438 (equivalent to U.S. $1.00 = €0.87383) and £1.00 = U.S. $1.27343 (equivalent to U.S. $1.00 = £0.78528).

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Cases
United States	86,620	90,815	251,837	248,058
International	21,502	20,215	61,169	63,133

Total	108,122	111,030	313,006	311,191

Rum	37,289	35,361	118,342	119,719
Whiskey	36,779	36,477	98,914	90,146
Liqueur	29,121	31,561	77,651	80,959
Vodka	4,919	7,484	17,625	19,563
Tequila	14	147	474	804

Total	108,122	111,030	313,006	311,191

Percentage of Cases
United States	80.1%	81.8%	80.5%	79.7%
International	19.9%	18.2%	19.5%	20.3%

Total	100.0%	100.0%	100.0%	100.0%

Rum	34.5%	31.9%	37.8%	38.4%
Whiskey	34.1%	32.9%	31.6%	29.0%
Liqueur	26.9%	28.4%	24.8%	26.0%
Vodka	4.5%	6.7%	5.6%	6.3%
Tequila	0.0%	0.1%	0.2%	0.3%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of Goslings Stormy Ginger Beer, for the periods presented:

	Three months ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Cases
United States	405,325	412,146	1,325,136	1,289,575
International	11,204	22,955	60,304	52,404

Total	416,529	435,101	1,385,440	1,341,979

Percentage of Cases
United States	97.3%	94.7%	95.6%	96.1%
International	2.7%	5.3%	4.4%	3.9%

Total	100.0%	100.0%	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.9%	59.8%	61.5%	59.3%

Gross profit	36.1%	40.2%	38.5%	40.7%

Selling expense	25.7%	22.6%	24.6%	24.9%
General and administrative expense	13.7%	10.2%	11.9%	10.7%
Depreciation and amortization	0.9%	0.9%	0.9%	0.9%

Income from operations	(4.2)%	6.5%	1.1%	4.2%

Other (expense) income, net	(0.0)%	0.0%	(0.0)%	0.0%
Foreign exchange gain (loss)	0.1%	0.1%	0.2%	(0.0)%
Income (loss) from equity investment in non-consolidated affiliate	0.1%	(0.1)%	0.2%	0.1%
Interest expense, net	(5.4)%	(4.1)%	(4.9)%	(4.2)%

(Loss) income before provision for income taxes	(9.1)%	2.4%	(3.4)%	0.1%
Income tax benefit (expense), net	0.0%	0.3%	(0.0)%	0.0%

Net (loss) income	(9.1)%	2.7%	(3.4)%	0.1%
Net income attributable to noncontrolling interests	(0.5)%	(0.8)%	(1.0)%	(0.9)%
Net (loss) income attributable to common shareholders	(9.6)%	1.9%	(4.4)%	(0.8)%

The following is a reconciliation of net loss (income) attributable to common shareholders to EBITDA, as adjusted:

	Three months ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Net (loss) income attributable to common shareholders	$(2,178,158)	$465,580	$(3,085,001)	$(482,498)
Adjustments:
Interest expense, net	1,210,707	976,017	3,362,154	2,769,440
Income tax expense (benefit), net	5,288	(63,085)	23,186	(19,337)
Depreciation and amortization	240,245	208,388	637,306	599,623
EBITDA (loss) income	(765,029)	1,586,900	937,645	2,867,228
Allowance for doubtful accounts	14,559	14,100	43,677	44,912
Allowance for obsolete inventory	315,000	50,000	475,000	100,000
Stock-based compensation expense	496,355	504,490	1,484,059	1,484,386
Transaction fees	985,543	—	985,543	—
Other expense (income), net	1,455	(931)	10,366	(872)
(Income) loss from equity investments in non-consolidated affiliate	(25,108)	20,806	(114,249)	(50,789)
Foreign exchange (gain) loss	(86,381)	(25,204)	(133,763)	7,104
Net income attributable to noncontrolling interests	116,800	199,023	714,953	562,505
EBITDA, as adjusted	$1,053,194	$2,349,184	$4,403,232	$5,014,474

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, transaction fees, other expense (income), net, income from equity investment in non-consolidated affiliate, foreign exchange loss (gain) and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or do not involve a cash outlay, such as stock-based compensation expense and in the three and nine months ended December 31, 2018, a non-recurring $1.0 million charge to professional fees. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Our EBITDA, as adjusted, decreased to $1.1 million for the three months ended December 31, 2018, as compared to $2.3 million for the comparable prior-year period and decreased to $4.4 million for the nine months ended December 31, 2018, as compared to $5.0 million for the comparable prior-year period, both primarily the result of our lower revenues and increased costs.

Three months ended December 31, 2018 compared with three months ended December 31, 2017

Net sales. Net sales decreased 6.4% to $22.5 million for the three months ended December 31, 2018, as compared to $24.1 million for the comparable prior-year period, primarily due to the release of high revenue specialty releases of our Jefferson’s bourbon in the prior fiscal year quarter ended December 31, 2017 and sales decreases in Clontarf, vodka and certain of our liqueurs for the three months ended December 31, 2018. This was partially offset by the increased U.S. sales growth of certain of our Jefferson’s bourbons and Goslings rums for the three months ended December 31, 2018. We expect to continue to focus on our faster growing brands and markets, both in the U.S. and internationally, including the release of additional high revenue specialty releases of our Jefferson’s bourbons in future periods.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017:

	Increase/(decrease)		Percentage
	in case sales		Increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	1,928	(97)	5.5%	(0.4)%
Whiskey	302	1,116	0.8%	4.1%
Liqueur	(2,440)	(2,804)	(7.7)%	(8.9)%
Vodka	(2,565)	(2,277)	(34.3)%	(34.0)%
Tequila	(133)	(133)	(90.5)%	(90.5)%
Total	(2,908)	(4,195)	(2.6)%	(4.6)%

Our international spirits case sales as a percentage of total spirits case sales increased to 19.9% for the three months ended December 31, 2018 as compared to 18.2% for the comparable prior-year period, primarily due to decreased sales in the U.S.

The following table presents the decrease in case sales of ginger beer products for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017:

	Decrease		Percentage
	in case sales		Decrease
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	(18,572)	(6,821)	(4.1)%	(1.6)%

Gross profit. Gross profit decreased 15.9% to $8.1 million for the three months ended December 31, 2018 from $9.7 million for the comparable prior-year period, while gross margin decreased to 36.1% for the three months ended December 31, 2018 as compared to 40.2% for the comparable prior-year period. The decrease in gross profit was primarily due to decreased aggregate revenue in the current period and to the release of high margin specialty releases of our Jefferson’s bourbon in the comparable prior fiscal year quarter. We expect gross margin will improve over the long-term as our lower-cost new-fill bourbon ages and becomes available for use across all of our Jefferson’s expressions. We also expect gross profit to be positively impacted by an expected rebate of up to $1.1 million on excise taxes to be recognized under the Craft Beverage Modernization and Tax Reform Act of 2017 in each of the current and next fiscal years. The timing and amount of such rebate remains subject the review and approval of the U.S. Customs and Border Protection Agency. During the three months ended December 31, 2018, we recorded additions to allowance for obsolete and slow-moving inventory of $0.3 million. We recorded this write-off and allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charge has been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 6.7% to $5.8 million for the three months ended December 31, 2018 from $5.4 million for the comparable prior-year period, primarily due to a $0.3 million increase in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs. Selling expense as a percentage of net sales increased to 25.7% for the three months ended December 31, 2018 as compared to 22.6% for the comparable prior-year period due to decreased revenues and increased expenses in the current period.

General and administrative expense. General and administrative expense increased 25.9% to $3.1 million for the three months ended December 31, 2018 from $2.5 million for the comparable prior-year period, primarily due to a one-time $1.0 million increase in professional fees. General and administrative expense as a percentage of net sales increased to 13.7% for the three months ended December 31, 2018 as compared to 10.2% for the comparable prior-year period due to decreased revenues and increased expenses in the current period.

Depreciation and amortization. Depreciation and amortization was $0.2 million for each of the three-month periods ended December 31, 2018 and 2017.

(Loss) income from operations. As a result of the foregoing, we had a loss from operations of ($1.0) million for the three months ended December 31, 2018 as compared to income from operations of $1.6 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by Gosling-Castle Partners, Inc. (“GCP”), our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, was an immaterial net expense for the three months ended December 31, 2018 as compared to a net benefit of $0.1 million for the comparable prior-year period.

The Company’s provision for income taxes consists principally of state and local taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended December 31, 2018, the Company recorded an income tax expense of $5,288. The effective tax rate for the three months ended December 31, 2018 was 0.26%. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

As of December 31, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Foreign exchange. Foreign exchange gain for the three months ended December 31, 2018 was $0.1 million as compared to a gain of $0.03 million for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.2) million for the three months ended December 31, 2018 as compared to ($1.0) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the expected borrowings under our credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.1 million for the three months ended December 31, 2018 as compared to $0.2 million for the comparable prior-year period, as a result of net income allocated to the 19.9% noncontrolling interests in GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders was ($2.2) million for the three months ended December 31, 2018 as compared to net income of $0.5 million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the three-month period ended December 31, 2018 as compared to income of $0.0 per share for the comparable prior year period.

Nine months ended December 31, 2018 compared with nine months ended December 31, 2017

Net sales. Net sales increased 4.7% to $68.9 million for the nine months ended December 31, 2018, as compared to $65.8 million for the comparable prior-year period, primarily due to U.S. sales growth of Jefferson’s bourbons, Knappogue Castle Irish whiskey and Goslings Stormy Ginger Beer, partially offset by impact of the release of high revenue specialty releases of our Jefferson’s bourbon in the prior fiscal year quarter ended December 31, 2017 and decreases in Clontarf and Arran whiskey sales and certain of our liqueurs in the nine-month period ended December 31, 2018. We expect to continue to focus on our faster growing brands and markets, both in the U.S. and internationally, including the release of high revenue specialty releases of our Jefferson’s bourbons in future periods.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017:

	Increase/(decrease)		Percentage
	in case sales		Increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(1,377)	597	(1.2)%	0.7%
Whiskey	8,768	9,592	9.7%	14.3%
Liqueur	(3,308)	(3,719)	(4.1)%	(4.6)%
Vodka	(1,938)	(2,361)	(9.9)%	(13.1)%
Tequila	(330)	(330)	(41.1)%	(41.1)%
Total	1,815	3,778	0.6%	1.5%

Our international spirits case sales as a percentage of total spirits case sales decreased to 19.5% for the nine months ended December 31, 2018 as compared to 20.3% for the comparable prior-year period, primarily due to decreased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase in case sales of ginger beer products for the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	43,461	35,561	3.2%	2.8%

Gross profit. Gross profit decreased 1.0% to $26.5 million for the nine months ended December 31, 2018 from $26.8 million for the comparable prior-year period, while gross margin decreased to 38.5% for the nine months ended December 31, 2018 as compared to 40.7% for the comparable prior-year period. The decrease in gross profit was primarily due to increased aggregate costs in the current period and to the impact of the release of high margin specialty releases of our Jefferson’s bourbon in the prior fiscal year. We expect gross margin will improve over the long-term as our lower-cost new-fill bourbon ages and becomes available for use across all of our Jefferson’s expressions. We also expect gross profit to be positively impacted by an expected rebate of up to $1.1 million on excise taxes to be recognized under the Craft Beverage Modernization and Tax Reform Act of 2017 in each of the current and next fiscal years. The timing and amount of such rebate remains subject the review and approval of the U.S. Customs and Border Protection Agency. During the nine months ended December 31, 2018, we recorded additions to allowance for obsolete and slow-moving inventory of $0.5 million. We recorded this write-off and allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charge has been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 3.4% to $16.9 million for the nine months ended December 31, 2018 from $16.4 million for the comparable prior-year period, primarily due to an $0.8 million increase in employee costs and a $0.4 million increase in shipping costs, partially offset by a $0.7 million decrease in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, in the prior fiscal year. Selling expense as a percentage of net sales decreased to 24.6% for the nine months ended December 31, 2018 as compared to 24.9% for the comparable prior-year period due to increased revenues in the current period.

General and administrative expense. General and administrative expense increased 16.5% to $8.2 million for the nine months ended December 31, 2018 from $7.0 million for the comparable prior-year period, primarily due to a one-time $1.0 million increase in professional fees in the quarter ended December 31, 2018 and a $0.5 million increase in employee costs. General and administrative expense as a percentage of net sales increased to 11.9% for the nine months ended December 31, 2018 as compared to 10.7% for the comparable prior-year period.

Depreciation and amortization. Depreciation and amortization was $0.6 million for each of the nine-month periods ended December 31, 2018 and 2017.

Income from operations. As a result of the foregoing, we had income from operations of $0.8 million for the nine months ended December 31, 2018 as compared to income from operations of $2.8 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax expense, net. Income tax expense, net is the estimated tax expense primarily attributable to the net taxable income recorded by GCP, our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods, was an immaterial net expense for each of the nine-month periods ended December 31, 2018 and 2017.

The Company’s provision for income taxes consists principally of state and local taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the nine months ended December 31, 2018, the Company recorded income tax expense of $0.02 million. The effective tax rate for the nine months ended December 31, 2018 was 0.99%. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

As of December 31, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Foreign exchange. Foreign exchange gain for the nine months ended December 31, 2018 was $0.1 million as compared to an immaterial net expense for the comparable prior-year period due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($3.4) million for the nine months ended December 31, 2018 as compared to ($2.8) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the expected borrowings under our credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.7 million for the nine months ended December 31, 2018 as compared to $0.6 million for the comparable prior-year period, as a result of net income allocated to the 19.9% noncontrolling interests in GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders was ($3.1) million for the nine months ended December 31, 2018 as compared to a net loss of ($0.5) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.02) per share for the three-month period ended December 31, 2018 as compared to ($0.0) per share for the comparable prior year period.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant net losses and have not generated positive cash flows from operations. For the nine months ended December 31, 2018, we had a net loss of ($2.4) million, and used cash of $5.2 million in operating activities. As of December 31, 2018, we had cash and cash equivalents of $0.6 million and had an accumulated deficit of $153.0 million.

We believe our current cash and working capital and the availability under the Credit Facility (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least February 2020. We believe we can continue to meet our operating needs through additional mechanisms, if necessary, including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

Financing

We and our wholly-owned subsidiary, CB-USA, are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s whiskeys, We and CB-USA entered into four amendments to the Loan Agreement during our 2019 fiscal year which increased the maximum amount of the Credit Facility from $21.0 million to $27.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2020 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

Pursuant to the Loan Agreement, we and CB-USA may borrow up to the lesser of (x) $27.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement and the Purchased Inventory Sublimit. We and CB-USA may prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement.

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

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 7.75% (reflecting a discount for achieving one such EBITDA target) and the Purchased Inventory Sublimit currently bears interest at 9.5%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets. The Loan Amendment also contains a fixed charge coverage ratio covenant requiring us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0.

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

In June 2018, we acquired $1.0 million in aged bulk bourbon under the Purchased Inventory Sublimit. Certain related parties, including Frost Gamma Investments Trust ($51,750), Richard J. Lampen ($34,500), Mark E. Andrews, III ($17,250), Brian L. Heller ($14,663), and Alfred J. Small ($5,175), were junior participants in the Purchased Inventory Sublimit with respect to such purchase

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At December 31, 2018, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

In March 2017, we issued an 11% Subordinated Note due 2019, dated March 29, 2017, in the principal amount of $20.0 million with Frost Nevada Investments Trust (the “Subordinated Note”), an entity affiliated with Phillip Frost, M.D., a director and a principal shareholder of ours. In April 2018, we entered into a first amendment to the Subordinated Note to extend the maturity date on the Subordinated Note from March 15, 2019 until September 15, 2020. No other provisions of the Subordinated Note were amended. The purpose of the Subordinated Note was to finance the GCP Share Acquisition. The Subordinated Note, as amended, bears interest quarterly at the rate of 11% per annum. The principal and interest accrued thereon is due and payable in full on September 15, 2020. All claims of the holder of the Subordinated Note to principal, interest and any other amounts owed under the Subordinated Note are subordinated in right of payment to all our indebtedness existing as of the date of the Subordinated Note. The Subordinated Note contains customary events of default and may be prepaid by us, in whole or in part, without penalty, at any time.

In December 2009, GCP issued a promissory note in the aggregate principal amount of $0.2 million to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. This note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity.

We have arranged various credit facilities aggregating €0.3 million or $0.4 million (translated at the December 31, 2018 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.4 million (translated at the December 31, 2018 exchange rate) with the bank to secure these borrowings.

In October 2013, we issued an aggregate principal amount of $2.1 million of unsecured 5% convertible subordinated notes (the “Convertible Notes”). We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson’s bourbon brand. The Convertible Notes matured on December 15, 2018. The Convertible Notes, and accrued but unpaid interest thereon, were convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock, par value $0.01 per share, at a conversion price of $0.90 per share. The Convertible Note purchasers included certain related parties of ours, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000) and Vector Group Ltd., a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Phillip Frost, M.D. is a principal shareholder ($200,000), all of whom converted the outstanding principal and interest balances of their Convertible Notes into shares of our common stock in the year ended March 31, 2018.

In the year ended March 31, 2018, certain holders of the Convertible Notes, including the related party holders described above, converted an aggregate $1,632,000 of the outstanding principal and interest balances of their Convertible Notes into 1,813,334 shares of our common stock, pursuant to the terms of the Convertible Notes.

The remaining Convertible Note of $50,000 matured and was repaid on December 15, 2018 in the normal course.

Liquidity Discussion

As of December 31, 2018, we had shareholders’ equity of $7.7 million as compared to $8.0 million at March 31, 2018. This decrease in shareholders’ equity was due to our ($2.5) million total comprehensive loss for the nine months ended December 31, 2018, partially offset by the exercise of stock options and stock-based compensation expense of $2.1 million.

We had working capital of $43.7 million at December 31, 2018 as compared to $38.6 million at March 31, 2018, primarily due to a $9.0 million increase in inventory, a $0.5 million decrease in due to related parties and a net loss of $2.4 million, which was partially offset by a $4.0 million increase in accounts payable and accrued expenses and a $0.4 million decrease in accounts receivable.

As of December 31, 2018, we had cash and cash equivalents of approximately $0.6 million, as compared to $0.4 million as of March 31, 2018. Changes in our cash and cash equivalents are primarily attributable to the net borrowings on our credit facilities to fund our operations and working capital needs. At December 31 and March 31, 2018, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We continue to implement sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. We seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. As our brands continue to grow, our working capital requirements will increase. In particular, the growth of our Jefferson’s brands requires a significant amount of working capital relative to our other brands, as we are required to purchase and hold ever increasing amounts of aged whiskey to meet growing demand. We must purchase and hold several years’ worth of aged whiskey in inventory until such time as it is aged to our specific brand taste profiles, increasing our working capital requirements and negatively impacting cash flows.

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

As of December 31, 2018, we had borrowed $23.8 million of the $25.0 million then available under the Credit Facility, including $6.1 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $0.3 million in potential availability for working capital needs under the Credit Facility and $0.9 million available for aged whiskey inventory purchases. As of February 7, 2019, we had borrowed $24.5 million of the $27.0 million then available under the amended Credit Facility, including $7.0 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.5 million in potential availability for working capital needs under the amended Credit Facility and $0.0 million available for aged whiskey inventory purchases. We believe our current cash and working capital and the availability under the Credit Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least February 2020. We believe we can continue to meet our operating needs through additional mechanisms, if necessary, including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine months ended December 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,201)	$(4,831)
Investing activities	(207)	(405)
Financing activities	5,681	5,562
Subtotal	273	326
Effect of foreign currency translation	(28)	50

Net increase in cash and cash equivalents including restricted cash	$245	$376

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

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskeys or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at December 31, 2018 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. In October 2017, we entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide us with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, we contracted to purchase approximately $3,900,000 in newly distilled bourbon, all of which had been purchased as of December 31, 2018. We are not obligated to pay the distiller for any product not yet received. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the nine months ended December 31, 2018, net cash used in operating activities was $5.2 million, consisting primarily of a $9.0 million increase in inventory, a $0.5 million decrease in due to related parties and a net loss of $2.4 million. These uses of cash were partially offset by a $4.0 million increase in accounts payable and accrued expenses, a $0.4 million decrease in accounts receivable, stock-based compensation expense of $1.5 million and depreciation and amortization expense of $0.7 million.

During the nine months ended December 31, 2017, net cash used in operating activities was $4.8 million, consisting primarily of a $5.0 million increase in inventory, a $2.2 million increase in accounts receivable, a $0.3 million decrease in due to related parties and a $0.2 million increase in prepaid expenses. These uses of cash were partially offset by a $0.6 million increase in accounts payable and accrued expenses, stock-based compensation expense of $1.5 million, and depreciation and amortization expense of $0.6 million.

Investing Activities. Net cash used in investing activities was $0.2 million for the nine months ended December 31, 2018, representing $0.2 million used in the acquisition of fixed and intangible assets.

Net cash used in investing activities was $0.4 million for the nine months ended December 31, 2017, representing a $0.2 million investment in non-consolidated affiliate and $0.2 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the nine months ended December 31, 2018 was $5.7 million, consisting primarily of $5.1 million in net proceeds from the Credit Facility and $0.6 million from the exercise of stock options and $0.1 million from the issuance of common stock under the employee stock purchase plan.

Net cash provided by financing activities for the nine months ended December 31, 2017 was $5.6 million, consisting primarily of $5.4 million in net borrowings on the Credit Facility and $0.2 million from the exercise of stock options

Recent accounting standards issued and adopted

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of December 31, 2018, we had $23.7 million outstanding under the Credit Facility, including $6.1 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of December 31, 2018, we had an immaterial amount outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $23.7 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at December 31, 2018 would have had an impact of approximately $58,750 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the three months ended December 31, 2018, Euro denominated sales accounted for approximately 5.9% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended December 31, 2018, Euro denominated expenses accounted for approximately 6.9% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $160,570 on our income from operations for the three months ended December 31, 2018.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At December 31 and March 31, 2018, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was a loss of ($17,545) for the three months ended December 31, 2018 and was income of $22,221 for the three months ended December 31, 2017. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $220,000 for the three months ended December 31, 2018 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of December 31, 2018, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As part of this evaluation, our principal executive officer and principal financial officer reviewed the material weakness in our internal control over financial reporting discussed below, including the implementation to date of the specific reconciliation and review procedures that are part of our remediation plans. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of the period covered by this report.

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

Management has had the foregoing reconciliation and review procedures in place and operating since and in the first quarter of the Company’s fiscal year ending March 31, 2019 and believes the material weakness has been remediated. Management intends to test and conclude the effectiveness of the enhanced control by March 31, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 F. to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 5. Other Information

On February 8, 2019, the Company entered into an employment agreement (the “Employment Agreement”) with Richard J. Lampen, the Company’s President and Chief Executive Officer and a director (the “Executive”).

The term of the Employment Agreement ends on March 30, 2020, at which time the Employment Agreement will automatically renew for successive one-year terms, unless either party gives written notice of such party’s intention not to renew no later than sixty (60) days prior to the end of each such term or the Executive’s employment is otherwise terminated pursuant to the Employment Agreement.

Pursuant to the Employment Agreement, Mr. Lampen is entitled to a base salary at a rate, and only to the extent, authorized by the Company’s compensation committee. In addition, Mr. Lampen is eligible to receive an annual performance bonus and/or retention payment (“Incentive Bonus”), in such amount as may be determined by the Company’s compensation committee. During the term of the Employment Agreement, the Executive shall also be nominated for re-election as a member of the Board of Directors of the Company. Unless otherwise agreed, the Executive will not participate in profit-sharing, hospitalization, insurance, medical, disability, or other fringe benefit or executive perquisite plans that may otherwise be available to other senior executives of the Company.

If the Employment Agreement (i) is terminated by the Company without “Cause” (as defined in the Employment Agreement), (ii) is not renewed by the Company following the initial or any renewal term or (iii) is terminated by an Executive for “Good Reason” (as defined in the Employment Agreement), the Executive will be entitled to a 12 month severance period (the “Severance Period”), during which the Executive will continue to be paid his base salary, if any, and Incentive Bonus (which annual Incentive Bonus shall be the Incentive Bonus paid to the Executive for the performance period immediately prior to the fiscal year in which the date of termination occurs, but not less than the amount of the Incentive Bonus paid to the Executive with respect to the fiscal year ended March 31, 2018, and paid on the last day of the fiscal year during such twelve (12) month period), in addition to having all stock awards that would have vested following termination immediately vest upon termination.

If terminated by the Company for “Cause” or by the Executive without “Good Reason,” the Executive will be entitled only to any salary owed to the Executive through the date of termination.

If the Employment Agreement is terminated as a result of the death or disability of the Executive, the Executive will be entitled to any base salary owed to the Executive through the date of termination, the Incentive Bonus for the year in which the termination occurred, and base salary, if any, for the duration of the Severance Period. Further, all stock options and restricted stock awards held by the Executive shall fully vest.

If the Employment Agreement is terminated within two years after any “Change of Control” (as defined in the Employment Agreement), either by the Executive for “Good Reason” or by the Company or its successor without “Cause,” the Executive shall be paid a lump sum payment equal to one time the Executive’s base salary, if any, and Incentive Bonus otherwise payable to the Executive in the event of such termination.

The Employment Agreement contains provisions for the protection of the Company’s intellectual property and confidentiality and non-competition restrictions for the Executive (generally imposing restrictions during employment and during a 12-month period following the termination of the Employment Agreement on (i) soliciting employees to terminate their employment, (ii) soliciting business from the Company’s customers or (iii) ownership of, or employment or consultation with, competing companies).

The description of the foregoing Employment Agreement is qualified in its entirety by reference to the complete text of such document, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and which is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

4.1	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 4, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 5, 2018)

4.2	Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 8, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018)

4.3	Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of January 23, 2019, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on January 28, 2019)

4.4	Amended and Restated Revolving Credit Note, dated as of January 23, 2019, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on January 28, 2019)

10.1 *	Employment Agreement, dated as of February 8, 2019, by and between Castle Brands Inc. and Richard J. Lampen.

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

February 8, 2019

