Form 10-K
period 2019-03-31
Castle Brands Inc
filed 2019-06-14
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-32849

Castle Brands Inc.

(Exact name of registrant as specified in its charter)

Florida	41-2103550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 5000
New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 356-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	ROX	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2018 closing price was approximately $72,482,856 based on the closing price per share as reported on the NYSE American on such date. The registrant had 169,157,673 shares of common stock outstanding at June 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

CASTLE BRANDS INC.

FORM 10-K

PART I

Item 1. Business

Overview

We develop and market premium and super premium brands in the following beverage alcohol categories: rum, whiskey, liqueurs and vodka. We also develop and market related non-alcoholic beverage products, including Goslings Stormy Ginger Beer. We distribute our products in all 50 U.S. states and the District of Columbia and in thirteen primary international markets, including Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Finland, Norway, Sweden, Holland, and the Duty Free markets. We market the following brands, among others:

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

Goslings rums and ginger beer. We are the exclusive global distributor (other than in Bermuda) for Goslings rums, including Goslings Black Seal Dark Rum, Goslings Gold Seal Rum and Goslings Old Rum. The Gosling family produces these rums in Bermuda, where Goslings rums have been under continuous production and ownership by the Gosling family for over 200 years. We hold an 80.1% controlling interest in Gosling-Castle Partners Inc., or GCP, a global export venture between us and the Gosling family. GCP has the exclusive long-term export and distribution rights for the Goslings rum products for all countries other than Bermuda. The Goslings rum brands accounted for approximately 20% and 21% of our revenues for our 2019 and 2018 fiscal years, respectively. We also are the exclusive global distributor (other than in Bermuda and various regional markets) of Goslings Stormy Ginger Beer, an essential non-alcoholic ingredient in Goslings trademarked Dark ‘n Stormy ® rum cocktail and the Goslings Dark ‘n Stormy ® cocktail in a ready-to-drink can.

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

Brady’s Irish Cream liqueurs. Brady’s Irish Cream, a high-quality Irish cream, is made in small batches using Irish whiskey, dairy fresh cream and natural flavors.

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

Arran Scotch whiskeys. In 2017, we became the exclusive U.S. distributor for the Arran Scotch whiskeys. Arran Scotch whiskeys are produced by Isle of Arran Distillers, an independent distiller of premium quality Single Malt Scotch whiskeys. Located in the village of Lochranza on the Isle of Arran, the distillery opened in 1995 and is the only whisky producer on the island. The Arran portfolio includes the classic 10 Years Old, the new 18 Years Old, as well as the official Robert Burns whiskeys, endorsed by the World Burns Federation, and the limited edition Machrie Moor Scotch Whiskeys.

Our strategy

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

●	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
●	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums, whiskeys and ginger beer, sales of which have grown substantially in recent years;
●	focus on innovation. We continue to innovate in our portfolio by developing new brand extensions, expressions, blends and processes, such as our Ocean Aged at Sea bourbons and our wine-finishes for our bourbons and Irish whiskeys. We believe that continued focus on innovation will drive sales growth, build brand loyalty, and open new markets;
●	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution;
●	selectively add new brands to our portfolio. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. For example, we added the Arran Scotch whiskeys to our portfolio as agency brands. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock; and
●	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands.

Production and supply

There are several steps in the production and supply process for beverage alcohol products, whether we produce certain products through third-party suppliers or purchase certain products directly from brand owners. First, all of our spirits products are distilled. This is a multi-stage process that converts basic ingredients, such as grain or sugar cane, into alcohol. Next, the alcohol is processed and/or aged in various ways depending on the requirements of the specific brand. For our vodka, this processing is designed to remove all other chemicals, so that the resulting liquid will be odorless and colorless and have a smooth quality with minimal harshness. Achieving a high level of purity involves a series of distillations and filtration processes.

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

We have entered into another supply agreement with a bourbon distiller, which provides for the production of newly distilled bourbon whiskey through December 31, 2019, subject to automatic annual renewals. Under this agreement, the distiller provides us with an agreed upon amount of original proof gallons of newly distilled bourbon whiskey, subject to certain annual adjustments. We are not obligated to pay the distiller for any product not yet received.

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

Terra provides intake, storage, sampling, testing, filtering, filling, capping and labeling of bottles, case packing, warehousing and loading and inventory control for our Knappogue Castle and Clontarf Irish whiskeys at prices that are adjusted annually by mutual agreement based on changes in raw materials and consumer price indexes increases up to 3.5% per annum. This agreement also provides for maintenance of product specifications and minimum processing procedures, including compliance with applicable food and alcohol regulations and maintenance, storage and stock control of all raw products and finished products delivered to Terra. Terra holds all alcohol on its premises under its customs and excise bond. Our bottling and services agreement with Terra will expire on June 30, 2019. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Boru vodka

We have a supply agreement with a leading European producer of grain neutral spirits to provide us with the distilled alcohol used in our Boru vodka. The supply agreement provides for the producer to produce natural spirit for us with specified levels of alcohol content pursuant to specifications set forth in the agreement and at specified prices through its expiration in December 2019, in quantities designated by us. We believe that the producer has sufficient distilling capacity to meet our needs for Boru vodka for the foreseeable future. If we do not renew the production agreement, we believe that we will be able to obtain grain neutral spirits from another supplier.

The five-times distilled alcohol is delivered from the producer to the bottling premises at Terra, where it is filtered in several proprietary ways, and pure water is added to achieve the desired proof. Depending on the size of the bottle, Boru vodka is then either bottled at Terra or shipped in bulk to the U.S. and bottled at Luxco, where we bottle certain sizes for the U.S. market. We believe that both Terra and Luxco have sufficient bottling capacity to meet our current needs, and both have the capacity to meet our anticipated future supply needs. As described above, our bottling and services agreement with Terra will expire on June 30, 2019. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

Brady’s Irish Cream

Brady’s Irish Cream is produced for us by Terra. Fresh cream is combined with Irish whiskey, grain neutral spirits and various flavorings to our specifications, and then bottled by Terra in bottles designed for us. We believe that Terra has the capacity to meet our foreseeable supply needs for this brand. As described above, our bottling and services agreement with Terra will expire on June 30, 2019. We expect to continue to operate under the terms of the expiring contract as we negotiate a new agreement with Terra. We believe we could obtain alternative sources of bottling and services if we are unable to renew the existing Terra contract.

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

For fiscal 2019, our U.S. sales represented approximately 91% of our revenues, and we expect them to remain relatively consistent as a percentage of our total sales in the near future. See note 16 to our accompanying consolidated financial statements.

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

As in the U.S., the beverage alcohol industry has undergone consolidation internationally, with considerable realignment of brands and brand ownership. The number of major spirits companies internationally has been reduced significantly due to mergers and brand ownership consolidation. While there are still a substantial number of companies owning one or more brands, most business is now done by the thirteen major companies, each of which owns and operates its own distribution company that distributes in the major international markets. These captive distribution companies focus primarily on the brands of the companies that own them.

Even though we do not utilize the direct route to market in our international operations, we do not believe that we are at a significant disadvantage, because the local importers/distributors typically have established relationships with the retail accounts and are able to provide extensive customer service, in store merchandising and on-premise promotions. Also, even though we must compensate our wholesalers and distributors in each market in which we sell our brands, we are, as a result of using these distributors, still able to benefit from substantially lower infrastructure costs and centralized billing and collection.

Our primary international markets are Ireland, Great Britain, Northern Ireland, Germany, Canada, France, Finland, Norway, Sweden, Holland and the Duty-Free markets. We also have sales in other countries in continental Europe, Latin America, the Caribbean and Asia. For fiscal 2019, non-U.S. sales represented approximately 9% of our revenues. See note 16 to our accompanying consolidated financial statements.

Significant customers

Sales to one distributor, Southern Glazer’s Wine and Spirits and related entities, accounted for approximately 36% and 37% of our consolidated revenues for fiscal 2019 and 2018, respectively.

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

Employees

As of March 31, 2019, we had 59 employees, 36 of which were in sales and marketing and 23 of which were in management, finance and administration. As of March 31, 2019, 53 of our employees were located in the U.S. and six were located in Ireland.

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

Also, you may read and copy any materials we file with the Securities and Exchange Commission, or SEC. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Risks Relating To Our Business

We have incurred, and may again incur, losses.

We have incurred losses since our inception, with the exception of net income attributable to common shareholders of $5.7 million for fiscal 2019, and had an accumulated loss of $144.2 million as of March 31, 2019. We may continue to incur consolidated net losses as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. Our cash needs may exceed our income from sales for the near future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would increase our losses. We cannot assure you that we will maintain profitability or have positive cash flows on either a quarterly or annual basis. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company.

We have a significant amount of debt outstanding, which may have a material adverse effect on our business.

As of March 31, 2019, our total debt was approximately $47.1 million. In the future, we may continue to incur additional indebtedness for working capital purposes or to fund potential acquisitions of new brands. Our current and future indebtedness and covenants contained in agreements governing such indebtedness may:

●	require us to dedicate a substantial portion of cash flows from operations to the payment of debt service, resulting in less cash available for operations and other purposes;

●	limit our ability to obtain additional capital on acceptable terms, or at all;

●	increase our vulnerability to downturns in our business or in general economic conditions; and

●	impact our ability to conduct our business.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants contained in the agreements governing our existing and any future indebtedness, could result in an event of default under the terms of those agreements. If any such event of default is not cured or waived, our repayment obligations may be accelerated, and it could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we may not have sufficient funds to satisfy our repayment obligations.

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

We are required by law to use state licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with wholesale distributors in each state; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. For the fiscal year ended March 31, 2019, sales to one distributor accounted for 36.4% of revenues. For the fiscal year ended March 31, 2018, sales to this same distributor accounted for 37.2% of revenues. As a result, if we fail to maintain good relations with a distributor, particularly this distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. We have no formal distribution agreements or minimum sales requirements with any of our distributors and they are under no obligation to place our products or market our brands. Moreover, all of them also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

If our brands and brand extensions do not achieve more widespread consumer acceptance, our growth may be limited.

Most of our brands are early in their growth cycle and have not achieved extensive brand recognition. Also, brands we may acquire in the future are unlikely to have established extensive brand recognition. We continue to develop brand extensions within our current portfolio of brands. If these new extensions do not gain consumer acceptance, our growth may be limited. Accordingly, if consumers do not accept our brands and brand extensions, we will not be able to penetrate our markets and our growth may be limited.

Our growth could be limited if we are unable to successfully acquire additional brands, and, even if additional brands are acquired, such acquisitions may have a negative impact on our results of operations.

We have in the past, and may in the future, acquire additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to successfully execute such acquisitions, our growth could be limited. Also, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include:

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

Our ability to grow through the acquisition of additional brands will also be dependent upon the availability of capital to complete the necessary acquisition arrangements. We intend to finance potential brand acquisitions through a combination of our available cash resources, third-party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities; however, our ability to finance such acquisitions may be limited by the terms of our other equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

Currency exchange rate fluctuations and devaluations may have a significant adverse effect on our revenues, sales, costs of goods and overall financial results.

For fiscal 2019, non-U.S. operations accounted for approximately 9% of our revenues. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Also, for fiscal 2019, Euro denominated sales accounted for approximately 5% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. Our ability to acquire spirits and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We do not currently hedge against these risks.

We have previously identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A in our annual report for the fiscal year ended March 31, 2018, as of March 31, 2018 and 2017, management identified material weaknesses in our internal control over financial reporting related to the reconciliation of inventory transfers between domestic and foreign locations and a material weakness in our internal control over financial reporting related to the allocation of excise taxes and freight costs to inventory, respectively. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. If other material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may result in untimely or inaccurate reporting of our financial condition or results of operations. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, limit our ability to access the capital markets in the future and require us to incur additional costs to improve our internal control systems and procedures.

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

A significant part of our business is based on rum, whiskey and ginger beer sales, which represented approximately 89% and 88% of our revenues for fiscal 2019 and 2018, respectively. Changes in consumer preferences regarding these categories of products may have an adverse effect on our sales and financial condition. Given the importance of our rum, whiskey and ginger beer brands to our overall success, a significant or sustained decline in volume or selling price of these products would likely have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain and increase the relevance of the brands in the minds of today’s and tomorrow’s consumer, our business and operating results could suffer.

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

The trading price of our common stock, as reported by the NYSE American, has ranged from a low of $0.67 to a high of $1.42 per share for the 52 week period ended March 31, 2019. We expect that the market price of our common stock will continue to fluctuate significantly.

The market price of our stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

●	variations in quarterly operating results;
●	general economic and business conditions;
●	trading prices of similar securities;
●	fluctuations in stock market prices and volume;
●	our announcements of significant contracts, milestones or acquisitions;
●	rebalancing of stock indices in which our common stock may be included;
●	our relationships with other companies, including our suppliers and distributors;
●	our ability to obtain needed capital;
●	sales of common stock, conversion of securities convertible into common stock, exercise of options to purchase common stock or termination of stock transfer restrictions;
●	changes in financial estimates by securities analysts;
●	additions or departures of key personnel;
●	the initiation or outcome of litigation or arbitration proceedings; and
●	legislation or regulatory policies, practices or actions.

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

As of June 8, 2019, our executive officers, directors and principal shareholders beneficially owned approximately 42% of our common stock, including options that are exercisable within 60 days of the date of this annual report and assuming full exercise of such options held by such persons. As a result, if they act in concert, they could significantly influence matters requiring approval by our shareholders, including the election of directors, and could have the ability to prevent or cause a corporate transaction, even if other shareholders oppose such action. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE American under the symbol “ROX.” At June 8, 2019, there were approximately 122 record holders of our common stock.

Equity Compensation Plan Information

The following table sets forth information at March 31, 2019 regarding compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,675,575	$0.82	9,793,309
Equity compensation plans not approved by security holders	-	-	-
Total	13,675,575	$0.82	9,793,309

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Years ended March 31,
	2019	2018	2017	2016	2015

Consolidated statement of operations data
(in thousands, except per share data):
Sales, net (1)	$95,842	$89,898	$77,269	$72,220	$57,457
Gross profit	37,573	36,207	31,700	28,554	21,573
Selling expense	22,358	21,780	20,122	19,223	15,255
Operating income (loss)	3,655	4,194	1,905	1,006	(1,078)
(Loss) income before provision for income taxes	(601)	411	694	(256)	(2,195)
Income tax benefit (expense) (2)	9,447	(140)	(188)	(1,451)	(1,279)
Net income (loss)	8,845	270	506	(1,707)	(3,474)
Net income attributable to noncontrolling interests	(3,182)	(1,089)	(1,359)	(810)	(326)
Net income (loss) attributable to common shareholders	$5,664	$(819)	$(853)	$(2,517)	$(3,800)

Net income (loss) per common share basic (3)	$0.03	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding basic	166,463	163,662	160,812	159,380	155,456
Net income (loss) per common share diluted (3)	$0.03	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding basic and diluted	172,864	163,662	160,812	159,380	155,456

(1)	Sales, net includes excise taxes of $6,884, $7,649, $7,646, $7,452 and $6,754, respectively, for fiscal 2019 - 2015.

(2)	Years ended March 31, 2017, 2016 and 2015 include federal, state and local taxes attributable to GCP, which did not file a consolidated return in those years.

(3)	Per share computations were impacted positively by the increase in shares outstanding in each of the above years.

	As of March 31,
	2019	2018	2017	2016	2015

Selected balance sheet data
(in thousands):
Cash and cash equivalents	$517	$377	$611	$1,431	$1,192
Working capital	48,949	38,607	30,322	27,005	24,167
Total assets	84,981	60,333	53,494	47,762	42,546
Total debt	47,114	38,894	34,920	13,975	12,789
Total liabilities	65,631	52,344	49,876	26,540	22,944
Total controlling shareholders’ equity	12,599	4,421	1,138	18,058	17,058

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

●	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
●	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our rums, whiskeys and ginger beer, sales of which have grown substantially in recent years;
●	focus on innovation. We continue to innovate in our portfolio by developing new brand extensions, expressions, blends and processes, such as our Ocean Aged at Sea bourbons and our wine-finishes for our bourbons and Irish whiskeys. We believe that continued focus on innovation will drive sales growth, build brand loyalty, and open new markets;
●	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution;
●	selectively add new brands to our portfolio. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. For example, we added the Arran Scotch whiskeys to our portfolio as agency brands. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock; and
●	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands.

Recent Developments

Craft Beverage Modernization and Tax Reform Act of 2017

We recognized a $1.0 million reduction in excise taxes in the fiscal year ended March 31, 2019 due to changes to excise tax rates resulting from the enactment of the Craft Beverage Modernization and Tax Reform Act of 2017. The amount resulted in a $1.0 million increase in our gross margin for our full fiscal year ended March 31, 2019. We expect to recognize a similar benefit in our 2020 fiscal year.

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

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2020 to be higher than fiscal 2019 due to costs associated with increased infrastructure to support our growth. However, we expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

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

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Year ended March 31,
	2019	2018	2017
Cases
United States	364,113	351,233	341,256
International	82,577	85,499	75,113

Total	446,690	436,732	416,369

Rum	177,383	179,155	180,914
Whiskey	136,237	123,469	109,223
Liqueur	107,928	106,806	93,201
Vodka	24,665	26,248	31,907
Tequila	477	1,054	1,124

Total	446,690	436,732	416,369

Percentage of Cases
United States	81.5%	80.4%	82.0%
International	18.5%	19.6%	18.0%

Total	100.0%	100.0%	100.0%

Rum	39.7%	41.0%	43.4%
Whiskey	30.5%	28.3%	26.2%
Liqueur	24.2%	24.5%	22.4%
Vodka	5.5%	6.0%	7.7%
Tequila	0.1%	0.2%	0.3%

Total	100.0%	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Goslings Stormy Ginger Beer, for the periods presented:

	Year ended March 31,
	2019	2018	2017
Cases
United States	1,825,317	1,739,779	1,326,140
International	92,750	74,589	61,740

Total	1,918,067	1,814,368	1,387,880

United States	95.2%	95.9%	95.6%
International	4.8%	4.1%	4.4%

Total	100.0%	100.0%	100.0%

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

Goodwill and other intangible assets

At each of March 31, 2019 and 2018, we had $0.5 million of goodwill that arose from acquisitions. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Intangible assets with indefinite lives consist primarily of rights, trademarks, trade names and formulations. We are required to analyze our goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. We may also elect not to perform the qualitative assessment and, instead, proceed direct to the quantitative impairment test. Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment.

Under the goodwill two-step quantitative impairment test we evaluate the recoverability of goodwill and indefinite lived intangible assets at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value, including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

Under the goodwill qualitative assessment at March 31, 2019 and 2018, various events and circumstances that would affect the estimated fair value of each reporting unit were identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment. Based on this assessment, we determined that no quantitative assessment was required. We did not record any impairment on goodwill or other intangible assets for fiscal 2019, 2018 or 2017.

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

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options and restricted stock, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Stock-based compensation was $2.0 million, $2.0 million and $1.6 million for fiscal 2019, 2018 and 2017, respectively. We use the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal 2017 are included in note 12 to our accompanying consolidated financial statements.

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

Results of operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements.

	Year ended March 31,
	2019	2018	2017
Sales, net	100.0%	100.0%	100.0%
Cost of sales	60.8%	59.7%	59.0%

Gross profit	39.2%	40.3%	41.0%

Selling expense	23.3%	24.2%	26.0%
General and administrative expense	11.4%	10.5%	11.2%
Depreciation and amortization	0.6%	0.9%	1.3%

Income from operations	3.8%	4.7%	2.5%

Income from equity investment in non-consolidated affiliate	0.2%	0.1%	0.1%
Foreign exchange gain (loss)	0.2%	(0.1)%	0.1%
Interest expense, net	(4.8)%	(4.2)%	(1.7)%

(Loss) income before provision for income taxes	(0.6)%	0.5%	0.9%
Income tax benefit (expense), net	9.9%	(0.2)%	(0.2)%

Net income	9.3%	0.3%	0.7%
Net income attributable to noncontrolling interests	(3.3)%	(1.2)%	(1.8)%

Net income (loss) attributable to common shareholders	6.0%	(0.9)%	(1.1)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Year ended March 31,
	2019	2018	2017
Net income (loss) attributable to common shareholders	$5,663,616	$(818,932)	$(852,613)
Adjustments:
Interest expense, net	4,591,063	3,794,144	1,335,241
Income tax (benefit) expense, net	(9,446,662)	140,370	187,702
Depreciation and amortization	588,566	809,395	1,030,093
EBITDA, attributable to common shareholders	1,396,583	3,924,977	1,700,423
Allowance for doubtful accounts	93,236	59,012	123,200
Allowance for obsolete inventory	545,500	376,611	240,000
Stock-based compensation expense	1,971,464	1,974,745	1,577,994
Transaction fees	985,543	-	346,704
Other expense, net	10,366	215	10,660
Income from equity investment in non-consolidated affiliate	(146,928)	(87,829)	(51,430)
Foreign exchange (income) loss	(197,948)	77,125	(83,707)
Net income attributable to noncontrolling interests	3,181,756	1,089,124	1,359,145
EBITDA, as adjusted	$7,839,572	$7,413,980	$5,222,989

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, transaction fees, other expense (income), net, income from equity investment in non-consolidated affiliate, foreign exchange loss (income) and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or do not involve a cash outlay, such as stock-based compensation expense and in the quarter ended December 31, 2018, a one-time $1.0 million charge to professional fees. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Fiscal 2019 compared with Fiscal 2018

Net sales. Net sales increased 6.6% to $95.8 million for the year ended March 31, 2019, as compared to $89.9 million for the prior fiscal year, primarily due to U.S. sales growth of Jefferson’s bourbons, Knappogue Castle Irish whiskey and Goslings Stormy Ginger Beer, partially offset by the impact of the release of high revenue specialty releases of our Jefferson’s bourbon in the prior fiscal year and decreases in Clontarf and Arran whiskey sales and certain of our liqueurs in the year ended March 31, 2019. We expect to continue to focus on our faster growing brands and markets, both in the U.S. and internationally, including the release of high revenue specialty releases of our Jefferson’s bourbons in future periods.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the year ended March 31, 2019 as compared to the year ended March 31, 2018:

	Increase/(decrease)		Percentage
	in case sales		Increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(1,772)	3,096	(1.0)%	2.4%
Whiskey	12,768	13,587	10.3%	14.6%
Liqueur	1,122	539	1.1%	0.5%
Vodka	(1,583)	(3,764)	(6.0)%	(15.5)%
Tequila	(578)	(578)	(54.8)%	(54.8)%
Total	9,957	12,880	0.6%	1.5%

Our international spirits case sales as a percentage of total spirits case sales decreased to 18.5% for the year ended March 31, 2019 as compared to 19.6% for the prior fiscal year, primarily due to decreased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland and Scandinavia.

The following table presents the increase in case sales of ginger beer products for the year ended March 31, 2019 as compared to the year ended March 31, 2018:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	115,777	87,086	6.4%	5.0%

Gross profit. Gross profit increased 3.8% to $37.6 million for the year ended March 31, 2019 from $36.2 million for the prior fiscal year, while gross margin decreased to 39.2% for the year ended March 31, 2019 as compared to 40.3% for the prior fiscal year. The decrease in gross margin was primarily due to a temporary increase in aggregate costs of our bulk bourbon in the current period and to the impact of the release of high margin specialty releases of our Jefferson’s bourbon in the prior fiscal year. We expect gross margin will improve over the long-term as our lower-cost new-fill bourbon ages and becomes available for use across all of our Jefferson’s expressions. Gross profit was positively impacted by a rebate of $1.0 million on excise taxes recognized under the Craft Beverage Modernization and Tax Reform Act of 2017 in the fiscal year ended March 31, 2019, and we expect a similar benefit in our next fiscal year. The timing and amount of such future rebates remains subject to the review and approval of the U.S. Customs and Border Protection Agency. During the year ended March 31, 2019, we recorded additions to allowance for obsolete and slow-moving inventory of $0.5 million. We recorded this write-off and allowance on both raw materials and finished goods, primarily in connection with label and packaging changes made to certain brands, as well as certain cost estimates and variances. The net charge has been recorded as an increase to cost of sales in the relevant period.

Selling expense. Selling expense increased 2.7% to $22.4 million for the year ended March 31, 2019 from $21.8 million for the prior fiscal year, primarily due to a $0.8 million increase in employee costs and a $0.5 million increase in shipping costs, partially offset by a $0.6 million decrease in advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including Goslings’ sponsorship of the 35th America’s Cup, in the prior fiscal year. Selling expense as a percentage of net sales decreased to 23.3% for the year ended March 31, 2019 as compared to 24.2% for the prior fiscal year due to increased revenues in the current period.

General and administrative expense. General and administrative expense increased 16.4% to $11.0 million for the year ended March 31, 2019 from $9.4 million for the prior fiscal year, primarily due to a one-time $1.0 million increase in professional fees in the quarter ended December 31, 2018 and a $0.7 million increase in employee costs. General and administrative expense as a percentage of net sales increased to 11.4% for the year ended March 31, 2019 as compared to 10.5% for the prior fiscal year.

Depreciation and amortization. Depreciation and amortization was $0.6 million for the year ended March 31, 2019 as compared to $0.8 million for the prior fiscal year.

Income from operations. As a result of the foregoing, we had income from operations of $3.7 million for the year ended March 31, 2019 as compared to income from operations of $4.2 million for the prior fiscal year. As a result of our focus on our stronger growth markets and better performing brands, and expected growth from our existing brands, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax benefit (expense), net. Income tax benefit (expense), net is the estimated tax expense primarily attributable to the net taxable income recorded by GCP, our 80.1% owned subsidiary, adjusted for changes in the deferred tax asset and deferred tax liability during the periods. Based on historical operating results, projected positive trend of earnings and projected future taxable income, we concluded as of March 31, 2019 that certain of our U.S. deferred tax assets are realizable on a more-likely-than-not basis. As a result, we released $9.6 million of valuation allowance, which resulted in a net income tax benefit (expense) of $9.4 million for the year ended March 31, 2019 as compared to expense of ($0.1) million in the prior fiscal year.

Our provision for income taxes consists principally of state and local taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year.

For the year ended March 31, 2019, we recorded an income tax benefit of $9.4 million. The effective tax rate for the year ended March 31, 2019 was (1,571.08)%. The effective tax rate differs from the statutory rate of 21% as we concluded that our deferred tax assets are realizable on a more-likely-than-not basis.

We maintain a valuation allowance on Section 163(j) deferred interest carryforwards and a partial valuation allowance on certain state net operating losses. Our valuation allowance decreased by $9.6 million during fiscal 2019 as certain of our U.S. deferred tax assets became realizable on a more-likely-than-not basis as of March 31, 2019.

Foreign exchange. Foreign exchange gain for the year ended March 31, 2019 was $0.2 million as compared to a net expense of ($0.8) million for the prior fiscal year due to the net effects of fluctuations of the U.S. dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($4.6) million for the year ended March 31, 2019 as compared to ($3.8) million for the prior fiscal year due to balances outstanding under our credit facilities and long-term debt. Due to the expected borrowings under our credit facilities to finance additional purchases of aged whiskies in support of the growth of our Jefferson’s bourbons and other working capital needs, we expect interest expense, net to increase in the near term as compared to prior years, although we continue to evaluate alternative financing options.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $3.2 million for the year ended March 31, 2019 as compared to $1.1 million for the prior fiscal year, as a result of net income allocated to the 19.9% noncontrolling interests in GCP.

Net income (loss) attributable to common shareholders. As a result of the net effects of the foregoing, net income attributable to common shareholders was $5.7 million for the year ended March 31, 2019 as compared to a net loss of ($0.8) million for the prior fiscal year. Net income per common share, basic and diluted, was $0.03 per share for the year ended March 31, 2019 as compared to net loss per common share, basic and diluted, of ($0.01) per share for the year ended March 31, 2018.

EBITDA, as adjusted. EBITDA, as adjusted, improved to $7.8 million for the year ended March 31, 2019, as compared to $7.4 million for the prior fiscal year, primarily due to our increased sales and gross profit.

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

EBITDA, as adjusted. EBITDA, as adjusted, improved to $7.4 million for the year ended March 31, 2018, as compared to $5.2 million for the prior year, primarily as a result of our increased sales and gross profit.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant net losses and have not generated positive cash flows from operations. For the year ended March 31, 2019, we had net income of $8.8 million, and used cash of $8.5 million in operating activities. As of March 31, 2019, we had cash and cash equivalents of $0.5 million and had an accumulated deficit of $144.2 million.

We believe our current cash and working capital and the availability under the Credit Facility (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2020. We believe we can continue to meet our operating needs through additional mechanisms, if necessary, including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

We are currently negotiating the restructuring of all or a portion of our debt, including the Subordinated Note. This restructuring may consist of a combination of expanding and extending the Loan Agreement and Credit Facility with ACF, extending the term of the Subordinated Note, or other methods of paying down the debt, although there is no assurance that we will be successful in such restructuring.

Financing

We and our wholly-owned subsidiary, CB-USA, are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s whiskeys. We and CB-USA entered into four amendments to the Loan Agreement during our 2019 fiscal year which increased the maximum amount of the Credit Facility from $21.0 million to $27.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility matures on July 31, 2020 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

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

ACF required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director of ours and a principal shareholder of ours ($150,000), Mark E. Andrews, III, a director of ours and our Chairman ($50,000), Richard J. Lampen, a director of ours and our President and Chief Executive Officer ($100,000), Brian L. Heller, our General Counsel and Assistant Secretary ($42,500), and Alfred J. Small, our Senior Vice President, Chief Financial Officer, Treasurer & Secretary ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the amendment to the Loan Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement. As of March 31, 2019, we had borrowed $27.0 million of the $27.0 million then available under the Credit Facility, including $7.0 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving no potential availability for working capital needs under the Credit Facility or for aged whiskey inventory purchases.

We may borrow up to the maximum amount of the Credit Facility, provided that we have a sufficient borrowing base (as defined in the Loan Agreement). The Credit Facility interest rate (other than with respect to the Purchased Inventory Sublimit) is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.0%. The interest rate applicable to the Purchased Inventory Sublimit is the rate, that when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Loan Agreement) we are required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. The Loan Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Credit Facility currently bears interest at 8.0% and the Purchased Inventory Sublimit currently bears interest at 9.75%. We are required to pay down the principal balance of the Purchased Inventory Sublimit within 15 banking days from the completion of a bottling run of bourbon from our bourbon inventory stock purchased with funds borrowed under the Purchased Inventory Sublimit in an amount equal to the purchase price of such bourbon. The unpaid principal balance of the Credit Facility, all accrued and unpaid interest thereon, and all fees, costs and expenses payable in connection with the Credit Facility, are due and payable in full on the Maturity Date. In addition to closing fees, ACF receives facility fees and a collateral management fee (each as set forth in the Loan Agreement). Our obligations under the Loan Agreement are secured by the grant of a pledge and a security interest in all of our assets. The Loan Amendment also contains a fixed charge coverage ratio covenant requiring us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0.

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

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At March 31, 2019, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

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

We have arranged various credit facilities aggregating €0.3 million or $0.4 million (translated at the March 31, 2019 exchange rate) with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility. These facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. We have deposited €0.3 million or $0.4 million (translated at the March 31, 2019 exchange rate) with the bank to secure these borrowings.

In October 2013, we issued an aggregate principal amount of $2.1 million of unsecured 5% convertible subordinated notes (the “Convertible Notes”). We used a portion of the proceeds to finance the acquisition of additional bourbon inventory in support of the growth of our Jefferson’s bourbon brand. The Convertible Notes matured on December 15, 2018. The Convertible Notes, and accrued but unpaid interest thereon, were convertible into shares of our common stock, par value $0.01 per share, at a conversion price of $0.90 per share. The Convertible Note purchasers included certain related parties of ours, including an affiliate of Dr. Phillip Frost ($500,000), Mark E. Andrews, III ($50,000), an affiliate of Richard J. Lampen ($50,000) and Vector Group Ltd., a more than 5% shareholder of ours, of which Richard Lampen is an executive officer, Henry Beinstein, a director of ours, is a director and Phillip Frost, M.D. is a principal shareholder ($200,000), all of whom converted the outstanding principal and interest balances of their Convertible Notes into shares of our common stock in the year ended March 31, 2018.

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

Liquidity

As of March 31, 2019, we had shareholders’ equity of $19.3 million as compared to $8.0 million at March 31, 2018. This increase in shareholders’ equity was due to the exercise of stock options and stock-based compensation expense of $2.6 million, partially offset by our $8.7 million total comprehensive income for the year ended March 31, 2019, including a $9.4 million tax benefit.

We had working capital of $49.0 million at March 31, 2019 as compared to $38.6 million at March 31, 2018, primarily due to a $10.2 million increase in inventory, a $2.0 million increase in prepaid expenses and other current assets and a $3.5 million increase in accounts receivable, which was partially offset by a $5.1 million increase in accounts payable and accrued expenses.

As of March 31, 2019, we had cash and cash equivalents of approximately $0.5 million, as compared to $0.4 million as of March 31, 2018. Changes in our cash and cash equivalents are primarily attributable to the net borrowings on our credit facilities to fund our operations and working capital needs. At March 31, 2019 and 2018, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We are currently negotiating the restructuring of all or a portion of our debt, including the Subordinated Note. This restructuring may consist of a combination of expanding and extending the Loan Agreement and Credit Facility with ACF, extending the term of the Subordinated Note, converting some or all of the debt to equity or paying down the debt with funds that may be raised from future equity offerings, although there is no assurance that we will be successful in such restructuring. If we are unable to restructure or refinance our debt, or are unable to raise equity on terms that are acceptable to us, it could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results.

As of March 31, 2019, we had borrowed $27.0 million of the $27.0 million then available under the Credit Facility, including $7.0 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving no potential availability for working capital needs under the Credit Facility or for aged whiskey inventory purchases. As of June 12, 2019, we had repaid $2.5 million of the $27.0 million borrowed at March 31, 2019. As of June 14, 2019, we had borrowed $24.5 million of the $27.0 million then available under the amended Credit Facility, including $7.0 million of the $7.0 million available under the Purchased Inventory Sublimit, leaving $2.5 million in potential availability for working capital needs under the amended Credit Facility and $0.0 million available for aged whiskey inventory purchases. We believe our current cash and working capital and the availability under the Credit Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least June 2020. We believe we can continue to meet our operating needs through additional mechanisms, if necessary, including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources, although we continue to evaluate alternative financing options.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Year ended March 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,533)	$(5,641)	$(1,723)
Investing activities	(264)	(465)	(20,367)
Financing activities	8,942	5,860	21,281
Subtotal	145	(246)	(809)
Effect of foreign currency translation	(35)	63	(4)

Net increase (decrease) in cash and cash equivalents	$110	$(183)	$(813)

Operating activities. A substantial portion of available cash has been used to fund our operating activities. In general, these cash funding requirements are based on the costs in maintaining our distribution system, our sales and marketing activities and cash required to fund the purchase of our inventories. In general, these cash outlays for inventories are only partially offset by increases in our accounts payable to our suppliers.

On average, the production cycle for our owned brands is up to three months from the time we obtain the distilled spirits and other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskeys or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at March 31, 2019 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. In October 2017, we entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide us with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, we contracted to purchase approximately $3.9 million in newly distilled bourbon, all of which had been purchased as of December 31, 2018. For the contract year ending December 31, 2019, we contracted to purchase approximately $4.6 million in newly distilled bourbon, of which $1.2 million had been purchased as of March 31, 2019. We are not obligated to pay the distiller for any product not yet received. We expect to use the aged bourbon in the normal course of future sales, generating positive cash flows in future periods.

During the year ended March 31, 2019, net cash used in operating activities was $8.5 million, consisting primarily of a $10.2 million increase in inventory, a $3.5 million increase in accounts receivable, a $2.0 million increase in prepaid expenses and other current assets and a net loss of $0.6 million. These uses of cash were partially offset by a $5.0 million increase in accounts payable and accrued expenses, stock-based compensation expense of $2.0 million and depreciation and amortization expense of $0.6 million.

During the year ended March 31, 2018, net cash used in operating activities was $5.6 million, consisting primarily of a $5.8 million increase in inventory, a $2.1 million decrease in accounts payable and accrued expenses and a $1.7 million increase in accounts receivable. These uses of cash were partially offset by $0.5 million in net income, a $0.6 million increase in due to related parties, stock based compensation expense of $2.0 million, and depreciation and amortization expense of $0.8 million.

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

Investing Activities. Net cash used in investing activities was $0.3 million for the year ended March 31, 2019, representing $0.3 million used in the acquisition of fixed and intangible assets.

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

Financing activities. Net cash provided by financing activities for the year ended March 31, 2019 was $8.9 million, consisting primarily of $8.4 million in net proceeds from the Credit Facility and $0.6 million from the exercise of stock options and $0.1 million from the issuance of common stock under the employee stock purchase plan.

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

Obligations and commitments

The table sets forth our contractual commitments as of March 31, 2019:

	Payments due by period
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
	(In thousands)
Long-term debt obligations (1)	$4,577	$48,937	$-	$-	$53,514
Supply agreements (2)	6,609	4,885	4,013	12,124	27,631
Operating leases (3)	366	55	-	-	421
Equipment leases (3)	23	37	-	-	60
Total	$11,575	$53,914	$4,013	$12,124	$81,626

Interest payments are based on current interest rates at March 31, 2019. Debt principal and debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of March 31, 2019. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2019. Our estimate assumes that we will maintain the same levels of indebtedness and financial performance through the credit facility’s maturity in July 2020.

(1)	Long-term debt obligations. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and note 8 to our accompanying consolidated financial statements. The above amounts include principal and interest payments.

(2)	Supply agreements. For a discussion of our supply agreements, see note 14 to our accompanying consolidated financial statements.

(3)	Operating leases. For a discussion of our operating leases, see note 14 to our accompanying consolidated financial statements.

(4)	Financing leases. For a discussion of our financing leases, see note 14 to our accompanying consolidated financial statements.

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

Where in this annual report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of March 31, 2019, each as calculated from the Interbank exchange rates as reported by Oanda.com. On March 31, 2019, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.12171 (equivalent to U.S.$1.00 = €0.89150) and £1.00 = U.S. $1.30234 (equivalent to U.S.$1.00 = £0.76785).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during fiscal 2019, 2018 or 2017. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and as follows:

●	our history of losses;
●	our significant level of indebtedness;
●	worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance;
●	our potential need for additional capital, which, if not available on acceptable terms or at all, could restrict our future growth and severely limit our operations;
●	our dependence on a limited number of suppliers, who may not perform satisfactorily or may end their relationships with us, which could result in lost sales, incurrence of additional costs or lost credibility in the marketplace;
●	our annual purchase obligations with certain suppliers;
●	the failure of even a few of our independent wholesale distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations;
●	our need to maintain a relatively large inventory of our products to support customer delivery requirements, which could negatively impact our operations if such inventory is lost due to theft, fire or other damage;
●	our brands could fail to achieve more widespread consumer acceptance, which may limit our growth;
●	the potential limitation to our growth if we are unable to successfully acquire additional brands, and even if additional brands are acquired, such acquisitions may have a negative impact on our results of operations;
●	currency exchange rate fluctuations and devaluations may significantly adversely affect our revenues, sales, costs of goods and overall financial results;
●	In the past, we have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have other material weaknesses or significant deficiencies in our internal control over financial reporting;
●	a failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on our business;
●	the possibility that we or our strategic partners will fail to protect our respective trademarks and trade secrets, which could compromise our competitive position and decrease the value of our brand portfolio;
●	our failure to attract or retain key executive or employee talent could adversely impact our business;
●	the possibility that we cannot secure and maintain listings in control states, which could cause the sales of our products to decrease significantly;
●	an impairment in the carrying value of our goodwill or other acquired intangible assets could negatively affect our operating results and shareholders’ equity;
●	changes in consumer preferences and trends could adversely affect demand for our products;
●	our business performance is substantially dependent upon the continued growth of rum, whiskey and ginger beer sales;
●	there is substantial competition in our industry and the many factors that may prevent us from competing successfully;
●	adverse changes in public opinion about alcohol could reduce demand for our products;
●	class action or other litigation relating to alcohol misuse or abuse could adversely affect our business; and
●	adverse regulatory decisions and legal, regulatory or tax changes could limit our business activities, increase our operating costs and reduce our margins.

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2019, we had $27.0 million outstanding under the Credit Facility, including $7.0 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of March 31, 2019, we had $0.1 million outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $27.0 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at March 31, 2019 would have an impact of approximately $228,229 on our interest expense for the year.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. dollars. However, in the year ended March 31, 2019, Euro denominated sales accounted for approximately 5.1% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the year ended March 31, 2019, Euro denominated expenses accounted for approximately 6.1% of our expenses. A substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $563,793 on our income from operations for the year ended March 31, 2019.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At March 31, 2019 and 2018, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was a loss of ($125,007) for the year ended March 31, 2019, income of $226,661 for the year ended March 31, 2018 and a loss of ($114,878) for the year ended March 31, 2017. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro and British pound would have had an impact of approximately $230,000 for the year ended March 31, 2019 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of March 31, 2019, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Castle Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Castle Brands Inc. (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 14, 2019, expressed an unqualified opinion.

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

EISNERAMPER LLP

New York, New York

June 14, 2019

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2019	March 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$517,309	$376,987
Accounts receivable - net of allowance for doubtful accounts of $476,116 and $390,939 at March 31, 2019 and 2018, respectively	16,494,234	13,083,487
Inventories - net of allowance for obsolete and slow-moving inventory of $423,913 and $346,344 at March 31, 2019 and 2018, respectively	44,232,340	34,555,553
Prepaid expenses and other current assets	5,751,382	3,724,759

Total Current Assets	66,995,265	51,740,786

Equipment - net	724,597	839,409

Intangible assets - net of accumulated amortization of $8,689,254 and $8,485,253 at March 31, 2019 and 2018, respectively	5,764,944	5,968,945
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	960,853	813,926
Deferred tax assets	9,552,385	-
Restricted cash	352,428	382,279
Other assets	133,868	91,789

Total Assets	$84,980,566	$60,333,360

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of notes payable	$87,678	$176,148
Accounts payable	11,375,965	7,674,858
Accrued expenses	3,849,178	2,497,001
Due to shareholders and affiliates	2,733,759	2,785,910

Total Current Liabilities	18,046,580	13,133,917

Long-Term Liabilities
Credit facility, net (including $834,167 and $576,546 of related-party participation at March 31, 2019 and 2018, respectively)	26,814,941	18,505,897
Notes payable - 11% Subordinated note	20,000,000	20,000,000
Notes payable - GCP Note	211,580	211,580
Deferred tax liability	514,121	485,484
Other	43,816	6,778

Total Liabilities	65,631,038	52,343,656

Commitments and Contingencies (Note 14)
Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and 2018	-	-
Common stock, $.01 par value, 300,000,000 shares authorized at March 31, 2019 and 2018, 169,107,996 and 166,330,733 shares issued and outstanding at March 31, 2019 and 2018, respectively	1,691,080	1,663,307
Additional paid-in capital	157,342,730	154,731,044
Accumulated deficit	(144,227,656)	(149,891,272)
Accumulated other comprehensive loss	(2,207,018)	(2,082,011)

Total controlling shareholders’ equity	12,599,136	4,421,068

Noncontrolling interests	6,750,392	3,568,636

Total Equity, including noncontrolling interests	19,349,528	7,989,704

Total Liabilities and Equity	$84,980,566	$60,333,360

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	2019	2018	2017
Sales, net*	$95,841,703	$89,897,517	$77,269,131
Cost of sales*	58,268,768	53,690,565	45,568,774

Gross profit	37,572,935	36,206,952	31,700,357

Selling expense	22,358,442	21,780,495	20,122,490
General and administrative expense	10,970,664	9,422,845	8,642,775
Depreciation and amortization	588,566	809,395	1,030,093

Income from operations	3,655,263	4,194,217	1,904,999

Other expense, net	(10,366)	(215)	(10,660)
Income from equity investment in non-consolidated affiliate	146,928	87,829	51,430
Foreign exchange gain (loss)	197,948	(77,125)	83,706
Interest expense, net	(4,591,063)	(3,794,144)	(1,335,241)

(Loss) income before provision for income taxes	(601,290)	410,562	694,234
Income tax benefit (expense), net	9,446,662	(140,370)	(187,702)

Net income	8,845,372	270,192	506,532
Net income attributable to noncontrolling interests	(3,181,756)	(1,089,124)	(1,359,145)

Net income (loss) attributable to common shareholders	$5,663,616	$(818,932)	$(852,613)

Net income (loss) per common share, basic, attributable to common shareholders	$0.03	$(0.01)	$(0.01)

Weighted average shares used in computation, basic, attributable to common shareholders	166,463,032	163,661,927	160,811,957

Net income (loss) per common share, diluted, attributable to common shareholders	$0.03	$(0.01)	$(0.01)

Weighted average shares used in computation, diluted, attributable to common shareholders	172,863,882	163,661,927	160,811,957

*Sales, net and Cost of sales include excise taxes of $6,884,225, $7,648,626 and $7,645,789 for the years ended March 31, 2019, 2018 and 2017, respectively.

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years ended March 31,
	2019	2018	2017
Net income	$8,845,372	$270,192	$506,532
Other comprehensive (loss) income:
Foreign currency translation adjustment	(125,007)	226,661	(114,878)

Total other comprehensive (loss) income:	(125,007)	226,661	(114,878)

Comprehensive income	$8,720,365	$496,853	$391,654

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Equity

BALANCE, MARCH 31, 2016	160,474,777	$1,604,748	$166,866,671	$(148,219,727)	$(2,193,794)	$3,353,191	$21,411,089

Net (loss) income				(852,613)		1,359,145	506,532
Foreign currency translation adjustment					(114,878)		(114,878)
Common stock issuance costs			(14,355)				(14,355)
Exercise of common stock options	671,028	6,710	244,479				251,189
Common stock issued in connection with the acquisition of an additional 20.1% of noncontrolling interests	1,800,000	18,000	2,430,000				2,448,000
Effect of acquisition of an additional 20.1% of noncontrolling interests			(20,215,176)			(2,232,824)	(22,448,000)
Stock-based compensation			1,577,994				1,577,994

BALANCE, MARCH 31, 2017	162,945,805	$1,629,458	$150,889,613	$(149,072,340)	$(2,308,672)	$2,479,512	$3,617,571

Net (loss) income				(818,932)		1,089,124	270,192
Foreign currency translation adjustment					226,661		226,661
Exercise of common stock options	356,700	3,567	231,696				235,263
Common stock purchased under employee stock purchase plan	32,894	329	32,943				33,272
Restricted share Grants	1,182,000	11,820	(11,820)				-
Conversion of 5% Convertible Notes to common stock	1,813,334	18,133	1,613,867				1,632,000
Stock-based compensation			1,974,745				1,974,745

BALANCE, MARCH 31, 2018	166,330,733	$1,663,307	$154,731,044	$(149,891,272)	$(2,082,011)	$3,568,636	$7,989,704

Net income				5,663,616		3,181,756	8,845,372
Foreign currency translation adjustment					(125,007)		(125,007)
Exercise of common stock options	1,559,533	15,596	573,422				589,018
Common stock purchased under employee stock purchase plan	89,039	890	78,087				78,977
Restricted share Grants	1,190,000	11,900	(11,900)				-
Restricted shares forfeited	(61,309)	(613)	613				-
Stock-based compensation			1,971,464				1,971,464

BALANCE, MARCH 31, 2019	169,107,996	$1,691,080	$157,342,730	$(144,227,656)	$(2,207,018)	$6,750,392	$19,349,528

See accompanying notes to the consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended March 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,845,372	$270,192	$506,532
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	588,566	809,395	1,030,093
Provision for doubtful accounts	93,236	59,012	123,200
Amortization of deferred financing costs	193,451	112,696	160,681
Deferred income tax (benefit), net	(9,523,748)	(73,282)	(645,235)
Net income from equity investment in non-consolidated affiliate	(146,928)	(87,829)	(51,430)
Effect of changes in foreign currency translation	(197,948)	77,125	(83,706)
Stock-based compensation expense	1,971,464	1,974,745	1,577,994
Addition to provision for obsolete inventories	545,500	376,611	240,000
Changes in operations, assets and liabilities:
Accounts receivable	(3,519,842)	(1,656,482)	(1,182,011)
Due from affiliates	-	-	3,279
Inventory	(10,157,417)	(5,898,746)	(4,344,791)
Prepaid expenses and supplies	(2,030,915)	(39,297)	(2,066,856)
Other assets	(278,608)	(103,728)	(60,117)
Accounts payable and accrued expenses	5,089,439	(2,085,822)	2,217,652
Accrued interest	10,579	10,579	10,579
Due to related parties	(52,151)	627,591	820,247
Other liabilities	37,038	(13,888)	20,666

Total adjustments	(17,378,284)	(5,911,320)	(2,229,755)

NET CASH USED IN OPERATING ACTIVITIES	(8,532,912)	(5,641,128)	(1,723,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(263,734)	(294,304)	(364,740)
Acquisition of intangible assets	-	(14,602)	(2,740)
Investment in consolidated entity	-	-	(20,000,000)
Investment in non-consolidated affiliate, at equity	-	(156,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(263,734)	(464,906)	(20,367,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility	8,352,123	5,471,837	1,044,531
Proceeds from 11% Subordinated note	-	-	20,000,000
Payments on 5% convertible note	(50,000)	-	-
Net (payments on) proceeds from foreign revolving credit facility	(28,065)	119,835	-
Proceeds from issuance of common stock under employee stock purchase plan	78,977	33,272	-
Payments for costs of stock issuance	-	-	(14,355)
Proceeds from exercise of common stock options	589,018	235,263	251,189

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,942,053	5,860,207	21,281,365

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(34,936)	62,590	(3,767)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,471	(183,237)	(813,105)

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH – BEGINNING	759,266	942,503	1,775,608

CASH AND CASH EQUIVALENTS – ENDING	517,309	376,987	611,048
RESTRICTED CASH - ENDING	352,428	382,279	331,455

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH – ENDING	$869,737	$759,266	$942,503

SUPPLEMENTAL DISCLOSURES:
Schedule of non-cash investing and financing activities:
Conversion of 5% convertible note to common stock	$-	$1,632,000	$-
Issuance of common stock in connection with acquisition of additional 20.1% of noncontrolling interests	$-	$-	$2,448,000

Interest paid	$4,298,443	$3,554,030	$1,159,667
Income taxes paid	$127,944	$1,904,211	$1,553,377

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

C.

Liquidity - The Company believes that its current cash and working capital and the availability under the Credit Facility (as defined in Note 8C) will enable it to fund its obligations, meet its working capital needs, maturing debt obligations and whiskey purchase commitments until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least June 2020. The Company believes it can continue to meet its operating needs through additional mechanisms, if necessary, including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources. In addition, as detailed in Note 11, based on historical operating results, projected positive trend of earnings and projected future taxable income, the Company concluded as of March 31, 2019 that certain of its U.S. deferred tax assets may be realizable on a more-likely-than-not basis. As a result, the Company’s valuation allowance decreased by $9,607,000 during fiscal 2019.

The Company’s Credit Facility and 11% Subordinated Note (as defined in Note 8C) are set to expire on July 31, 2020 and September 30, 15, 2020, respectively. The Company is currently negotiating the restructuring of all or a portion of the debt, including the Subordinated Note. This restructuring may consist of a combination of expanding and extending the Credit Facility, extending the term of the Subordinated Note, or other methods of paying down the debt, although there is no assurance that the Company will be successful in such restructuring.

D.	Brands - Rum and Ginger Beer - Goslings rums, a family of premium rums with a 200-year history, including the award-winning Goslings Black Seal rum, for which the Company is, through its export venture GCP, the exclusive marketer outside of Bermuda, and Goslings Stormy Ginger Beer, an essential non-alcoholic ingredient in Goslings trademarked Dark ‘n Stormy ® rum cocktail.

Whiskey - Premium small batch bourbons: Jefferson’s, Jefferson’s Reserve, Jefferson’s Chef’s Collaboration, Jefferson’s Ocean Aged at Sea, Jefferson’s Wine Finish Collection, Jefferson’s Wood Experiments and Jefferson’s Presidential Select, Jefferson’s Rye, an aged rye whiskey, and Jefferson’s The Manhattan: Barrel Finished Cocktail, a ready-to-drink cocktail; the Clontarf Irish whiskeys, a family of premium Irish whiskeys, available in single malt and classic pure grain versions; Knappogue Castle Whiskey, a vintage-dated premium single-malt Irish whiskey; Knappogue Castle 1951, a pure pot-still whiskey that has been aged for 36 years, Knappogue Twin Wood, the first Sherry Finished Knappogue Castle Whiskey; and the Arran Scotch Whiskeys: the single malts, including the 10 Years Old, the 18 Years Old and special finishes, as well as the official Robert Burns whiskeys.

Liqueur - Pallini Limoncello, Raspicello and Peachcello premium Italian liqueurs; Brady’s Irish Cream, a premium Irish cream liqueur; Celtic Honey, a premium Irish liqueur; and Gozio amaretto, a premium Italian liqueur.

Vodka - Boru vodka, an ultra-pure, five-times distilled and specially filtered premium vodka. Boru is produced in Ireland.

E.	Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity at date of acquisition of three months or less to be cash equivalents.

F.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

G.	Trade accounts receivable - The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect anticipated losses on the trade accounts receivable balances. The Company calculates this allowance based on its history of write-offs, level of past due accounts based on contractual terms of the receivables and its relationships with and economic status of its customers. For the years ended March 31, 2019, 2018 and 2017, the Company recorded an addition to allowances for doubtful accounts of $93,236, $59,012 and $123,200, respectively.

H.

Revenues- The Company operates in one reportable segment and derives substantially all of its revenue from the sale and delivery of premium beverage alcohol and related non-beverage alcohol products. In the U.S., the Company is required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell its brands to retail outlets. In its international markets, the Company relies primarily on established spirits distributors in much the same way as in the U.S. Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor) and title and risk of loss has passed to the customer in accordance with the terms of sale and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

The Company does not ship product unless it has received an order or other documentation authorizing delivery to its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The Company generally does not provide post-delivery services and does not offer a right-of-return except in the case of an error. Uncollectable accounts receivable are estimated by using a combination of historical customer experience and a customer-by-customer analysis. The Company’s payment terms vary by customer and, in certain cases, the products offered. The term between invoicing and when payment is due is not significant. As permitted under U.S. GAAP, the Company has elected not to assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods to the customer will be one year or less. As permitted under U.S. GAAP, the Company has elected to recognize the incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset that the Company otherwise would have recognized will be one year or less. As permitted under U.S. GAAP, the Company has elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, i.e excise taxes (see note 1N). As permitted under U.S. GAAP, the Company has elected to account for any shipping and handling activities that occur after a customer obtains control of any goods as activities to fulfill the promise to transfer the goods, and the Company is not required to evaluate whether such shipping and handling activities are promised services to its customers.

I.	Inventories - Inventories are comprised of distilled spirits, dry good raw materials (bottles, labels, corks and caps), packaging, finished goods, excise taxes and freight and are valued at the lower of cost or market, using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded in cost of goods sold. See Note 3.

During the years ended March 31, 2019, 2018 and 2017, the Company recorded an addition to allowances for obsolete and slow-moving inventory of $545,500, $376,611 and $240,000, respectively. The Company recorded these allowances and write-offs on both raw materials and finished goods, primarily in connection with spoilage and slow-moving inventory, label and packaging changes made to certain brands, as well as adjustments to estimated freight costs and excise taxes and certain cost variances. The charges have been recorded as increases to Cost of Sales in the respective years.

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

Under the goodwill qualitative assessment at March 31, 2019 and 2018, various events and circumstances that would affect the estimated fair value of each reporting unit were identified, including, but not limited to: prior years’ impairment testing results, budget to actual results, Company-specific facts and circumstances, industry developments, and the economic environment. Based on this assessment, the Company determined that no quantitative assessment was required.

L.	Impairment and disposal of long-lived assets - Under ASC 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. There were no impairments recorded during the years ended March 31, 2019, 2018 and 2017.

M.	Shipping and handling - The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The Company also incurs shipping costs in connection with its various marketing activities, including the shipment of point of sale materials to the Company’s regional sales managers and customers, and the costs of shipping product in connection with its various marketing programs and promotions. These shipping charges are included in selling expense and were $3,261,889, $2,797,701 and $2,347,121 for the years ended March 31, 2019, 2018 and 2017, respectively.

N.	Excise taxes and duty - Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

O.	Distributor charges and promotional goods - The Company incurs charges from its distributors for a variety of transactions and services rendered by the distributor, including product depletions, product samples for various promotional purposes, in-store tastings and training where legal, and local advertising where legal. Such charges are reflected as selling expense as incurred. Also, the Company has entered into arrangements with certain of its distributors whereby the purchase of a particular product or products by a distributor is accompanied by a percentage of the sale being composed of promotional goods or as a predetermined discount percentage of dollars off invoice. In such cases, the cost of the promotional goods is charged to cost of sales and dollars off invoice are a reduction to revenue.

P.	Foreign currency - The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

Q.	Fair value of financial instruments - ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short-term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

R.

Income taxes - In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company recognized the income tax effects of the 2017 Tax Act in its financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, “Income Taxes”, (“ASC 740”) in the reporting period in which the 2017 Tax Act was signed into law. The Company completed its assessment of income tax effects of the 2017 Tax Act during fiscal year ended March 31, 2019. The Company made a policy election to treat the income tax due on U.S. inclusion of the new GILTI provisions as a period expense when incurred.

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

The Company has adopted the provisions of ASC 740-10 and as of March 31, 2019, the Company had reserves for uncertain tax positions (including related interest and penalties) for various state and local taxes of $43,816. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

S.	Research and development costs - The costs of research, development and product improvement are charged to expense as incurred and are included in selling expense.

T.	Advertising - Advertising and marketing costs are expensed when the advertising first appears in its respective medium. Advertising expense, which is included in selling expense, was $4,987,720, $5,013,523 and $4,486,796 for the years ended March 31, 2019, 2018 and 2017, respectively.

U.	Use of estimates - The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the accounting for items such as evaluating annual impairment tests, derivative instruments and equity issuances, warrant valuation, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, depreciation, amortization and expense accruals.

V.	Recent accounting pronouncements – In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”), which amends ASC 815, Derivatives and Hedging. This ASU adds the OIS rate based on SOFR to the list of permissible benchmark rates for hedge accounting purposes. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of ASU 2018-16 will be on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

The Company plans to employ the available practical expedients consistently to all of its office and office equipment leases, supply and warehousing agreements determined to be subject to the standard. The expedients grant the Company the ability to forgo reassessing lease classifications and whether any expired or existing contracts are, or contain, leases. The Company plans to follow the guidance of ASU 2018-11 and will not recast its comparative periods. The comparative periods will follow the guidance of ASC 840, while the current period will follow the guidance of the new ASC 842. As needed, the periods will be bridged by a cumulative-effect adjustment to retained earnings as of April 1, 2019.

The Company will elect to utilize the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will make an accounting policy election that will exclude leases with an initial term of 12 months or less from its Consolidated Balance Sheets and will recognize those lease payments in its Consolidated Statements of Operations on a straight-line basis over the lease term.

On adoption the Company currently expects to recognize right-of-use assets and corresponding liabilities ranging from $425,000 to $450,000 on its Consolidated Balance Sheet for its operating leases with terms greater than 12 months. The Company does not expect a material impact to its Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, or its Consolidated Statements of Cash Flows. The new standard will not have a material impact on liquidity and will not have an impact on the Company’s debt-covenant compliance under its current debt agreements. These expectations may change as the Company’s assessment is finalized.

The Company is in the process of evaluating changes to its business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, the Company is continuing to assess any incremental disclosures that will be required in the Company’s consolidated financial statements.

The Company’s current lease arrangements have terms that expire through 2021.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”).” The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company adopted the new standard on April 1, 2018 using a retrospective adoption method, which resulted in an adjustment to “Cash and cash equivalents including restricted cash” on the accompanying consolidated statement of cashflows. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

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

NOTE 2 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options, vesting of restricted shares or conversion of convertible notes outstanding. In computing diluted net income per share for the years ended March 31, 2018 and 2017, no adjustment has been made to the weighted average outstanding common shares for the assumed exercise of stock options, vesting of restricted shares or conversion of convertible notes as the assumed exercise, vesting or conversion of these securities is anti-dilutive.

Basic and diluted EPS were calculated using the following shares as follows:

	Years ended March 31,
	2019	2018	2017
Weighted average shares for basic EPS	166,463,032	163,661,927	160,811,957
Incremental shares related to stock options and non-vested restricted stock	6,400,850	-	-

Weighted-average shares for diluted EPS	172,863,882	163,661,927	160,811,957

Potential common shares not included in calculating diluted net loss per share are as follows:

	Years ended March 31,
	2019	2018	2017
Stock options	9,303,975	15,346,608	15,798,558
Unvested restricted shares	-	1,182,000	-
5% Convertible notes	-	55,556	1,861,111

Total	9,303,975	16,584,164	17,659,669

NOTE 3 - INVENTORIES

	March 31,
	2019	2018
Raw materials - net	$29,967,401	$21,015,172
Finished goods – net	14,264,939	13,540,381

Total	$44,232,340	$34,555,553

At March 31, 2019 and 2018, 6% and 9%, respectively, of raw materials and 8% and 3%, respectively, of finished goods were located outside of the United States.

In the years ended March 31, 2019, 2018 and 2017, the Company acquired $14,314,267, $7,945,841 and $6,900,819 of aged bourbon whiskey, respectively, in support of its anticipated near and mid-term needs.

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

For the years ended March 31, 2019, 2018 and 2017, GCP had pretax net income on a stand-alone basis of $6,542,063, $5,613,355 and $3,762,130, respectively. The Company allocated a portion of this net income, or $1,301,871, $1,104,608 and $1,359,145, to non-controlling interest for the years ended March 31, 2019, 2018 and 2017, respectively. The cumulative balance allocated to noncontrolling interests in GCP was $6,750,392 and $3,568,636 at March 31, 2019 and 2018, respectively, as shown on the accompanying consolidated balance sheets.

Investment in Copperhead Distillery Company, equity method

In June 2015, CB-USA purchased 20% of Copperhead Distillery Company (“Copperhead”) for $500,000. Copperhead owns and operates the Kentucky Artisan Distillery. The investment was part of an agreement to build a new warehouse in Crestwood, Kentucky to store Jefferson’s bourbons, provide distilling capabilities using special mash-bills made from locally grown grains and create a visitor center and store to enhance the consumer experience for the Jefferson’s brand. In September 2017, CB-USA purchased an additional 5% of Copperhead for $156,000 from an existing shareholder. The Company has accounted for this investment under the equity method of accounting. For the years ended March 31, 2019, 2018 and 2017, the Company recognized income of $146,928, $87,829 and $51,430, respectively, from this investment. The investment balance was $960,853 and $813,926 at March 31, 2019 and 2018, respectively.

NOTE 5 - EQUIPMENT, NET

Equipment consists of the following:

	March 31,
	2019	2018
Equipment and software	$3,093,317	$2,837,036
Furniture and fixtures	112,397	112,397
Leasehold improvements	42,730	42,730

	3,248,444	2,992,163
Less: accumulated depreciation	2,523,847	2,152,754

Balance	$724,597	$839,409

Depreciation expense for the years ended March 31, 2019, 2018 and 2017 totaled $385,210, $359,161 and $366,381, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of March 31, 2019 and 2018.

Intangible assets consist of the following:

	March 31,
	2019	2018
Definite life brands	$170,000	$170,000
Trademarks	641,693	641,693
Rights	8,271,555	8,271,555
Product development	208,518	208,518
Patents	994,000	994,000
Other	55,460	55,460
	10,341,226	10,341,226
Less: accumulated amortization	8,689,254	8,485,253

Net	1,651,972	1,855,973
Other identifiable intangible assets - indefinite lived*	4,112,972	4,112,972
	$5,764,944	$5,968,945

* Other identifiable intangible assets - indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	March 31,
	2019	2018
Definite life brands	$170,000	$170,000
Trademarks	440,056	403,617
Rights	7,064,074	6,954,303
Product development	57,737	47,880
Patents	957,387	909,453
Accumulated amortization	$8,689,254	$8,485,253

Amortization expense for the years ended March 31, 2019, 2018 and 2017 totaled $203,356, $450,234 and $663,712, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years ending March 31,	Amount
2020	$165,829
2021	163,683
2022	159,143
2023	130,055
2024	126,058

Total	$744,768

NOTE 7 - RESTRICTED CASH

At March 31, 2019 and 2018, the Company had €314,189 or $352,428 (translated at the March 31, 2019 exchange rate) and €310,324 or $382,279 (translated at the March 31, 2018 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 8A below.

NOTE 8 - NOTES PAYABLE AND LEASES

	March 31,
	2019	2018
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$87,678	$126,148
Note payable - GCP note (B)	211,580	211,580
Credit facility (C)	26,814,941	18,505,897
5% Convertible notes (D)	-	50,000
11% Subordinated Note (E)	20,000,000	20,000,000

Total	$47,114,199	$38,893,625

A.	The Company has arranged various credit facilities aggregating €314,189 or $352,428 (translated at the March 31, 2019 exchange rate) and €310,324 or $382,279 (translated at the March 31, 2018 exchange rate) at March 31, 2019 and 2018, respectively, with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. At March 31, 2019 and 2018, there was €78,164 or $87,678 (translated at the March 31, 2019 exchange rate) and €102,404 or $126,148 (translated at the March 31, 2018 exchange rate) of principal due on the foreign revolving credit facilities included in current maturities of notes payable, respectively.

B.	In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At each of March 31, 2019 and 2018, $10,579 of accrued interest was converted to amounts due to affiliates. At each of March 31, 2019 and 2018, $211,580 of principal due on the GCP Note was included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into a loan and security agreement (as amended and restated, and further amended, the “Amended Agreement”) with a third-party lender ACF FinCo I LP (“ACF,”) as successor in interest, which, as amended, provided for availability (subject to certain terms and conditions) of a facility of up to $21.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital, including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”), subject to certain conditions set forth in the Amended Agreement. The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Loan Agreement Amendment, the Company and CB-USA may borrow up to the lesser of (x) $21,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit.

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

The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of March 31, 2019, the Credit Facility interest rate was 8.0%.

The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of March 31, 2019, the interest rate applicable to the Purchased Inventory Sublimit was 9.75%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed.

The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Loan Agreement Amendment.

For the year ended March 31, 2019, the Company paid interest on the Amended Agreement and on the Purchased Inventory Sublimit as follows:

	Amended Agreement	Purchased Inventory Sublimit
April 1, 2018 – April 30, 2018	7.31175%	9.06175%
May 1, 2018 – May 31, 2018	7.35805%	9.10805%
June 1, 2018 – June 30, 2018	7.30031%	9.05031%
July 1, 2018 – September 27, 2018	7.50000%	9.25000%
September 28, 2018 – December 19, 2018	7.75000%	9.50000%
December 20, 2018 – March 31, 2019	8.00000%	9.75000%

For the year ended March 31, 2018, the Company paid interest on the Amended Agreement and on the Purchased Inventory Sublimit as follows:

	Amended Agreement	Purchased Inventory Sublimit
April 1, 2016 – June 14, 2017	6.50000%	8.25000%
June 15, 2016 – December 13, 2017	6.75000%	8.50000%
December 14, 2017 – February 28, 2018	7.00000%	8.75000%
March 1, 2018 – March 31, 2018	7.06250%	8.76250%

For the year ended March 31, 2017, the Company paid interest on the Amended Agreement and on the Purchased Inventory Sublimit as follows:

	Amended Agreement	Purchased Inventory Sublimit
April 1, 2016 – December 14, 2016	6.00000%	7.75000%
December 15, 2016 – March 15, 2017	6.25000%	8.00000%
March 16, 2017 – March 31, 2017	6.50000%	8.25000%

Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Amended Amendment are secured by the grant of a pledge and security interest in all of the assets of the Borrower. At March 31, 2019, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. The Credit Facility matures on July 31, 2020.

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

At March 31, 2019 and 2018, $26,957,084 and $18,604,962, respectively, due on the Credit Facility was included in long-term liabilities. At March 31, 2019 and 2018, there was $42,916 and $2,395,038, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $142,143 and $99,065 of debt issuance costs at March 31, 2019 and 2018, respectively, as direct deductions from the carrying amount of the related debt liability.

D.

In October 2013, the Company issued an aggregate initial principal amount of $2,125,000 of unsecured 5% subordinated notes (the “Convertible Notes”). The Convertible Notes bore interest at 5% per annum, until their December 15, 2018 maturity date. The Convertible Notes, and accrued but unpaid interest thereon, were convertible into shares of the Company’s common stock at a conversion price of $0.90 per share (the “Conversion Price”).

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

Payments due on notes payable after giving effect to the extensions and modifications noted above are as follows:

Years ending March 31,	Amount
2020	$87,678
2021	47,168,664

Total	$47,256,342

NOTE 9 - EQUITY

Employee Stock Purchase Plan - In February 2017, the Company’s shareholders approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”) which provides for an aggregate of 3,000,000 shares of the Company’s stock reserved for issuance over the term of the 2017 ESPP. The purpose of the 2017 ESPP is to provide incentives for present and future employees of the Company and any designated subsidiary to acquire a proprietary interest in the Company through the purchase of shares of the Company’s common stock. For the years ended March 31, 2019 and 2018, 89,039 shares and 32,894 shares, respectively, had been acquired under the 2017 ESPP.

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

NOTE 10 - FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At March 31, 2019 and 2018, the Company had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

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

The Company’s income tax (benefit) expense for the years ended March 31, 2019, 2018 and 2017 consists primarily of federal and state and local taxes. Effective with the acquisition of the additional 20.1% of GCP as described in Note 4, GCP became part of the U.S. federal consolidated income tax group beginning in the year-ended March 31, 2018.

The components of (loss) income before the provision (benefit) for income taxes are as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Domestic Operations	$(285,837)	$577,902	$945,985
Foreign Operations	(315,449)	(169,527)	(251,661)
Total	$(601,286)	$408,375	$694,324

The provision (benefit) for income taxes is comprised of the following:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Current provision (benefit)
Federal	$(19,914)	$182,891	$1,617,000
State	97,000	30,761	(784,000)
Foreign	-	-	-
Total current provision (benefit)	$77,086	$213,652	$833,000

Deferred provision (benefit)
Federal	$(9,061,711)	$(74,135)	$(540,000)
State	(462,037)	853	9,702
Foreign	-	-	(115,000)
Total deferred provision (benefit)	$(9,523,748)	$(73,282)	$(645,298)

Total provision (benefit)
Federal	$(9,081,625)	$108,756	$1,077,000
State	(365,037)	31,614	(774,298)
Foreign	-	-	(115,000)
Total provision (benefit)	$(9,446,662)	$140,370	$187,702

The effective income tax rate varies from the current blended statutory federal income tax rate of 21.00% for the year ended March 31, 2019, 30.79% for the year ended March 31, 2018 and 34% for the year ended March 31, 2017 as follows:

	2019	2018	2017
	%	%	%
Computed expected tax benefit, at federal statutory rate	(21.00)	(30.79)	(34.00)
Permanent items	11.89	(32.58)	(29.70)
Share based compensation	(3.05)	(52.93)	(48.46)
Impact of 2017 Tax Act	0.00	(2,714.39)	0.00
Change in valuation allowance	(1,597.80)	2,776.47	73.68
Effect of foreign operations	28.43	51.90	(67.87)
Increase in unrecognized tax benefit	1.93	2.88	(1.65)
Intercompany profit	0.00	0.00	0.00
Other	(4.07)	(1.98)	(2.34)
State and local taxes, net of federal benefit	12.59	(32.94)	83.31

Effective tax rate	(1,571.08)%	(34.37)%	(27.03)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,
	2019	2018
Deferred income tax assets:
Accounts receivable	$116,055	$99,000
Inventory	1,196,355	988,000
Share based compensation	978,082	669,000
U.S. federal and state net operating losses	8,666,455	9,608,000
Foreign net operating losses	1,670,888	1,776,000
Interest Expense	591,360	-
Other	34,288	73,000

Total gross assets	13,253,483	13,213,000
Less: Valuation allowance	(3,207,667)	(12,815,000)

Total deferred tax asset	$10,045,816	$398,000

Deferred income tax liability:
Intangible assets	$(796,167)	$(790,000)
Fixed assets	(80,105)	(56,000)
Other	(131,280)	(37,484)

Total deferred tax liability	(1,007,552)	(883,484)

Net deferred tax asset / (liability)	$9,038,264	$(485,484)

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. The Company considers the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based on historical taxable income and projected future taxable income, the Company concluded as of March 31, 2019 that certain of its U.S. deferred tax assets are realizable on a more-likely-than-not basis. The Company maintains a valuation allowance on Section 163(j) deferred interest carryforwards and a partial valuation allowance on certain state net operating losses. The Company’s valuation allowance decreased by $9,607,000 during fiscal 2019 as certain of the U.S. deferred tax assets became realizable on a more-likely-than-not basis as of March 31, 2019.

In accordance with ASC 350-10, the Company does not amortize indefinite lived-intangible assets for financial reporting purposes. The company recorded a deferred tax liability of $514,000 related to the tax effects of differences between the financial reporting and tax basis of intangible assets related to its Ireland operations.

As of March 31, 2019, the Company had U.S. federal net operating loss carryforwards of approximately $76,683,000 of which $36,088,000 expire in fiscal 2025 through 2036, if not utilized. The remaining $40,595,000 of the U.S. federal net operating loss carryforwards are subject to a significant annual limitation under Section 382 of the Internal Revenue Code and are expected to expire unutilized. The Company has reduced the deferred tax asset and related valuation allowance for the net operating losses which are expected to expire unutilized in the deferred tax asset and liability table above for the fiscal years ended March 31, 2019 and 2018. The Company also has foreign net operating loss carryforwards of approximately $13,366,000, which have an indefinite life.

As of March 31, 2019, the Company has not provided for U.S. federal and foreign withholding taxes on any excess of financial reporting over the tax basis of investments in foreign subsidiaries, as such earnings are indefinitely reinvested overseas. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes (if any) and applicable withholding taxes. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at March 31, 2017	$18,000
Additions based on tax positions taken in the current and prior years	6,000
Settlements	-
Decreases based on tax positions taken in prior years	(18,000)
Other	-
Balance at March 31, 2018	$6,000
Additions based on tax positions taken in the current and prior years	35,000
Settlements	-
Decreases based on tax positions taken in prior years	-
Other	-
Balance at March 31, 2019	$41,000

Of the unrecognized tax benefits reflected above at March 31, 2019, the entire amount would reduce the Company’s effective tax rate if recognized. The Company records accrued interest and penalties related to income tax matters in general and administrative expenses. For the year ended March 31, 2019 and 2018, the Company recognized an expense related to interest and penalties on unrecognized tax benefits of $2,000 and $1,000, respectively. For the year ended March 31, 2019 and 2018, the Company’s accrual for interest and penalties related to unrecognized tax benefits is $3,000 and $1,000, respectively. The Company does not believe that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Tax years 2015 through 2019 remain open to examination by federal and state tax jurisdictions. The Company has various foreign subsidiaries for which tax years 2013 through 2019 remain open to examination in certain foreign tax jurisdictions.

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

In October 2012, the Company’s shareholders approved the 2013 Incentive Compensation Plan (“2013 Plan”) which provides for an aggregate of 10,000,000 shares of the Company’s stock for awards of incentive and non-qualified stock options, restricted stock and stock appreciation rights for its officers, employees, consultants and directors to attract and retain such individuals. In February 2017, the Company’s shareholders approved an amendment to the 2013 Plan to increase the number of shares available under the 2013 Plan from 10,000,000 to 20,000,000. As of March 31, 2019, 10,206,691 shares had been issued under the 2013 Plan, with 9,793,309 shares remaining available for issuance.

Stock-based compensation expense for the years ended March 31, 2019, 2018 and 2017 amounted to $1,971,464, $1,974,745 and $1,577,994, respectively, of which $767,773, $704,772 and $495,775, respectively, is included in selling expense and $1,203,691, $1,269,973 and $1,082,219, respectively, is included in general and administrative expense for the years ended March 31, 2019, 2018 and 2017, respectively. At March 31, 2019, total unrecognized compensation cost amounted to approximately $2,722,142, representing 2,121,875 unvested options and 2,029,250 unvested restricted shares. This cost is expected to be recognized over a weighted-average period of 0.9 years for the unvested options and 2.53 years for the unvested restricted shares. There were 1,559,533, 356,700 and 671,028 options exercised during the years ended March 31, 2019, 2018 and 2017, respectively. The Company did not recognize any related tax benefit for the years ended March 31, 2019, 2018 and 2017, as the effects were de minimis.

Stock Options - A summary of the options outstanding under the 2003 and 2013 Plans is as follows:

	Years ended March 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	15,346,608	$0.78	15,798,558	$0.78	13,508,086	$0.79
Granted	-	-	-	-	3,280,000	0.91
Exercised	(1,559,533)	0.38	(356,700)	0.66	(671,028)	0.37
Forfeited/Cancelled	(111,500)	0.88	(95,250)	2.01	(318,500)	3.44

Outstanding and expected to vest at end of period	13,675,575	$0.82	15,346,608	$0.78	15,798,558	$0.78

Exercisable at period end	11,553,700	$0.77	11,325,108	$0.65	9,285,121	$0.55

Weighted average fair value of grants during the period		$-		$-		$0.57

The following table summarizes activity pertaining to options outstanding and exercisable at March 31, 2019:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average	Aggregate
Range of		Life in		Exercise	Intrinsic
Exercise Prices	Shares	Years	Shares	Price	Value
$0.26 - $0.30	410,040	2.06	410,040	$0.28	$173,593
$0.31 - $0.35	3,851,035	2.17	3,851,035	0.33	1,426,785
$0.36 - $0.40	1,518,500	4.18	1,518,500	0.38	485,920
$0.80 - $0.90	3,117,250	7.17	1,582,750	0.90	-
$1.00 - $1.10	2,206,750	5.29	2,215,500	1.01	-
$1.40 - $1.45	220,000	5.99	220,000	1.46	-
$1.65 - $1.70	2,352,000	6.18	1,755,875	1.67	-

	13,675,575	4.78	11,553,700	$0.77	$2,086,297

Total stock options exercisable as of March 31, 2019 were 11,553,700. The weighted average exercise price of these options was $0.77. The weighted average remaining life of the options outstanding was 4.78 years and of the options exercisable was 4.39 years.

The following summarizes activity pertaining to the Company’s unvested options for the years ended March 31, 2019, 2018 and 2017:

		Weighted
		Average
		Exercise
	Shares	Price
Unvested at March 31, 2016	5,576,273	$1.17

Granted	3,280,000	0.91
Canceled or expired	(138,250)	0.55
Vested	(2,171,648)	0.94

Unvested at March 31, 2017	6,546,375	$1.11

Granted	-	-
Canceled or expired	(56,000)	0.94
Vested	(2,433,875)	1.05

Unvested at March 31, 2018	4,056,500	$1.14

Granted	-	-
Canceled or expired	(42,625)	0.92
Vested	(1,892,000)	1.18

Unvested at March 31, 2019	2,121,875	$1.11

Restricted Share Grants – In April 2018, the Company’s Compensation Committee approved the grant of 1,100,000 restricted common shares to certain directors, officers, employees and related parties. The restricted shares vest in four equal annual installments. In February 2019, the Company’s Compensation Committee approved the grant of 90,000 restricted common shares to certain directors. The restricted shares vest in two equal installments.

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

A summary of the restricted stock outstanding under the 2013 Plan is as follows:

Shares
Restricted stock outstanding at March 31, 2017	-
Granted	1,182,000
Canceled or expired	-

Restricted stock outstanding at March 31, 2018	1,182,000

Granted	1,190,000
Canceled or expired	(61,309)
Vested	(281,441)

Restricted stock outstanding at March 31, 2019	2,029,250

Weighted average fair value per restricted share at grant date	$1.43
Weighted average share price at grant date	$1.43

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

The fair value of options at grant date was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

March 31, 2017
Risk-free interest rate	1.37% - 1.89%
Expected option life in years	5.5 - 6.25
Expected stock price volatility	68% - 69%
Expected dividend yield	0%

NOTE 13 - RELATED PARTY TRANSACTIONS

A.	In November 2008, the Company entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group agreed to make available to the Company the services of Richard J. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as the Company’s president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. For the years ended March 31, 2019, 2018 and 2017, Vector Group was paid $125,349, $108,928 and $110,846, respectively, under this agreement. These charges have been included in general and administrative expense.

B.	In November 2008, the Company entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. (“LTS”) for its costs in providing certain administrative, legal and financial services to the Company. For the years ended March 31, 2019, 2018 and 2017, LTS was paid $281,750, $182,875 and $128,625, respectively, under this agreement. Mr. Lampen, the Company’s president and chief executive officer and a director, is the president and chief executive officer and a director of LTS and four other directors of the Company serve as directors of LTS, including Phillip Frost, M.D. who is the Chairman and principal shareholder of LTS.

C.	As described in Note 8C, in March 2013, the Company entered into a Participation Agreement with certain related parties. As described in Notes 8D and 8E, in October 2013 and March 2017, the Company entered into various notes with certain related parties.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2019, the Company has contracted to purchase approximately €1,105,572 or $1,240,128 (translated at the March 31, 2019 exchange rate) in bulk Irish whiskey, of which €764,769, or $857,846, has been purchased as of March 31, 2019. For the contract year ending June 30, 2020, the Company has contracted to purchase approximately €1,233,954 or $1,384,135 (translated at the March 31, 2019 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2019, the Company has contracted to purchase approximately €575,791 or $645,869 (translated at the March 31, 2019 exchange rate) in bulk Irish whiskey, of which €373,788, or $419,281, has been purchased as of March 31, 2019. For the year ending June 30, 2020, the Company has contracted to purchase approximately €596,992 or $669,650 (translated at the March 31, 2019 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide the Company with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2018, the Company contracted to purchase approximately $3,900,000 in newly-distilled bourbon, of which $3,963,700 was purchased as of December 31, 2018. For the contract year ending December 31, 2019, the Company contracted to purchase approximately $4,550,000 in newly-distilled bourbon, of which $1,171,950 was purchased as of March 31, 2019. The Company is not obligated to pay the distiller for any product not yet received.

D.	The Company has a distribution agreement with an international supplier to be the sole-producer of Celtic Honey, one of the Company’s products, for an indefinite period.

E.	The Company leases office space in New York, NY, Dublin, Ireland and Houston, TX. The New York, NY lease began on May 1, 2010 and expires on February 29, 2020 and provides for monthly payments of $26,255. The Dublin lease commenced on March 1, 2009 and extends through October 31, 2019 and provides for monthly payments of €1,500 or $1,683 (translated at the March 31, 2019 exchange rate). The Houston, TX lease commenced on April 27, 2015 and extends through June 26, 2021 and provides for monthly payments of $3,581. The Company has also entered into non-cancelable operating leases for certain office equipment. The New York City equipment leases commenced on December 1, 2017 and expire on January 31, 2022, and provide for monthly payments of $1,550. The Dublin equipment lease commenced on October 22, 2015 and expires on October 21, 2020, and provides for monthly payments of €322 or $361 (translated at the March 31, 2019 exchange rate)

Future minimum lease payments for leases with initial or remaining terms in excess of one year are as follows:

Years ending March 31,	Amount
2020	$388,694
2021	65,360
2022	26,663

Total	$480,717

In addition to the above annual rental payments, the Company is obligated to pay its pro-rata share of utility and maintenance expenses on the leased premises. Rent expense under operating leases amounted to approximately $490,363, $444,117 and $477,460 for the years ended March 31, 2019, 2018 and 2017, respectively, and is included in general and administrative expense.

The Company has assessed the terms and conditions of the current rent agreements, lease agreements and supply/warehousing agreements against the ASC 842 criteria and determined:

Office Space:	The Company currently occupies office space in New York, NY, Houston, TX, and Dublin, Ireland. The Company has assessed the terms and conditions of the current rent agreements against the ASC 842 criteria and determined that all three locations are classified as operating leases.

Office Equipment:	The Company currently leases copier equipment at its New York, NY (two copiers) and Dublin, Ireland (one copier) offices. The Company has assessed the terms and conditions of the current lease agreements against the ASC 842 criteria and determined that all three copiers are classified as financing leases.

Supply and Warehousing Agreements:	The Company currently has a number of supply and warehousing agreements which required evaluation in order to determine the presence of any embedded leases. The Company has assessed the terms and conditions of the current agreements against the ASC 842 criteria and has determined that none of the agreements are considered to be leases.

The Company has evaluated its leases to determine the appropriate discount rate(s) that apply to each of the contracts that fall under the guidance of the new standard. As the Company is unable to determine the fair value of its leased office space and leased office equipment described above, the Company will use their incremental borrowing rate of 8.0% to discount these leases.

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

NOTE 15 - CONCENTRATIONS

A.	Credit Risk - The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers - Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies, accounted for approximately, 36.4%, 37.2% and 36.6% of the Company’s net sales for the years ended March 31, 2019, 2018 and 2017, respectively, and approximately 31.7% and 28.6% of accounts receivable at March 31, 2019 and 2018, respectively.

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

	Years ended March 31,
	2019		2018		2017
Consolidated Sales, net:
International	$8,764,757	9.1%	$8,926,378	9.9%	$7,528,766	9.7%

U.S. – control states	19,863,336	22.8%	17,983,450	22.2%	15,676,745	22.5%
U.S. – open states	67,213,610	77.2%	62,987,89	77.8%	54,063,620	77.5%
United States	87,076,946	90.9%	80,971,139	90.1%	69,740,365	90.3%

Total Consolidated Sales, net	$95,841,703	100.0%	$89,897,517	100.0%	$77,269,131	100.0%

Consolidated Income (Loss) from Operations:
International	$(147,617)	(4.0)%	$(94,066)	(2.2)%	$(210,100)	(11.0)%
United States	3,802,880	104.0%	4,288,283	102.2%	2,115,099	111.0%

Total Consolidated Income from Operations	$3,655,263	100.0%	$4,194,217	100.0%	$1,904,999	100.0%

Consolidated Net Income (Loss) Attributable to Common Shareholders:
International	$(45,755)	(0.8)%	$35,272	(4.3)%	$(109,164)	12.8%
United States	5,709,371	100.8%	(854,204)	104.3%	(743,449)	87.2%

Total Consolidated Net Income (Loss) Attributable to Common Shareholders	$5,663,616	100.0%	$(818,932)	100.0%	$(852,613)	100.0%

Income tax benefit (expense), net:
United States	$9,446,662	100.0%	$(140,370)	100.0%	$(187,702)	100.0%

Consolidated Sales, net by category:
Whiskey	$38,403,801	40.1%	$33,931,832	37.8%	$28,339,770	36.7%
Rum	19,241,826	20.1%	18,518,450	20.6%	18,759,610	24.3%
Liqueurs	9,193,506	9.6%	9,339,246	10.4%	8,386,705	10.9%
Vodka	1,214,434	1.3%	1,365,764	1.5%	1,569,004	2.0%
Tequila	85,783	0.1%	202,215	0.2%	210,012	0.3%
Ginger beer	27,702,354	28.9%	26,540,010	29.5%	20,004,029	25.9%

Total Consolidated Sales, net	$95,841,703	100.0%	$89,897,517	100.0%	$77,269,131	100.0%

	As of March 31,
	2019		2018
Consolidated Assets:
International	$3,382,553	4.0%	$2,886,735	4.8%
United States	81,598,013	96.0%	57,446,625	95.2%

Total Consolidated Assets	$84,980,566	100.0%	$60,333,360	100.0%

NOTE 17 - QUARTERLY FINANCIAL DATA (unaudited)

	1st	2nd	3rd	4th
Fiscal 2019:

Sales, net	$23,104,388	$23,310,163	$22,535,242	$26,891,910

Gross profit	9,259,552	9,139,495	8,138,035	11,035,853

Net (loss) income	$(307,366)	$(1,324)	$(2,061,358)	$11,215,420

Net (income) attributable to noncontrolling interests	(383,341)	(214,812)	(116,800)	(2,466,803)

Net (loss) income attributable to common Stockholders	$(690,707)	$(216,136)	$(2,178,158)	$8,748,617

Net (loss) income per common share, basic, attributable to common shareholders	$(0.00)	$(0.00)	$(0.01)	$0.05
Net (loss) income per common share, diluted, attributable to common shareholders	$(0.00)	$(0.00)	$(0.01)	$0.05
Weighted average shares used in computation, basic, attributable to common shareholders	165,520,314	166,497,681	166,766,352	167,070,745
Weighted average shares used in computation, diluted, attributable to common shareholders	165,520,314	166,497,681	166,766,352	172,532,286

	1st	2nd	3rd	4th
Fiscal 2018:

Sales, net	$20,852,287	$20,894,150	$24,079,623	$24,071,457

Gross profit	8,578,619	8,534,249	9,677,937	9,407,147

Net (loss) income	$(865,218)	$280,622	$664,603	$190,185

Net (income) attributable to noncontrolling interests	(81,178)	(282,304)	(199,023)	(526,619)

Net (loss) income attributable to common Stockholders	$(946,396)	$(1,682)	$465,580	$(336,434)

Net (loss) income per common share, basic, attributable to common shareholders	$(0.01)	$(0.00)	$0.00	$(0.00)
Net (loss) income per common share, diluted, attributable to common shareholders	$(0.01)	$(0.00)	$0.00	$(0.00)
Weighted average shares used in computation, basic, attributable to common shareholders	163,072,642	163,209,562	163,470,150	164,899,255
Weighted average shares used in computation, diluted, attributable to common shareholders	163,072,642	163,209,562	171,121,927	164,899,255

	1st	2nd	3rd	4th
Fiscal 2017:

Sales, net	$16,750,925	$19,627,791	$18,309,539	$22,580,876

Gross profit	6,716,115	7,727,260	7,670,240	9,586,742

Net (loss) income	$(595,703)	$(489,854)	$892,364	$699,725

Net (income) loss attributable to noncontrolling interests	(170,116)	(210,856)	(469,798)	(508,375)

Net (loss) income attributable to common stockholders	$(765,819)	$(700,710)	$422,566	$191,350

Net (loss) income per common share, basic, attributable to common shareholders	$(0.00)	$(0.00)	$0.00	$0.00
Net (loss) income per common share, diluted, attributable to common shareholders	$(0.00)	$(0.00)	$0.00	$0.00
Weighted average shares used in computation, basic, attributable to common shareholders	160,521,947	160,698,696	160,963,862	161,065,685
Weighted average shares used in computation, diluted, attributable to common shareholders	160,521,947	160,698,696	165,245,935	165,878,218

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed, in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2019, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, the Company’s disclosure controls and procedures were effective as of March 31, 2019.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s internal control over financial reporting is designed to provide reasonable assurance to management and to the Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Company assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements.

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of March 31, 2019.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of March 31, 2019 as stated in its report which is included herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Castle Brands Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Castle Brands Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Castle Brands Inc. and Subsidiaries as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and our report dated June 14, 2019 expressed an unqualified opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
June 14, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding equity compensation plans is set forth in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The other information required by this Item 12 will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements - See Index to Financial Statements at Item 8 on page 32 of this annual report on Form 10-K.

2. Financial Statement Schedules - Omitted because they are not applicable or not required.

3. Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

(b)
Exhibit
Number	Exhibit

2.1	Stock Purchase Agreement, dated March 29, 2017, by and among Castle Brands Inc., Gosling’s Limited, and E. Malcolm B. Gosling (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on March 30, 2017)

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 30, 2014)

3.2	Bylaws of the Company (incorporated by reference to Appendix E to our definitive proxy statement on Schedule 14A filed with the SEC on December 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 1 to Form S-8 (File No. 333-160380) filed with the SEC on March 10, 2010)

4.2	Amended and Restated Loan and Security Agreement, dated as of September 22, 2014, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on September 24, 2014)

4.3	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 7, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

4.4	Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of August 17, 2015, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on August 18, 2015)

4.5	Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 18, 2017, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 20, 2017)

4.6	Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 15, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on May 18, 2018)

4.7	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 4, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 5, 2018)

4.8

Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 8, 2018, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.3 to our quarterly report on Form 10-Q filed with the SEC on November 8, 2018)

4.9

Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of January 23, 2019, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on January 28, 2019)

4.10

Amended and Restated Revolving Credit Note, dated as of January 23, 2019, in favor of ACF FinCo I LP (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on January 28, 2019)

4.11	5% Convertible Subordinated Note Purchase Agreement, dated as of October 21, 2013, among the Company and the parties set forth on the signature pages attached thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

4.12	Form of 5% Subordinated Convertible Note Due 2018, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on November 1, 2013)

4.13	11% Subordinated Note due 2019, issued by the Company (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on March 30, 2017)

4.14	First Amendment to 11% Subordinated Note, dated as of April 17, 2018, between Castle Brands Inc. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on April 19, 2018)

4.15	Description of Castle Brands Inc. Securities *

10.1	Restated Export Agreement, dated as of May 9, 2017, between Gosling-Castle Partners Inc. and Gosling’s Export (Bermuda) Limited (incorporated by reference to Exhibit 10.1 to our annual report on Form 10-K filed with the SEC on June 14, 2017) (2)

10.2	Amended and Restated National Distribution Agreement, dated as of March 29, 2017, by and between Castle Brands (USA) Corp. and Gosling-Castle Partners Inc. (incorporated by reference to Exhibit 10.2 to our annual report on Form 10-K filed with the SEC on June 14, 2017) (2)

10.3	Stockholders’ Agreement, dated February 18, 2005, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (Exhibit 10.5)(1)

10.4	Agreement, dated as of January 12, 2011, between Pallini SpA and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 18, 2011) (2)

10.5	Supply Agreement, dated as of January 1, 2005, between Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.8)(1)(2)

10.6	Amendment No. 1 to Supply Agreement, dated as of September 20, 2005, to the Supply Agreement, dated as of January 1, 2005, among Irish Distillers Limited and Castle Brands Spirits Group Limited and Castle Brands (USA) Corp. (Exhibit 10.9)(1)

10.7	Letter Agreement, dated November 7, 2008, between Castle Brands Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 12, 2008)

10.8	Form of Indemnification Agreement entered into with directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on August 14, 2013)

10.9	Form of Castle Brands Inc. Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 16, 2006)#

10.10	Third Amended and Restated Employment Agreement, effective as of February 26, 2010, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 1, 2010)#

10.11	Amendment to the Third Amended and Restated Employment Agreement, effective as of May 11, 2012, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on May 17, 2012)#

10.12	Amendment to Fourth Amended and Restated Employment Agreement, dated as of January 24, 2014, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 27, 2014)#

10.13	Amendment to Third Amended and Restated Employment Agreement, dated as of February 1, 2016, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 3, 2016)#

10.14	Amendment to Third Amended and Restated Employment Agreement, dated as of June 6, 2018, by and between Castle Brands Inc. and Mark Andrews (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 7, 2018)#

10.15	Reaffirmation Agreement, dated as of August 7, 2015, by and among the Company, Castle Brands (USA) Corp., the officers’ signatory thereto and certain junior lenders to the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 10, 2015)

10.16	Castle Brands Inc. 2003 Stock Incentive Plan, as amended (Exhibit 10.29)(1)#

10.17	Amendment to Castle Brands Inc. 2003 Stock Incentive Plan (Exhibit 10.30)(1)#

10.18	Amendment No. 2 to Castle Brands Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended March 30, 2009 filed with the SEC on June 29, 2009)#

10.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K filed with the SEC on June 14, 2017)#

10.20	Form of Validity and Support Agreement, dated as of August 19, 2011, among Keltic Financial Partners II, LP, the Company, Castle Brands (USA) Corp. and the officer signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 25, 2011)

10.21	Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2012 annual meeting of shareholders, filed with the SEC on September 11, 2012)#

10.22	Amendment No. 1 to the Castle Brands Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-8 filed with the SEC on March 23, 2017)#

10.23	Extension and Amendment Agreement, dated as of October 24, 2015, by and between Castle Brands (USA) Corp. and Pallini S.p.A. (f/k/a Pallini Internazionale S.r.l.) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 29, 2015)(2)

10.24	Castle Brands Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders, filed with the SEC on January 11, 2017)#

10.25	Amendment No. 1 to Stockholders Agreement, dated March 29, 2017, by and among Gosling-Castle Partners Inc. and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K filed with the SEC on June 14, 2017)

10.26	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and John Glover (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.27	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alfred J. Small (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.28	Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and T. Kelley Spillane (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.29

Employment Agreement, dated as of April 7, 2017, by and between Castle Brands Inc. and Alejandra Peña (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on April 7, 2017)#

10.30	Employment Agreement, dated as of February 8, 2019, by and between Castle Brands Inc. and Richard J. Lampen (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q as filed with the SEC on February 14, 2019)#

21.1	List of Subsidiaries*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

#	Management Compensation Contract

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-128676), which was declared effective on April 5, 2006, and incorporated by reference herein.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2019.

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

Signature	Title	Date

/s/ RICHARD J. LAMPEN	President and Chief Executive Officer and Director	June 14, 2019
Richard J. Lampen	(Principal Executive Officer)

/s/ ALFRED J. SMALL	Senior Vice President, Chief Financial	June 14, 2019
Alfred J. Small	Officer, Secretary and Treasurer (Principal
Financial Officer and Principal Accounting
Officer)

/s/ MARK ANDREWS	Director	June 14, 2019
Mark Andrews

/s/ JOHN F. BEAUDETTE	Director	June 14, 2019
John F. Beaudette

/s/ HENRY C. BEINSTEIN	Director	June 14, 2019
Henry C. Beinstein

/s/ PHILLIP FROST, M.D.	Director	June 14, 2019
Phillip Frost, M.D.

/s/ DR. RICHARD M. KRASNO	Director	June 14, 2019
Dr. Richard M. Krasno

/s/ STEVEN D. RUBIN	Director	June 14, 2019
Steven D. Rubin

/s/ MARK ZEITCHICK	Director	June 14, 2019
Mark Zeitchick

