Form 10-K/A
period 2019-03-31
Castle Brands Inc
filed 2019-07-29
CIK 1311538

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the September 30, 2018 closing price was approximately $72,482,856 based on the closing price per share as reported on the NYSE American on such date. The registrant had 170,372,173 shares of common stock outstanding at July 23, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Castle Brands Inc. is filing this Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2019 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2019 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

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

Mark E. Andrews, III, 69, our chairman of the board, founded our predecessor company, Great Spirits Company LLC, in 1998 and served as its chairman of the board, president and chief executive officer from its inception until December 2003. Mr. Andrews has served as our chairman of the board since December 2003 and served as our president from December 2003 until November 2005. Mr. Andrews served as our chief executive officer from December 2003 until November 2008. Prior to founding our predecessor, Mr. Andrews founded American Exploration Company, a company engaged in the exploration and production of oil and natural gas, in 1980. He oversaw that company becoming publicly traded in 1983 and served as its chairman and chief executive officer until its merger with Louis Dreyfus Natural Gas Corp. in October 1997. He also serves as a life trustee of The New York Presbyterian Hospital in New York City. Mr. Andrews’ pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

John F. Beaudette, 62, has served as a director of our company since January 2004. Since 1995, Mr. Beaudette has been president and chief executive officer of MHW, Ltd., a national beverage alcohol import, distribution and service company located in Manhasset, New York. MHW, Ltd. provides U.S. import and distribution services to wineries, breweries, and distilleries throughout the world. From 1985 to 1994, Mr. Beaudette worked with PepsiCo Inc. and its affiliate company Monsieur Henri Wines in the distribution of Stolichnaya Vodka and other wine and spirit brands. During this period, Mr. Beaudette held positions such as Director of Planning for PepsiCo Wines & Spirits Intl. and V. P. of Finance & CFO of Monsieur Henri Wines Ltd. He currently serves on the board of directors of The National Association of Beverage Importers Inc. as well as the Distilled Spirits Council of the United States. Mr. Beaudette’s pertinent experience, qualifications, attributes and skills include industry expertise, managerial experience and the knowledge and experience he has attained through his service as a director of our company.

Henry C. Beinstein, 76, has served as a director of our company since January 2009. He has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, since January 2005 and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein has been a director of Vector Group Ltd. (NYSE: VGR), a New York Stock Exchange listed holding company, since March 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Since May 2001, Mr. Beinstein has served as a director of Ladenburg Thalmann Financial Services Inc. (NYSE American: LTS), a publicly-traded diversified financial services company. Mr. Beinstein is a certified public accountant in New York and previously was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 82, has served as a director of our company since October 2008 and previously served as a director of our company from September 2005 to August 2007. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc. (NASDAQ: OPK), a multi-national biopharmaceutical and diagnostics company. Dr. Frost also serves as a director for CoCrystal Pharma, Inc. (NASDAQ GM: COCP), a publicly traded biotechnology company. He also serves as chairman of Temple Emanu-El, as a member of the Florida Council of 100, as a trustee for each of the University of Miami, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center and as a member of the executive committee of the board of trustees of the Phillip and Patricia Frost Museum of Science. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. Dr. Frost served as a director of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, from January 2006 until February 2015, served as chairman of the board of directors of Teva from March 2010 until December 2014 and served as vice chairman of the board of directors from January 2006 when Teva acquired IVAX Corporation until March 2010. Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986 and served as chairman of the board of directors and chief executive officer of IVAX from 1987 to January 2006. Dr. Frost previously served as the chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. and PROLOR Biotech, Inc. (until it was acquired by OPKO Health, Inc.), vice chairman of the board of directors of Cogint, Inc., as a director of Continucare Corp. (until its merger with Metropolitan Health Networks, Inc.), TransEnterix, Inc. (formerly SafeStitch Medical, Inc.), and Sevion Therapeutics, Inc. (formerly Senesco Technologies, Inc.), and as governor and co-vice-chairman of the American Stock Exchange (now NYSE American). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations. On December 27, 2018, Dr. Frost entered into a settlement agreement with the SEC to resolve an action brought by the SEC against Dr. Frost, an affiliate of Dr. Frost and others in SEC v. Honig et al., 18 Civ. 08175 (S.D.N.Y.). Without admitting or denying the SEC’s allegations, Dr. Frost agreed to injunctions from violations of the Sections 5(a), 5(c), and 17(a)(2) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 13(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and Rule 13d-1(a) thereunder; approximately $5.5 million in penalty, disgorgement, and prejudgment interest, which has been paid; and a prohibition, with certain exceptions, from trading in penny stocks. Without admitting or denying the SEC’s allegations, Frost Gamma Investments Trust, of which Dr. Frost is Trustee, agreed to injunctions from violations of Section 17(a)(2) of the Securities Act and a prohibition, with certain exceptions, from trading in penny stocks.

Dr. Richard M. Krasno, 77, has served as a director of our company since March 2015 and as our lead independent director since May 2018. Dr. Krasno has served as a director of Ladenburg Thalmann Financial Services Inc. since 2006 and has served as its lead director since November 2014. Since October 2016, Dr. Krasno has served as a director of BioCardia, Inc., a clinical-stage regenerative medicine company. Since February 2017, Dr. Krasno has served as a director of OPKO Health, Inc. From 1999 to 2014, he served as the executive director of the William R. Kenan, Jr. Charitable Trust and, from 1999 to 2010, as president of the four affiliated William R. Kenan, Jr. Funds. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a director of the University of North Carolina Health Care System and served as chairman of the board of directors from 2009 to 2012. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Dr. Krasno’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Richard J. Lampen, 65, has served as our president and chief executive officer and as a director of our company since October 2008. Mr. Lampen has served as executive vice president of Vector Group Ltd. since July 1996. Since September 2006, he has served as president and chief executive officer of Ladenburg Thalmann Financial Services Inc. Mr. Lampen has served as a director of Ladenburg Thalmann Financial Services Inc. since January 2002 and as chairman of the board of directors since September 2018. Mr. Lampen previously served as chairman of the board of directors of the Financial Services Institute, an advocacy organization for independent broker-dealers and their affiliated independent financial advisors, and currently serves as a director. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company and as president and chief executive officer since 2008, and his managerial experience and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Steven D. Rubin, 59, has served as a director of our company since January 2009. Since May 2007, Mr. Rubin has served as executive vice president - administration of OPKO Health, Inc. and he has served as a director of OPKO Health, Inc. since February 2007. Mr. Rubin currently serves on the board of directors of Non-Invasive Monitoring Systems, Inc. (OTC US: NIMU), a medical device company, Cocrystal Pharma, Inc. (NASDAQ GM: COCP), Eloxx Pharmaceuticals, Inc. (NASDAQ: ELOX), a clinical stage biopharmaceutical company dedicated to treating patients suffering from rare and ultra-rare disease caused by premature termination codon nonsense mutations, ChromaDex Corp. (NASDAQ CM: CDXC), an integrated, global nutraceutical company devoted to improving the way people age, and Red Violet, Inc. (NASDAQ CM: RDVT), a software and services company, and currently serves as chairman of the board of directors of Neovasc, Inc. (NASDAQ CM: NVCN), a company developing and marketing medical specialty vascular devices. Mr. Rubin previously served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until its merger with Teva in January 2006. Mr. Rubin previously served as a director of VBI Vaccines, Inc. BioCardia, Inc., Cogint, Inc. (now known as Fluent, Inc.) (NASDAQ:FLNT), an information solutions provider focused on the data-fusion market, prior to the spin-off of its data and analytics operations and assets into Red Violet, Inc., Kidville, Inc., Sevion Therapeutics, Inc., (prior to its merger with Eloxx Pharmaceuticals, Inc.), Dreams, Inc, SciVac Therapeutics, Inc. (prior to its merger with VBI Vaccines, Inc.), and Tiger X Medical, Inc. (prior to its merger with BioCardia, Inc.). Mr. Rubin’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, legal experience, managerial experience, and the knowledge and experience he has attained through his service as a director and officer of publicly-traded corporations.

Mark Zeitchick, 54, has served as a director of our company since March 2014. Mr. Zeitchick has been executive vice president of Ladenburg Thalmann Financial Services Inc. since September 2006 and has served as a director of Ladenburg Thalmann Financial Services Inc. since 1999. From August 1999 until December 2003, Mr. Zeitchick served as an executive vice president of Ladenburg Thalmann Financial Services Inc. and from September 2006 until December 2011, Mr. Zeitchick served as president and chief executive officer of its subsidiary Ladenburg Thalmann & Co. Inc. Mr. Zeitchick has been a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick’s pertinent experience, qualifications, attributes and skills include managerial and financial experience and the knowledge and experience he has attained through his service as a director and officer of a publicly-traded corporation.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. The following table lists the name, age and position of our executive officers:

Name	Age	Position
Richard J. Lampen	65	President and Chief Executive Officer
John S. Glover	64	Executive Vice President and Chief Operating Officer
T. Kelley Spillane	56	Senior Vice President - Global Sales
Alfred J. Small	50	Senior Vice President, Chief Financial Officer, Treasurer & Secretary
Alejandra Peña	52	Senior Vice President - Marketing

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

Code of Business Conduct

Our board of directors has adopted a code of business conduct, which applies to all of our directors, executive officers and employees. The code of business conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees. Our code of business conduct is posted on our investor relations website at investor.castlebrandsinc.com/corporate-governance. We intend to post amendments to, or waivers from a provision of, our code of business conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website.

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

Our audit committee charter is posted on our investor relations website at http://investor.castlebrandsinc.com/corporate-governance.

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

Our compensation committee may engage outside advisors, experts and others to assist it in determining executive compensation. Our compensation committee engaged GK Partners, Inc. to provide services in connection with its compensation review for the fiscal year ended March 31, 2019. In particular, GK Partners reviewed the terms of the employment agreement amendment entered into in June 2018 with Mr. Andrews and the employment agreement entered into in February 2019 with Mr. Lampen. The compensation committee, considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act and applicable NYSE American rules, is not aware of any conflict of interest that has been raised by the work performed by GK Partners. Other than the services for which the compensation committee directly engaged GK Partners, GK Partners provided no services to us for the fiscal year ended March 31, 2019.

Set forth below is a discussion of the policies and decisions that shape our executive compensation programs, including the specific objectives and elements. Information regarding director compensation is included under the heading “Director Compensation” below.

General Executive Compensation Objectives and Philosophy

The objective of our executive compensation programs is to attract, retain and motivate talented executives who are critical for our continued growth and success and to align the interests of these executives with those of our shareholders. To achieve this objective, in addition to competitive annual base salaries, our executive compensation program utilizes a combination of annual incentives (cash bonuses) and long-term incentives through equity-based compensation. Our compensation committee believes that cash bonuses should reward our named executive officers for their personal performance, as well as our company’s overall business performance, and that equity-based compensation should align the long-term financial interests of our named executive officers with that of our shareholders. Long-term equity-based compensation for our named executive officers is typically subject to time-based vesting over a period of four years, but the compensation committee may establish other service-based and/or performance-based vesting criteria from time-to-time in its sole discretion. We do not have specific policies for allocating between annual and long-term compensation or between cash and non-cash compensation. Such amounts are determined by our compensation committee on an annual basis as described below.

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

Generally, our compensation committee reviews and, as appropriate, modifies compensation arrangements for executive officers in the first quarter of each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below. Annual equity awards, if any, are typically granted in the first quarter of each fiscal year as well. For the fiscal year ended March 31, 2019, except with respect to our president and chief executive officer’s compensation, our compensation committee considered our president and chief executive officer’s executive compensation recommendations, which were presented at the time of our compensation committee’s annual compensation review. The compensation committee’s determinations were also based on the committee’s business judgment and discretion. In making its management pay determinations, the compensation committee considered the overall performance of each executive and their individual contributions to the growth of our company and its products as well as the company’s overall business performance and achievements. Specifically, the compensation committee considered each executive officer’s contributions to brand growth, operating cash flows, cost management and long-term value creation for our shareholders for the fiscal year ended March 31, 2019, as well as the retention of our executive officers.

For the fiscal year ended March 31, 2019, we granted a $138,000 cash bonus to Mr. Glover; an $89,000 cash bonus to Mr. Spillane; an $89,000 cash bonus to Mr. Small; and a $76,000 cash bonus to Ms. Peña.

In July 2019, we granted 130,000 restricted shares of common stock to Mr. Glover, 100,000 restricted shares of common stock to Mr. Andrews, 90,000 restricted shares of common stock to each of Mr. Spillane and Mr. Small and 75,000 restricted shares of common stock to Ms. Peña. The foregoing restricted shares vest in four equal annual installments beginning on the first anniversary of the grant date, subject to certain exceptions. In lieu of a restricted stock grant to Mr. Lampen, in May 2019 Mr. Lampen received a retention award of $515,000, which vests in two equal installments on March 31, 2020 and March 31, 2021. Under the terms of the retention award, Mr. Lampen is required to return 100% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in the retention award) on or before March 31, 2020. Mr. Lampen is required to return 50% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in the retention award) during the period from April 1, 2020 through March 31, 2021. The retention award will be reported in the Summary Compensation Table during the years in which it vests based on his continued service.

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

Material Tax Implications of Our Compensation Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid under a plan which is performance-related, non-discretionary and has been approved by our shareholders. Our compensation committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We did not pay any compensation during fiscal 2019 that would be subject to the limitations set forth in section 162(m). The exemption from section 162(m)’s deduction limit for performance-based compensation was repealed by the Tax Cuts and Jobs Act of 2017 in December 2017, such that performance-based compensation paid to our named executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief.

Consideration of Our Most Recent Shareholder Advisory Vote on Executive Compensation

Last year, at our 2018 Annual Meeting, our shareholders cast an advisory vote on executive compensation, referred to as a “say-on-pay proposal”, as required by Section 14A of the Exchange Act. At the 2018 Annual Meeting, 95% of the total votes cast were in favor of the say-on-pay proposal, and we have considered such approval an endorsement of our executive compensation philosophy and programs. Therefore, our executive compensation philosophy and programs have been confirmed and remain substantially unchanged since last year. The next say-on-pay proposal will be included in the proxy statement for our 2019 Annual Meeting.

Compensation Committee Interlocks and Insider Participation

Each of John F. Beaudette, Dr. Richard M. Krasno and Steven D. Rubin served on our compensation committee during fiscal 2019, with Dr. Richard M. Krasno serving as chairman. No member of the compensation committee during fiscal 2019 was an officer, employee or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure pursuant to SEC rules and regulations. None of our executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure pursuant to SEC rules and regulations.

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

In fulfilling its role, the compensation committee met and held discussions with the Company’s management and reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment. Based on the review and discussions with management and the compensation committee’s business judgment, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment and the Company’s proxy statement for filing with the SEC.

Submitted by the Compensation Committee of the Board of Directors:

John F. Beaudette

Dr. Richard M. Krasno, Chair

Steven D. Rubin

Summary Compensation Table

The following table shows the compensation paid to our named executive officers for our 2019, 2018 and 2017 fiscal years.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	Option Awards (1)	All Other Compensation (2)	Total
Richard J. Lampen	2019	$-	$450,000	(3)	$-	$-	$-	$450,000
President and chief executive	2018	-	200,000	(4)	-	-	-	200,000
officer	2017	-	-		-	342,000	-	342,000

Alfred J. Small	2019	295,473	89,000		109,800	-	39,667	533,940
Senior vice president, chief financial	2018	286,867	77,000		151,902	-	31,521	547,290
officer, treasurer & secretary	2017	278,512	70,000		-	114,000	30,141	492,653

John S. Glover	2019	343,111	130,000		158,600	-	32,933	664,644
Executive vice president and	2018	333,117	120,000		219,414	-	22,139	694,670
chief operating officer	2017	323,415	105,000		-	185,250	21,184	634,849

T. Kelley Spillane	2019	330,096	89,000		109,800	-	41,082	569,977
Senior vice president - global	2018	320,481	77,000		151,902	-	32,936	582,319
sales	2017	311,147	70,000		-	114,000	29,666	526,228

Alejandra Peña	2019	216,360	76,000		91,500	-	26,289	410,149
Senior vice president - marketing	2018	210,058	66,000		126,585	-	25,364	428,007
	2017	203,940	60,000		-	96,900	23,225	384,065

(1)	Represents the aggregate grant date fair value of restricted stock granted for each of the two fiscal years ended March 31, 2019 and 2018 and the aggregate grant date fair value of the stock options granted for the fiscal year ended March 31, 2017 as determined in accordance with ASC 718 “Compensation - Stock Compensation” (“ASC 718”), rather than an amount paid to or realized by the named executive officer. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based or time-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended March 31, 2019 included in our Original 10-K, regarding the assumptions underlying the valuation of these grants. The ASC 718 amounts from these grants may never be realized by the named executive officer.
(2)	Represents health, dental and life insurance premiums paid by us. Represents health, dental and life insurance premiums paid by us. For the fiscal year ended March 31, 2019, also includes automobile expenses of $11,025 for Mr. Glover and $8,400 for each Mr. Spillane and Mr. Small.
(3)	Represents $250,000 of the $500,000 in retention awards paid in fiscal 2019, which vested on March 31, 2019 and $200,000 of the $400,000 in retention awards paid in fiscal 2018, which vested on March 31, 2019.
(4)	Represents $200,000 of the $400,000 in retention awards paid in fiscal 2018, which vested on March 31, 2018.

Narrative Disclosure to Summary Compensation Table

Material Terms of Named Executive Officers’ Employment Agreements

The material terms of Messrs. Lampen’s, Glover’s, Spillane’s and Small’s and Ms. Peña’s employment agreements are described in the table below. We are also party to a management services agreement with Vector Group Ltd., a more than 5% shareholder, under which Vector Group Ltd. agreed to make available to us Mr. Lampen’s services. For a discussion of this agreement, see “Item 13 - Certain Relationships and Related Transactions, and Director Independence - Related Party Transactions - Agreement with Vector Group Ltd.”

Certain Material Terms of Employment Agreements with Named Executive Officers

Named Executive Officer	Date of Agreement	Current Annual Base Salary under the Agreement (1)	Performance Bonus Eligibility (as Percentage of Annual Base Salary)	Expiration Date of Agreement (2)	Duration of Severance Payments (3)
Richard J. Lampen	4/8/2019	-	-	3/30/2020	12 months
Alfred J. Small	4/7/2017	$304,338	0-60%	3/30/2020	24 months
John S. Glover	4/7/2017	353,404	0-60%	3/30/2020	24 months
T. Kelley Spillane	4/7/2017	339,999	0-60%	3/30/2020	24 months
Alejandra Peña	4/7/2017	222,851	0-30%	3/30/2020	12 months

(1)	Increases in Messrs. Lampen’s, Glover’s, Spillane’s and Small’s and Ms. Peña’s base salaries are at the compensation committee’s sole discretion.

(2)	The agreements automatically renew for successive one (1) year terms, unless either party gives written notice of such party’s intention not to renew no later than sixty (60) days prior to the end of each such term.

(3)	Please see “Potential Payments Upon Termination or Change in Control” below for a full description of these severance obligations.

Annual Incentives to Named Executive Officers

We paid cash bonuses to our named executive officers for fiscal 2019 as follows: Mr. Glover - $130,000, Mr. Spillane - $89,000, Mr. Small - $89,000 and Ms. Peña - $76,000. We paid cash bonuses to our named executive officers for fiscal 2018 as follows: Mr. Glover - $120,000, Mr. Spillane - $77,000, Mr. Small - $77,000 and Ms. Peña - $66,000. We paid cash bonuses to our named executive officers for fiscal 2017 as follows: Mr. Glover - $105,000, Mr. Spillane - $70,000, Mr. Small - $70,000 and Ms. Peña - $60,000. These bonus payments are included in the Summary Compensation Table above under the heading “Bonus.”

Mr. Lampen did not receive a cash bonus for fiscal 2019, 2018 or 2017. In May 2019, Mr. Lampen received a cash retention award of $515,000 in lieu of a restricted stock grant, in May 2018, Mr. Lampen received a retention award of $500,000 in lieu of a restricted stock grant and in June 2017, Mr. Lampen received a retention award of $400,000 in lieu of a restricted stock grant. These retention awards will be reported in the Summary Compensation Table during the years in which they vest based on his continued service.

Grants of Plan-Based Awards in Fiscal 2019

The following table shows grants made to our named executive officers in fiscal 2019. The grant date fair value of restricted stock awards may not be realized by the named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards (1) ($)
Richard Lampen	-	-	-
Alfred J. Small	4/20/2018	90,000	$109,800
John S. Glover	4/20/2018	130,000	$158,600
T. Kelley Spillane	4/20/2018	90,000	$109,800
Alejandra Peña	4/20/2018	75,000	$91,500

(1)	Represents the estimated grant date fair value of the restricted stock awards computed in accordance with ASC 718 “Compensation - Stock Compensation.” Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based and time-based vesting conditions.

Outstanding Equity Awards at March 31, 2019 Fiscal Year End

The following table summarizes the outstanding option awards and unvested awards of restricted stock held by our named executive officers at March 31, 2019.

	Option Awards					Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Richard J. Lampen	300,000	-		$0.35	6/11/2020	-		-
	500,000	-		$0.33	6/20/2021	-		-
	500,000	-		$0.31	6/8/2022	-		-
	500,000	-		$0.38	6/5/2023	-		-
	500,000	-		$1.00	5/28/2024	-		-
	375,000	125,000	(1)	$1.67	6/2/2025	-		-
	300,000	300,000	(2)	$0.90	6/3/2026	-		-

Alfred J. Small	25,000	-		$0.35	6/22/2019	-		-
	65,000	-		$0.35	6/11/2020	-		-
	65,000	-		$0.33	6/20/2021	-		-
	75,000	-		$0.31	6/8/2022	-		-
	85,000	-		$0.38	6/5/2023	-		-
	100,000	-		$1.00	5/28/2024	-		-
	112,500	37,500	(1)	$1.67	6/2/2025	-		-
	100,000	100,000	(2)	$0.90	6/3/2026	-		-
	-	-		-	-	67,500	(3)	$46,575
	-	-		-	-	90,000	(4)	$62,100

John S. Glover
	50,000	-		$0.35	6/22/2019	-		-
	225,000	-		$0.35	6/11/2020	-		-
	250,000	-		$0.33	6/20/2021	-		-
	250,000	-		$0.31	6/8/2022	-		-
	250,000	-		$0.38	6/5/2023	-		-
	250,000	-		$1.00	5/28/2024	-		-
	187,500	62,500	(1)	$1.67	6/2/2025	-		-
	162,500	162,500	(2)	$0.90	6/3/2026	-		-
	-	-		-	-	97,500	(3)	$67,275
	-	-		-	-	130,000	(4)	$89,700

T. Kelley Spillane	33,900	-		$0.21	6/9/2018	-		-
	35,000	-		$0.35	6/22/2019	-		-
	65,000	-		$0.35	6/11/2020	-		-
	17,100	-		$0.35	12/7/2020	-		-
	44,650	-		$0.31	6/15/2021	-		-
	20,800	-		$0.26	12/19/2021	-		-
	43,333	-		$0.28	6/13/2022	-		-
	85,000	-		$0.38	6/5/2023	-		-
	100,000	-		$1.00	5/28/2024	-		-
	112,500	37,500	(1)	$1.67	6/2/2025	-		-
	100,000	100,000	(2)	$0.90	6/3/2026	-		-
	-	-		-	-	67,500	(3)	$46,575
	-	-		-	-	90,000	(4)	$62,100

Alejandra Peña	25,000	-		$0.26	9/6/2021	-		-
	20,000	-		$0.31	6/8/2022	-		-
	50,000	-		$0.38	6/5/2023	-		-
	70,000	-		$1.00	5/28/2024	-		-
	93,750	31,250	(1)	$1.67	6/2/2025	-		-
	85,000	85,000	(2)	$0.90	6/3/2026	-		-
	-	-		-	-	56,250	(3)	$38,813
	-	-		-	-	75,000	(4)	$51,750

(1)	This option vests in four equal annual installments with the first installment vested on June 2, 2016.
(2)	This option vests in four equal annual installments with the first installment vested on June 3, 2017.
(3)	These shares of restricted stock vest in four equal annual installments beginning on April 28, 2018.
(4)	These shares of restricted stock vest in four equal annual installments beginning on April 20, 2019.
(5)	The amounts in this column are based on the closing price of our common stock on March 29, 2019 of $0.70.

Option Exercises and Stock Vested

The following table sets forth information regarding the exercise of stock options and vesting of restricted stock for our Named Executive Officers during fiscal 2019:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard J. Lampen	800,000	$688,000	-	$-
Alfred J. Small	-	-	22,500	27,900
John S. Glover	15,400	16,324	32,500	40,300
T. Kelley Spillane	33,900	35,934	22,500	27,900
Alejandra Peña	-	-	18,750	23,250

(1)	Represents the difference between the exercise price and the market price of the common stock on the date of exercise for each option.

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

Severance and Change in Control Benefits

We provide certain severance and change in control benefits to Messrs. Lampen, Glover, Spillane and Small and Ms. Peña. Information about these benefits is listed below under the heading “Potential Payments Upon Termination or Change in Control.”

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

Unless otherwise agreed, Mr. Lampen will not participate in profit-sharing, hospitalization, insurance, medical, disability, or other fringe benefit or executive perquisite plans that may otherwise be available to other senior executives of our company.

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

Termination Without Cause

Each of Messrs. Lampen, Glover, Spillane and Small and Ms. Peña has an employment agreement with us that provides for potential payments in the event of their termination.

Under Messrs. Glover, Spillane and Small’s employment agreements, if we terminate the executive’s employment without “cause,” we have agreed to pay the executive his annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and to provide benefits, including medical insurance, for 24 months following termination. Under Mr. Lampen and Ms. Peña’s employment agreements, if we terminate either of their employment without “cause,” we have agreed to pay their annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and, in the case of Ms. Peña, to provide benefits, including medical insurance, for 12 months following termination.

Also, if we terminate any of the executives without “cause,” then such executive is entitled to accelerated vesting or other treatment of some or all of the equity awards granted to such executive under the terms of such executive’s employment agreement.

Subject to his compliance with the terms of his employment agreement and the terms of his option and restricted stock agreements, for Mr. Lampen, any tranche of unvested shares or options held by the executive that would have vested following termination will accelerate and vest without any further action of any kind by our company or the executive. Further, subject to the terms of his option agreements, any stock option held by Mr. Lampen that is vested at the time of his termination will be exercisable until the expiration date of such option pursuant to its terms. Subject to their compliance with the terms of their respective employment agreements, for Messrs. Glover, Spillane and Small, any tranche of unvested shares or options held by the executive that would have vested during the 24 month period following termination will accelerate and vest without any further action of any kind by our company or the executive. Further, any stock option held by the executive that is vested at the time of the executive’s termination will be exercisable until the earlier to occur of (i) the expiration date of such option pursuant to its terms and (ii) 24 months following the date of termination. Subject to her compliance with the terms of her employment agreement, for Ms. Peña, any tranche of unvested shares or options held by her that would have vested during the 12 month period following termination will accelerate and vest without any further action of any kind by our company or Ms. Peña. Further, any stock option held by Ms. Peña that is vested at the time of her termination will be exercisable until the earlier to occur of (i) the expiration date of such option pursuant to its terms and (ii) 12 months following the date of termination.

Per the employment agreements, “cause” is defined as the executive’s (i) having committed in the performance of his or her duties under the agreement one or more acts or omissions constituting fraud, dishonesty, or willful injury to our company which results in a material adverse effect on the business, financial condition or results of operations of our company, (ii) having committed one or more acts constituting gross neglect or willful misconduct which results in a material adverse effect on the business, financial condition or results of operations of our company, (iii) breach of his or her fiduciary duties, (iv) failure to substantially perform assigned duties relating to executive’s performance under the agreement (other than any such failure owing to the executive becoming disabled as reasonably determined by a majority of our compensation committee and, in all cases except for Mr. Lampen, after consultation with our chief executive officer), (v) conviction of, or the entry by the executive of any plea of guilty or nolo contendere to, any felony, or (vi) material breach of any provision of the employment agreement as reasonably determined by our compensation committee and, in all cases except for Mr. Lampen, after consultation with our chief executive officer, subject to a thirty (30) day cure period.

Non-Renewal of Employment Agreement

If we do not renew the employment agreements with Messrs. Glover, Spillane or Small, then such executive is entitled to receive his annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and benefits, including medical insurance, for 24 months following termination. If we do not renew the employment agreements with Mr. Lampen or Ms. Peña, then such executive is entitled to receive his or her annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and, in the case of Ms. Peña, benefits, including medical insurance, for 12 months following termination. Further, such executives shall have any tranche of unvested restricted stock or options to purchase common stock vest on the terms set forth above in “Termination Without Cause.”

Termination Due to Death or Disability

The employment agreements of Messrs. Lampen, Glover, Spillane and Small and Ms. Peña each provide that, in each case, if we terminate such executive due to a “disability,” or if such executive’s employment is terminated as a result of such executive’s death, the executive will be entitled to any salary owed to the executive through the date of termination, bonus for the year in which the termination occurred, and base salary for the duration of such executive’s severance period (24 months in the case of Messrs. Glover, Spillane and Small and 12 months in the case of Mr. Lampen and Ms. Peña). Further, all stock options and restricted stock awards held by the executive will fully vest and be exercisable for a period of two (2) years from date of termination for death or disability in the case of Messrs. Glover, Spillane and Small, one (1) year in the case of Ms. Peña and until the expiration of such option pursuant to its terms in the case of Mr. Lampen. For each of our named executive officers, a “disability” is defined in the employment agreements as the executive becoming physically or mentally disabled or incapacitated to the extent that the executive has been or will be unable to perform the duties under the employment agreement on account of such disabilities or incapacitation for a continuous period of six (6) months as determined by a qualified independent physician or group of physicians selected by our company and approved by the executive or his or her representative.

Termination by Employee with Good Reason

Each of Messrs. Glover’s, Spillane’s and Small’s employment agreements provides that if he terminates his employment for “good reason,” we will pay the executive his annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and to provide benefits, including medical insurance, for 24 months following termination. Under Mr. Lampen’s and Ms. Peña’s employment agreements, if either executive terminates his or her employment for “good reason,” we have agreed to pay their annual base salary, a bonus equal to the bonus paid for the period immediately prior to the termination and, in the case of Ms. Peña, to provide benefits, including medical insurance, for 12 months following termination.

Subject to his compliance with the terms of his employment agreement and the terms of his option and restricted stock agreements, for Mr. Lampen, any tranche of unvested shares or options held by the executive that would have vested following termination will accelerate and vest without any further action of any kind by our company or the executive. Further, subject to the terms of his option agreements, any stock option held by Mr. Lampen that is vested at the time of his termination will be exercisable until the expiration date of such option pursuant to its terms. Subject to their compliance with the terms of their respective employment agreements, for Messrs. Glover, Spillane and Small, any tranche of unvested shares or options held by the executive that would have vested during the 24 month period following termination for “good reason” will accelerate and vest without any further action of any kind by our company or the executive. Further, any stock option held by the executive that is vested at the time of the executive’s termination for “good reason” will be exercisable until the earlier to occur of (i) the expiration date of such option pursuant to its terms and (ii) 24 months following the date of termination. Subject to her compliance with the terms of her employment agreement, for Ms. Peña, any tranche of unvested shares or options held by her that would have vested during the 12 month period following termination for “good reason” will accelerate and vest without any further action of any kind by our company or Ms. Peña. Further, any stock option held by Ms. Peña that is vested at the time of her termination for “good reason” will be exercisable until the earlier to occur of (i) the expiration date of such option pursuant to its terms and (ii) 12 months following the date of termination.

Per the agreement for Mr. Lampen, “good reason” means a termination by executive of such executive’s employment within sixty (60) days after, without his consent (i) a material diminution of his title, duties or responsibilities as provided in the agreement, including without limitation, the failure to elect or re-elect his as President and Chief Executive Officer of the company or as a member of the Board of Directors of the company, or the removal of Mr. Lampen from such position, (ii) any material diminution his base salary from that in effect on the effective date of the agreement or the most recent anniversary thereof, (iii) relocation by the company of his primary office to any location more than fifty (50) miles away from Miami, Florida or (iv) the company’s material breach of any provision of the employment agreement; provided, however, good reason shall only occur if Mr. Lampen gives the company sixty (60) days’ prior notice of his intent to terminate his employment setting forth with reasonable specificity the event that constitutes “good reason”, which written notice, to be effective, must be provided to the company within sixty (60) days of his knowledge (whether actual or constructive, including, without limitation, knowledge that Mr. Lampen would have reasonably obtained after making due and appropriate inquiry) of such event.

Per the agreements for Messrs. Glover, Spillane and Small and Ms. Peña, “good reason” means a termination by executive of such executive’s employment within sixty (60) days after (i) any material diminution in the nature, title, base salary, target incentive bonus opportunity as a percentage of base salary or status of such executive’s job responsibilities from those in effect on the effective date of executive’s employment agreement or the most recent anniversary thereof, (ii) relocation by our company of the executive’s office to any location not within fifty (50) miles from executive’s principal place of employment in New York City as of the effective date of the executive’s employment agreement or (iii) our company’s material breach of any provision of the executive’s employment agreement which is not cured within thirty (30) days after written notice thereof from executive to our company.

Any severance payments to Messrs. Lampen, Glover, Spillane and Small and Ms. Peña described above under “Termination Without Cause,” “Non-Renewal of Employment Agreement,” “Termination Due to Death or Disability” and “Termination by Employee with Good Reason” are in consideration of the non-compete provisions contained in such named executive officer’s employment agreement.

Each of Messrs. Glover, Spillane and Small is prohibited from, during the term of his employment and for 18 months thereafter, (i) soliciting employees to terminate their employment, (ii) soliciting business from our customers or (iii) ownership of, or employment or consultation with, competing companies. Mr. Lampen and Ms. Peña are prohibited from, during the term of his or her employment and for 12 months thereafter, (i) soliciting employees to terminate their employment, (ii) soliciting business from our customers or (iii) ownership of, or employment or consultation with, competing companies.

Change in Control

If any of Messrs. Lampen, Glover, Spillane or Small or Ms. Peña is terminated within two years after any “change of control” (as defined below), either by the executive for “good reason” or by our company or its successor without “cause,” the executive will be paid a lump sum payment equal to two times such executive’s base salary and bonus (in the case of Messrs. Glover, Spillane and Small) or one time such executive’s base salary and bonus (in the case of Mr. Lampen and Ms. Peña). The executive (other than Mr. Lampen) will also be entitled to participate in all benefit plans during such executive’s severance period. Unvested shares or options held by each executive would accelerate as described above under “Termination by Employee with Good Reason” or “Termination Without Cause,” as applicable.

For Messrs. Lampen, Glover, Spillane and Small and Ms. Peña, a “change of control” is defined as: (i) any person (as such term is used in Section 13(d) of the Exchange Act), other than Dr. Phillip Frost, any member of his immediate family, and any “person” or “group” (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership, corporate or other entity controlled by any of the foregoing, becomes the “beneficial owner” (as determined pursuant to Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of our company representing more than thirty-five percent (35%) of the aggregate voting power of our company’s then outstanding securities, other than by acquisition directly from our company; (ii) there has been a merger or equivalent combination involving our company after which forty-nine percent (49%) or more of the voting stock of the surviving corporation is held by persons other than former shareholders of our company; (iii) during any period of two consecutive years, individuals who at the beginning of such period were members of our board of directors cease for any reason to constitute at least a majority thereof (unless the appointment, election, or the nomination for election by our stockholders, of each director elected during such consecutive two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period); or (iv) our company sells or disposes of all or substantially all of its assets.

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

The following table quantifies for each named executive officer the estimated potential severance payments and benefits that would be provided, if each termination circumstance set forth below occurred on March 31, 2019.

Named Executive Officer	Severance Payment (1)	Estimated Value of Benefits (2)	Benefit of Acceleration for Vesting of Option and Restricted Stock Awards (3)
Richard J. Lampen
Termination without cause/with good reason	$515,000	-	-
Non-renewal of employment agreement	515,000	-	-
Termination due to death/disability	515,000	-	-
Change in control	515,000	-	-
Alfred J. Small
Termination without cause/with good reason	786,675	$80,050	$108,675
Non-renewal of employment agreement	786,675	80,050	108,675
Termination due to death/disability	697,675	N/A	108,675
Change in control	786,675	80,050	108,675
John S. Glover
Termination without cause/with good reason	966,808	53,709	156,975
Non-renewal of employment agreement	966,808	53,709	156,975
Termination due to death/disability	836,808	N/A	156,975
Change in control	966,808	53,709	156,975
T. Kelley Spillane
Termination without cause/with good reason	857,997	78,334	108,675
Non-renewal of employment agreement	887,997	78,334	108,675
Termination due to death/disability	768,997	N/A	108,675
Change in control	857,997	78,334	108,675
Alejandra Peña
Termination without cause/with good reason	298,851	27,759	90,953
Non-renewal of employment agreement	298,851	27,759	90,563
Termination due to death/disability	298,851	N/A	90,563
Change in control	298,851	27,759	90,563

(1)	Severance payments (including bonus) would be paid out over the duration of the severance period, except in the case of a change in control wherein payment would be made in a lump sum.
(2)	Estimated using the value of COBRA payments at the rates in effect on March 31, 2019.
(3)	With respect to option awards, the estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon the termination circumstance indicated by the difference between the closing price of our common stock on March 29, 2019, which was $0.70, and the exercise price of the stock option. This column shows a benefit for each of Messrs. Lampen, Glover, Spillane and Small and Ms. Peña due to the accelerated vesting of option awards and restricted stock awards granted to each such named executive officer.

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

We identified our median employee from all full-time, part-time, and temporary workers who were included as employees on our payroll records as of a determination date of March 31, 2019, based on fiscal 2019 base salaries (excluding the chief executive officer). For employees hired during the year, their compensation was annualized to reflect a full year of wages. For international employees, their pay was converted to US dollar equivalents using exchange rates as of the determination date.

The fiscal 2019 annual total compensation as determined under Item 402 of Regulation S-K for our chief executive officer was $450,000, as reported in the Summary Compensation Table of this annual report. The fiscal 2019 annual total compensation as determined under Item 402 of Regulation S-K for our median employee was $108,000. The ratio of our chief executive officer’s annual total compensation to our median employee’s annual total compensation for fiscal year 2019 is 4 to 1.

Director Compensation

The following table summarizes compensation paid to directors during our 2019 fiscal year.

Fiscal 2019 Director Compensation

Name	Fees Earned or Paid in Cash		Restricted Stock Awards (1)		Total
Mark E. Andrews, III	$100,000	(2)	$146,400	(2)	$246,400
John Beaudette	30,000		13,200	(3)	43,200
Henry C. Beinstein	32,500		13,200	(4)	45,700
Phillip Frost, M.D.	25,000		13,200	(5)	38,200
Dr. Richard M. Krasno	57,500		13,200	(6)	70,700
Richard J. Lampen	-	(7)	-		-
Steven D. Rubin	35,000		13,200	(8)	48,200
Mark Zeitchick	27,500		13,200	(9)	40,700

(1)	Represents the estimated grant date fair value of restricted stock granted for the fiscal year ended March 31, 2019 in accordance with ASC 718, rather than the amount paid to or realized by the director. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. The ASC 718 amounts from these grants may never be realized.
(2)	Mr. Andrews, our chairman, receives an annual salary of $100,000. We do not pay any additional cash compensation for his services as a director. As of March 31, 2019, Mr. Andrews held options to purchase 1,775,000 shares of our common stock and 240,000 shares of restricted common stock.
(3)	As of March 31, 2019, Mr. Beaudette held options to purchase 140,000 shares of our common stock and 22,500 shares of restricted common stock.
(4)	As of March 31, 2019, Mr. Beinstein held options to purchase 80,000 shares of our common stock and 22,500 shares of restricted common stock.
(5)	As of March 31, 2019, Dr. Frost held options to purchase 80,000 shares of our common stock and 22,500 shares of restricted common stock.
(6)	As of March 31, 2019, Dr. Krasno held options to purchase 140,000 shares of our common stock and 22,500 shares of restricted common stock.
(7)	Mr. Lampen, our president and chief executive officer, receives no additional compensation for his services as a director.
(8)	As of March 31, 2019, Mr. Rubin held options to purchase 140,000 shares of our common stock and 22,500 shares of restricted common stock.
(9)	As of March 31, 2019, Mr. Zeitchick held options to purchase 160,000 shares of our common stock and 22,500 shares of restricted common stock.

Our board of directors believes that compensation for our non-employee directors should be a combination of cash and equity-based compensation. Employee directors are not paid for their service on the board of directors and only receive compensation as employees.

In December 2008, effective with the 2008 annual meeting, our board of directors approved the payment of annual compensation of our non-employee directors comprised of cash and options granted under our stock incentive plans. In March 2018, our board of directors approved a change in the annual compensation of our non-employee directors by replacing the initial and annual option grants with grants of restricted shares of our common stock. In May 2018, our board of directors approved (i) the payment of an annual fee of $25,000 to the lead independent director and (ii) effective as of April 1, 2018, an increase in the annual director retainer from $10,000 to $25,000. The current compensation of our non-employee directors is as set forth in the following table:

Type of Compensation	Amount
Annual director retainer (paid quarterly)	$25,000
Additional annual retainer for committee participants, except chairs (paid quarterly)	$2,500
Additional annual retainer for committee chairs (paid quarterly)	$5,000
Additional annual retainer for the lead independent director (paid quarterly)	$25,000
Grant of restricted shares of our common stock upon initial election	50,000 shares
Grant of restricted shares of our common stock for board service (per director, per year)	15,000 shares
Reimbursement of expenses related to board attendance	Reasonable expenses reimbursed as incurred

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership

The table below shows the number of shares of our common stock beneficially owned as of July 22, 2019 by (i) those persons or groups known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, who we refer to as named executive officers, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each individual or group is based upon information in SEC documents, other publicly available information, or information available to us. Percentage ownership information is based on 170,374,173 shares of our common stock issued and outstanding as of July 22, 2019.

Shares of our common stock issuable upon the exercise of options or the conversion of convertible notes that are exercisable or convertible within 60 days of July 22, 2019 are deemed to be outstanding and beneficially owned by the person holding the options or convertible notes for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares	Percent

Phillip Frost, M.D. and related entities (1)
4400 Biscayne Blvd., Suite 1500
Miami, FL 33137	54,236,285	31.8%

Vector Group Ltd. (2)
4400 Biscayne Blvd., 10th Floor
Miami, FL 33137	12,895,017	7.6%
Mark E. Andrews, III (3)	6,908,487	4.0%
John Beaudette (4)	235,246	*
Henry C. Beinstein (5)	370,000	*
John S. Glover (6)	2,651,677	1.5%
Dr. Richard M. Krasno (7)	220,000	*
Richard J. Lampen (8)	7,063,535	4.1%
Alejandra Peña (9)	619,494	*
Steven D. Rubin (10)	271,000	*
Alfred J. Small (11)	1,254,512	*
T. Kelley Spillane (12)	1,272,398	*
Mark Zeitchick (13)	270,000	*
All directors and executive officers as a group (12 persons) (14)	75,372,633	41.97%

* Less than 1 percent.

Except as otherwise indicated, the address of each person named in this table is c/o Castle Brands Inc., 122 East 42nd Street, Suite 5000, New York, New York 10168.

(1)

Includes 80,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019. Also includes 22,500 shares of common stock held directly by Dr. Frost which are subject to vesting restrictions. Based on the Schedule 13D (Amendment No. 11), filed on February 14, 2019 by Dr. Frost, and our knowledge, of the 54,236,285 shares beneficially owned, Dr. Frost has (a) sole voting power with respect to 889,776 shares, (b) shared voting power with respect to 53,346,509 shares, (c) sole dispositive power with respect to 889,776 shares, and (d) shared dispositive power over 53,346,509 shares. Also includes 9,370,790 shares of common stock held by Frost Nevada Investments Trust. Frost-Nevada Limited Partnership is the sole and exclusive beneficiary of Frost Nevada Investments Trust, of which Dr. Frost is the trustee. Dr. Frost is one of five limited partners of Frost-Nevada Limited Partnership and the sole shareholder of Frost-Nevada Corporation, which is the sole general partner of Frost Nevada Limited Partnership. Dr. Frost disclaims beneficial ownership of the shares held by Frost Nevada Investments Trust, except to the extent of his pecuniary interest. Also includes 43,975,719 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Frost is the trustee. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.

(2)

Based on the Schedule 13D (Amendment No. 3), filed with the SEC on March 14, 2014, by Vector Group Ltd., and our knowledge, of the 12,895,017 shares beneficially owned, Vector Group Ltd. has sole voting power and sole dispositive power over all 12,895,017 shares. Excludes (i) 7,063,535 shares of common stock beneficially owned by Richard J. Lampen, the executive vice president of Vector Group, and a director and the president and chief executive officer of our company, and (ii) 370,000 shares of common stock beneficially owned by Henry C. Beinstein, a director of our company, who is also a director of Vector Group.

(3)	Includes 1,183,079 shares of common stock held by Knappogue Corp. Knappogue Corp. is controlled by Mr. Andrews and his family. Mr. Andrews disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 250,000 shares of common stock which are subject to vesting restrictions, 1,700,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019 and 2,867,659 shares of common stock held jointly by Mr. Andrews and his wife.

(4)	Includes 9,246 shares of common stock held by BPW Holdings LLC, an entity of which Mr. Beaudette is a principal interest holder. Mr. Beaudette disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Also includes 22,500 shares of common stock which are subject to vesting restrictions and 140,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019.

(5)	Includes 22,500 shares of common stock which are subject to vesting restrictions and 80,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Beinstein serves as a director.

(6)	Includes 292,500 shares of common stock which are subject to vesting restrictions and 1,718,750 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019.

(7)	Includes 22,500 shares of common stock which are subject to vesting restrictions and 140,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019.

(8)	Includes 3,250,000 shares of common stock issuable upon exercise of options held by Mr. Lampen exercisable within 60 days of July 22, 2019. Also includes 1,016,065 shares of common stock held by Mr. Lampen’s wife, as to which he disclaims beneficial ownership. Excludes shares of common stock beneficially owned by Vector Group, of which Mr. Lampen serves as an executive officer.

(9)	Includes 168,750 shares of common stock which are subject to vesting restrictions and 417,500 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019.

(10)	Includes 22,500 shares of common stock which are subject to vesting restrictions and 140,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019.

(11)	Includes 202,500 shares of common stock which are subject to vesting restrictions and 690,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019.

(12)	Includes 202,500 shares of common stock which are subject to vesting restrictions and 675,883 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019.

(13)	Includes 22,500 shares of common stock which are subject to vesting restrictions and 160,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019.

(14)	Includes 1,251,250 shares of common stock which are subject to vesting restrictions and 9,192,133 shares of common stock issuable upon exercise of options exercisable within 60 days of July 22, 2019.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2019 regarding compensation plans under which our equity securities are authorized for issuance.

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

Related Party Transactions

Agreement with Ladenburg Thalmann Financial Services Inc.

In November 2008, we entered into an agreement to reimburse Ladenburg Thalmann Financial Services Inc. for its costs in providing certain administrative, legal and financial services to us. Mr. Lampen, our president and chief executive officer and a director, is the president and chief executive officer and chairman of Ladenburg Thalmann Financial Services Inc. Dr. Frost, one of our directors and our principal shareholder, is the former chairman and former principal shareholder of Ladenburg Thalmann Financial Services Inc. Mr. Beinstein and Dr. Krasno, two of our directors, are directors of Ladenburg Thalmann Financial Services Inc. Mr. Zeitchick, one of our directors, is an executive vice president and a director of Ladenburg Thalmann Financial Services Inc. For the fiscal year ended March 31, 2019, Ladenburg Thalmann Financial Services Inc. was paid $281,750 under this agreement.

Agreement with Vector Group Ltd.

In November 2008, we entered into a management services agreement with Vector Group Ltd., a more than 5% shareholder of ours, under which Vector Group agreed to make available to us the services of Mr. Lampen, Vector Group’s executive vice president, effective October 11, 2008 to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with corporate taxes and complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, we agreed to pay Vector Group an annual fee of $100,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and to indemnify Vector Group for any liabilities arising out of the provision of the services. The agreement is terminable by either party upon 30 days’ prior written notice. During the fiscal year ended March 31, 2019, we paid Vector Group $125,349 under this agreement. Mr. Beinstein, a director of our company, is also a director of Vector Group and Dr. Frost, a director of ours and our principal shareholder, is a principal shareholder of Vector Group.

Loans from Certain Executive Officers, Directors and Shareholders

In August 2015, we entered into amendments (together, the “Amendments”) to our Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with ACF FinCo I LP (“ACF”). The Amendments provided for a sublimit to our revolving credit facility in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”), subject to certain conditions set forth in the Amended Loan Agreement. The Purchased Inventory Sublimit replaced a term loan of $2.5 million with the predecessor entity of ACF, which was paid in full in May 2015 in the normal course of business. The interest rate applicable to the Purchased Inventory Sublimit was the rate that, when annualized, was the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%.

ACF required as a condition to entering into an amendment to the Amendment that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust, an entity affiliated with Dr. Frost ($150,000), Mark E. Andrews, III ($50,000), Richard J. Lampen ($100,000), Brian L. Heller, our general counsel and assistant secretary ($42,500), and Alfred J. Small, our senior vice President, chief financial officer, treasurer & secretary ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit will be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and our wholly-owned subsidiary, Castle Brands (USA) Corp. (“CB-USA”), are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the Amendment and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement. During the fiscal year ended March 31, 2019, we paid the following amounts of principal to related parties under the participation agreement: an affiliate of Dr. Frost ($92,155), Mr. Andrews ($30,718), an affiliate of Mr. Lampen ($61,437), Mr. Heller ($26,111) and Mr. Small ($9,216). During the fiscal year ended March 31, 2019, we paid the following amounts of interest to related parties under the participation agreement: an affiliate of Dr. Frost ($31,305), Mr. Andrews ($10,435), an affiliate of Mr. Lampen ($20,870), Mr. Heller ($8,870) and Mr. Small ($3,131).

In April 2018, we acquired $2,001,000 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of ours, including Frost Gamma Investments Trust ($100,050), Richard J. Lampen ($66,700), Mark E. Andrews, III ($33,350), Brian L. Heller ($28,348), and Alfred J. Small ($10,005), as junior participants in the Purchased Inventory Sublimit with respect to such purchase.

In June 2018, we acquired $1,035,000 in aged bulk bourbon under the Purchased Inventory Sublimit with additional borrowings from certain related parties of ours, including Frost Gamma Investments Trust ($51,750), Richard J. Lampen ($34,500), Mark E. Andrews, III ($17,250), Brian L. Heller ($14,663), and Alfred J. Small ($5,175), as junior participants in the Purchased Inventory Sublimit with respect to such purchase.

In July 2019, we, and our wholly-owned subsidiary, Castle Brands (USA) Corp. (“CB-USA”), entered into an Eighth Amendment to the Amended Loan Agreement (the “Eighth Amendment”). Among other changes, the Eighth Amendment removed the Purchased Inventory Sublimit. As a result of the removal of the Purchased Inventory Sublimit, all amounts owed to Frost Gamma Investments Trust, Richard J. Lampen, Mark E. Andrews, III, Brian L. Heller and Alfred J. Small pursuant to the participation agreement were repaid in full.

In March 2017, we issued a promissory note to Frost Nevada Investment Trust, an affiliate of Dr. Frost (the “Subordinated Note”) in the aggregate principal amount of $20 million. In April 2018, we entered into a first amendment to the Subordinated Note to extend the maturity date on the Subordinated Note from March 15, 2019 until September 15, 2020. No other provisions of the Subordinated Note were amended. The purpose of the Subordinated Note was to finance the acquisition of an additional 20.1% of Gosling-Castle Partners, Inc. The Subordinated Note, as amended, bore interest quarterly at the rate of 11% per annum. The principal and interest accrued thereon was due and payable in full on September 15, 2020. In July 2019, the Subordinated Note was prepaid in full by the Company, in the amount of $20,183,333, including accrued but unpaid interest, without penalty.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to EisnerAmper LLP

The following table sets forth the fees that we were billed for the audit and other services provided by EisnerAmper LLP, our independent registered public accounting firm, in fiscal years 2019 and 2018:

	2019	2018
Audit Fees	$537,000	$549,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$537,000	$549,500

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

All Other Fees

This category would consist of fees for other miscellaneous items, not described in the categories above.

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

Our audit committee pre-approved all fees of EisnerAmper LLP, our independent registered public accounting firm, for fiscal 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b)

Exhibit
Number	Exhibit

31.3	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (incorporated by reference to exhibit 101.INS to our annual report on Form 10-K filed with the SEC on June 14, 2019)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to exhibit 101.SCH to our annual report on Form 10-K filed with the SEC on June 14, 2019)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to exhibit 101.CAL to our annual report on Form 10-K filed with the SEC on June 14, 2019)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to exhibit 101.DEF to our annual report on Form 10-K filed with the SEC on June 14, 2019)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to exhibit 101.LAB to our annual report on Form 10-K filed with the SEC on June 14, 2019)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to exhibit 101.PRE to our annual report on Form 10-K filed with the SEC on June 14, 2019)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2019.

CASTLE BRANDS INC.

By:	/s/ RICHARD J. LAMPEN
Richard J. Lampen
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ALFRED J. SMALL
Alfred J. Small
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

