Form 10-Q
period 2019-06-30
Castle Brands Inc
filed 2019-08-09
CIK 1311538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-32849

CASTLE BRANDS INC.

(Exact name of registrant as specified in its charter)

Florida	41-2103550
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

122 East 42nd Street, Suite 5000,
New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 356-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	ROX	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Company had 170,282,894 shares of $.01 par value common stock outstanding at August 7, 2019.

CASTLE BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2019	March 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$498,176	$517,309
Accounts receivable - net of allowance for doubtful accounts of $ 508,811 and $476,116 at June 30 and March 31, 2019, respectively	14,222,854	16,494,234
Due from related parties	6,183	-
Inventories - net of allowance for obsolete and slow-moving inventory of $411,270 and $423,913 at June 30 and March 31, 2019, respectively	46,142,422	44,232,340
Prepaid expenses and other current assets	5,232,194	5,751,382

Total Current Assets	66,101,829	66,995,265

Equipment - net	691,072	724,597

Intangible assets - net of accumulated amortization of $8,733,119 and $8,689,254 at June 30 and March 31, 2019, respectively	5,721,079	5,764,944
Right-of-use assets – operating leases	322,391	-
Right-of-use assets – finance leases	60,077
Goodwill	496,226	496,226
Investment in non-consolidated affiliate, at equity	956,013	960,853
Deferred tax assets	10,145,108	9,552,385
Restricted cash	352,755	352,428
Other assets	103,473	133,868

Total Assets	$84,950,023	$84,980,566

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of notes payable	$326,613	$87,678
Accounts payable	12,879,183	11,375,965
Accrued expenses	2,705,327	3,849,178
Lease liabilities – operating leases	249,096	-
Lease liabilities – finance leases	18,820	-
Due to shareholders and affiliates	2,186,388	2,733,759

Total Current Liabilities	18,365,427	18,046,580

Long-Term Liabilities
Credit facility, net (including $834,167 of related-party participation at June 30 and March 31, 2019)	26,759,606	26,814,941
Lease liabilities – operating leases	41,708	-
Lease liabilities – finance leases	41,832	-
Notes payable - 11% Subordinated note	20,000,000	20,000,000
Notes payable - GCP Note	-	211,580
Deferred tax liability	514,121	514,121
Other	43,816	43,816

Total Liabilities	65,766,510	65,631,038

Commitments and Contingencies (Note 14)
Equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30 and March 31, 2019	-	-
Common stock, $.01 par value, 300,000,000 shares authorized at June 30 and March 31, 2019, 169,273,927 and 169,107,996 shares issued and outstanding at June 30 and March 31, 2019, respectively	1,692,740	1,691,080
Additional paid-in capital	157,895,754	157,342,730
Accumulated deficit	(145,098,551)	(144,227,656)
Accumulated other comprehensive loss	(2,194,314)	(2,207,018)

Total controlling shareholders’ equity	12,295,629	12,599,136

Noncontrolling interests	6,887,884	6,750,392

Total Equity, including noncontrolling interests	19,183,513	19,349,528

Total Liabilities and Equity	$84,950,023	$84,980,566

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2019	2018
Sales, net*	$22,635,741	$23,104,388
Cost of sales*	13,794,530	13,844,836

Gross profit	8,841,211	9,259,552

Selling expense	6,259,002	5,821,890
General and administrative expense	2,489,192	2,517,266
Depreciation and amortization	123,238	235,792

(Loss) income from operations	(30,221)	684,604

Other expense, net	(1,192)	(405)
(Loss) income from equity investment in non-consolidated affiliate	(4,840)	34,028
Foreign exchange (loss) gain	(71,324)	44,464
Interest expense, net	(1,207,845)	(1,051,942)

Loss before provision for income taxes	(1,315,422)	(289,251)
Income tax benefit (expense), net	582,019	(18,115)

Net loss	(733,403)	(307,366)
Net income attributable to noncontrolling interests	(137,492)	(383,341)

Net loss attributable to common shareholders	$(870,895)	$(690,707)

Net loss per common share, basic and diluted, attributable to common shareholders	$(0.01)	$(0.00)

Weighted average shares used in computation, basic and diluted, attributable to common shareholders	167,577,755	165,520,314

* Sales, net and Cost of sales include excise taxes of $1,364,333 and $1,834,254 for the three months ended June 30, 2019 and 2018, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

4

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,
	2019	2018
Net loss	$(733,403)	$(307,366)

Other comprehensive income (loss):
Foreign currency translation adjustment	12,704	(76,329)

Total other comprehensive income (loss):	12,704	(76,329)

Comprehensive loss	$(720,699)	$(383,695)

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE, MARCH 31, 2018	166,330,733	$1,663,307	$154,731,044	$(149,891,272)	$(2,082,011)	$3,568,636	$7,989,704

Net loss				(690,707)		383,341	(307,366)
Foreign currency translation adjustment					(76,329)		(76,329)
Exercise of common stock options	503,166	5,032	210,984				216,016
Restricted share grants	1,100,000	11,000	(11,000)				-
Common stock purchased under employee stock purchase plan	41,902	419	40,540				40,959
Stock-based compensation			490,485				490,485

BALANCE, JUNE 30, 2018	167,975,801	$1,679,758	$155,462,053	$(150,581,979)	$(2,158,340)	$3,951,977	$8,353,469
BALANCE, MARCH 31, 2019	169,107,996	$1,691,080	$157,342,730	$(144,227,656)	$(2,207,018)	$6,750,392	$19,349,528

Net loss				(870,895)		137,492	(733,403)
Foreign currency translation adjustment					12,704		12,704
Exercise of common stock options	171,000	1,710	58,140				59,850
Restricted shares forfeited	(60,633)	(606)	606				-
Common stock purchased under employee stock purchase plan	55,564	556	55,008				55,564
Stock-based compensation			439,270				439,270

BALANCE, JUNE 30, 2019	169,273,927	$1,692,740	$157,895,754	$(145,098,551)	$(2,194,314)	$6,887,884	$19,183,513

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(733,403)	$(307,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,200	235,792
Provision for doubtful accounts	15,000	14,559
Amortization of right-of-use assets	5,038	-
Amortization of deferred financing costs	34,448	42,680
Deferred income tax benefit, net	(592,723)	60
Net (loss) income from equity investment in non-consolidated affiliate	4,840	(34,028)
Effect of changes in foreign currency translation	71,324	(44,464)
Stock-based compensation expense	439,270	490,485
Addition to provision for obsolete inventories	-	13,046
Changes in operations, assets and liabilities:
Accounts receivable	2,259,558	1,229,090
Due from affiliates	(6,183)	-
Inventory	(1,967,158)	(3,476,002)
Prepaid expenses and supplies	519,415	(43,348)
Other assets	(3,001)	(25,756)
Accounts payable and accrued expenses	351,514	(1,439,760)
Accrued interest	2,645	2,645
Due to related parties	(547,372)	(525,227)

Total adjustments	704,815	(3,560,228)

NET CASH USED IN OPERATING ACTIVITIES	(28,588)	(3,867,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(41,194)	(85,282)

NET CASH USED IN INVESTING ACTIVITIES	(41,194)	(85,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from credit facility	(56,387)	3,971,018
Net proceeds from (payments on) foreign revolving credit facility	23,276	(22,675)
Proceeds from issuance of common stock under employee stock purchase plan	55,564	40,959
Proceeds from exercise of common stock options	59,850	216,018

NET CASH PROVIDED BY FINANCING ACTIVITIES	82,303	4,205,320

EFFECTS OF FOREIGN CURRENCY TRANSLATION	(31,327)	(34,825)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,806)	217,619

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - BEGINNING	869,737	759,266

CASH AND CASH EQUIVALENTS	498,176	614,402
RESTRICTED CASH	352,755	362,483
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - ENDING	$850,931	$976,885

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,184,838	$1,003,589
Income taxes paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The condensed consolidated balance sheet as of March 31, 2019 is derived from the March 31, 2019 audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Castle Brands Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended March 31, 2019 included in the Company’s annual report on Form 10-K for the year ended March 31, 2019, as amended (“2018 Form 10-K”). Please refer to the notes to the audited consolidated financial statements included in the 2019 Form 10-K for additional disclosures and a description of accounting policies.

A.	Description of business - The consolidated financial statements include the accounts of Castle Brands Inc. (the “Company”), its wholly-owned domestic subsidiaries, Castle Brands (USA) Corp. (“CB-USA”) and McLain & Kyne, Ltd. (“McLain & Kyne”), the Company’s wholly-owned foreign subsidiaries, Castle Brands Spirits Group Limited (“CB-IRL”), Castle Brands Spirits Marketing and Sales Company Limited, and Great Spirits Whiskey Company Limited, and the Company’s 80.1% ownership interest in Gosling-Castle Partners Inc. (“GCP”), with adjustments for income or loss allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

B.	Liquidity - In July 2019, the Company increased the maximum amount available under the Ares Credit Facility from $27,000,000 to $60,000,000, extended the term of the facility to July 31, 2023, reduced the stated interest rate on the facility and repaid in full the $20,000,000 11% subordinated note due September 15, 2020 (as described in Note 7C). The Company believes that its current cash and working capital and the availability under the Credit Facility (as defined in Note 7C) will enable it to fund its obligations, meet its working capital needs and whiskey purchase commitments until it achieves profitability, ensure continuity of supply of its brands and support new brand initiatives and marketing programs through at least August 2020. The Company believes it can continue to meet its operating needs through additional mechanisms, if necessary, including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

C.	Organization and operations - The Company is principally engaged in the importation, marketing and sale of premium and super premium rums, whiskey, liqueurs, vodka, tequila and related non-alcoholic beverage products in the United States, Canada, Europe and Asia.

D.	Revenues - The Company operates in one reportable segment and derives substantially all of its revenue from the sale and delivery of premium beverage alcohol and related non-alcoholic beverage products. In the U.S., the Company is required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell its brands to retail outlets. In its international markets, the Company relies primarily on established spirits distributors in much the same way as in the U.S. Revenue from product sales is recognized when the product is shipped to a customer (generally a distributor) and title and risk of loss has passed to the customer in accordance with the terms of sale and collection is reasonably assured. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

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

See Note 14 for disaggregation of revenue by product as the Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

The Company does not have any customer contracts that meet the definition of unsatisfied performance obligations in accordance with U.S. GAAP.

E.	Equity investments - Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists. The Company classifies its equity earnings of equity investments as a component of net income or loss.

F.	Goodwill and other intangible assets - Goodwill represents the excess of purchase price, including related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

G.	Impairment of long-lived assets - Under Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

H.	Excise taxes and duty - Excise taxes and duty are computed at standard rates based on alcohol proof per gallon/liter and are paid after finished goods are imported into the United States or other relevant jurisdiction and then transferred out of “bond.” Excise taxes and duty are recorded to inventory as a component of the cost of the underlying finished goods. When the underlying products are sold “ex warehouse”, the sales price reflects the taxes paid and the inventoried excise taxes and duties are charged to cost of sales.

I.	Foreign currency - The functional currency for the Company’s foreign operations is the Euro in Ireland and the British Pound in the United Kingdom. Under ASC 830, “Foreign Currency Matters”, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are shown as a separate line item in the consolidated statements of operations.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

J.	Fair value of financial instruments - ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair-value and the reported amounts of financial instruments in the Company’s balance sheets due to the short-term maturity of these instruments, or with respect to the Company’s debt, as compared to the current borrowing rates available to the Company.

The Company’s investments are reported at fair value in accordance with authoritative guidance, which accomplishes the following key objectives:

-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
-	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
-	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
-	Expands disclosures about instruments measured at fair value.

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

The Company has adopted the provisions of ASC 740-10 and as of June 30, 2019, the Company had reserves for uncertain tax positions (including related interest and penalties) for various state and local taxes of $43,816. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

L.

Recent accounting pronouncements - In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

M.	Accounting standards adopted – In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718 to include share-based payments to non-employees for goods or services. This ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). This guidance became effective for the Company as of April 1, 2019. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required so that users are able to understand more about the nature of an entity’s leasing activities. Accounting for lessors remains largely unchanged from current U.S. GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 became effective for the Company as of April 1, 2019.

The Company employed the available practical expedients consistently to all of its office and office equipment leases, supply and warehousing agreements determined to be subject to the standard. The expedients granted the Company the ability to forgo reassessing lease classifications and whether any expired or existing contracts are, or contain, leases. The Company followed the guidance of ASU 2018-11 and did not recast its comparative periods. The comparative periods will follow the guidance of ASC 840, while the current period will follow the guidance of the new ASC 842.

The Company elected to utilize the transition package of practical expedients permitted within the new standard, which among other things, allowed the Company to carryforward the historical lease classification. The Company made an accounting policy election that will exclude leases with an initial term of 12 months or less from its Consolidated Balance Sheets and will recognize those lease payments in its Consolidated Statements of Operations on a straight-line basis over the lease term.

On adoption the Company recognized right-of-use assets and corresponding liabilities of $446,026 on its Consolidated Balance Sheet for its operating leases with terms greater than 12 months. The Company determined that the adoption of this guidance did not have a material impact on its Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, or its Consolidated Statements of Cash Flows. The new standard will not have a material impact on liquidity and will not have an impact on the Company’s debt-covenant compliance under its current debt agreements.

The Company determined that minimal changes to its business processes, systems and controls are needed to support recognition and disclosure under the new standard. Further, the Company is continuing to assess any incremental disclosures that will be required in the Company’s consolidated financial statements.

The Company’s current lease arrangements have terms that expire through 2021.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 2 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period that are not anti-dilutive. Potentially dilutive common shares consist of incremental shares issuable upon exercise of stock options, vesting of restricted shares or conversion of convertible notes outstanding. In computing diluted net income per share for the three months ended June 30, 2019 and 2018, no adjustment has been made to the weighted average outstanding common shares for the assumed exercise of stock options, vesting of restricted shares or conversion of convertible notes as the assumed exercise, vesting or conversion of these securities is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	Three months ended June 30,
	2019	2018
Stock options	13,504,575	14,797,442
Unvested restricted stock	1,488,750	1,997,750
5% Convertible notes	-	55,556

Total	14,993,325	16,850,748

NOTE 3 - INVENTORIES

	June 30, 2019	March 31, 2019
Raw materials	$29,813,380	$29,967,401
Finished goods - net	16,329,042	14,264,939

Total	$46,142,422	$44,232,340

As of June 30, and March 31, 2019, 6% and 6%, respectively, of raw materials and 6% and 8%, respectively, of finished goods were located outside of the United States.

In the three months ended June 30, 2019, the Company acquired $2,101,255 of bulk bourbon whiskey in support of its anticipated near and mid-term needs.

The Company estimates the allowance for obsolete and slow-moving inventory based on analyses and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Inventories are stated at the lower of weighted average cost or net realizable value.

NOTE 4 - INVESTMENTS

Investment in Gosling-Castle Partners Inc., consolidated

For the three months ended June 30, 2019 and 2018, GCP had pretax net income on a stand-alone basis of $905,878 and $2,526,084, respectively. The Company allocated a portion of this net income, or $180,270 and $502,691, to non-controlling interest for the three months ended June 30, 2019 and 2018, respectively. The cumulative balance allocated to noncontrolling interests in GCP was $6,887,884 and $6,750,392 at June 30 and March 31, 2019, respectively, as shown on the accompanying condensed consolidated balance sheets.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

Investment in Copperhead Distillery Company, equity method

For the three months ended June 30, 2019, the Company recognized a loss of $4,840 from this investment. For the three months ended June 30, 2018, the Company recognized $34,028 of income from this investment. The investment balance was $956,013 and $960,853 at June 30 and March 31, 2019, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $496,226 at each of June 30 and March 31, 2019.

Intangible assets consist of the following:

	June 30, 2019	March 31, 2019
Definite life brands	$170,000	$170,000
Trademarks	641,693	641,693
Rights	8,271,555	8,271,555
Product development	208,518	208,518
Patents	994,000	994,000
Other	55,460	55,460

	10,341,226	10,341,226
Less: accumulated amortization	8,733,119	8,689,254

Net	1,608,107	1,651,972
Other identifiable intangible assets - indefinite lived*	4,112,972	4,112,972

	$5,721,079	$5,764,944

* Other identifiable intangible assets - indefinite lived consists of product formulations and the Company’s relationships with its distillers.

Accumulated amortization consists of the following:

	June 30, 2019	March 31, 2019
Definite life brands	$170,000	$170,000
Trademarks	451,035	440,056
Rights	7,091,845	7,064,074
Product development	60,034	57,737
Patents	960,205	957,387

Accumulated amortization	$8,733,119	$8,689,254

NOTE 6 - RESTRICTED CASH

At June 30 and March 31, 2019, the Company had €310,349 or $352,755 (translated at the June 30, 2019 exchange rate) and €314,189 or $352,428 (translated at the March 31, 2019 exchange rate), respectively, of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, customs and excise guaranty and a revolving credit facility as described in Note 7A below.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 7 - NOTES PAYABLE

	June 30, 2019	March 31, 2019
Notes payable consist of the following:
Foreign revolving credit facilities (A)	$112,388	$87,678
Note payable - GCP note (B)	214,225	211,580
Credit facility (C)	26,759,606	26,814,941
11% Subordinated Note (D)	20,000,000	20,000,000

Total	$47,086,219	$47,114,199

A.	The Company has arranged various credit facilities aggregating €310,349 or $352,755 (translated at the June 30, 2019 exchange rate) and €314,189 or $352,428 (translated at the March 31, 2019 exchange rate) at June 30 and March 31, 2019, respectively, with an Irish bank, including overdraft coverage, creditors’ insurance, customs and excise guaranty, a revolving credit facility and Company credit cards. These credit facilities are payable on demand, continue until terminated by either party, are subject to annual review, and call for interest at the lender’s AA1 Rate minus 1.70%. At June 30 and March 31, 2019, there was €98,878 or $112,388 (translated at the June 30, 2019 exchange rate) and €78,164 or $87,678 (translated at the March 31, 2019 exchange rate) of principal due on the foreign revolving credit facilities included in current maturities of notes payable, respectively.

B.

In December 2009, GCP issued a promissory note (the “GCP Note”) in the aggregate principal amount of $211,580 to Gosling’s Export (Bermuda) Limited in exchange for credits issued on certain inventory purchases. The GCP Note matures on April 1, 2020, is payable at maturity, subject to certain acceleration events, and calls for annual interest of 5%, to be accrued and paid at maturity. At March 31, 2019, $10,579 of accrued interest was converted to amounts due to affiliates. At June 30, 2019, $214,225, consisting of $211,580 of principal and $2,645 of accrued interest, due on the GCP Note is included in current liabilities. At March 31, 2019, $211,580 of principal due on the GCP Note is included in long-term liabilities.

C.	In August 2011, the Company and CB-USA entered into a loan and security agreement (as amended and restated, and further amended, the “Amended Agreement”) with a third-party lender ACF FinCo I LP (“ACF,”) as successor in interest, which, as amended, provided for availability (subject to certain terms and conditions) of a facility of up to $21.0 million (the “Credit Facility”) for the purpose of providing the Company with working capital, including a sublimit in the maximum principal amount of $7,000,000 to permit the Company to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”), subject to certain conditions set forth in the Amended Agreement. The Company and CB-USA are referred to individually and collectively as the Borrower. Pursuant to the Amended Agreement, the Company and CB-USA may borrow up to the lesser of (x) $21,000,000 and (y) the sum of the borrowing base calculated in accordance with the Amended Agreement and the Purchased Inventory Sublimit.

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

The Credit Facility interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. As of June 30, 2019, the Credit Facility interest rate was 8.0%.

The Purchased Inventory Sublimit interest rate is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of June 30, 2019, the interest rate applicable to the Purchased Inventory Sublimit was 9.75%. The monthly facility fee is 0.75% per annum of the maximum Credit Facility. Also, the Company must pay a monthly facility fee of $2,000 with respect to the Purchased Inventory Sublimit until all obligations with respect thereof are fully paid and performed.

The Amended Agreement contains EBITDA targets allowing for further interest rate reductions in the future. The Company and CB-USA are permitted to prepay the Credit Facility in whole or the Purchased Inventory Sublimit, in whole or in part, subject to certain prepayment penalties as set forth in the Amended Agreement.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

For the three months ended June 30, 2019, the Company paid interest on the Amended Agreement and on the Purchased Inventory Sublimit as follows:

	Amended Agreement	Purchased Inventory Sublimit
April 1, 2019 – June 30, 2019	8.00000%	9.75000%

For the three months ended June 30, 2018, the Company paid interest on the Amended Agreement and on the Purchased Inventory Sublimit as follows:

	Amended Agreement	Purchased Inventory Sublimit
April 1, 2018 – April 30, 2018	7.31175%	9.06175%
May 1 – May 31, 2018	7.35805%	9.10805%
June 1 – June 30, 2018	7.30031%	9.05031%

Interest is payable monthly in arrears, on the first day of every month on the average daily unpaid principal amount of the Credit Facility. After the occurrence and during the continuance of any “Default” or “Event of Default” (as defined under the Amended Agreement), the Borrower is required to pay interest at a rate that is 3.25% per annum above the then applicable Credit Facility interest rate. There have been no Events of Default under the Credit Facility. ACF also receives a collateral management fee of $1,000 per month (increased to $2,000 after the occurrence of and during the continuance of an Event of Default) in addition to the facility fee with respect to the Purchased Inventory Sublimit. The Amended Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Amended Agreement includes negative covenants that, among other things, restrict the Borrower’s ability to create additional indebtedness, dispose of properties, incur liens and make distributions or cash dividends. The obligations of the Borrower under the Amended Amendment are secured by the grant of a pledge and security interest in all the assets of the Borrower. At June 30, 2019, the Company was in compliance, in all respects, with the covenants under the Amended Agreement. The Credit Facility was set to mature on July 31, 2020.

ACF required as a condition to entering into an amendment to the Amended Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of the Company, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director and principal shareholder of the Company, Mark E. Andrews, III, a director of the Company and the Company’s Chairman, Richard J. Lampen, a director of the Company and the Company’s President and Chief Executive Officer, Brian L. Heller, the Company’s General Counsel and Assistant Secretary, and Alfred J. Small, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary, to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4,900,000. Neither the Company nor CB-USA is a party to the participation agreement. However, the Company and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which the Company and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the Amended Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement.

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

In November 2018, the Company and CB-USA entered into a Sixth Amendment (the “Sixth Amendment”) to the Amended Agreement to amend certain terms of the Company’s existing Credit Facility with ACF. Among other changes, the Sixth Amendment extended the term of the Credit Facility to July 31, 2020 and amended the definition of borrowing base to increase the amount of borrowing that could be collateralized by inventory. The Company and CB-USA paid ACF an aggregate $57,500 commitment fee in connection with the Amendment.

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

At June 30 and March 31, 2019, $26,900,697 and $26,957,084, respectively, due on the Credit Facility was included in long-term liabilities. At June 30 and March 31, 2019, there was $99,303 and $42,916, respectively, in potential availability under the Credit Facility. In connection with the adoption of ASU 2015-03, the Company included $141,091 and $142,143 of debt issuance costs at June 30 and March 31, 2019, respectively, as direct deductions from the carrying amount of the related debt liability.

In July 2019, the Company and CB-USA, entered into an Eighth Amendment (the “Eighth Amendment”) to the Amended Agreement to amend certain terms of the Company’s existing Credit Facility with ACF. Among other changes, the Eighth Amendment (i) increases the maximum amount of the Credit Facility from $27,000,000 to $60,000,000 and removes the Purchased Inventory Sublimit; (ii) amends the borrowing capacity of the Facility to remove reference to the Purchased Inventory Sublimit and instead be equal to the lesser of (x) $60,000,000 and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement; (iii) amends the definition of borrowing base to increase the amount of borrowing that can be collateralized by bourbon and finished goods inventory; (iv) amends the interest rate applicable to the revolving credit facility to be equal to the greatest of (x) the prime rate plus 1.50%, (y) the LIBOR rate plus 4.00% and (z) 5.50%; (v) contains a fixed charge coverage ratio covenant requiring the Company to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0, measured on a rolling four (4) fiscal quarter basis; (vi) adds a covenant regarding revenue levels for certain Company brands; (vii) amends the permitted payments covenant to include repayment of the entire amount then due and payable under the terms of the 11% Subordinated Note due 2020 dated March 29, 2017, as amended, issued by the Company in favor of Frost Nevada Investments Trust; (viii) reduces the monthly facility fee from 0.75% per annum of the maximum Facility amount to 0.25% per annum of the maximum Facility amount; and (ix) extends the maturity date of the Facility to July 31, 2023. The Company and CB-USA paid ACF an aggregate $150,000 commitment fee in connection with the Eighth Amendment.

As a result of the removal of the Purchased Inventory Sublimit, all amounts owed to certain related parties of the Company pursuant to the participation agreement entered into between such related parties and ACF were repaid in full.

In connection with the Amendment, the Company and CB-USA also entered into a Second Amended and Restated Revolving Credit Note (“Revolving Note”).

D.	In March 2017, the Company issued a promissory note to Frost Nevada Investments Trust (the “Holder”), an entity affiliated with Phillip Frost, M.D., in the aggregate principal amount of $20,000,000 (the “Subordinated Note”). The Subordinated Note bears interest quarterly at the rate of 11% per annum.

In April 2018, the Company entered into a First Amendment to the Subordinated Note to extend the maturity date on the Subordinated Note from March 15, 2019 until September 15, 2020. No other provisions of the Subordinated Note were amended.

In July 2019, in connection with the Eighth Amendment to the Amended Agreement as described in Note 7C, the Company prepaid $20,183,333, representing the outstanding indebtedness owed under the Subordinated Note, plus accrued, but unpaid, interest thereon. No prepayment penalties were incurred by the Company. Upon the prepayment of the outstanding indebtedness, the Subordinated Note was cancelled.

NOTE 8 - EQUITY

Employee Stock Purchase Plan - In February 2017, the Company’s shareholders approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”) which provides for an aggregate of 3,000,000 shares of the Company’s stock reserved for issuance over the term of the 2017 ESPP. The purpose of the 2017 ESPP is to provide incentives for present and future employees of the Company and any designated subsidiary to acquire a proprietary interest in the Company through the purchase of shares of the Company’s common stock. For the three months ended June 30, 2019 and 2018, 55,564 shares and 41,902 shares, respectively, had been acquired under the 2017 ESPP.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

NOTE 9 - FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts from time to time to reduce its exposure to foreign currency fluctuations. The Company recognizes in the balance sheet derivative contracts at fair value, and reflects any net gains and losses currently in earnings. At June 30 and March 31, 2019, the Company had no forward contracts outstanding.

NOTE 10 - STOCK-BASED COMPENSATION

Stock-based compensation expense for the three months ended June 30, 2019 and 2018 amounted to $439,270 and $490,485, respectively. At June 30, 2019, total unrecognized compensation cost amounted to $2,282,871, representing 767,250 unvested options and 1,488,750 unvested shares of restricted stock. This cost is expected to be recognized over a weighted-average period of 0.9 years for the unvested options and 2.50 years for the unvested restricted shares. There were 171,000 options exercised during the three months ended June 30, 2019 and 503,166 options exercised during the three months ended June 30, 2018. The Company did not recognize any related tax benefit for the three months ended June 30, 2019 and 2018 from option exercises, as the effects were de minimis.

NOTE 11 - LEASES

Leasing Accounting Pronouncement Adoption

On April 1, 2019, the Company adopted ASU No. 2016-02- Leases (Topic 842) applying the modified retrospective method and the option presented under ASU 2018-11 to transition only active leases as of April 1, 2019 with a cumulative effect adjustment as of that date. All comparative periods prior to April 1, 2019 retain the financial reporting and disclosure requirements of ASC 840. The Company elected the package of practical expedients permitted under the transition guidance within the new standard. The package of three expedients includes: 1) the ability to carry forward the historical lease classification, 2) the elimination of the requirement to reassess whether existing or expired agreements contain leases, and 3) the elimination of the requirement to reassess initial direct costs. The Company also elected the practical expedient related to short-term leases without purchase options reasonably certain to exercise, allowing it to exclude leases with terms of less than twelve (12) months from capitalization for all asset classes. The Company did not elect the hindsight practical expedient when determining the lease terms. The adoption of the new standard resulted in the recording of right-of-use (“ROU”) assets and lease liabilities of $446,026 each, as of April 1, 2019. The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. The new standard had no material impact on liquidity and had no impact on the Company’s debt-covenant compliance under its current debt agreements.

Leasing Policies

The Company determines if an arrangement is a lease at inception. Leases are included in right-of-use assets and lease liabilities in the current and long-term portions of liabilities.

ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s obligation to make lease payments as determined by the lease agreement. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. ROU assets are recorded and recognized at commencement for the lease liability amount, initial direct costs incurred and is reduced for lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease cost is recognized on a straight line basis over the shorter of the useful life of the asset and the lease term.

Leases

The Company has operating and finance leases for corporate offices and certain office equipment. The leases have remaining lease terms of one year to three years, none of which include options to extend and none of which include options to terminate the leases within one year. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.

The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.

The components of lease expense were as follows (leases transacted in euros have been translated at the June 30, 2019 exchange rate):

Three Months Ended
June 30,
2019
Operating lease cost	$63,137
Variable lease cost	10,992

Finance lease cost:
Amortization of right-of-use assets	5,040
Interest on lease liabilities	1,272
Total lease cost	$80,441

Supplemental cash flow information related to leases was as follows (leases transacted in euros have been translated at the June 30, 2019 exchange rate):

Three Months Ended
June 30,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$94,705
Financing cash flows from finance leases	5,735

Supplemental balance sheet information related to leases was as follows (leases transacted in euros have been translated at the June 30, 2019 exchange rate):

June 30,
2019
Operating leases:
Operating lease right-of-use assets	$322,392

Current operating lease liability	$249,094
Non-current operating lease liability	41,707
Total operating lease liabilities	$290,801

Finance leases:

Equipment, at cost	$65,127
Accumulated amortization	(5,051)
Equipment, net	$60,076

Lease liabilities – current	$18,820
Lease liabilities - long-term	41,835
Total finance lease liabilities	$60,655

Weighted average remaining lease term:
Operating leases	1.03
Finance leases	3.24

Weighted average discount rate:
Operating leases	8.0%
Finance leases	8.0%

As of June 30, 2019, maturities of lease liabilities were as follows (leases transacted in euros have been translated at the June 30, 2019 exchange rate):

	Operating Leases	Finance Leases
Year Ending March 31:
Remainder of 2020	$249,514	$ 17, 244
2021	43,536	20,796
2022	10,884	18,600
2023	-	12,400
Total lease payments	303,934	69,040
Less imputed interest	(13,133)	(8,385)
Total	$290,801	$60,655

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases as of March 31, 2019 were as follows:

Years ending March 31,	Amount
2020	$388,694
2021	65,360
2022	26,663

Total	$480,717

NOTE 12 - COMMITMENTS AND CONTINGENCIES

A.	The Company has entered into a supply agreement with an Irish distiller (“Irish Distillery”), which provides for the production of blended Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least six years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next four fiscal contract years and agrees to purchase 90% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2020, the Company has contracted to purchase approximately €1,233,954 or $1,402,562 (translated at the June 30, 2019 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount

B.	The Company has also entered into a supply agreement with the Irish Distillery, which provides for the production of single malt Irish whiskeys for the Company until the contract is terminated by either party in accordance with the terms of the agreement. The Irish Distillery may terminate the contract if it provides at least thirteen years prior notice to the Company, except for breach. Under this agreement, the Company provides the Irish Distillery with a forecast of the estimated amount of liters of pure alcohol it requires for the next twelve fiscal contract years and agrees to purchase 80% of that amount, subject to certain annual adjustments. For the contract year ending June 30, 2020, the Company has contracted to purchase approximately €596,992 or $678,565 (translated at the June 30, 2019 exchange rate) in bulk Irish whiskey. The Company is not obligated to pay the Irish Distillery for any product not yet received. During the term of this supply agreement, the Irish Distillery has the right to limit additional purchases above the commitment amount.

C.	The Company has entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide the Company with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2019, the Company contracted to purchase approximately $4,550,000 in newly-distilled bourbon, of which $2,322,450 was purchased as of June 30, 2019. The Company is not obligated to pay the distiller for any product not yet received.

CASTLE BRANDS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

D.	As described in Note 8C, in August 2011, the Company and CB-USA entered into the Credit Facility, as amended in July 2012, March 2013, August 2013, November 2013, August 2014, September 2014, August 2015, October 2017, May 2018, October 2018, November 2018, January 2019 and July 2019.

E.	Except as set forth below, the Company believes that neither it, nor any of its subsidiaries, is currently subject to litigation which, in the opinion of management after consultation with counsel, is likely to have a material adverse effect on the Company.

The Company may become involved in litigation from time to time relating to claims arising in the ordinary course of its business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 13 - CONCENTRATIONS

A.	Credit Risk - The Company maintains its cash and cash equivalents balances at various large financial institutions that, at times, may exceed federally and internationally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

B.	Customers - Sales to one customer, the Southern Glazer’s Wine and Spirits of America, Inc. family of companies, accounted for approximately 42.7% and 36.4% of the Company’s net sales for the three months ended June 30, 2019 and 2018, respectively, and approximately 46.1% and 31.7% of accounts receivable at June 30 and March 31, 2019, respectively.

NOTE 14 - GEOGRAPHIC INFORMATION

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

	Three months ended June 30,
	2019		2018
Consolidated Sales, net:
International	$2,050,009	9.1%	$2,299,006	10.0%

U.S. - control states	4,062,985	19.7%	5,311,639	23.0%
U.S. - open states	16,522,747	80.3%	15,493,743	77.0%
United States	20,585,732	90.9%	20,805,382	90.0%

Total Consolidated Sales, net	$22,635,741	100.0%	$23,104,388	100.0%

Consolidated (Loss) Income from Operations:
International	$(118,357)	(391.6)%	$(77,906)	(11.4)%
United States	88,136	291.6%	762,510	111.4%

Total Consolidated (Loss) Income from Operations	$(30,221)	100.0%	$684,604	100.0%

Consolidated Net Loss Attributable to Common Shareholders:
International	$(92,252)	10.6%	$(49,002)	7.1%
United States	(778,643)	89.4%	(641,705)	92.9%

Total Consolidated Net Loss Attributable to Common Shareholders	$(870,895)	100.0%	$(690,707)	100.0%

Income tax benefit (expense), net:
United States	$582,019	100.0%	$(18,115)	100.0%

Consolidated Sales, net by category:
Whiskey	$9,708,985	42.9%	$9,484,388	41.1%
Rum	3,550,033	15.7%	$4,557,023	19.7%
Liqueurs	1,874,946	8.3%	1,987,096	8.6%
Vodka	226,757	1.0%	320,578	1.4%
Tequila	-	0.0%	58,683	0.3%
Ginger beer	7,275,020	32.1%	6,696,620	29.0%

Total Consolidated Sales, net	$22,635,741	100.0%	$23,104,388	100.0%

	As of June 30, 2019		As of March 31, 2019
Consolidated Assets:
International	$3,264,493	3.8%	$3,382,553	4.0%
United States	81,685,530	96.2%	81,598,013	96.0%

Total Consolidated Assets	$84,950,023	100.0%	$84,980,566	100.0%

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

Our objective is to continue building Castle Brands into a profitable international spirits company, with a distinctive portfolio of premium and super premium spirits brands. To achieve this, we continue to seek to:

●	focus on our more profitable brands and markets. We continue to focus our distribution efforts, sales expertise and targeted marketing activities on our more profitable brands and markets;
●	grow organically. We believe that continued organic growth will enable us to achieve long-term profitability. We focus on brands that have profitable growth potential and staying power, such as our whiskeys and ginger beer, sales of which have grown substantially in recent years;
●	focus on innovation. We continue to innovate in our portfolio by developing new brand extensions, expressions, blends and processes, such as our Ocean Aged at Sea bourbons and our wine-finishes for our bourbons and Irish whiskeys. We believe that continued focus on innovation will drive sales growth, build brand loyalty, and open new markets;
●	leverage our distribution network. Our established distribution network in all 50 U.S. states enables us to promote our brands nationally and makes us an attractive strategic partner for smaller companies seeking U.S. distribution;
●	selectively add new brands to our portfolio. We continue to explore strategic relationships, joint ventures and acquisitions to selectively expand our premium spirits portfolio. For example, we added the Arran Scotch whiskeys to our portfolio as agency brands. We expect that future acquisitions or agency relations, if any, would involve some combination of cash, debt and the issuance of our stock; and
●	build consumer awareness. We use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands.

Recent Developments

Ares Amendment

In July 2019, we, and our wholly-owned subsidiary Castle Brands USA Corp. (“CB-USA”), entered into an Eighth Amendment (the “Eighth Amendment”) to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for (subject to certain terms and conditions) a credit facility (the “Credit Facility”). Among other changes, the Eighth Amendment (i) increases the maximum amount of the Credit Facility from $27.0 million to $60.0 million and removes the Purchased Inventory Sublimit; (ii) amends the borrowing capacity of the Facility to remove reference to the Purchased Inventory Sublimit and instead be equal to the lesser of (x) $60.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement; (iii) amends the definition of borrowing base to increase the amount of borrowing that can be collateralized by bourbon and finished goods inventory; (iv) amends the interest rate applicable to the revolving credit facility to be equal to the greatest of (x) the prime rate plus 1.50%, (y) the LIBOR rate plus 4.00% and (z) 5.50%; (v) contains a fixed charge coverage ratio covenant requiring us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0, measured on a rolling four (4) fiscal quarter basis; (vi) adds a covenant regarding revenue levels for certain of our brands; (vii) amends the permitted payments covenant to include repayment of the entire amount then due and payable under the terms of the 11% Subordinated Note due 2020 dated March 29, 2017, as amended, issued by us in favor of Frost Nevada Investments Trust; (viii) reduces the monthly facility fee from 0.75% per annum of the maximum Facility amount to 0.25% per annum of the maximum Facility amount; and (ix) extends the maturity date of the Facility to July 31, 2023. We and CB-USA paid ACF an aggregate $150,000 commitment fee in connection with the Eighth Amendment.

As a result of the removal of the Purchased Inventory Sublimit, all amounts that were then owed to certain related parties of ours (pursuant to the participation agreement entered into between such related parties and ACF) were repaid in full.

In connection with the Eighth Amendment, we prepaid in full the outstanding indebtedness owed under the 11% Subordinated Note, in the aggregate principal amount of $20 million plus all accrued, but unpaid, interest thereon. We did not incur any prepayment penalties. Upon the prepayment of the outstanding indebtedness, the 11% Subordinated Note was cancelled.

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

Where in this report we refer to amounts in Euros or British Pounds, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the exchange rates as of June 30, 2019, each as calculated from the Interbank exchange rates as reported by Oanda.com. On June 30, 2019, the exchange rate of the Euro and the British Pound in exchange for U.S. Dollars was €1.00 = U.S. $1.13664 (equivalent to U.S. $1.00 = €0.87989) and £1.00 = U.S. $1.26904 (equivalent to U.S. $1.00 = £0.78800).

These conversions should not be construed as representations that the Euro and British Pound amounts actually represent U.S. Dollar amounts or could be converted into U.S. Dollars at the rates indicated.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended March 31, 2019, as amended, which we refer to as our 2019 Annual Report. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Financial performance overview

The following table provides information regarding our spirits case sales for the periods presented based on nine-liter equivalent cases, which is a standard spirits industry metric (table excludes related non-alcoholic beverage products):

	Three months ended
	June 30,
	2019	2018
Cases:
United States	74,466	82,685
International	20,365	21,594

Total	94,831	104,280

Rum	35,160	44,553
Whiskey	33,250	30,744
Liqueurs	22,231	22,611
Vodka	4,190	6,061
Tequila	-	311

Total	94,831	104,280

Percentage of Cases:
United States	78.5%	79.3%
International	21.5%	20.7%

Total	100%	100%

Rum	37.1%	42.7%
Whiskey	35.1%	29.5%
Liqueurs	23.4%	21.7%
Vodka	4.4%	5.8%
Tequila	0.0%	0.3%

Total	100.0%	100.0%

The following table provides information regarding our case sales of related non-alcoholic beverage products, which primarily consists of Goslings Stormy Ginger Beer, for the periods presented:

	Three months ended June 30,
	2019	2018
Cases:
United States	467,168	445,147
International	10,453	19,305

Total	477,261	464,452

United States	97.8%	97.5%
International	2.2%	2.5%

Total	100.0%	100.0%

Results of operations

The table below provides, for the periods indicated, the percentage of net sales of certain items in our consolidated financial statements:

	Three months ended June 30,
	2019	2018
Sales, net	100.0%	100.0%
Cost of sales	60.9%	59.9%

Gross profit	39.1%	40.1%

Selling expense	27.7%	25.2%
General and administrative expense	11.0%	10.9%
Depreciation and amortization	0.5%	1.0%

(Loss) income from operations	(0.1)%	3.0%

Other expense, net	0.0%	0.0%
(Loss) income from equity investment in non-consolidated affiliate	(0.0)%	0.1%
Foreign exchange (loss) gain	(0.3)%	0.2%
Interest expense, net	(5.3)%	(4.6)%
Loss before provision for income taxes	(5.8)%	(1.3)%
Income tax benefit (expense), net	2.6%	(0.1)%

Net loss	(3.2)%	(1.4)%
Net income attributable to noncontrolling interests	(0.6)%	(1.7)%

Net loss attributable to common shareholders	(3.8)%	(3.1)%

The following is a reconciliation of net loss attributable to common shareholders to EBITDA, as adjusted:

	Three months ended June 30,
	2019	2018
Net loss attributable to common shareholders	$(870,895)	$(690,707)
Adjustments:
Interest expense, net	1,207,845	1,051,942
Income tax (benefit) expense, net	(582,019)	18,115
Depreciation and amortization	123,238	235,792
EBITDA	(121,831)	615,142
Allowance for doubtful accounts	15,000	14,559
Allowance for obsolete inventory	-	80,000
Stock-based compensation expense	439,270	490,485
Other expense, net	1,192	405
Loss (income) from equity investment in non-consolidated affiliate	4,840	(34,028)
Foreign exchange loss (gain)	71,324	(44,464)
Net income attributable to noncontrolling interests	137,492	383,341
EBITDA, as adjusted	$547,287	$1,505,440

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for allowances for doubtful accounts and obsolete inventory, stock-based compensation expense, other expense (income), net, income (loss) from equity investment in non-consolidated affiliate, foreign exchange loss (income) and net income attributable to noncontrolling interests is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and allocation of capital resources. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance or are based on management’s estimates, such as allowance accounts, are due to changes in valuation, such as the effects of changes in foreign exchange or do not involve a cash outlay, such as stock-based compensation expense. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as stock-based compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income from operations, net income and cash flows from operating activities.

Three months ended June 30, 2019 compared with three months ended June 30, 2018

Net sales. Net sales decreased 2.0% to $22.6 million for the three months ended June 30, 2019, as compared to $23.1 million for the comparable prior-year period, as U.S. sales growth of Jefferson’s bourbons and Goslings Stormy Ginger Beer were offset by decreases in Goslings rum sales and sales of certain of our liqueurs in the three months ended June 30, 2019. In addition, a change in the Pennsylvania Control Board operating model resulted in a $1.1 million year over year reduction in revenue and a $0.5 million reduction in net contribution based on phasing, all of which we expect will be reversed as the fiscal year progresses. We expect to continue to focus on our faster growing brands and markets, both in the U.S. and internationally, including high revenue, specialty releases of our Jefferson’s bourbons in future periods.

The table below presents the increase or decrease, as applicable, in case sales by spirits product category for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

	Increase/(decrease)		Percentage
	in case sales		Increase/(decrease)
	Overall	U.S.	Overall	U.S.
Rum	(9,393)	(7,404)	(21.1)%	(24.7)%
Whiskey	2,506	936	8.2%	3.8%
Liqueur	(380)	(150)	(1.7)%	(0.7)%
Vodka	(1,871)	(1,291)	(30.9)%	(23.9)%
Tequila	(311)	(311)	(100.0)%	(100.0)%
Total	(9,449)	(8,219)	(9.1)%	(9.9)%

Our international spirits case sales as a percentage of total spirits case sales increased to 21.5% for the three months ended June 30, 2019 as compared to 20.7% for the comparable prior-year period, primarily due to increased Irish whiskey and rum sales in certain international markets resulting in part from the timing of shipments to large retailers in Ireland.

The following table presents the increase in case sales of ginger beer products, our non-alcoholic beverage product, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

	Increase		Percentage
	in case sales		Increase
	Overall	U.S.	Overall	U.S.
Ginger Beer Products	12,809	22,021	2.8%	4.9%

Gross profit. Gross profit decreased 4.5% to $8.8 million for the three months ended June 30, 2019 from $9.3 million for the comparable prior-year period, while gross margin decreased to 39.1% for the three months ended June 30, 2019 as compared to 40.1% for the comparable prior-year period. The decrease in gross margin was primarily due to a temporary increase in aggregate costs of our bulk bourbon in the current period and to the impact of high margin, specialty releases of our Jefferson’s bourbon in the comparable prior-year period. We expect that gross margin will improve over the long-term as our lower-cost new-fill bourbon ages and becomes available for use across all of our Jefferson’s expressions. Gross profit was positively impacted by a rebate of $0.2 million on excise taxes recognized under the Craft Beverage Modernization and Tax Reform Act of 2017 in the three months ended June 30, 2019, and we expect a similar benefit in each of our next two fiscal quarters. The timing and amount of such future rebates remain subject to the review and approval of the U.S. Customs and Border Protection Agency.

Selling expense. Selling expense increased 7.5% to $6.3 million for the three months ended June 30, 2019 from $5.8 million for the comparable prior-year period, primarily due to a $0.7 million increase advertising, marketing and promotion expense related to the timing of certain sales and marketing programs, including increased marketing support for our Jefferson’s bourbons, partially offset by a $0.2 million decrease in employee costs. Selling expense as a percentage of net sales increased to 27.7% for the three months ended June 30, 2019 as compared to 25.2% for the comparable prior-year period due to decreased revenues in the current period.

General and administrative expense. General and administrative expense decreased (1.1%) to $2.49 million for the three months ended June 30, 2019 from $2.51 million for the comparable prior-year period. General and administrative expense as a percentage of net sales increased to 11.0% for the three months ended June 30, 2019 as compared to 10.9% for the comparable prior-year period due to a slight decrease in revenues in the current period.

Depreciation and amortization. Depreciation and amortization was $0.1 million for the three months ended June 30, 2019 as compared to $0.2 million for the comparable prior-year period.

(Loss) income from operations. As a result of the foregoing, we had a de minimis loss from operations for the three months ended June 30, 2019 as compared to income from operations of $0.7 million for the comparable prior-year period. As a result of our focus on our stronger growth markets and better performing brands, expected growth from our existing brands, and improved gross margin on our Jefferson’s brands as our lower-cost new-fill bourbon ages and becomes available for use across all of our Jefferson’s expressions, we anticipate improved results of operations in the near term as compared to prior years, although there is no assurance that we will attain such results.

Income tax benefit (expense), net. Income tax benefit (expense), net consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. Net income tax benefit was $0.6 million for the three months ended June 30, 2019 as compared to expense of ($0.02) million in the comparable prior-year period.

For the three months ended June 30, 2019, we recorded an income tax benefit of $0.6 million. The effective tax rate for the three months ended June 30, 2019 was 44.25%. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% as a result of incentive stock options that are not deductible for tax purposes and current year Section 163(j) deferred interest carryforwards that are not expected to be realized on a more-likely-than-not basis.

Based on historical taxable income and projected future taxable income, the Company concluded as of March 31, 2019 that certain of its U.S. deferred tax assets are realizable on a more-likely-than-not basis. The Company maintains a valuation allowance on Section 163(j) deferred interest carryforwards and a partial valuation allowance on certain state net operating losses that are not expected to be utilized. As of June 30, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change

Foreign exchange. Foreign exchange loss for the three months ended June 30, 2019 was ($0.07) million as compared to a net gain of $0.05 million for the comparable prior-year period due to the net effects of fluctuations of the U.S. Dollar against the Euro and its impact on our Euro-denominated intercompany balances due to our foreign subsidiaries for inventory purchases.

Interest expense, net. We had interest expense, net of ($1.2) million for the three months ended June 30, 2019 as compared to ($1.1) million for the comparable prior-year period due to balances outstanding under our credit facilities and long-term debt. Due to the reduced interest rate applicable to our Credit Facility due to the Eighth Amendment and the repayment of the 11% Subordinated Note, we expect interest expense, net to decrease as compared to prior periods, despite the increase in average debt levels.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.1 million for the three months ended June 30, 2019 as compared to $0.4 million for the comparable prior-year period, as a result of net income allocated to the 19.9% noncontrolling interests in GCP.

Net loss attributable to common shareholders. As a result of the net effects of the foregoing, net loss attributable to common shareholders was ($0.9) million for the three months ended June 30, 2019 as compared to a net loss of ($0.7) million for the comparable prior-year period. Net loss per common share, basic and diluted, was ($0.01) per share for the three months ended June 30, 2019 as compared to net loss per common share, basic and diluted, of ($0.00) per share for the three months ended June 30, 2018.

EBITDA, as adjusted. EBITDA, as adjusted, decreased to $0.5 million for the three months ended June 30, 2019, as compared to $1.5 million for the comparable prior-year period, primarily due to decreased sales and gross profit, as well as increased sales and marketing expense.

Liquidity and capital resources

Overview

Since our inception, we have incurred significant net losses and have not generated positive cash flows from operations. For the three months ended June 30, 2019, we had a net loss of ($0.8) million, and used a de minimis amount of cash in operating activities. As of June 30, 2019, we had cash and cash equivalents of $0.5 million and had an accumulated deficit of $145.7 million.

We believe our current cash and working capital and the availability under the Credit Facility (as defined below) will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least August 2020. We believe we can continue to meet our operating needs through additional mechanisms, if necessary, including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources.

In July 2019, we expanded and extended the Loan Agreement and Credit Facility with ACF and retired the Subordinated Note in full.

Financing

We and our wholly-owned subsidiary, CB-USA, are parties to an Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with ACF FinCo I LP (“ACF”), which provides for availability (subject to certain terms and conditions) of a facility (the “Credit Facility”) to provide us with working capital, including capital to finance purchases of aged whiskeys in support of the growth of our Jefferson’s whiskeys. We and CB-USA entered into four amendments to the Loan Agreement during our 2019 fiscal year which increased the maximum amount of the Credit Facility from $21.0 million to $27.0 million, including a sublimit in the maximum principal amount of $7.0 million to permit us to acquire aged whiskey inventory (the “Purchased Inventory Sublimit”) subject to certain conditions set forth in the Loan Agreement. The Credit Facility was set to mature on July 31, 2020 (the “Maturity Date”). The monthly facility fee is 0.75% per annum of the maximum Credit Facility amount (excluding the Purchased Inventory Sublimit).

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

ACF required as a condition to entering into an amendment to the Loan Agreement in August 2015 that ACF enter into a participation agreement with certain related parties of ours, including Frost Gamma Investments Trust, an entity affiliated with Phillip Frost, M.D., a director of ours and a principal shareholder of ours ($150,000), Mark E. Andrews, III, a director of ours and our Chairman ($50,000), Richard J. Lampen, a director of ours and our President and Chief Executive Officer ($100,000), Brian L. Heller, our General Counsel and Assistant Secretary ($42,500), and Alfred J. Small, our Senior Vice President, Chief Financial Officer, Treasurer & Secretary ($15,000), to allow for the sale of participation interests in the Purchased Inventory Sublimit and the inventory purchased with the proceeds thereof. The participation agreement provides that ACF’s commitment to fund each advance of the Purchased Inventory Sublimit shall be limited to seventy percent (70%), up to an aggregate maximum principal amount for all advances equal to $4.9 million. Under the terms of the participation agreement, the participants receive interest at the rate of 11% per annum. We are not a party to the participation agreement. However, we and CB-USA are party to a fee letter with the junior participants (including the related party junior participants) pursuant to which we and CB-USA were obligated to pay the junior participants a closing fee of $18,000 on the effective date of the amendment to the Loan Agreement and are obligated to pay a commitment fee of $18,000 on each anniversary of the effective date until the junior participants’ obligations are terminated pursuant to the participation agreement. As of June 30, 2019, we had borrowed $27.0 million of the $27.0 million then available under the Credit Facility, including $7.0 million of the $7.0 million available under the Purchased Inventory Sublimit.

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

The Loan Agreement contains standard borrower representations and warranties for asset-based borrowing and a number of reporting obligations and affirmative and negative covenants. The Loan Agreement includes negative covenants that, among other things, restrict our ability to create additional indebtedness, dispose of properties, incur liens, and make distributions or cash dividends. At June 30, 2019, we were in compliance, in all material respects, with the covenants under the Loan Agreement.

In July 2019, we and CB-USA, entered into an Eighth Amendment (the “Eighth Amendment”) to the Amended Agreement to amend certain terms of the Credit Facility. Among other changes, the Eighth Amendment (i) increases the maximum amount of the Credit Facility from $27.0 million to $60.0 million and removes the Purchased Inventory Sublimit; (ii) amends the borrowing capacity of the Facility to remove reference to the Purchased Inventory Sublimit and instead be equal to the lesser of (x) $60.0 million and (y) the sum of the borrowing base calculated in accordance with the Loan Agreement; (iii) amends the definition of borrowing base to increase the amount of borrowing that can be collateralized by bourbon and finished goods inventory; (iv) amends the interest rate applicable to the revolving credit facility to be equal to the greatest of (x) the prime rate plus 1.50%, (y) the LIBOR rate plus 4.00% and (z) 5.50%; (v) contains a fixed charge coverage ratio covenant requiring the Company to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0, measured on a rolling four (4) fiscal quarter basis; (vi) adds a covenant regarding revenue levels for certain Company brands; (vii) amends the permitted payments covenant to include repayment of the entire amount then due and payable under the terms of the 11% Subordinated Note due 2020 dated March 29, 2017, as amended, issued by the Company in favor of Frost Nevada Investments Trust; (viii) reduces the monthly facility fee from 0.75% per annum of the maximum Facility amount to 0.25% per annum of the maximum Facility amount; and (ix) extends the maturity date of the Facility to July 31, 2023. We and CB-USA paid ACF an aggregate $150,000 commitment fee in connection with the Eighth Amendment.

As a result of the removal of the Purchased Inventory Sublimit, all amounts owed to certain related parties of ours pursuant to the participation agreement entered into between such related parties and ACF were repaid in full.

In connection with the Eighth Amendment, we and CB-USA also entered into a Second Amended and Restated Revolving Credit Note (“Revolving Note”).

In March 2017, we issued an 11% Subordinated Note due 2019, dated March 29, 2017, in the principal amount of $20.0 million with Frost Nevada Investments Trust (the “Subordinated Note”), an entity affiliated with Phillip Frost, M.D., a director and a principal shareholder of ours. In April 2018, we entered into a first amendment to the Subordinated Note to extend the maturity date on the Subordinated Note to September 15, 2020.

In July 2019, in connection with the Eighth Amendment to the Amended Agreement as described above, we prepaid in full the outstanding indebtedness owed under the Subordinated Note, in the aggregate principal amount of $20 million plus all accrued but unpaid interest thereon. No prepayment penalties were incurred by us. Upon the prepayment of the outstanding indebtedness, the Subordinated Note was cancelled.

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

Liquidity Discussion

As of June 30, 2019, we had shareholders’ equity of $19.2 million as compared to $19.3 million at March 31, 2019. This decrease in shareholders’ equity was primarily due to our ($0.7) million total comprehensive loss for the three months ended June 30, 2019, partially offset by the $0.4 million in stock-based compensation expense and the $0.1 million from the exercise of stock options and the common stock purchased under our employee stock purchase plan.

We had working capital of $48.0 million at June 30, 2019 as compared to $49.0 million at March 31, 2019, primarily due to a $2.0 million increase in inventory and a $0.5 million decrease in due to related parties, which was partially offset by a $2.3 million decrease in accounts receivable, a $0.5 million decrease in prepaid expenses and other current assets and a $0.3 million increase in accounts payable and accrued expenses.

As of June 30 and March 31, 2019, we had cash and cash equivalents of approximately $0.5 million. Changes in our cash and cash equivalents are primarily attributable to the net borrowings on our credit facilities to fund our operations and working capital needs. At June 30 and March 31, 2019, we also had approximately $0.4 million of cash restricted from withdrawal and held by a bank in Ireland as collateral for overdraft coverage, creditors’ insurance, revolving credit and other working capital purposes.

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

We continue to implement sales and marketing initiatives that we expect will generate cash flows from operations in the next few years. We seek to grow our business through expansion to new markets, growth in existing markets and strengthened distributor relationships. As our brands continue to grow, our working capital requirements will increase. In particular, the growth of our Jefferson’s brands requires a significant amount of working capital relative to our other brands, as we are required to purchase and hold increasing amounts of aged whiskey to meet growing demand. We must purchase and hold several years’ worth of aged whiskey in inventory until such time as it is aged to our specific brand taste profiles, increasing our working capital requirements and negatively impacting cash flows.

We may also seek additional brands and agency relationships to leverage our existing distribution platform. We intend to finance any such brand acquisitions through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, could materially reduce our liquidity and could cause substantial fluctuations in our quarterly and yearly operating results. We continue to control expenses, by seeking improvements in routes to market and containing production costs to improve cash flows.

In July 2019, we expanded and extended the Loan Agreement and Credit Facility with ACF, repaid the Subordinated Note in full, and reduced our overall interest expense in future periods.

As of June 30, 2019, we had borrowed $27.0 million of the $27.0 million then available under the Credit Facility, including $7.0 million of the $7.0 million available under the Purchased Inventory Sublimit. As of August 8, 2019, we had borrowed $50.0 million of the $60.0 million then available under the amended Credit Facility, leaving $10.0 million in potential availability for working capital needs under the amended Credit Facility. We believe our current cash and working capital and the availability under the Credit Facility will enable us to fund our losses until we achieve profitability, ensure continuity of supply of our brands, and support new brand initiatives and marketing programs through at least August 2020. We believe we can continue to meet our operating needs through additional financing mechanisms, if necessary, including additional or expanded debt financings, potential equity offerings and limiting or adjusting the timing of additional inventory purchases based on available resources, although we continue to evaluate alternative financing options.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three months ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29)	$(3,868)
Investing activities	(41)	(85)
Financing activities	82	4,205
Subtotal	12	252
Effect of foreign currency translation	(31)	(35)

Net decrease in cash and cash equivalents including restricted cash	$(19)	$(217)

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

On average, the production cycle for our owned brands is up to three months measuring from the time we obtain the distilled spirits and the other materials needed to bottle and package our products to the time we receive products available for sale, in part due to the international nature of our business. We do not produce Goslings rums or ginger beer, Pallini liqueurs, Arran Scotch whiskeys or Gozio amaretto. Instead, we receive the finished product directly from the owners of such brands. From the time we have products available for sale, an additional two to three months may be required before we sell our inventory and collect payment from customers. Further, our inventory at June 30, 2019 included significant additional stores of aged bourbon purchased in advance of forecasted production requirements. In October 2017, we entered into a supply agreement with a bourbon distiller, which provides for the production of newly-distilled bourbon whiskey. Under this agreement, the distiller will provide us with an agreed upon amount of original proof gallons of newly-distilled bourbon whiskey, subject to certain annual adjustments. For the contract year ending December 31, 2019, we contracted to purchase approximately $4.6 million in newly distilled bourbon, of which $2.3 million had been purchased as of June 30, 2019. We are not obligated to pay the distiller for any product not yet received. We expect to use the aged bourbon in the normal course of future sales, contributing to our cash flows in future periods.

During the three months ended June 30, 2019, net cash used in operating activities was de minimis, consisting primarily of a $2.0 million increase in inventory, a $0.5 million decrease in due to related parties and a net loss of $0.7 million. These uses of cash were partially offset by a $2.3 million decrease in accounts receivable, a $0.4 million increase in accounts payable and accrued expenses, stock-based compensation expense of $0.4 million and depreciation and amortization expense of $0.1 million

During the three months ended June 30, 2018, net cash used in operating activities was $3.9 million, consisting primarily of a $3.5 million increase in inventory, a $1.4 million decrease in accounts payable and accrued expenses, a $0.5 million decrease in due to related parties and a net loss of $0.3 million. These uses of cash were partially offset by a $1.2 million decrease in accounts receivable, stock-based compensation expense of $0.5 million and depreciation and amortization expense of $0.2 million.

Investing Activities. Net cash used in investing activities was $0.04 million for the three months ended June 30, 2019, representing $0.04 million used in the acquisition of fixed assets.

Net cash used in investing activities was $0.1 million for the three months ended June 30, 2018, representing $0.1 million used in the acquisition of fixed and intangible assets.

Financing activities. Net cash provided by financing activities for the three months ended June 30, 2019 was $0.1 million, consisting primarily of $0.1 million from the exercise of stock options and the purchase of stock under our 2017 ESPP, partially offset by $0.06 million in net payments on the Credit Facility.

Net cash provided by financing activities for the three months ended June 30, 2018 was $4.2 million, consisting primarily of $4.0 million in net proceeds from the Credit Facility and $0.2 million from the exercise of stock options.

Recent accounting standards issued and adopted

We discuss recently issued and adopted accounting standards in the “Recent accounting pronouncements” section of Note 1 of the “Notes to Unaudited Condensed Consolidated Financial Statements” in the accompanying unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward Looking Statements

This annual report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We use words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “seeks”, “predicts”, “could”, “projects”, “potential” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. Specifically, this quarterly report contains forward-looking statements regarding: (i) our expectations and strategies to build a profitable international spirits company; (ii) our expectations to focus on faster growing brands and markets; (ii) our expectations related to improvements in our financial and operational results; (iii) our expectations of, and intended uses of, our liquidity and capital resources; (iv) our ability to expand our financing through additional mechanisms to meet our operating needs; (v) our expectations regarding our future capital expenditures; and (vi) our ability to finance potential acquisitions. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2019, as amended, and as follows:

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

Interest rate risk

Interest on our Credit Facility (other than with respect to the Purchased Inventory Sublimit) is charged at the rate that, when annualized, is the greatest of (a) the Prime Rate plus 3.00%, (b) the LIBOR Rate plus 5.50% and (c) 6.00%. The interest rate applicable to the Purchased Inventory Sublimit is the rate that, when annualized, is the greatest of (a) the Prime Rate plus 4.25%, (b) the LIBOR Rate plus 6.75% and (c) 7.50%. As of June 30, 2019, we had $27.0 million outstanding under the Credit Facility, including $7.0 million under the Purchased Inventory Sublimit, none of which is currently being hedged. Interest on our foreign revolving credit facilities is charged at the lender’s AA1 Rate minus 1.70%. As of June 30, 2019, we had $0.1 million outstanding under our foreign revolving credit facilities.

A hypothetical one percentage point (100 basis points) increase in the interest rate being charged on the $27.0 million of unhedged debt outstanding under our Credit Facility, including the Purchased Inventory Sublimit, and our foreign revolving credit facilities at June 30, 2019 would have an impact of approximately $64,035 on our interest expense for the quarter.

Foreign exchange rate risk

The majority of our sales, net and expenses are transacted in U.S. Dollars. However, in the three months ended June 30, 2019, Euro denominated sales accounted for approximately 5.0% of our sales, net. We also incur expenses in foreign currencies, primarily the Euro. In the three months ended June 30, 2019, Euro denominated expenses accounted for approximately 9.4% of our expenses. A substantial change in the rate of exchange between the U.S. Dollar and the Euro could have a significant adverse effect on our financial results. A hypothetical 10% change in the value of the U.S. Dollar in relation to the Euro and British pound would have had an impact of approximately $154,204 on our income from operations for the three months ended June 30, 2019.

If we do not enter into hedging arrangements, the more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. In the past, we have entered into forward contracts from time to time to reduce our exposure to foreign currency fluctuations. We recognize derivative contracts in the balance sheet at fair value, and reflect any net gains and losses currently in earnings. At June 30 and March 31, 2019, we had no forward contracts outstanding. Gain or loss on foreign currency forward contracts, which was de minimis during the periods presented, is included in other income and expense.

The functional currencies for our foreign operations are the Euro in Ireland and the British Pound in the United Kingdom. With respect to our consolidated financial statements, the translation from the applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. The effect of foreign currency translation was income of $12,704 for the three months ended June 30, 2019 and a loss of ($76,239) for the three months ended June 30, 2018. A hypothetical 10% change in the value of the U.S. Dollar in relation to the Euro and British pound would have had an impact of approximately $200,000 for the three months ended June 30, 2019 as a result of foreign currency translation.

Commodity price risk

We currently are not exposed to commodity price risks. We do not purchase the basic ingredients such as grain, sugar cane or agave that are converted into alcohol through distillation. Instead, we have relationships with various companies to provide distillation, bottling or other production services for us. These relationships vary on a brand-by-brand basis.

As of June 30, 2019, we did not have any hedging arrangements in place to protect our exposure to commodity price fluctuations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As part of this evaluation, our principal executive officer and principal financial officer reviewed our internal controls over financial reporting, and based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of June 30, 2019.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 F. to our unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2019.

Item 6. Exhibits

Exhibit
Number	Description

4.1	Eighth Amendment to the Amended and Restated Loan and Security Agreement, dated as of July 17, 2019, by and among ACF FinCo I LP, the Company and Castle Brands (USA) Corp. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on July 19, 2019)

4.2	Second Amended and Restated Revolving Credit Note, dated as of July 17, 2019, in favor of ACF FinCo I LP. (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on July 19, 2019)

31.1 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BRANDS INC.

By:	/s/ Alfred J. Small
Alfred J. Small
Chief Financial Officer
(Mr. Small is the Principal Financial Officer and
Principal Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

August 9, 2019

